Form 10-Q
period 1993-12-25
INGLES MARKETS INC
filed 1994-02-07
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q


 __
/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1993
 __
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ .

Commission File Number 0-14706

                          INGLES MARKETS, INCORPORATED
             (Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
- -------------------------------         ---------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

P.O. Box 6676, Asheville, NC            28816
- -------------------------------         ---------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
  including area code:                  (704) 669-2941
                                        ---------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO___.

As of January 28, 1994, the registrant had 4,365,971 shares of Class A Common Stock, $.05 par value per share, and 13,537,729 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                             Page No.
                                                             --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   December 25, 1993 and
                   September 25, 1993                                3

            Consolidated  Statements of Income -
                   Three Months Ended
                   December 25, 1993 and
                   December 26, 1992                                 5

            Consolidated Statements of Changes in
            Stockholders' Equity
                   Three Months Ended
                   December 25, 1993 and
                   December 26, 1992                                 6

            Consolidated Statements of Cash Flows -
                   Three Months Ended
                   December 25, 1993 and
                   December 26, 1992                                 7

            Notes to Unaudited Interim Financial Statements          8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             11

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                      15

Signatures                                                          16

Exhibits

     11   Computation of Earnings Per Common Share                  17



Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               DECEMBER 25,  SEPTEMBER 25,
                                                   1993           1993
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  17,747,395  $  17,720,151
       Receivables                               14,161,370     14,043,992
       Inventories                              100,323,842    101,718,841
       Other                                      2,912,638      2,833,268
                                              -------------  -------------

             TOTAL CURRENT ASSETS               135,145,245    136,316,252

 PROPERTY AND EQUIPMENT - Net                   318,131,261    312,516,161
 ----------------------

 OTHER ASSETS                                     7,603,489      7,716,358
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 460,879,995  $ 456,548,771
                                              =============  =============





 NOTE: The balance sheet at September 25, 1993 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               DECEMBER 25,  SEPTEMBER 25,
                                                  1993           1993
                                               (UNAUDITED)      (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 46,115,700   $ 43,832,239

    Accounts payable and accrued
      expenses                                   78,589,363     80,049,770
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   124,705,063    123,882,009

 DEFERRED GAINS ON SALE LEASEBACKS                  144,243        148,486
 ---------------------------------

 DEFERRED INCOME TAXES                           18,126,161     21,815,873
 ---------------------

 LONG-TERM LIABILITIES                          167,160,987    163,013,274
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              310,136,454    308,859,642
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,327,346
      shares issued and outstanding
      December 25, 1993; 4,310,855 shares
      issued and outstanding
      September 25, 1993                            216,367        215,543
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,576,354
      shares issued and outstanding
      December 25, 1993; 13,592,845 shares
      issued and outstanding
      September 25, 1993                            678,818        679,642
     Paid-in capital in excess of
      par value                                  48,594,115     48,594,115
     Retained earnings                          101,254,241     98,199,829
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  150,743,541    147,689,129
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $460,879,995   $456,548,771
                                               ============   ============

 NOTE: The balance sheet at September 25, 1993 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                 -------------------------
                                                 DECEMBER 25, DECEMBER 26,
                                                     1993         1992
                                                 ------------ ------------
 NET SALES                                       $297,874,598 $276,556,843
 COST OF GOODS SOLD                               232,497,536  216,263,793
                                                 ------------ ------------
 GROSS PROFIT                                      65,377,062   60,293,050
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                        57,110,310   53,107,665
 RENTAL INCOME, NET                                 1,835,339    1,108,603
                                                 ------------ ------------
 INCOME FROM OPERATIONS                            10,102,091    8,293,988
 OTHER INCOME, NET                                    339,238      118,848
                                                 ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                                10,441,329    8,412,836
 INTEREST EXPENSE                                   4,296,200    4,500,912
                                                 ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                     6,145,129    3,911,924
                                                 ------------ ------------
 INCOME TAXES:
   Current                                          3,000,000    1,400,000
   Deferred                                          (700,000)           -
                                                 ------------ ------------
                                                    2,300,000    1,400,000
                                                 ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                3,845,129    2,511,924

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES            3,334,860            -
                                                 ------------ ------------


 NET INCOME                                      $  7,179,989 $  2,511,924
                                                 ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle          $        .21 $        .14
    Cumulative effect of change in
      accounting principle for income taxes               .18            -
                                                 ------------ ------------
    Primary earnings per common share            $        .39 $        .14
                                                 ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle             $        .20 $        .14
    Cumulative effect of change in
      accounting principle for income taxes               .15            -
                                                 ------------ ------------
    Fully diluted earnings per common share      $        .35 $        .14
                                                 ============ ============
  Cash dividends per common share:
    Class A                                      $      .2475 $        .11
                                                 ------------ ------------
    Class B                                      $      .2250 $        .10
                                                 ------------ ------------

 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  -----------  ----------- ------------
BALANCE,
 SEPTEMBER 26, 1992.      4,292,747  $214,637  13,610,953  $680,548  $48,594,115 $ 90,623,702 $140,113,002
NET INCOME . . . . .              -         -           -         -            -    2,511,924    2,511,924
CASH DIVIDENDS . . .              -         -           -         -            -   (1,833,315)  (1,833,315)
COMMON STOCK
 CONVERSIONS . . . .          3,263       163      (3,263)     (163)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 26, 1992 .      4,296,010  $214,800  13,607,690  $680,385  $48,594,115 $ 91,302,311 $140,791,611
                          =========  ========  ==========  ========  =========== ============ ============

BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -    7,179,989    7,179,989
CASH DIVIDENDS . . .              -         -           -         -            -   (4,125,577)  (4,125,577)
COMMON STOCK
 CONVERSIONS . . . .         16,491       824     (16,491)     (824)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 25,1993. .      4,327,346  $216,367  13,576,354  $678,818  $48,594,115 $101,254,241 $150,743,541
                          =========  ========  ==========  ========  =========== ============ ============




See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   THREE MONTHS ENDED
                                               --------------------------
                                               DECEMBER 25,  DECEMBER 26,
                                                   1993          1992
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  7,179,989  $  2,511,924

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense          5,443,092     5,332,850
   Recognition of advance payment on purchases
    contract                                       (295,075)     (250,000)
   Amortization of deferred gains                    (4,243)      (14,605)
   (Gains) losses on disposals of property and
    equipment                                        (8,520)       72,514
   Deferred income taxes                           (700,000)            -
   Cumulative effect of change in accounting
    principle for income taxes                   (3,334,860)            -
   Increase in receivables                         (117,378)   (1,288,960)
   Decrease (increase) in inventory               1,394,999      (780,584)
   Decrease in other assets                         337,929       189,820
   (Decrease) increase in accounts payable
    and accrued expenses                         (1,460,407)    8,567,468
                                               ------------  ------------

 Net Cash Provided by Operating Activities        8,435,526    14,340,427
                                               ------------  -------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                          17,650        24,800
 Capital expenditures                           (11,026,604)  (58,506,673)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (11,008,954)  (58,481,873)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        12,000,000             -
 Principal payments of long-term debt            (5,273,751)   (2,525,949)
 Proceeds from short-term borrowings, net                 -    41,000,000
 Dividends paid                                  (4,125,577)   (1,833,315)
                                               ------------  ------------

 Net Cash Provided By Financing Activities        2,600,672    36,640,736
                                               ------------  ------------

 Net Increase (Decrease) in Cash                     27,244    (7,500,710)
 Cash at Beginning of Period                     17,720,151    24,743,544
                                               ------------  ------------

 Cash at End of Period                         $ 17,747,395  $ 17,242,834
                                               ============  ============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               December 25, 1993

A.  BASIS OF PREPARATION
     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 25, 1993 and September 25, 1993, and the results of operations, changes in stockholders' equity and cash flows for the three months ended December 25, 1993 and December 26, 1992. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 1993.

     The results of operations for the three month period ended December 25, 1993 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain amounts for the three month period ended December 26, 1992 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
     Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,309,901 and 17,903,700 for the three months ended December 25, 1993 and December 26, 1992, respectively). Shares used to compute primary earnings per common share for the three months ended December 25, 1993 included stock options converted to equivalent shares. These stock options were not included in the computation for the three months ended December 26, 1992, as they were antidilutive.

     Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,784,949 for the three months ended December 25, 1993. The effect for the three months ended December 26, 1992 of the conversion of the Convertible Subordinated Debentures was anti-dilutive and therefore the conversion was not assumed in the fully diluted calculation for this period.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Receivables are presented net of an allowance for doubtful accounts of $100,000 at December 25, 1993 and September 25, 1993.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

                                      December 25,      September 25,
                                          1993              1993
                                      ------------      -------------
 Accounts payable-trade               $ 55,764,984      $  57,679,269
 Property, payroll, and
  other taxes payable                    6,700,668          6,526,695
 Income taxes payable                    3,445,970          1,428,220
 Salaries, wages and
  bonuses payable                        4,356,510          5,765,393
 Interest payable                        1,661,848          2,525,586
 Self-insurance reserves                 4,290,000          4,260,000
 Other                                   2,369,383          1,864,607
                                      ------------      -------------
                                      $ 78,589,363      $  80,049,770
                                      ============      =============



E.  LONG-TERM DEBT
     On September 30, 1993, the Company obtained a $12 million loan from an insurance company. The loan is secured by store equipment and is payable in sixty monthly installments of $226,730 including interest at a rate equal to the average weekly yield of thirty day Commercial Paper plus 190 basis points (5.0% at December 25, 1993). Proceeds of the loan were used to reduce long-term debt and fund capital expenditures.

F.  DIVIDENDS
     The Company paid cash dividends of $.0825 for each share of Class A
     Common Stock and $.075 for each share of Class B Common Stock on October 8, 1993 to stockholders of record on September 28, 1993. The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on December 27, 1993 to stockholders of record on December 17, 1993.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
     Cash paid for interest and taxes is as follows:

                                            THREE MONTHS ENDED
                                      -------------------------------
                                      December 25,       December 26,
                                          1993               1992
                                      ------------       ------------
      Interest (net of
       amount capitalized)            $  5,159,938       $  5,419,258
      Income taxes                         982,250            467,600


H.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
     Effective September 26, 1993, the Company adopted FASB Statement No.
     109, "Accounting of Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pre-tax income for the three months ended December 25, 1993 was not material; however, the cumulative effect of the change increased net income by $3,334,860 or $.18 per common share.

Significant components of the Company's deferred tax liabilities and assets as of September 26, 1993 were as follows (in thousands):

 Deferred tax liabilities:
          Tax over book depreciation                              $22,203
          Property tax method                                         272
                                                                  -------
            Total deferred tax liabilities                         22,475
                                                                  -------

 Deferred tax assets:
          Excess of tax basis over financial reporting
            basis of property and equipment                         3,977
          Insurance reserves                                        1,619
          Other                                                       414
                                                                  -------
            Total deferred tax assets                               6,010
                                                                  -------

            Net deferred tax liabilities                          $16,465
                                                                  =======


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                 THREE MONTHS ENDED DECEMBER 25, 1993 COMPARED
                 WITH THE THREE MONTHS ENDED DECEMBER 26, 1992

NET SALES

Net sales for the three months ended December 25, 1993 increased $21.3 million to $297.9 million, up 7.7% over sales of $276.6 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) were 7.3%. Sales benefited primarily from the continuation of the lower price strategy on dry grocery goods which the Company commenced during the third quarter of fiscal 1992. Since implementing this strategy, the Company has reported increases in net sales, from the comparable quarter of the prior fiscal year, of $10.6, $15.4, $17.0, $22.1, $16.5, $19.9 and $21.3 million in the third and fourth quarters of fiscal 1992, the first, second, third and fourth quarters of fiscal 1993 and the first quarter of fiscal 1994, respectively. The Company plans to continue this pricing strategy for the balance of fiscal 1994 and beyond.

During the first quarter of fiscal 1994, one new store was opened and two older stores were replaced. At December 25, 1993, the Company operated 171 supermarkets in North Carolina, South Carolina, Georgia, Tennessee and Virginia.

GROSS PROFIT

Gross profit for the three month period ended December 25, 1993 increased 8.4% to $65.4 million, or 21.9% of sales, compared with $60.3 million, or 21.8% of sales, last year. Grocery gross profit, as a percentage of sales, was negatively impacted by the lower price strategy on dry grocery goods. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better buying, better merchandising and better control of shrink. The Company's wholly owned subsidiary, Milkco, Inc., expanded and increased its business in areas that produced higher profit margins, primarily supplying institutional food jobbers. Total gross profit, as a percentage of sales, increased slightly.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses increased 7.5% to $57.1 million this year compared with $53.1 million last year. Due to good expense control as well as the ability to spread expenses over a higher sales volume, operating and administrative expenses, as a percentage of sales, were 19.2% in both fiscal 1994 and fiscal 1993. In addition, increases in the cost of labor, as a percentage of sales, were principally offset by a decrease, as a percentage of sales, in advertising and promotional expenditures.

RENTAL INCOME, NET

Rental income, net increased from $1.1 million last year to $1.8 million this year. Fiscal 1994 includes a payment of $.6 million for the termination of two leases on premises which were occupied by a tenant.

INCOME FROM OPERATIONS

Income from operations increased 21.8% to $10.1 million, or 3.4% of sales, compared with $8.3 million, or 3.0% of sales, the prior year. The increase was due to the increase in sales and the increase in rental income, net.

OTHER INCOME, NET

Other income, net increased from $.1 million last year to $.3 million this year primarily due to an increase in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $10.4 million, or 3.5% of sales, in fiscal 1994 compared with $8.4 million, or 3.0% of sales, last year.

INTEREST EXPENSE

Despite an increase in debt this quarter, compared to the comparable quarter last year, interest expense decreased from $4.5 million in 1993 to $4.3 million in 1994, due to lower interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $2.2 million to $6.1 million, or 2.1% of sales, this year compared to $3.9 million, or 1.4% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 37.4% this year compared with 35.8% last year due primarily to the increase in the federal income tax rate.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the three months ended December 25, 1993 increased $1.3 million, to $3.8 million, up 53.1% over income of $2.5 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.14 last year to $.21 this year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued a new standard (SFAS 109), "Accounting for Income Taxes". A significant feature of the standard is the use of an approach under which recorded deferred taxes are adjusted for changes in tax rates. Under prior rules (APB 11), deferred taxes were provided at current tax rates and were not adjusted for subsequent changes in these rates. The new standard was adopted by the Company at the beginning of the current quarter. The cumulative effect of adopting the standard resulted in a non-cash credit to net earnings in the first quarter of fiscal 1994 of $3.3 million, or $.18 per common share.

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the three month period ended December 25, 1993 totalled $8.4 million. Depreciation and amortization expense was $5.4 million. The cumulative effect of the change in accounting principle that resulted from the Company's adoption of the Financial Accounting Standards Board (FASB) Statement Number 109, "Accounting for Income Taxes" was $3.3 million (See page 12). Accounts payable and accrued expenses decreased $1.5 million and inventory decreased $1.4 million.

INVESTING ACTIVITIES

Net cash used by investing activities during fiscal 1994 totalled $11.0 million. Capital expenditures aggregated $11.0 million. The Company's capital expenditure program was devoted primarily to construction of new facilities, renovation and modernization of existing stores and remodels expected to become operational in fiscal 1994.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $2.6 million. The Company paid cash dividends of $4.1 million. Proceeds from the issuance of long-term debt were $12.0 million. Principal payments of long-term debt totalled $5.3 million.

ACTIVITY RATIOS

The following activity ratios are calculated by annualizing the quarterly results.

Favorable inventory turnover rates (cost of sales/inventory) in 1994 of 9.3 (compared with 8.3 in 1993) helped generate cash flow from operations. Return on assets (income before the cumulative effect of the change in accounting principle/total assets) increased from 2.3% in 1993 to 3.3% in 1994. Return on investment (income before the cumulative effect of the change in accounting principle/average stockholders' equity) improved significantly to 10.3% compared to 7.2% the prior year.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At December 25, 1993, total assets were $460.1 million and stockholders' equity was $150.7 million.

CAPITAL REQUIREMENTS

The Company has resumed its store expansion program in fiscal 1994. We expect to open 8 to 10, net new stores, one of which will be located in Centre, Alabama - our first venture into this state. The Company expects to invest approximately $40-$50 million in new stores, the expansion and/or remodeling of existing stores, replacing equipment, installing electronic scanning systems in new and existing stores and securing sites for future expansion.

FINANCIAL RESOURCES

Available lines of credit at December 25, 1993 with four banks totalled $41.5 million. Most of the lines carry interest rates below prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company has unencumbered property with a net book value of approximately $185 million which is available to collateralize additional debt. The Company believes that long-term bank financing is available as well as sale/leaseback arrangements.

On October 1, 1992, the Company purchased twenty-two shopping center properties and one free standing store containing approximately 1.7 million square feet of retail space which were leased to Ingles and anchored by supermarkets operated by the Company. These properties were previously sold by the Company in December 1986 for $58.3 million, in connection with a sale/leaseback transaction.

The purchase price for these properties, $55.6 million, was paid with existing cash ($10.6 million) and by short-term borrowings under existing bank lines of credit ($45.0 million) at interest rates below the prime rate. The Company plans to pursue long-term financing in fiscal 1994 to replace short-term borrowings, currently outstanding, used to finance this transaction.

The Company believes that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings.

At their quarterly meeting on December 3, 1993, the Company's Board of Directors voted to increase the Company's regular quarterly cash dividends 100%. Effective with dividends paid December 27, 1993, the dividends were increased from $.0825 (eight and one-quarter cents) per share on Class A Common Stock to $.165 (sixteen and one-half cents) per share and from $.075 (seven and one-half cents) per share on Class B Common Stock to $.15 (fifteen cents) per share for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue the payment of regular dividends on a quarterly basis at the rates approved December 3, 1993. The Board of Directors, however, reconsiders the declaration of dividends periodically, and there can be no assurance as to the declaration of or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 11 - Computation of Earnings Per Common Share.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 25, 1993.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  February 7, 1994                       /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 7, 1994                       /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer

