Form 10-Q
period 1994-03-26
INGLES MARKETS INC
filed 1994-05-09
CIK 50493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549

                                  FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    ----------------- .

Commission File Number 0-14706

                          INGLES MARKETS, INCORPORATED
             (Exact name of registrant as specified in its charter)


North Carolina                                      56-0846267
- -------------------------------                     ---------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

P.O. Box 6676, Asheville, NC                        28816
- -------------------------------                     ---------------------------
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number,
  including area code:                              (704) 669-2941
                                                    ---------------------------


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO
                                              ---     ---.

As of April 29, 1994, the registrant had 4,405,007 shares of Class A Common Stock, $.05 par value per share, and 13,498,693 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                  Page No.
                                                                  --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   March 26, 1994 and
                   September 25, 1993                                3

            Consolidated  Statements of Income -
                   Three Months Ended
                   March 26, 1994 and
                   March 27, 1993                                    5

                   Six Months Ended
                   March 26, 1994 and
                   March 27, 1993                                    6

            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Six Months Ended
                   March 26, 1994 and
                   March 27, 1993                                    7

            Consolidated Statements of Cash Flows -
                   Six Months Ended
                   March 26, 1994 and
                   March 27, 1993                                    8

            Notes to Unaudited Interim Financial Statements          9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             12

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security Holders   18

     Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                          19

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   March 26, 1994 and
                   March 27, 1993                                   20

                   Six Months Ended
                   March 26, 1994 and
                   March 27, 1993                                   21



Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                 MARCH 26,   SEPTEMBER 25,
                                                   1994           1993
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS

       Cash                                   $  18,503,086  $  17,720,151
       Receivables                               14,591,792     14,043,992
       Inventories                               99,489,029    101,718,841
       Other                                      1,878,339      2,833,268
                                              -------------  -------------

             TOTAL CURRENT ASSETS               134,462,246    136,316,252

 PROPERTY AND EQUIPMENT - Net                   326,456,502    312,516,161


 OTHER ASSETS                                     9,338,750      7,716,358
                                              -------------  -------------

 TOTAL ASSETS                                 $ 470,257,498  $ 456,548,771
                                              =============  =============





 NOTE: The balance sheet at September 25, 1993 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 MARCH 26,   SEPTEMBER 25,
                                                   1994          1993
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------

 CURRENT LIABILITIES

    Short-term loans and current
      portion of long-term liabilities         $ 46,171,228   $ 43,832,239

    Accounts payable and accrued
      expenses                                   70,384,388     80,049,770
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   116,555,616    123,882,009

 DEFERRED GAINS ON SALE LEASEBACKS                  139,999        148,486


 DEFERRED INCOME TAXES                           18,326,161     21,815,873


 LONG-TERM LIABILITIES                          180,632,765    163,013,274
                                               ------------   ------------

 TOTAL LIABILITIES                              315,654,541    308,859,642
                                               ------------   ------------

 STOCKHOLDERS' EQUITY

    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,395,007
      shares issued and outstanding
      March 26, 1994; 4,310,855 shares
      issued and outstanding
      September 25, 1993                            219,750        215,543
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,508,693
      shares issued and outstanding
      March 26, 1994; 13,592,845 shares
      issued and outstanding
      September 25, 1993                            675,435        679,642
     Paid-in capital in excess of
      par value                                  48,594,115     48,594,115
     Retained earnings                          105,113,657     98,199,829
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  154,602,957    147,689,129
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $470,257,498   $456,548,771
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                 -------------------------
                                                   MARCH 26,    MARCH 27,
                                                     1994         1993
                                                 ------------ ------------
 NET SALES                                       $301,531,946 $280,773,822
 COST OF GOODS SOLD                               233,555,226  219,963,405
                                                 ------------ ------------

 GROSS PROFIT                                      67,976,720   60,810,417
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                        58,793,328   53,984,812
 RENTAL INCOME, NET                                 1,159,764    1,268,691
                                                 ------------ ------------
 INCOME FROM OPERATIONS                            10,343,156    8,094,296
 OTHER INCOME, NET                                     37,732      329,364
                                                 ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                                10,380,888    8,423,660
 INTEREST EXPENSE                                   4,321,472    4,500,806
                                                 ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                     6,059,416    3,922,854
                                                 ------------ ------------
 INCOME TAXES:
   Current                                          1,000,000    1,300,000
   Deferred                                         1,200,000      100,000
                                                 ------------ ------------
                                                    2,200,000    1,400,000
                                                 ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                3,859,416    2,522,854

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                    -            -
                                                 ------------ ------------


 NET INCOME                                      $  3,859,416 $  2,522,854
                                                 ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle          $        .21 $        .14
    Cumulative effect of change in
      accounting principle for income taxes                 -            -
                                                 ------------ ------------
    Primary earnings per common share            $        .21 $        .14
                                                 ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle             $        .20 $        .14
    Cumulative effect of change in
      accounting principle for income taxes                 -            -
                                                 ------------ ------------
    Fully diluted earnings per common share      $        .20 $        .14
                                                 ============ ============
  Cash dividends per common share:
    Class A                                      $          - $          -
                                                 ------------ ------------
    Class B                                      $          - $          -
                                                 ------------ ------------

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONCLUDED)
                                  (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                 -------------------------
                                                   MARCH 26,    MARCH 27,
                                                     1994         1993
                                                 ------------ ------------
 NET SALES                                       $599,406,544 $557,330,665
 COST OF GOODS SOLD                               466,052,762  436,227,198
                                                 ------------ ------------

 GROSS PROFIT                                     133,353,782  121,103,467
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       115,903,638  107,092,477
 RENTAL INCOME, NET                                 2,995,103    2,377,294
                                                 ------------ ------------
 INCOME FROM OPERATIONS                            20,445,247   16,388,284
 OTHER INCOME, NET                                    376,970      448,212
                                                 ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                                20,822,217   16,836,496
 INTEREST EXPENSE                                   8,617,672    9,001,718
                                                 ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    12,204,545    7,834,778
                                                 ------------ ------------
 INCOME TAXES:
   Current                                          4,000,000    2,700,000
   Deferred                                           500,000      100,000
                                                 ------------ ------------
                                                    4,500,000    2,800,000
                                                 ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                7,704,545    5,034,778

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES            3,334,860            -
                                                 ------------ ------------


 NET INCOME                                      $ 11,039,405 $  5,034,778
                                                 ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle          $        .42 $        .28
    Cumulative effect of change in
      accounting principle for income taxes               .18            -
                                                 ------------ ------------
    Primary earnings per common share            $        .60 $        .28
                                                 ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle             $        .40 $        .28
    Cumulative effect of change in
      accounting principle for income taxes               .16            -
                                                 ------------ ------------
    Fully diluted earnings per common share      $        .56 $        .28
                                                 ============ ============
  Cash dividends per common share:
    Class A                                      $      .2475 $        .11
                                                 ------------ ------------
    Class B                                      $      .2250 $        .10
                                                 ------------ ------------

 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 26, 1992.      4,292,747  $214,637  13,610,953  $680,548  $48,594,115 $ 90,623,702 $140,113,002
NET INCOME . . . . .              -         -           -         -            -    5,034,778    5,034,778
CASH DIVIDENDS . . .              -         -           -         -            -   (1,833,315)  (1,833,315)
COMMON STOCK
 CONVERSIONS . . . .          7,390       370      (7,390)     (370)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 27, 1993. . .      4,300,137  $215,007  13,603,563  $680,178  $48,594,115 $ 93,825,165 $143,314,465
                          =========  ========  ==========  ========  =========== ============ ============

BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -   11,039,405   11,039,405
CASH DIVIDENDS . . .              -         -           -         -            -   (4,125,577)  (4,125,577)
COMMON STOCK
 CONVERSIONS . . . .         84,152     4,207     (84,152)   (4,207)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 26, 1994. . .      4,395,007  $219,750  13,508,693  $675,435  $48,594,115 $105,113,657 $154,602,957
                          =========  ========  ==========  ========  =========== ============ ============





See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                 MARCH 26,     MARCH 27,
                                                   1994          1993
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $ 11,039,405  $  5,034,778

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         11,028,693    10,481,566
   Recognition of advance payment on purchases
    contract                                       (456,325)            -
   Amortization of deferred gains                    (8,487)      (18,847)
   Gains on disposals of property and
    equipment                                        (8,799)      (32,147)
   Deferred income taxes                            500,000       100,000
   Cumulative effect of change in accounting
    principle for income taxes                   (3,334,860)            -
   Increase in receivables                         (547,800)     (917,350)
   Decrease in inventory                          2,229,812     1,692,893
   (Increase) decrease in other assets           (1,443,757)      147,941
   (Decrease) increase in accounts payable
    and accrued expenses                         (9,665,382)    7,096,914
                                               ------------  ------------

 Net Cash Provided by Operating Activities        9,332,500    23,585,748
                                               ------------  ------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                          18,150       149,526
 Capital expenditures                           (24,856,944)  (63,516,148)
                                               ------------   -----------

 Net Cash (Used) by Investing Activities        (24,838,794)  (63,366,622)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        25,204,876       100,000
 Principal payments of long-term debt            (4,790,070)   (6,331,811)
 Proceeds from short-term borrowings, net                 -    41,000,000
 Dividends paid                                  (4,125,577)   (1,833,315)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       16,289,229    32,934,874
                                               ------------  ------------

 Net Increase (Decrease) in Cash                    782,935    (6,846,000)
 Cash at Beginning of Period                     17,720,151    24,743,544
                                               ------------  ------------

 Cash at End of Period                         $ 18,503,086  $ 17,897,544
                                               ============  ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 March 26, 1994

A.  BASIS OF PREPARATION
     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 26, 1994 and September 25, 1993, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 26, 1994 and March 27, 1993. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 1993.

     The results of operations for the three month and six month periods ended March 26, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain amounts for the three month and six month periods ended March 27, 1993 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
     Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,421,580 and 18,358,174 for the three month and six month periods ended March 26, 1994, respectively and 17,936,641 and 17,929,879 for the three month and six month periods ended March 27, 1993, respectively).

     Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,796,715 and 21,733,309 for the three month and six month periods ended March 26, 1994, respectively. The effect for the three and six month periods ended March 27, 1993 of the conversion of the Convertible Subordinated Debentures was anti-dilutive and therefore the conversion was not assumed in the fully diluted calculation for these periods.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Receivables are presented net of an allowance for doubtful accounts of $100,000 at March 26, 1994 and September 25, 1993.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
      Accounts payable and accrued expenses consist of the following:

                                        March 26,       September 25,
                                          1994              1993
                                      ------------      -------------
 Accounts payable-trade               $ 50,080,391      $  57,679,269
 Property, payroll, and
  other taxes payable                    5,680,546          6,526,695
 Income taxes payable                    1,061,570          1,428,220
 Salaries, wages and
  bonuses payable                        4,936,216          5,765,393
 Interest payable                        2,492,605          2,525,586
 Self-insurance reserves                 4,445,000          4,260,000
 Other                                   1,688,060          1,864,607
                                      ------------      -------------
                                      $ 70,384,388      $  80,049,770
                                      ============      =============

E.  LONG-TERM DEBT
      On September 30, 1993, the Company obtained a $12 million loan from an insurance company. The loan is secured by store equipment and is payable in sixty monthly installments of $226,730 including interest at a rate equal to the average weekly yield of thirty day Commercial Paper plus 190 basis points (5.02% at March 26, 1994). Proceeds of the loan were used to reduce short-term debt outstanding at that time.

      During March 1994, the Company obtained a $13 million unsecured bank loan maturing in May 1995. Interest only is payable monthly at the thirty day London Interbank Rate (LIBOR) plus 1.5% (5.06% at March 26,
      1994).  Proceeds of the loan were used to fund capital expenditures.

F.  DIVIDENDS
      The Company paid cash dividends of $.0825 for each share of Class A
      Common Stock and $.075 for each share of Class B Common Stock on October 8, 1993 to stockholders of record on September 28, 1993. The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on December 27, 1993 to stockholders of record on December 17, 1993. Both of these dividends were reflected in the first quarter.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
      Cash paid for interest and taxes is as follows:

                                             SIX MONTHS ENDED
                                      -------------------------------
                                        March 26,          March 27,
                                          1994               1993
                                      ------------       ------------
 Interest (net of
  amount capitalized)                 $  8,650,653       $  8,981,795
 Income taxes                            5,276,500          2,563,250


H.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
      Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pre-tax income for the three and six month periods ended March 26, 1994 was not material; however, the cumulative effect of the change increased net income by $3,334,860 or $.18 per common share.

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
                                                                  =======


Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                   THREE MONTHS ENDED MARCH 26, 1994 COMPARED
                   WITH THE THREE MONTHS ENDED MARCH 27, 1993

NET SALES

Net sales for the three months ended March 26, 1994 increased $20.8 million to $301.5 million, up 7.4% over sales of $280.8 million last year. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company has pursued an aggressive merchandising and pricing strategy to boost sales in its perishable departments and has increased variety in its grocery department. An effective advertising campaign was used to call attention to these practices. The Company has reported increases in net sales, from the comparable quarter of the prior fiscal year, of $10.6, $15.4, $17.0, $22.1, $16.5, $19.9, $21.3 and $20.8
million in the third and fourth quarters of fiscal 1992, the first, second, third and fourth quarters of fiscal 1993 and the first and second quarters of fiscal 1994, respectively.

During the second quarter of fiscal 1994, one new store was opened and one older store was replaced. At March 26, 1994, the Company operated 172 supermarkets in North Carolina, South Carolina, Georgia, Tennessee and Virginia.

GROSS PROFIT

Gross profit for the 1994 three month period increased 11.8% to $68.0 million, or 22.5% of sales, compared with $60.8 million, or 21.7% of sales, a year ago. Grocery gross profit, as a percentage of sales, increased principally due to an aggressive purchasing program. Meat and produce gross profit, as a percentage of sales, was positively impacted by better merchandising, more aggressive pricing and an effective advertising campaign.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.5% this year compared to 19.2% last year. The percentage increase is principally due to increases in the cost of labor, warehouse and transportation expense, and repairs and maintenance expense. These increases were partially offset by a decrease in advertising and promotional expenditures.

RENTAL INCOME, NET

Rental income, net decreased from $1.3 million last year to $1.2 million this year primarily due to an increase in depreciation expense.

INCOME FROM OPERATIONS

Income from operations increased 27.8% to $10.3 million, or 3.4% of sales, compared to $8.1 million, or 2.9% of sales, last year. The increase in operating income was due to the increase in sales and the related increase in gross profit.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $10.4 million, or 3.4% of sales, this year versus $8.4 million, or 3.0% of sales, last year.

INTEREST EXPENSE

Despite an increase in debt this quarter, compared to the comparable quarter last year, interest expense decreased from $4.5 million in 1993 to $4.3 million in 1994, due to lower borrowing rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $6.1 million, or 2.0% of sales, this year compared to $3.9 million, or 1.4% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 36.3% this year compared with 35.7% last year due primarily to an increase in the federal income tax rate.

NET INCOME

Net income for the three months ended March 26, 1994 increased $1.3 million, to $3.9 million, up 53.0% over income of $2.5 million last year. Primary earnings per common share rose from $.14 last year to $.21 this year.



                    SIX MONTHS ENDED MARCH 26, 1994 COMPARED
                    WITH THE SIX MONTHS ENDED MARCH 27, 1993

NET SALES

Net sales for the six month period ended March 26, 1994 increased $42.1 million to $599.4 million, up 7.5% over sales of $557.3 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was an impressive 7.0%. Approximately one half of the dollar increase in sales resulted from an increase in grocery sales - the other half from an increase in sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company has pursued an aggressive merchandising and pricing strategy in its perishable departments, has conducted an overall effective advertising campaign and has increased variety in its grocery department.

GROSS PROFIT

Gross profit for the six months ended March 26, 1994 increased 10.1% to $133.4 million, or 22.2% of sales, compared to $121.1 million, or 21.7% of sales, last year. Grocery gross profit, as a percentage of sales, increased primarily due to an aggressive purchasing program. Meat and produce gross profit, as a percentage of sales, improved due to better merchandising, aggressive pricing and more effective advertising.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.3% this year compared to 19.2% last year. Due to good expense control as well as the ability to spread expenses over a higher sales volume, the increase in operating and administrative expenses, as a percentage of sales, was minimal. Increases in the cost of labor, as a percentage of sales, was partially offset by a decrease, as a percentage of sales, in advertising and promotional expenditures.

RENTAL INCOME, NET

Rental income, net increased from $2.4 million last year to $3.0 million this year. Fiscal 1994 includes a payment of $.6 million for the termination of two leases of premises owned by the Company which were occupied by a tenant.


INCOME FROM OPERATIONS

Income from operations increased 24.8% to $20.4 million, or 3.4% of sales, compared with $16.4 million, or 2.9% of sales the prior year. The increase was due to the increase in sales, the increase in gross profit and the increase in rental income, net.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $20.8 million, or 3.5% of sales, in fiscal 1994 compared with $16.8 million, or 3.0% of sales, last year.

INTEREST EXPENSE

Despite an increase in debt this six month period, compared to the comparable period last year, interest expense decreased from $9.0 million in 1993 to $8.6 million in 1994, due to lower borrowing rates.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $4.4 million to $12.2 million, or 2.0% of sales, this year compared to $7.8 million, or 1.4% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 36.9% this year compared with 35.7% last year due primarily to the increase in the federal income tax rate.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the six months ended March 26, 1994 increased $2.7 million, to $7.7 million, up 53.0% over income of $5.0 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.28 last year to $.42 this year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued a new standard (SFAS 109), "Accounting for Income Taxes". A significant feature of the standard is the use of an approach under which recorded deferred taxes are adjusted for changes in tax rates. Under prior rules (APB 11), deferred taxes were provided at current tax rates and were not adjusted for subsequent changes in these rates. The new standard was adopted by the Company at the beginning of the current fiscal year. The cumulative effect of adopting the standard resulted in a non-cash credit to net earnings for the six month period ended March 26, 1994 of $3.3 million, or $.18 per common share.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the six month period ended March 26, 1994 totalled $9.3 million. Depreciation and amortization expense was $11.0 million. Accounts payable and accrued expenses decreased $9.7 million. The cumulative effect of the change in accounting principle that resulted from the Company's adoption of the Financial Accounting Standards Board (FASB) Statement Number 109, "Accounting for Income Taxes" was $3.3 million (See page
14).

INVESTING ACTIVITIES

Net cash used by investing activities during the 1994 six month period totalled $24.8 million. Capital expenditures aggregated $24.8 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, and the renovation and modernization of existing stores. The installation of electronic scanning systems in 10 stores and expenditures on new stores and remodels expected to become operational in fiscal 1995 also are included in such investing activities.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $16.3 million. Proceeds from the issuance of long-term debt were $25.2 million. Principal payments of long-term debt totalled $4.8 million. The Company paid cash dividends of $4.1 million.

ACTIVITY/PROFITABILITY RATIOS

The following activity/profitability ratios are calculated by annualizing the results for the six month periods ended March 26, 1994 and March 27, 1993.

Favorable inventory turnover rates (cost of sales/inventory) in 1994 of 9.4 (compared with 8.6 in 1993) helped generate cash flow from operations. Return on assets (income before the cumulative effect of the change in accounting principle/total assets) increased from 2.29% in 1993 to 3.28% in 1994. Return on investment (income before the cumulative effect of the change in accounting principle/average stockholders' equity) improved significantly to 10.2% compared to 7.1% the prior year.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At March 26, 1994, total assets were $470.3 million and stockholders' equity was $154.6 million compared with $456.5 million and $147.7 million, respectively, at year-end, September 25, 1993. Working capital totalled $17.9 million and the current ratio (current assets/current liabilities) improved to 1.15 to 1 compared with 1.10 to 1 at the end of fiscal 1993.

CAPITAL REQUIREMENTS

The Company has resumed its store expansion program in fiscal 1994 and has increased the number of stores it expects to expand and/or remodel. We currently have 22 new stores under construction and 25 stores which are in the process of being expanded and/or remodeled. In fiscal 1994, we expect to open 8 of the new stores under construction and complete 3 of the stores being expanded and/or remodeled. One of the new stores which will be opened in fiscal 1994 will be located in Centre, Alabama - our first venture into this state. The remaining new stores currently under construction and the balance of those presently in the process of being expanded and/or remodeled will be opened in fiscal 1995.

During fiscal 1994, the Company expects to invest approximately $40-$50 million in new stores, the expansion and/or remodeling of existing stores, replacing equipment, installing electronic scanning systems in new and existing stores and securing sites for future expansion.

FINANCIAL RESOURCES

Available lines of credit at March 26, 1994 with three banks totalled $30.0 million. All of the lines carry interest rates below prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company has unencumbered property with a net book value of approximately $190 million which is available to collateralize additional debt. The Company believes that long-term bank financing is available as well as sale/leaseback arrangements. The Company continues to pursue appropriate long-term financing to replace short-term borrowings, currently outstanding, used to finance the purchase of twenty-two shopping center properties and one free-standing store on October 1, 1992.

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

IMPACT OF INFLATION

Inflation in retail food prices continues to be lower than the overall increase in the Consumer Price Index. Ingles' primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

Part II.  Other Information.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 22, 1994. The only matter submitted to a vote of the stockholders at this meeting was the election of directors. John O. Pollard and J. Alton Wingate were elected at the Annual Meeting by the holders of Class A Common Stock by the following vote:(a) Mr. Pollard:
          3,623,484 votes for, 8,975 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate: 3,623,384 votes for, 9,075 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Landy B. Laney, Anthony S. Federico, Jack R. Ferguson, Vaughn C. Fisher and Ralph H. Gardner were elected by the holders of Class B Common Stock by the following vote:
          (a) Mr. Ingle: 13,330,781 votes for, 303 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Laney:
          13,329,881 votes for, 1203 votes withheld, 0 abstentions and 0 broker nonvotes and (c) Mr. Federico: 13,330,856 votes for, 228 votes withheld, 0 abstentions and 0 broker nonvotes and
          (d) Mr. Ferguson:  13,330,856 votes for, 228 votes withheld,
          0 abstentions and 0 broker nonvotes and (e) Mr. Fisher:
          13,330,031 votes for, 1053 votes withheld, 0 abstentions and 0 broker nonvotes and (f) Mr. Gardner: 13,330,856 votes for, 228 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 11 - Computation of Earnings Per Common Share.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 26, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  May 9, 1994                            /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 9, 1994                            /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer