Form 10-Q
period 1994-06-25
INGLES MARKETS INC
filed 1994-08-08
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 1994

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________ .

Commission File Number 0-14706

                          INGLES MARKETS, INCORPORATED
             (Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
- - -------------------------------         ---------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

P.O. Box 6676, Asheville, NC            28816
- - -------------------------------         ---------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
  including area code:                  (704) 669-2941
                                        ---------------------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X   NO   .
                                              ---    ---

As of July 29, 1994, the registrant had 4,408,267 shares of Class A Common Stock, $.05 par value per share, and 13,495,883 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   June 25, 1994 and
                   September 25, 1993                               3

            Consolidated  Statements of Income -
                   Three Months Ended
                   June 25, 1994 and
                   June 26, 1993                                    5

                   Nine Months Ended
                   June 25, 1994 and
                   June 26, 1993                                    6

            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Nine Months Ended
                   June 25, 1994 and
                   June 26, 1993                                    7

            Consolidated Statements of Cash Flows -
                   Nine Months Ended
                   June 25, 1994 and
                   June 26, 1993                                    8

            Notes to Unaudited Interim Financial Statements         9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                            12

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                     18

Signatures                                                         19

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   June 25, 1994 and
                   June 26, 1993                                   20

                   Nine Months Ended
                   June 25, 1994 and
                   June 26, 1993                                   21

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                 JUNE 25,    SEPTEMBER 25,
                                                   1994           1993
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
       Cash                                   $  17,795,922  $  17,720,151
       Receivables                               13,777,893     14,043,992
       Inventories                              101,118,724    101,718,841
       Other                                      2,556,081      2,833,268
                                              -------------  -------------
             TOTAL CURRENT ASSETS               135,248,620    136,316,252

 PROPERTY AND EQUIPMENT - Net                   337,934,296    312,516,161

 OTHER ASSETS                                     8,033,994      7,716,358
                                              -------------  -------------
 TOTAL ASSETS                                 $ 481,216,910  $ 456,548,771
                                              =============  =============





 NOTE: The balance sheet at September 25, 1993 has been derived from the audited financial statements at that date.



 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JUNE 25,    SEPTEMBER 25,
                                                   1994          1993
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
    Short-term loans and current
      portion of long-term liabilities         $ 43,272,735   $ 43,832,239
    Accounts payable and accrued
      expenses                                   79,499,635     80,049,770
                                               ------------   ------------
    TOTAL CURRENT LIABILITIES                   122,772,370    123,882,009
 DEFERRED GAINS ON SALE LEASEBACKS                  135,756        148,486
 DEFERRED INCOME TAXES                           18,326,161     21,815,873
 LONG-TERM LIABILITIES                          186,315,547    163,013,274
                                               ------------   ------------

 TOTAL LIABILITIES                              327,549,834    308,859,642
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,406,357
      shares issued and outstanding
      June 25, 1994; 4,310,855 shares
      issued and outstanding
      September 25, 1993                            220,318        215,543
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,497,793
      shares issued and outstanding
      June 25, 1994; 13,592,845 shares
      issued and outstanding
      September 25, 1993                            674,890        679,642
     Paid-in capital in excess of
      par value                                  48,599,088     48,594,115
     Retained earnings                          104,172,780     98,199,829
                                               ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                  153,667,076    147,689,129
                                               ------------   ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $481,216,910   $456,548,771
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                -------------------------
                                                  JUNE 25,     JUNE 26,
                                                    1994         1993
                                                ------------ ------------
 NET SALES                                      $313,861,847 $289,166,687
 COST OF GOODS SOLD                              244,218,094  225,414,869
                                                ------------ ------------
 GROSS PROFIT                                     69,643,753   63,751,818
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       61,412,983   55,995,175
 RENTAL INCOME, NET                                2,150,472    1,175,779
                                                ------------ ------------
 INCOME FROM OPERATIONS                           10,381,242    8,932,422
 OTHER INCOME (EXPENSE), NET                       1,164,988      (53,532)
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               11,546,230    8,878,890
 INTEREST EXPENSE                                  4,383,920    4,260,557
                                                ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    7,162,310    4,618,333
                                                ------------ ------------
 INCOME TAXES:
   Current                                         3,300,000    1,600,000
   Deferred                                         (700,000)           -
                                                ------------ ------------
                                                   2,600,000    1,600,000
                                                ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE               4,562,310    3,018,333

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                   -            -
                                                ------------ ------------
 NET INCOME                                     $  4,562,310 $  3,018,333
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle         $        .25 $        .17
    Cumulative effect of change in
      accounting principle for income taxes                -            -
                                                ------------ ------------
    Primary earnings per common share           $        .25 $        .17
                                                ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle            $        .23 $        .17
    Cumulative effect of change in
      accounting principle for income taxes                -            -
                                                ------------ ------------
    Fully diluted earnings per common share     $        .23 $        .17
                                                ============ ============
  Cash dividends per common share:
    Class A                                     $        .33 $       .055
                                                ------------ ------------
    Class B                                     $        .30 $       .050
                                                ------------ ------------



 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF INCOME (CONCLUDED)
                                  (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                 -------------------------
                                                   JUNE 25,     JUNE 26,
                                                     1994         1993
                                                 ------------ ------------
 NET SALES                                       $913,268,391 $846,497,352
 COST OF GOODS SOLD                               710,270,856  661,642,067
                                                 ------------ ------------
 GROSS PROFIT                                     202,997,535  184,855,285
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       177,316,621  163,087,652
 RENTAL INCOME, NET                                 5,145,575    3,553,073
                                                 ------------ ------------
 INCOME FROM OPERATIONS                            30,826,489   25,320,706
 OTHER INCOME, NET                                  1,541,958      394,680
                                                 ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                                32,368,447   25,715,386
 INTEREST EXPENSE                                  13,001,592   13,262,275
                                                 ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    19,366,855   12,453,111
                                                 ------------ ------------
 INCOME TAXES:
   Current                                          7,300,000    4,300,000
   Deferred                                          (200,000)     100,000
                                                 ------------ ------------
                                                    7,100,000    4,400,000
                                                 ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE               12,266,855    8,053,111

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES            3,334,860            -
                                                 ------------ ------------
 NET INCOME                                      $ 15,601,715 $  8,053,111
                                                 ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle          $        .67 $        .45
    Cumulative effect of change in
      accounting principle for income taxes               .18            -
                                                 ------------ ------------
    Primary earnings per common share            $        .85 $        .45
                                                 ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle             $        .63 $        .45
    Cumulative effect of change in
      accounting principle for income taxes               .16            -
                                                 ------------ ------------
    Fully diluted earnings per common share      $        .79 $        .45
                                                 ============ ============
  Cash dividends per common share:
    Class A                                      $      .5775 $       .165
                                                 ------------ ------------
    Class B                                      $      .5250 $       .150
                                                 ------------ ------------


 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)



                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 26, 1992.      4,292,747  $214,637  13,610,953   $680,548  $48,594,115 $ 90,623,702 $140,113,002
NET INCOME . . . . .              -         -           -          -            -    8,053,111    8,053,111
CASH DIVIDENDS . . .              -         -           -          -            -   (2,750,000)  (2,750,000)
COMMON STOCK
 CONVERSIONS . . . .         15,988       800     (15,988)      (800)           -            -            -
                          ---------  --------  ----------   --------  ----------- ------------ ------------
BALANCE,
 JUNE 26, 1993 . . .      4,308,735  $215,437  13,594,965   $679,748  $48,594,115 $ 95,926,813 $145,416,113
                          =========  ========  ==========   ========  =========== ============ ============
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845   $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -          -            -   15,601,715   15,601,715
CASH DIVIDENDS . . .              -         -           -          -            -   (9,628,764)  (9,628,764)
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .            450        23           -          -        4,973            -        4,996
COMMON STOCK
 CONVERSIONS . . . .         95,052     4,752     (95,052)    (4,752)           -            -            -
                          ---------  --------  ----------   --------  ----------- ------------ ------------
BALANCE,
 JUNE 25, 1994 . . .      4,406,357  $220,318  13,497,793   $674,890  $48,599,088 $104,172,780 $153,667,076
                          =========  ========  ==========   ========  =========== ============ ============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                   NINE MONTHS ENDED
                                               --------------------------
                                                 JUNE 25,      JUNE 26,
                                                   1994          1993
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $ 15,601,715  $  8,053,111

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         16,708,028    15,679,488
   Recognition of advance payment on purchases
    contract                                       (638,262)            -
   Amortization of deferred gains                   (12,730)      (23,091)
   Gains on disposals of property and
    equipment                                      (594,782)      (48,910)
   Deferred income taxes                           (200,000)      100,000
   Cumulative effect of change in accounting
    principle for income taxes                   (3,334,860)            -
   Increase in receivables                       (2,202,251)   (3,584,435)
   Decrease in inventory                            600,117     2,477,041
   Decrease (increase) in other assets            1,129,468      (181,736)
   (Decrease) increase in accounts payable
    and accrued expenses                           (550,135)   11,278,072
                                               ------------  ------------

 Net Cash Provided by Operating Activities       26,506,308    33,749,540
                                               ------------  ------------

 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                         897,192       166,889
 Capital expenditures                           (41,084,992)  (71,604,406)
                                               ------------   -----------

 Net Cash (Used) by Investing Activities        (40,187,800)  (71,437,517)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Conversion of Convertible Subordinated
  Debentures                                          4,996             -
 Proceeds from issuance of long-term debt        12,204,876       100,000
 Principal payments of long-term debt           (15,823,845)   (8,351,273)
 Proceeds from short-term borrowings, net        27,000,000    41,500,000
 Dividends paid                                  (9,628,764)   (2,750,000)
                                               ------------  ------------
 Net Cash Provided By Financing Activities       13,757,263    30,498,727
                                               ------------  ------------
 Net Increase (Decrease) in Cash                     75,771    (7,189,250)
 Cash at Beginning of Period                     17,720,151    24,743,544
                                               ------------  ------------
 Cash at End of Period                         $ 17,795,922  $ 17,554,294
                                               ============  ============

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 June 25, 1994

A.  BASIS OF PREPARATION
         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 25, 1994 and September 25, 1993, and the results of operations for the three month and nine month periods ended June 25, 1994 and June 26, 1993 and changes in stockholders' equity and cash flows for the nine months ended June 25, 1994 and June 26, 1993. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1993 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 1993.

         The results of operations for the three month and nine month periods ended June 25, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month and nine month periods ended June 26, 1993 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
         Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,388,950 and 18,368,370 for the three month and nine month periods ended June 25, 1994, respectively and 17,961,614 and 17,941,028 for the three month and nine month periods ended June 26, 1993, respectively).

         Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,763,635 and 21,743,055 for the three month and nine month periods ended June 25, 1994, respectively. For the three months ended June 26, 1993, shares used to compute fully diluted earnings per common share were 21,336,749. The effect for the nine months ended June 26, 1993 of the conversion of the Convertible Subordinated Debentures was anti-dilutive, therefore the conversion was not assumed in the fully diluted calculation for this period.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Receivables are presented net of an allowance for doubtful accounts of $100,000 at June 25, 1994 and September 25, 1993.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses consist of the following:

                                                 June 25,        September 25,
                                                   1994              1993
                                               ------------      -------------
          Accounts payable-trade               $ 57,113,805      $  57,679,269
          Property, payroll, and
           other taxes payable                    6,933,236          6,526,695
          Income taxes payable                    1,779,520          1,428,220
          Salaries, wages and
           bonuses payable                        5,799,654          5,765,393
          Interest payable                        1,556,624          2,525,586
          Self-insurance reserves                 4,625,000          4,260,000
          Other                                   1,691,796          1,864,607
                                               ------------      -------------
                                               $ 79,499,635      $  80,049,770
                                               ============      =============


E.  LONG-TERM DEBT
         On September 30, 1993, the Company obtained a $12 million loan from an insurance company. The loan is secured by store equipment and is payable in sixty monthly installments of $226,730 including interest at a rate equal to the average weekly yield of thirty day Commercial Paper plus 190 basis points (6.24% at June 25, 1994). Proceeds of the loan were used to reduce short-term debt outstanding at that time.

         Proceeds from short-term borrowings, net under lines of credit totalled $27 million for the nine months ended June 25, 1994. The borrowings were used primarily to fund capital expenditures. On July 21, 1994, the Company replaced an existing $7 million bank line of credit with a $30 million line of credit with the same bank. The line matures December 15, 1995. Interest on any oustanding borrowings under this line of credit is payable at a rate per annum, at the Company's option, of the bank's floating prime rate or LIBOR plus one and one-eighth (1.125%) percent. Among other things, the agreement requires the maintenance of tangible net worth of at least $139 million and limits the ratio of liabilities to tangible net worth to
         2.5 to 1. Short-term borrowings under lines of credit totalling $30 million have been reclassified to long-term liabilities pursuant to this agreement.

F.  DIVIDENDS
         The Company paid cash dividends of $.0825 for each share of Class A Common Stock and $.075 for each share of Class B Common Stock on October 8, 1993 to stockholders of record on September 28, 1993. The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on each of December 27, 1993, April 8, 1994 and June 10, 1994 to stockholders of record on December 17, 1993, March 29, 1994 and May 31, 1994.

G.  RENTAL INCOME, NET
         Rental income, net includes a gain of approximately $.9 million for the termination of a tenant lease during the three month period ended June 25, 1994.

H.  SUPPLEMENTARY CASH FLOW INFORMATION
         Cash paid for interest and taxes is as follows:

                                                     NINE MONTHS ENDED
                                               -------------------------------
                                                 June 25,           June 26,
                                                   1994               1993
                                               ------------       ------------
          Interest (net of
           amount capitalized)                 $ 13,970,554       $ 14,000,433
          Income taxes                            6,948,700          3,082,371


I.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
         Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

         As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pre-tax income for the three and nine month periods ended June 25, 1994 was not material; however, the cumulative effect of the change increased net income by $3,334,860 or $.18 per common share.

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
                                                                           =======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                   THREE MONTHS ENDED JUNE 25, 1994 COMPARED
                   WITH THE THREE MONTHS ENDED JUNE 26, 1993

NET SALES

Net sales for the three months ended June 25, 1994 increased $24.7 million to $313.9 million, up 8.5% over sales of $289.2 million last year. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company has pursued an aggressive merchandising and pricing strategy to boost sales in its perishable departments and has increased variety in its grocery department. An effective advertising campaign has been used to call attention to these practices. The Company has reported increases in net sales, from the comparable quarter of the prior fiscal year, of $10.6, $15.4, $17.0, $22.1, $16.5, $19.9, $21.3, $20.8 and
$24.7 million in the third and fourth quarters of fiscal 1992, the first, second, third and fourth quarters of fiscal 1993 and the first, second and third quarters of fiscal 1994, respectively.

During the third quarter of fiscal 1994, two new stores were opened. At June 25, 1994, the Company operated 174 supermarkets in North Carolina, South Carolina, Georgia, Tennessee and Virginia.

GROSS PROFIT

Gross profit for the 1994 three month period increased 9.2% to $69.6 million, or 22.2% of sales, compared with $63.8 million, or 22.0% of sales, a year ago. Grocery gross profit, as a percentage of sales, was down slightly due to the lower price strategy. Meat, produce, frozen food and bakery/deli gross profit, as a percentage of sales, was up due to better merchandising, more aggressive pricing and an effective advertising campaign.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.6% this year compared to 19.4% last year. The percentage increase is principally due to increases in the cost of labor, warehouse and transportation expense, and the cost of insurance. These increases were partially offset by a decrease in advertising and promotional expenditures and the cost of utilities and store supplies.

RENTAL INCOME, NET

Rental income, net increased from $1.2 million last year to $2.2 million this year. The increase is principally due to the payment of $.9 million, net for the termination of a lease by a tenant.

INCOME FROM OPERATIONS

Income from operations increased 16.2% to $10.4 million, or 3.3% of sales, compared to $8.9 million, or 3.1% of sales, last year. The increase in operating income was due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME (EXPENSE), NET

Other income increased $1.2 million. The increase is primarily due to a gain of $.6 million on the sale of two outparcels of land and buildings situated thereon and an increase of $.6 million in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $11.5 million, or 3.7% of sales, this year compared with $8.9 million, or 3.1% of sales, last year.

INTEREST EXPENSE

Despite an increase in debt this quarter, compared to the comparable quarter last year, interest expense increased only slightly from $4.3 million in 1993 to $4.4 million in 1994, due to lower borrowing rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7.2 million, or 2.3% of sales, this year compared to $4.6 million, or 1.6% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 36.3% this year compared with 34.6% last year due primarily to an increase in the federal income tax rate.

NET INCOME

Net income for the three month period ended June 25, 1994 increased $1.5 million, to $4.5 million, up 51.2% over income of $3.0 million last year. Primary earnings per common share rose from $.17 last year to $.25 this year.



                    NINE MONTHS ENDED JUNE 25, 1994 COMPARED
                    WITH THE NINE MONTHS ENDED JUNE 26, 1993

NET SALES

Net sales for the nine month period ended June 25, 1994 increased $66.8 million to $913.3 million, up 7.9% over sales of $846.5 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 7.0%. Approximately one half of the dollar increase in sales resulted from an increase in grocery sales - the other half from an increase in sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company has pursued an aggressive merchandising and pricing strategy in its perishable departments, has conducted an overall effective advertising campaign and has increased variety in its grocery department.

GROSS PROFIT

Gross profit for the nine months ended June 25, 1994 increased 9.8% to $203.0 million, or 22.2% of sales, compared to $184.9 million, or 21.8% of sales, last year. Grocery gross profit, as a percentage of sales, increased slightly due to an aggressive purchasing program. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising, aggressive pricing and more effective advertising.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.4% this year compared to 19.3% last year. Increases in the cost of labor, warehouse and transportation expense and repairs and maintenance, as a percentage of sales, were partially offset by a decrease, as a percentage of sales, in advertising and promotional expenditures, rent expense and the cost of utilities.

RENTAL INCOME, NET

Rental income, net increased from $3.5 million last year to $5.1 million this year. Fiscal 1994 includes gains of $1.5 million in connection with the termination of three leases of premises owned by the Company which were leased by tenants.

INCOME FROM OPERATIONS

Income from operations increased 21.7% to $30.8 million, or 3.4% of sales, compared with $25.3 million, or 3.0% of sales last year. The increase is due to the increase in sales, the increase in gross profit and the increase in rental income, net.

OTHER INCOME, NET

Other income, net increased from $.4 million last year to $1.5 million this year. The increase is due to a gain of $.6 million realized on the sale of two outparcels of land and the buildings situated thereon and an increase of $.6 million in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $32.4 million, or 3.5% of sales, in fiscal 1994 compared with $25.7 million, or 3.0% of sales, in fiscal 1993.

INTEREST EXPENSE

Despite an increase in debt this nine month period, compared to the comparable period last year, interest expense decreased from $13.3 million in 1993 to $13.0 million in 1994, due to lower borrowing rates.

INCOME BEFORE INCOME TAXES

Income before income taxes increased $6.9 million to $19.4 million, or 2.1% of sales, this year compared to $12.5 million, or 1.5% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 36.7% this year compared with 35.3% last year due primarily to the increase in the federal income tax rate.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the nine months ended June 25, 1994 increased $4.2 million, to $12.3 million, up 52.3% over income of $8.1 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.45 last year to $.67 this year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

In February 1992, the Financial Accounting Standards Board issued a new standard (SFAS 109), "Accounting for Income Taxes". A significant feature of the standard is the use of an approach under which recorded deferred taxes are adjusted for changes in tax rates. Under prior rules (APB 11), deferred taxes were provided at current tax rates and were not adjusted for subsequent changes in these rates. The new standard was adopted by the Company at the beginning of the current fiscal year. The cumulative effect of adopting the standard resulted in a non-cash credit to net earnings for the nine month period ended June 25, 1994 of $3.3 million, or $.18 per common share.



LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine month period ended June 25, 1994 totalled $26.5 million. Depreciation and amortization expense was $16.7 million. The cumulative effect of the change in accounting principle that resulted from the Company's adoption of the Financial Accounting Standards Board (FASB) Statement Number 109, "Accounting for Income Taxes" was $3.3 million (See above).

INVESTING ACTIVITIES

Net cash used by investing activities during the 1994 nine month period totalled $40.2 million. Capital expenditures aggregated $41.1 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, and the renovation and modernization of existing stores. The installation of electronic scanning systems in 19 stores and expenditures on new stores and remodels expected to become operational in calendar 1995 also are included in such investing activities.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $13.8 million. Proceeds from the issuance of long-term debt were $12.2 million. Proceeds from short-term borrowings, net totalled $27 million. Principal payments of long-term debt totalled $15.8 million. The Company paid cash dividends of $9.6 million.

ACTIVITY/PROFITABILITY RATIOS

The following activity/profitability ratios are calculated by annualizing the results for the nine month periods ended June 25, 1994 and June 26, 1993.

Favorable inventory turnover rates (cost of sales/inventory) in 1994 of 9.4 (compared with 8.8 in 1993) helped generate cash flow from operations. Return on assets (income before the cumulative effect of the change in accounting principle/total assets) increased from 2.4% in 1993 to 3.4% in 1994. Return on investment (income before the cumulative effect of the change in accounting principle/average stockholders' equity) improved significantly to 10.9% compared to 7.5% the prior year.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At June 25, 1994, total assets were $481.2 million and stockholders' equity was $153.7 million compared with $456.5 million and $147.7 million, respectively, at year-end, September 25, 1993. Working capital totalled $12.5 million.

CAPITAL REQUIREMENTS

The Company has resumed its store expansion program in calendar 1994 and has increased the number of stores it expects to expand and/or remodel. The Company currently has 16 new stores under construction and 28 stores which are in the process of being expanded and/or remodeled. In calendar 1994, the Company expects to open 6 of the new stores under construction and complete 5 of the stores being expanded and/or remodeled. One of the new stores which will be opened in calendar 1994 will be located in Centre, Alabama - the Company's first venture into this state. The remaining new stores currently under construction and the balance of those presently in the process of being expanded and/or remodeled will be opened in calendar 1995.

During fiscal 1994, the Company expects to invest approximately $50-$55 million in new stores, expanding and/or remodeling existing stores, replacing equipment, installing electronic scanning systems in new and existing stores and securing sites for future expansion.

FINANCIAL RESOURCES

Available lines of credit at June 25, 1994 with two banks totalled $25.0 million. Both of the lines carry interest rates below prime. The Company is not required to maintain compensating balances in connection with these lines of credit. On July 21, 1994, the Company replaced an existing $7 million bank line of credit with a $30 million line of credit with the same bank. The line matures December 15, 1995. Interest on any outstanding borrowings under this line of credit is payable at a rate per annum, at the Company's option, of the bank's floating prime rate or LIBOR plus one and one-eighth (1.125%) percent. The Company has unencumbered property with a net book value of approximately $200 million which is available to collateralize additional debt. The Company believes that long-term bank financing is available as well as sale/leaseback arrangements. The Company continues to pursue appropriate long-term financing to replace short-term borrowings, currently outstanding, used to finance the purchase on October 1, 1992 of twenty-two shopping center properties and one free-standing store which were previously subject to a sale-leaseback arrangement.

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

          Exhibit 11 - Computation of Earnings Per Common Share.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 25, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  August 8, 1994                         /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  August 8, 1994                         /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer