Form 10-K
period 1994-09-24
INGLES MARKETS INC
filed 1994-12-21
CIK 50493

                                                                     FACING PAGE
                                                                     Page 1 of 2




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-K


[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the fiscal year ended September 24, 1994
                          ------------------

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

For the transition period from _________________ to _________________

Commission File Number 0-14706

                            INGLES MARKETS, INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                                 56-0846267
- --------------------------------        ------------------------
(State or other jurisdiction of         (I.R.S. Employer ID no.)
  incorporation or organization)

P.O. Box 6676, Asheville, NC            28816
- --------------------------------        ------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number, including area code:      (704) 669-2941
                                                    ------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
- -------------------------------         ---------------------------
         None                                    None
- -------------------------------         ---------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.05 par value
                     Class B Common Stock, $0.05 par value
                     -------------------------------------
              Convertible Subordinated Debentures due October 2008
              ----------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X   NO      .
                                               -----    -----

Exhibit Index is Located on pages   52   -   54
                                   ----     ----

                                                                     FACING PAGE
                                                                     Page 2 of 2

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of December 9, 1994, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market (National Market) on December 9, 1994, was approximately $52,400,000.

     As of December 9, 1994, the registrant had 4,424,992 shares of Class A Common Stock outstanding and 13,479,158 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 21, 1995, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company") is a leading regional supermarket chain with operations in six southeastern states. At September 24, 1994, the Company, headquartered in Asheville, North Carolina, operated 175 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Alabama. Ingles' strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be underserved by existing supermarkets. The Company's existing stores average approximately 32,000 square feet. The Company currently has underway an on-going expansion, remodel and/or replacement program to upgrade certain existing supermarkets to a new 52,000 square foot prototype store.
This is being done in selected markets, the results of which have been excellent, as evidenced by increased sales and market share.

Substantially all stores are located within 250 miles of the Company's 450,000 square foot warehouse and distribution center located outside of Asheville, North Carolina. This facility supplies approximately 62% of the inventory requirements of the Company's supermarkets. Construction is currently underway to add a 310,000 square foot addition to the existing warehouse facility which will accommodate an expanded inventory of perishable goods and increase dry grocery storage space. The addition is scheduled for completion in September 1995.

The Company's supermarkets offer the customer a broad selection of quality products at competitive prices with an emphasis on convenient locations and superior customer service. Ingles was one of the first supermarket chains in its region to introduce higher margin specialty departments, such as delicatessens and bakeries, as well as offering extended operating hours. All stores are open seven days a week, with many open 24 hours a day.

In conjunction with its supermarket activities, the Company owns and operates 70 neighborhood shopping centers, all but two of which contain an Ingles supermarket. The Company also owns and holds for future development or sale numerous outparcels and other acreage adjacent to shopping centers which it owns.

Ingles owns and operates, as a wholly-owned subsidiary, a milk processing and packaging plant which sells approximately 53% of its milk and related dairy products to unaffiliated customers.

During the past five years, the number of supermarkets operated by the Company increased from 156 to 175. The aggregate sales area in all stores increased from approximately 3.2 million square feet to approximately 3.9 million square feet. In addition, weighted average sales per store increased from $6.0 million to $6.9 million.

The Company was founded in 1963 by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 24, 1994, Mr. Ingle retains approximately 89% of the combined voting power and 70% of the total number of shares of the Company's outstanding Class A Common Stock and Class B Common Stock (in each case including stock held by Mr. Ingle as a trustee of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly held company in September 1987.

The Company is incorporated under the Laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 704-669-2941.

Business

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. For information regarding the Company's industry segments, see Note 12 to the Consolidated Financial Statements on page 45 of this report on Form 10-K. Information about the Company's operations by lines of business (in millions) follows:

                                          Fiscal Year Ended September
                             --------------------------------------------------
                                   1994              1993             1992
                             ----------------  ---------------  ---------------
Revenues from
  unaffiliated customers:
  Grocery and food sales     $1,233.5   99.2%  $1,141.8  99.3%  $1,066.3  99.3%
  Shopping center rentals         9.8     .8%       8.0    .7%       7.3    .7%
                             --------  -----   -------- -----   -------- -----
                             $1,243.3  100.0%  $1,149.8 100.0%  $1,073.6 100.0%
                             ========  =====   ======== =====   ======== =====

Income before interest
  and income taxes and
  cumulative effect of
  change in accounting
  principle:
  Grocery and food sales     $   37.1   85.3%  $   31.0  87.1%  $   23.1  93.9%
  Shopping center rentals         6.4   14.7%       4.6  12.9%       1.5   6.1%
                             --------  -----   -------- -----   -------- -----
                                 43.5  100.0%      35.6 100.0%      24.6 100.0%
                                       =====            =====            =====
Interest expense                 17.3              17.3             16.2
                             --------          --------         --------
Total pretax income          $   26.2          $   18.3         $    8.4
                             ========          ========         ========

Supermarket Operations

At September 24, 1994, the Company operated 172 supermarkets under the name "Ingles" and three supermarkets under the name "Best Food" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" stores are a new concept developed in 1994 to accommodate a smaller store carrying a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern readily accessible environment. One of the "Best Food" stores replaced the former "Fine Fare" store. The Company has followed a strategy of locating its supermarkets primarily in small towns, rural communities and, particularly with respect to new stores, suburban areas, where management believes the market may be underserved by existing supermarkets. The following table sets forth certain information with respect to the Company's supermarket operations.

                    Number of Supermarkets        Percentage of Total
                           at Fiscal             Net Sales for Fiscal
                     Year Ended September        Year Ended September
                    ----------------------       --------------------
                    1994     1993     1992       1994    1993    1992
                    ----     ----     ----       ----    ----    ----
North Carolina       57       56       56         35%     35%     35%
South Carolina       28       28       28         14%     15%     16%
Georgia              65       64       64         37%     37%     37%
Tennessee            21       19       19         12%     11%     11%
Virginia              3        3        3          2%      2%      1%
Alabama               1        0        0          0%      0%      0%
                    ---      ---      ---        ---     ---     ---
                    175      170      170        100%    100%    100%
                    ===      ===      ===        ===     ===     ===

The Company's supermarkets offer the customer a full line of food items, including grocery, meat and dairy products, produce and frozen foods, as well as a number of non-food items, such as health and beauty care products, at competitive prices with an emphasis on convenient locations and superior customer service. All stores are open 7 days a week and many are open 24 hours a day. Most of the Company's stores also contain specialty departments such as delicatessens and bakeries. Management believes that specialty departments result in higher inventory turnover than other departments and improve overall profit margins. As an additional convenience to its customers, the Company leases space to local banks who independently operate branch banks in 16 stores.

The Company sells national brands of merchandise and carries a wide variety of products under its "Laura Lynn" private label. The private label products are packed to the Company's specifications and are generally sold at prices lower than those of national brands.

Selected statistics on the Company's supermarket operations are shown below:

                                       Fiscal Year Ended September
                               -------------------------------------------
                                1994      1993     1992     1991     1990
                              --------  -------  -------  -------  -------
Weighted Average Sales
Per Store (000's)              $ 6,930  $ 6,495  $ 6,035  $ 5,990  $ 6,017

Total Square Feet at
End of Year (000's)              5,575    5,299    5,278    5,237    5,015

Average Total Square
Feet per Store                  31,859   31,170   31,047   30,628   30,030

Average Square Feet of
Selling Space per Store (1)     22,301   21,819   21,733   21,439   21,021

Average Sales Per Square
Foot of Selling Space (1)      $   314  $   299  $   277  $   282  $   291

Number of Stores:
  Opened                             9        3        6        6       18
  Closed                             4        3        7        2        7

Size of Stores:
  Less than 19,999 Sq Ft.            5        6        6        7        7
  20,000 - 29,999 Sq Ft.            53       54       55       59       63
  30,000 - 39,999 Sq. Ft.           91       92       93       92       89
  Greater than 40,000 Sq Ft.        26       18       16       13        8
                               -------  -------  -------  -------  -------
Total Stores Open at
End of Year                        175      170      170      171      167
                               =======  =======  =======  =======  =======

(1) Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company's merchandising strategy is to provide convenient supermarket locations which offer the customer a broad selection of quality products at competitive prices with an emphasis on superior customer service. Customer service includes, among other things, maintaining an awareness of customer tastes and preferences, offering cut-to-order meat, carry-out service to the customer's automobiles and Sunday hours.

The Company attempts to reinforce its quality and superior service image through advertising, which is conducted primarily in newspapers, through the distribution of circulars, and on radio and television. During fiscal 1994, 1993, and 1992 advertising and promotion expenditures, net were approximately $17.1 million, $17.3 million, and $18.1 million, or 1.4% of net sales in 1994, 1.5% of net sales in 1993 and 1.7% of net sales in 1992. The Company stresses its American ownership in its merchandising and advertising programs as a contrast to the foreign ownership of several of its principal competitors. From time to time, the Company uses special promotions at many of its store locations as part of its promotional strategy. During the third quarter of fiscal 1992, the Company began a new low price program on dry grocery items, which is being emphasized in its advertising programs. The Company also sponsors an annual "food show" in Asheville, North Carolina where food vendors operate booths and provide information about and samples of products that are offered for sale in the Company's stores.

Purchasing and Distribution

The Company supplies approximately 62% of its supermarkets' inventory requirements from a 450,000 square foot warehouse (with approximately 30,000 square feet of refrigerated space) located near Asheville, North Carolina. The warehouse services all of the Company's stores and receives merchandise principally by truck from primary sources located throughout the country. The warehouse facility is managed and operated by Thomas & Howard Company of Asheville, Inc. The Company distributes goods from this facility to its stores using its fleet of 76 tractors and 314 trailers. Thomas & Howard employs the truck drivers.

Construction is currently underway to add a 310,000 square foot addition to the existing warehouse facility which will accommodate an expanded inventory of perishable goods (200,000 square feet) and increase dry grocery storage space (110,000 square feet). The projected completion date is September 1995.

Approximately 21% of the Company's inventory requirements, primarily produce, frozen food and slower moving items that the Company does not presently stock, are purchased from Merchant Distributors, Inc. ("MDI"). MDI is a wholesale grocery distributor and supermarket operator in Hickory, North Carolina, with which the Company has had a continuing relationship since 1963. Purchases from MDI by the Company were approximately $207 million, $179 million and $162 million, in fiscal 1994, 1993 and 1992, respectively. The Company believes that alternative sources of supply are readily available for all merchandise purchased from MDI. This distributor owned approximately 6% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 24, 1994.

The remaining 17% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to the Company's supermarkets by local distributors and manufacturers.

The Company's purchasing and distribution operations are centrally managed. Individual stores order items electronically from the central warehouse or MDI. Individual store shipments from the central warehouse are wrapped and sealed, which reduces damage during shipment.

Management believes that centralization of the Company's purchasing and distribution operations provides it with several advantages. Rapid inventory turnover at the central warehouse and the Company's relationship with MDI enable Company stores to offer consistently fresh, high-quality meat and produce items. Second, centralized purchasing and distribution reduce the Company's cost of merchandise and related transportation costs. Third, due to frequent deliveries to stores, the Company is able to reduce in-store stock room space and increase the square footage available for retail selling.

The Company engages in forward purchasing arrangements on high turnover inventory items in order to take advantage of special market prices offered by manufacturers for limited periods. The ability to take advantage of forward purchasing is limited by several factors including carrying costs and warehouse space. Forward purchasing also exposes the Company to the risk of significant shifts in product pricing during the period that inventory is stocked.

In 1982, the Company purchased an integrated milk processing and packaging plant located in Asheville, North Carolina. The plant processes and packages milk, fruit juices and spring water under the Sealtest, Pet and Biltmore labels, as well as under the Company's own "Laura Lynn" private label. Production from the plant has increased from a rate of 5 million gallons per year at the time of acquisition to over 40 million gallons per year currently. During fiscal 1994, such operations generated sales to nonaffiliates of approximately $36.9 million.

Expansion and Store Development

From the beginning of fiscal 1990 through the end of fiscal 1994, the number of supermarkets operated by the Company increased from 156 to 175. During this period, total supermarket square footage increased from 4.5 to 5.6 million square feet and average square feet per store increased from 29,000 to 32,000.

The Company uses independent contractors to construct its supermarkets from prototype designs which include specialty service departments such as expanded meat and produce sections, delicatessens, in-store bakeries, periodical and greeting card departments, and, in some stores, branch banking and video departments. The two current prototype designs for "Ingles" stores include either approximately 42,000 or 52,000 total square feet, depending on the market area of the site. The prototype for a "Best Food" store includes approximately 22,500 total square feet. Construction of stores is closely monitored and controlled by the Company.

The Company remodels older stores on a regular basis in order to increase customer traffic, compete effectively against new store openings by competitors and support its "quality image" merchandising strategy. The Company has elected to relocate, rather than remodel, certain stores where relocation was more economical. Most stores over ten years old have been or are currently being remodeled. Inclusion of specialty departments typically found in new stores is frequently a part of remodeling. The Company spent an aggregate of approximately $19.0 million during the past three fiscal years on store expansion and remodeling.

The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company's expansion and remodeling plans are continually reviewed and are subject to change.

Competition

The supermarket industry is highly competitive. The number and type of competitors vary by location. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and variety.

The Company's principal competitors are Winn Dixie Stores, Inc., Kroger Company, Food Lion, Inc. and BI-LO, Inc. The Company also competes with other food store chains as well as local supermarkets, specialty and convenience food stores and small chains that have significant market share in limited areas. The Company believes that its principal competitive advantages are its store locations, quality image, superior level of service and broad selection of products at competitive prices.

Employees

At September 24, 1994, the Company had approximately 9,952 employees, including 165 administrative and management personnel, 9,581 supermarket personnel, and 206 employees engaged in the milk processing and packaging operations. Approximately 59% of these employees work on a part-time basis, substantially all of whom are supermarket personnel. None of these employees are represented by labor unions. Management considers employee relations to be excellent.

The Company pays monthly bonuses to certain managerial personnel based on the performance of their stores. Annual bonuses based on pre-tax, pre-bonus income, as defined, are paid to all eligible personnel. The Company believes that its employee incentive compensation system is unusual in its industry and that such compensation program provides a competitive advantage in encouraging employees to respond to consumer preferences and needs and results in improved employee morale and loyalty, thus enhancing the Company's ability to retain experienced employees.

Insurance

The Company currently maintains general liability and automobile insurance coverages with a $25,000 deductible per claim. Excess liability coverages are also maintained. The Company maintains casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties, including four aircraft used in its business which are not covered by casualty or liability insurance. The aircraft are used for site selection and travel by management personnel, principally in the Company's six state operating area.

The Company is self-insured for workers' compensation and employee group medical and dental benefits up to a maximum per occurrence of $300,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. The Company is insured for covered costs in excess of these limits.

Trademarks and Licenses

The Company employs various tradenames and service marks in its business, the most important of which are the "Laura Lynn" trademark and the "Ingles" service mark. Each such mark is federally registered. In addition, the Company uses the "Sealtest", "Pet", and "Biltmore" trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct business.

Item 2.  PROPERTIES

At September 24, 1994, the Company owned and operated 70 shopping centers, all but two of which contained an Ingles supermarket. The shopping centers contain an aggregate of 4.4 million square feet of leasable space, of which 2.2 million square feet is used by the Company's supermarkets. The remainder of the leasable space in each center is leased by the Company to third party tenants. The Company also owns and holds for future development or sale numerous outparcels and other acreage adjacent to the shopping centers.

A breakdown by size of the shopping centers operated by the Company is as follows:

       Less than 50,000 square feet                       32
       50,000-100,000 square feet                         30
       Over 100,000 square feet                            8
                                                         ---
                                                          70
                                                         ===

In addition to an Ingles supermarket, most shopping centers include a national drug store chain as a tenant. Shopping centers containing more than 50,000 square feet typically include space leased or subleased to a regional or national discount department store. In some instances, space is also leased or subleased to local tenants such as cleaners, restaurants and other service businesses or specialty retailers. The Company believes that the businesses operated by its tenants, combined with an Ingles supermarket, offer one-stop shopping convenience and increase traffic for the supermarket.

Typically, Ingles offers a drug store tenant a 20 year lease term with renewal options for an average 40 year term. A department store tenant is typically offered a 15 to 20 year lease term with renewal options for an average 30 to 40 year term. Leases to local tenants have a maximum five year term. Most tenant leases contain percentage rent provisions based on sales volume and are triple net leases. None of the tenant leases provide for any purchase option.

The Company manages the leasing of the shopping centers. It employs maintenance workers and also engages local contractors to provide some of the maintenance services for the properties. The vacancy rate for shopping centers operated by the Company was approximately 18.5% as of September 24, 1994. The total annual rental income from third party tenants, including lease termination payments, was approximately $9.8 million, $8.0 million and $7.3 million in fiscal 1994, 1993 and 1992, respectively.

In fiscal 1987, the Company sold 21 of its stores and related shopping center properties in a sale-leaseback transaction. Robert P. Ingle sold three additional shopping centers as a part of the transaction. The Company leased back 23 of such shopping centers and 1 store. During fiscal 1991, the Company repurchased one of the centers. On October 1, 1992 the Company repurchased the remaining 23 store and shopping center properties.

Of the 107 supermarket locations not included in shopping centers owned by the Company, 17 are owned by the Company and 90 are leased from various unaffiliated third parties. Most of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located and have exclusivity clauses prohibiting the developer from renting to another supermarket within a designated radius. The majority of leases require that the Company pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rentals, most leases require the Company to pay additional percentage rentals (ranging from .75% to 1%) for sales in excess of specified amounts.

Rental expenses range from $1.00 to $5.50 per square foot. During fiscal year 1994, 1993 and 1992, the Company paid a total of $12.0 million, $12.0 million, and $14.5 million, respectively, in supermarket rentals, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 24, 1994, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company.

        Year of Expiration                 Number of Stores
     (including renewal terms)           With Leases Expiring
    ---------------------------         ----------------------
            2000-2019                              12
            2020-2039                               6
            2040 or after                          72

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

The Company owns a 500,000 square foot facility which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina. The facility includes the Company's principal executive offices and its 450,000 square foot central warehouse, as well as the 78 acres of land on which it is situated.

The Company's milk processing and packaging subsidiary, Milkco, Inc., owns a 54,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant itself, the property includes truck servicing and fuel storage facilities.

Item 3.  LEGAL PROCEEDINGS

The Company is involved in a number of legal proceedings with respect to matters arising in the ordinary course of business which the Company believes, in the aggregate, will not have a material impact on the results of operations, financial condition or business of the Company.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to the vote of the security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of his shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 9, 1994, there were approximately 1,473 holders of record of the Company's Class A Common Stock and 650 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual sales prices without retail mark-up, mark-down or commissions.

1994 Fiscal Year                                   High        Low
- ----------------                                   ----        ---
First Quarter (ended December 25, 1993)          $11-3/8    $ 8-3/8
Second Quarter (ended March 26, 1994)            $12-3/4    $10-1/4
Third Quarter (ended June 25, 1994)              $12-3/8    $10-1/8
Fourth Quarter (ended September 24, 1994)        $12-1/4    $10-1/8

1993 Fiscal Year
- ----------------
First Quarter (ended December 26, 1992)          $ 6-3/8    $ 5-1/2
Second Quarter (ended March 27, 1993)            $ 7        $ 5-7/8
Third Quarter (ended June 26, 1993)              $ 7-1/4    $ 5-5/8
Fourth Quarter (ended September 25, 1993)        $ 9        $ 6-7/8

On December 9, 1994, the closing sales price of the Company's Class A Common Stock on the Nasdaq Stock Market (National Market) was $10-1/8 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past fifteen fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During fiscal 1994 the Company paid quarterly dividends totalling $.5775 per share of Class A Common Stock and $.5250 per share of Class B Common Stock. During fiscal 1993, the Company paid quarterly dividends totalling $.2475 per share of Class A Common Stock and $.2250 per share of Class B Common Stock.

The Company expects to continue the payment of regular dividends on a quarterly basis. The Board of Directors, however, reconsiders the declaration of dividends periodically, and there can be no assurance as to the declaration of or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain loan agreements entered into by the Company and by the terms of the Debentures. See Note 7 to the Consolidated Financial Statements on pages 39 through 41 of this report on Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below have been derived from the Company's consolidated financial statements. The information should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and the CONSOLIDATED FINANCIAL STATEMENTS and Notes thereto included elsewhere herein.

Selected Income Statement
Data for the Year Ended
September
(in thousands except
per share amounts)        1994       1993       1992       1991       1990
- --------------------   ---------- ---------- ---------- ---------- ----------
Net Sales              $1,233,497 $1,141,800 $1,066,332 $1,044,452 $1,006,790
Gross Profit              275,062    250,592    235,039    236,374    225,607

Income Before
  Cumulative Effect
  of Change in
  Accounting Principle     16,572     11,701      5,499     10,745     10,042

Primary Earnings per
  Common Share Before
  Cumulative Effect of
  Change in Accounting
  Principle                   .90        .65        .31        .60        .56

Cash Dividends Declared
  per Common Share
    Class A                 .5775      .2475        .22        .22        .22
    Class B                 .5250      .2250        .20        .20        .20

Selected Balance Sheet
Data at September
(in thousands)            1994       1993       1992       1991       1990
- ---------------------  ---------- ---------- ---------- ---------- ----------
Current Assets         $  141,500 $  136,316 $  141,453 $  129,539 $  152,882
Property and Equipment,
  net                     359,670    312,516    258,882    262,546    251,055

Total Assets              506,593    456,549    404,988    396,939    408,818

Current Liabilities,
  including Current
  Portion of Long-Term
  Liabilities             115,938    123,882     72,375     78,130     75,430

Long-Term Liabilities,
  net of Current Portion  214,057    163,013    162,581    149,815    172,621

Stockholders' Equity      157,972    147,689    140,113    138,280    131,153

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the last Saturday in September. Fiscal years 1994, 1993 and 1992 each consisted of 52 weeks.

         During the past five years, the Company's sales grew at an annual compound rate of 6.4%. This growth is attributable to both the opening of new stores and increased sales in existing stores. During the period, the number of stores increased from 156 to 175 and weighted average sales per store increased from $6.0 million to $6.9 million. Sales also benefited from modest population growth in the Company's geographic markets and increased market share resulting from the expansion, remodel and/or replacement of existing stores and the addition of new stores. Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

         The following table sets forth for the years indicated the percentage which selected items in the consolidated statements of income bear to net sales and the percentage changes in dollar amounts of such items as compared to the indicated prior year.
- --------------------------------------------------------------------------------
                                                         PERCENTAGE CHANGE
                                                         -----------------
                              PERCENTAGE OF NET SALES       FISCAL YEAR
                                    FISCAL YEAR          -----------------
                                  ENDED SEPTEMBER          1994       1993
                              -----------------------       VS.        vs.
                                1994    1993    1992       1993       1992
                                ----    ----    ----       ----       ----

Net sales . . . . . . . . . .  100.0%  100.0%  100.0%       8.0%       7.1%
Cost of goods sold  . . . . .   77.7    78.1    78.0        7.5        7.2
                               -----   -----   -----
Gross profit  . . . . . . . .   22.3    21.9    22.0        9.8        6.6
Operating and administrative
  expenses  . . . . . . . . .   19.4    19.3    20.0        8.7        3.0
Rental income, net. . . . . .     .5      .4      .1       38.2      210.3
                               -----   -----   -----
Income from operations. . . .    3.4     3.0     2.1       20.6       55.0
Other income (expense), net .     .1      .1      .2       71.0      (54.4)
                               -----   -----   -----
Income before interest and
  income taxes and cummulative
  effect of change in accounting
  principal . . . . . . . . .    3.5     3.1     2.3       22.1       44.5
Interest expense  . . . . . .    1.4     1.5     1.5         .1        6.7
                               -----   -----   -----
Income before income taxes
  and cummulative effect of
  change in accounting
  principal . . . . . . . . .    2.1     1.6      .8       43.0      117.2

Income taxes  . . . . . . . .     .8      .6      .3       45.5      125.6
                               -----   -----   -----
Income before cumulative
  effect of change in
  accounting principle. . . .    1.3%    1.0%     .5%      41.6      112.8
                               =====   =====   =====
- --------------------------------------------------------------------------------

FISCAL 1994 COMPARED WITH FISCAL 1993

NET SALES

         Net sales for the year ended September 24, 1994 increased $91.7 million, to $1.233 billion, up 8.0% over sales of $1.142 billion last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 7.0%. Fiscal 1994 was the 30th consecutive year Ingles has achieved an increase in net sales. Approximately one-half of the dollar increase in sales resulted from an increase in grocery sales - the other half from increased sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods, commenced during the third quarter of fiscal 1992, the Company has pursued an aggressive merchandising and pricing strategy to boost sales in its perishable departments, has conducted a more effective advertising campaign and has increased variety in its grocery department. The fourth quarter of fiscal 1994 was the tenth quarter in a row the Company has reported an increase in sales over the prior comparable quarter (on average $19.3 million per quarter).

         During fiscal 1994, nine new stores were opened and four older stores were closed. At September 24, 1994, the Company operated 175 supermarkets in six states: North Carolina (57), South Carolina (28), Georgia (65), Tennessee
(21), Virginia (3) and Alabama (1).

GROSS PROFIT

         Gross profit for the year ended September 24, 1994 increased 9.8% to $275.1 million, or 22.3% of sales, compared to $250.6 million, or 21.9% of sales, last year. Grocery gross profit, as a percentage of sales, this year was the same as last year. Lower gross margins on dry grocery goods due to reduced pricing were compensated for by an aggressive purchasing program.
Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising, aggressive pricing and more effective advertising.

OPERATING AND ADMINISTRATIVE EXPENSES

         Operating and administrative expenses, as a percentage of sales, were 19.4% this year compared to 19.3% last year. Increases in the cost of labor, warehouse and transportation expense and repairs and maintenance, as a percentage of sales, were partially offset by a decrease, as a percentage of sales, in advertising and promotional expenditures, rent expense and utilities.

         Insurance expense, as a percentage of sales, increased slightly this year. Approximately 71% of insurance costs relate to expenses of the self-insured group medical and workers' compensation coverages. The Company is insured for covered costs in excess of certain limits.

RENTAL INCOME, NET

         Rental income, net increased from $4.6 million last year to $6.4 million this year. Fiscal 1994 includes gains of $1.5 million in connection with the early termination by tenants of three leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

         Income from operations increased 20.6% to $41.6 million, or 3.4% of sales, compared to $34.5 million, or 3.0% of sales, last year. The increase in operating income was due to the increase in sales, the related increase in gross profit and the increase in rental income, net.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net increased $.8 million. The increase is primarily due to an increase in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         Income before interest and income taxes and the cumulative effect of the change in accounting principle was $43.5 million, or 3.5% of sales, this year compared with $35.6 million, or 3.1% of sales, last year.

INTEREST EXPENSE

         Despite an increase in debt this year versus last year, interest expense was $17.3 million both years due to lower borrowing rates in fiscal 1994 and an increase in the capitalization of construction period interest.

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE

         Income before income taxes and the cumulative effect of the change in accounting principle increased $7.9 million to $26.2 million, or 2.1% of sales, this year compared to $18.3 million, or 1.6% of sales, last year.

INCOME TAXES

         Income tax expense, as a percentage of pre-tax income, was 36.7% this year compared with 36.1% last year due primarily to an increase in the federal income tax rate.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

         Income before the cumulative effect of the change in accounting principle for the year ended September 24, 1994 increased $4.9 million, to $16.6 million, up 41.6% over income of $11.7 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.65 last year to $.90 this year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

         In February 1992, the Financial Accounting Standards Board issued a new standard (SFAS 109), "Accounting for Income Taxes". A significant feature of the standard is the use of an approach under which recorded deferred taxes are adjusted for changes in tax rates. Under prior rules (APB 11), deferred taxes were provided at current tax rates and were not adjusted for subsequent changes in these rates. The new standard was adopted by the Company at the beginning of the current fiscal year. The cumulative effect of adopting the standard resulted in a non-cash credit to income for the year ended September 24, 1994 of $3.3 million, or $.18 per common share.

NET INCOME

         Net income for the year ended September 24, 1994 was $19.9 million compared to $11.7 million last year. Primary earnings per common share rose from $.65 last year to $1.08 this year.

FISCAL 1993 COMPARED WITH FISCAL 1992

NET SALES

         Net sales for the year ended September 25, 1993 increased $75.5 million, to $1.142 billion, up 7.1% over sales of $1.066 billion the prior year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 7.4%. Sales benefited primarily from the continuation of the lower price strategy on dry grocery goods which the Company commenced during the third quarter of fiscal 1992.

         Three new stores were opened during fiscal 1993 and three older stores were closed. At September 25, 1993, the Company operated 170 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, and Virginia.

GROSS PROFIT

         Gross profit for the year ended September 25, 1993 increased 6.6% to $250.6 million, or 21.9% of sales, compared with $235.0 million, or 22.0% of sales, the prior year. Grocery gross profit, as a percentage of sales, was negatively impacted by the reduced pricing strategy on dry grocery goods. Meat and deli/bakery gross profit, as a percentage of sales, improved due to better merchandising and better control of shrink. The Company's wholly owned subsidiary, Milkco, Inc., expanded and increased its business in areas that produced higher profit margins, primarily supplying institutional food jobbers. As a percentage of net sales, total gross profit was down only slightly.

OPERATING AND ADMINISTRATIVE EXPENSES

         Operating and administrative expenses in fiscal 1993 increased 3.0% to $220.7 million, or 19.3% of sales, compared with $214.3 million, or 20.0% of sales, the prior year. The decrease, as a percentage of sales, was primarily due to the increase in sales, effective control over increases in the cost of labor and decreases in advertising and promotional expense and the cost of utilities, partially offset by an increase in the cost of store supplies.

         Insurance expense, as a percentage of sales, decreased slightly in fiscal 1993. Approximately 69% of insurance costs relate to expenses of the self-insured group medical and workers' compensation coverages. The Company is insured for covered costs in excess of certain limits.

         On October 1, 1992, the Company purchased twenty-two shopping center properties and one free standing store (discussed more fully in the "Liquidity and Capital Resources" section of this report under the caption Fiscal 1993). The effect of this transaction decreased real property rental costs $2.7 million and increased depreciation expense $.7 million during fiscal 1993.

RENTAL INCOME, NET

         Rental income, net in fiscal 1993 was $4.6 million compared with $1.5 million the prior year. The increase was principally due to the elimination of that portion of the rent paid ($3.7 million) on the properties purchased, October 1, 1992, which was allocated to and offset rental income, net the prior year. Depreciation expense allocated to rental income, net increased approximately $.7 million in fiscal 1993, due to the purchase of these properties.

INCOME FROM OPERATIONS

         Income from operations for the year ended September 25, 1993 increased 55.0% to $34.5 million, or 3.0% of sales, compared with $22.3 million, or 2.1% of sales, the prior year. The increase was due to the increase in sales combined with lower operating and administrative expenses (as a percentage of sales) and the increase in rental income, net.

OTHER INCOME (EXPENSE), NET

         Other income (expense), net decreased from $2.4 million in fiscal 1992 to $1.1 million in fiscal 1993 due primarily to the loss of the amortization of the deferred gain ($.7 million) as a result of the real estate transaction referred to above. In addition, gains on the sale of assets in fiscal 1992 were $.8 million; gains in fiscal 1993 were $.6 million.

INCOME BEFORE INTEREST AND INCOME TAXES

         Income before interest and income taxes was $35.6 million, or 3.1% of sales, in fiscal 1993 compared with $24.6 million, or 2.3% of sales, the prior year.

INTEREST EXPENSE

         Interest expense increased from $16.2 million in fiscal 1992 to $17.3 million in fiscal 1993 primarily due to an increase in debt to finance the purchase of the properties referred to above. The expense associated with the increase in debt was somewhat offset by lower interest rates in fiscal 1993 versus the prior fiscal year.

INCOME BEFORE INCOME TAXES

         Income before income taxes increased $9.9 million to $18.3 million, or 1.6% of sales, in fiscal 1993 compared with $8.4 million, or .8% of sales, the prior year.

INCOME TAXES

         Income tax expense, as a percentage of pre-tax income, was 36.1% in 1993 compared with 34.7% in 1992 due primarily to the increase in the federal income tax rate.

NET INCOME

         Net income for the year ended September 25, 1993 increased $6.2 million, to $11.7 million, up 112.8% over income of $5.5 million the prior year. Primary earnings per common share rose from $.31 to $.65.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1994

OPERATING ACTIVITIES

         Net cash provided by operating activities for the year ended September 24, 1994 totalled $40.3 million. Depreciation and amortization expense was $22.5 million. Accounts payable and accrued expenses increased $6.2 million. Accounts payable-trade accounted for $4.4 million of this increase. Salaries, wages and bonuses payable increased $1.1 million. In addition to the normal annual increase in salaries and wages, bonuses accrued this year were more because the Company had a more profitable year.

INVESTING ACTIVITIES

         Net cash used by investing activities during fiscal 1994 totalled $67.6 million. Capital expenditures aggregated $68.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation and modernization of existing stores and the installation of electronic scanning systems in 23 stores. Proceeds from sales of property and equipment (primarily the sale of outparcels of land located adjacent to shopping centers owned by the Company) were $1.3 million.

FINANCING ACTIVITIES

         Net cash provided by financing activities totalled $28.1 million. Proceeds from the issuance of long-term debt were $51.7 million. The Company obtained four loans: two from an insurance company in the principal amounts of $12.0 million and $5.5 million on September 30, 1993 and June 30, 1994, respectively; one from a bank in the principal amount of $13.0 million on July 21, 1994; and a loan from a credit corporation in the principal amount of $21.0 million on September 23, 1994. The proceeds of the loans were used to reduce short-term borrowings under existing bank lines of credit, which were used to finance the purchase on October 1, 1992, of twenty-two (22) shopping center properties and one (1) free standing store which were previously subject to a sale-leaseback arrangement, to finance capital expenditures and for general corporate purposes. Proceeds from short-term loans, net totalled $7.0 million. Principal payments of long-term debt were $21.0 million. The Company paid cash dividends of $9.6 million.

ACTIVITY/PROFITABILITY RATIOS

         Favorable inventory turnover rates (cost of sales/inventory) in 1994 of 9.2 (compared with 8.8 in 1993) helped generate cash flow from operations. Return on assets (income before the cumulative effect of the change in accounting principle/total assets) increased from 2.6% in 1993 to 3.3% in 1994. Return on investment (income before the cumulative effect of the change in accounting principle/average stockholders' equity) improved significantly to 10.8% compared to 8.1% the prior year.

FINANCIAL STRENGTH

         The Company remains in sound financial condition. At September 24, 1994, total assets were $506.6 million and stockholders' equity was $158.0 million compared with $456.5 million and $147.7 million, respectively, at year-end, September 25, 1993. Working capital at September 24, 1994 totalled $25.6 million.

CAPITAL REQUIREMENTS

         The Company resumed its store expansion, remodel and/or replacement program in fiscal 1994 and plans to continue this program in fiscal 1995. During fiscal 1995, the Company expects to open seven new stores. Currently, nineteen stores are in the process of being expanded, remodeled and/or replaced - sixteen of which are expected to be completed in fiscal 1995. The Company expects to invest approximately $28 million in these projects.

         Construction is currently underway to add a 310,000 square foot addition to the Company's existing warehouse facility which will accommodate an expanded inventory of perishable goods (200,000 square feet) and increase dry grocery storage space (110,000 square feet). The projected completion date is September 1995. The total cost of the site work and building is expected to be approximately $12 million.

         The Company expects to invest an additional $10 million in upgrading and replacing existing store equipment, installing electronic scanning systems in new and existing stores, purchasing additional equipment required in connection with the expansion of the existing warehouse facility and securing sites for future store locations.

         Fiscal 1995 capital expenditures, in the aggregate, are expected to be approximately $50 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1996.

FINANCIAL RESOURCES

         At September 24, 1994, the Company had lines of credit with six banks totalling $105 million; of this amount $55 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options of no more than prime rate, LIBOR plus a specified margin or such lower pricing as the bank may elect to bid from time to time. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company has unencumbered property with a net book value of approximately $200 million which is available to collateralize additional debt.

         During October 1994, the Company obtained two long-term bank loans: a $20 million loan at an interest rate of 8.9% and a $10 million loan at an interest rate of 7.95%. A portion of the proceeds from these loans was used to reduce short-term borrowings outstanding at September 24, 1994.

         The Company believes that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings.

QUARTERLY CASH DIVIDENDS

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

FISCAL 1993

MAJOR ACQUISITION OF ASSETS

         On October 1, 1992, the Company purchased twenty-two shopping center properties and one free standing store containing approximately 1.7 million square feet of retail space which were leased to Ingles and anchored by supermarkets operated by the Company. These properties were previously sold by the Company in December 1986 for $58.3 million, in connection with a sale-leaseback transaction.

         The purchase price for these properties, $55.6 million, was paid with existing cash ($10.6 million) and by short-term borrowings under existing bank lines of credit ($45.0 million) at interest rates below the prime rate.

         The Company believed the properties were undervalued considering the depressed real estate market at the time of purchase. Other factors considered by the Company in connection with the purchase were the sales price of these properties in 1986, anticipated cash flow, tenants and terms of leases in place, occupancy rates, the physical condition and location of the properties and the Company's desire to undertake a renovation and modernization program on some of the locations which could best be accomplished through direct ownership.

         The unamortized portion of the deferred gain (approximately $10.0 million) that resulted from the 1986 sale-leaseback transaction reduced the cost of the properties acquired for financial reporting purposes. The transaction reduced the Company's rental expense $6.4 million, increased interest expense approximately $2.5 million, increased depreciation expense $1.4 million and decreased the amortization of the deferred gain that resulted from the 1986 transaction $.7 million. The net effect after income taxes of the transaction increased net income in fiscal 1993 approximately $1.1 million or $.06 per common share.

OPERATING ACTIVITIES

         Net cash provided by operating activities in fiscal 1993 totalled $49.5 million. Depreciation and amortization expense was $20.8 million. Accounts payable and accrued expenses increased $18.7 million. Of this amount, accounts payable-trade accounted for $14.3 million of the increase. The increase in accounts payable-trade was due to a substantial increase in construction in progress toward year-end and a substantial increase in warehouse inventory during the month of September 1993. Warehouse inventory was reduced during the month of August 1993 to facilitate re-racking of a portion of the warehouse facility. Accrued expenses increased $4.4 million primarily due to: (a) an increase in salaries, wages and bonuses payable; (b) an increase in property, payroll and other taxes payable and (c) an increase in worker's compensation self-insurance reserves. The Company changed its pay week in fiscal 1993 from Sunday through Saturday to Wednesday through Tuesday which resulted in an increase in accrued salaries and wages at year-end.
Annual bonuses accrued were more because the Company had a more profitable year. The increase in property, payroll and other taxes payable was due to the increase in salaries, wages and bonuses payable and increases in property taxes payable.

INVESTING ACTIVITIES

         Net cash used by investing activities in fiscal 1993 totalled $86.4 million. Capital expenditures aggregated $87.3 million of which $55.6 million was used to purchase the shopping center properties discussed above. The balance of the Company's capital expenditure program was devoted primarily to construction of new facilities, renovation and modernization of existing stores, the installation of electronic scanning systems in 21 stores and expenditures on new stores and remodels which became operational in fiscal 1994. Proceeds from sales of property and equipment (primarily the sale of outparcels of land located adjacent to shopping centers owned by the Company) were $.9 million.

FINANCING ACTIVITIES

         Net cash provided by financing activities totalled $29.9 million. The Company paid cash dividends of $4.1 million. The Company borrowed $45.0 million under existing short-term bank lines of credit to finance the purchase of the shopping center properties - $9.0 million of which was converted to long-term debt in fiscal 1993. During the year ended September 25, 1993, the Company repaid $1.0 million, net of the $45.0 million originally borrowed to purchase the shopping center properties. Principal payments of long-term debt totalled $10.1 million. During fiscal 1993, excluding borrowings under existing bank lines of credit to finance the purchase of the properties discussed above, the Company financed its capital expenditures, debt repayments and the payment of cash dividends through internally generated funds.

ACTIVITY RATIOS

         Favorable inventory turnover rates (cost of sales/inventory) in 1993 of 8.8 (compared with 8.1 in 1992) helped generate cash flow from operations. Return on assets (net income/total assets) increased from 1.4% in 1992 to 2.6% in 1993. Return on investment (net income/average stockholders' equity) improved significantly to 8.1% compared to 4.0% the prior year.

FISCAL 1992

OPERATING ACTIVITIES

         Net cash provided by operating activities totalled $23.1 million. Depreciation and amortization expense was $19.6 million. In the fourth quarter, the Company received an advance payment of $6.3 million on a purchases contract (See Note 7 to the Consolidated Financial Statements).

INVESTING ACTIVITIES

         Net cash used by investing activities totalled $15.0 million. Capital expenditures were $16.4 million. The Company's capital expenditure program was devoted primarily to construction of new facilities and renovation and modernization of existing ones. During fiscal 1992, the Company opened six new stores, closed six older stores and sold one store. Several existing stores were remodeled or were in the process of being remodeled. Electronic scanning systems were installed in seventeen stores. Proceeds from sales of property and equipment of $1.4 million consisted primarily of the sale of outparcels of land located adjacent to shopping centers operated by the Company.

FINANCING ACTIVITIES

         Net cash provided by financing activities was $1.9 million. The Company paid cash dividends of $3.7 million. The Company monitors its cash position daily and makes draws or repayments on its lines of credit, as required. The net increase in long-term debt and short-term loans was comprised of the following:

Proceeds from an insurance company
 loan, secured by store equipment. . . . . . . . . .  $  10.2  million

Proceeds from a bank loan, secured
 by warehouse equipment. . . . . . . . . . . . . . .     10.0  million

Proceeds from long-term bank line
 of credit . . . . . . . . . . . . . . . . . . . . .    165.0  million

Principal payments, under bank
 line of credit. . . . . . . . . . . . . . . . . . .   (167.5) million

Other principal payments of
 long-term debt. . . . . . . . . . . . . . . . . . .    (10.7) million
                                                      -------
                                                      $   7.0  million
                                                      =======

IMPACT OF INFLATION

         Inflation in food prices continues to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

IMPACT OF SFAS 112

         In November 1992, the Financial Accounting Standards Board issued a new standard (SFAS 112), "Employers' Accounting for Post Employment Benefits". The statement must be adopted by the Company no later than the fiscal year ending September 1995. The effect of adopting the standard is not expected to be material to the Company's financial position or results of operations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 28 through 46 of this report on Form 10-K:

         Report of Ernst & Young LLP

         Consolidated Balance Sheets as of September 24, 1994, and September 25, 1993;

         Consolidated Statements of Income for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

         Consolidated Statements of Cash Flows for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

         Notes to Consolidated Financial Statements;

         Selected quarterly financial data required by this Item is included in
         Note 13 on page 45 through 46 of the Consolidated Financial
         Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 21, 1995, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 21, 1995, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 21, 1995, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "EXECUTIVE COMPENSATION - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 21, 1995, to be filed with the Commission.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Documents filed as part of this report:

          1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

          Consolidated Balance Sheets as of September 24, 1994, and September 25, 1993;

          Consolidated Statements of Income for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

          Consolidated Statements of Changes in Stockholders' Equity for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

          Consolidated Statements of Cash Flows for the years ended September 24, 1994, September 25, 1993, and September 26, 1992;

          Notes to Consolidated Financial Statements.

          2. The following financial statement schedules of the Registrant required by Item 8 and Item 14(d) of Form 10-K are included as pages 47 through 50 of this report:

          Schedule V - Supplemental schedule of consolidated property and equipment;

          Schedule VI - Supplemental schedule of consolidated accumulated depreciation and amortization;

          Schedule VIII - Supplemental schedule of valuation and qualifying accounts; and

          Schedule IX - Supplemental schedule of short-term borrowings.

          All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          3.  The following exhibits required by Item 601 of Regulation S-K and
          Item 14(c) of Form 10-K are filed herewith or incorporated by reference as indicated.

EXHIBIT NUMBER AND DESCRIPTION

3.1 Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant's S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2 By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1 Indenture between Registrant and Connecticut National Bank (including specimen Debenture as Exhibit A). (Included as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.2 Letters dated October 11, 1990 to the Registrant's Board of Directors from Kidder, Peabody & Co. Incorporated and Wheat First Butcher & Singer relating to interest rate reset under Debentures. (Included as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

10.1 Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.7 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Ingles Markets, Incorporated Employee Profit Sharing Plan and Trust. (Incorporated by reference to Exhibit 10.8 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.3 Restatement and Amendment by the Entirety of the 1983 Stock Option Plan of Ingles Markets, Incorporated. (Incorporated by reference to
          Exhibit 10.10 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4      (Intentionally Deleted)

10.5 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.6 Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 Amended and Restated Employment Agreement Between the Company and Robert P. Ingle dated as of September 26, 1993. (Attached hereto as
          Exhibit 10.7.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.8 Stock Option Agreement Between the Company and Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, dated as of July 21, 1993. (Included as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.9 Stock Option Agreement Between the Company and Landy B. Laney, President and Chief Operating Officer of the Company, dated as of July 21, 1993. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.10 Letter of Understanding dated September 8, 1992 between the Company and IRT. (Included as Exhibit B to Registrant's Current Report on Form 8-K dated October 1, 1992, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

11        Statement Regarding Computation of Earnings Per Common Share.

12        Statement Regarding Computation of Ratio of Earnings to Fixed
          Charges.

21        Subsidiaries of the Registrant.

23        Consent of Ernst & Young LLP.

27        Financial Data Schedule (for SEC use only).

- -------------------------------------

         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 24, 1994.

         (c) Exhibits - The response to this portion of Item 14 is submitted as a separate section of this report.

         (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted as a separate section of this report.

INDEPENDENT AUDITOR'S REPORT



                        Report of Independent Auditors



Stockholders and Board of Directors
Ingles Markets, Incorporated


We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 24, 1994 and September 25, 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 24, 1994. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial possition of Ingles Markets, Incorporated and subsidiaries at September 24, 1994 and September 25, 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 24, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                ERNST & YOUNG LLP


November 17, 1994

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993
- ---------------------------------------------


                                             -------------  -------------
ASSETS                                            1994           1993
                                             -------------  -------------
CURRENT ASSETS:
Cash  . . . . . . . . . . . . . . . . . . .  $  18,471,011  $  17,720,151
Receivables (less allowance for doubtful
 accounts of $95,953 - 1994 and
 $100,000 - 1993) . . . . . . . . . . . . .     16,663,805     14,043,992
Inventories . . . . . . . . . . . . . . . .    103,937,450    101,718,841
Other . . . . . . . . . . . . . . . . . . .      2,428,014      2,833,268

                                             -------------  -------------
Total current assets  . . . . . . . . . . .    141,500,280    136,316,252

PROPERTY AND EQUIPMENT - Net  . . . . . . .    359,670,105    312,516,161

OTHER ASSETS  . . . . . . . . . . . . . . .      5,422,702      7,716,358

                                             -------------  -------------
TOTAL ASSETS  . . . . . . . . . . . . . . .  $ 506,593,087  $ 456,548,771
                                             =============  =============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993
- ---------------------------------------------

                                                ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY               1994           1993
                                               ------------   ------------
CURRENT LIABILITIES:
Short-term loans and current
 portion of long-term liabilities. . . . . .   $ 29,678,057   $ 43,832,239
Accounts payable and accrued expenses. . . .     86,259,579     80,049,770
                                               ------------   ------------
Total current liabilities  . . . . . . . . .    115,937,636    123,882,009

DEFERRED GAINS ON SALE LEASEBACKS  . . . . .              -        148,486

DEFERRED INCOME TAXES  . . . . . . . . . . .     18,626,161     21,815,873

LONG-TERM LIABILITIES. . . . . . . . . . . .    214,056,944    163,013,274
                                               ------------   ------------
Total liabilities  . . . . . . . . . . . . .    348,620,741    308,859,642
                                               ------------   ------------
STOCKHOLDERS' EQUITY
- --------------------
Preferred stock, $.05 par value;
 10,000,000 shares authorized;
 no shares issued
Common stocks:
 Class A, $.05 par value; 150,000,000
  shares authorized;
  1994-4,412,167 shares issued and
   outstanding
  1993-4,310,855 shares issued and
   outstanding . . . . . . . . . . . . . . .        220,609        215,543
 Class B, $.05 par value; 100,000,000
  shares authorized;
  1994-13,491,983 shares issued and
   outstanding
  1993-13,592,845 shares issued and
   outstanding . . . . . . . . . . . . . . .        674,599        679,642
Paid-in capital in excess of par value . . .     48,599,088     48,594,115
Retained earnings. . . . . . . . . . . . . .    108,478,050     98,199,829
                                               ------------   ------------
Total stockholders' equity . . . . . . . . .    157,972,346    147,689,129
                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY . . . . . . . . . . . . . . . . . .   $506,593,087   $456,548,771
                                               ============   ============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 24, 1994,
    SEPTEMBER 25, 1993 AND SEPTEMBER 26, 1992
- ---------------------------------------------

                                            --------------  --------------  --------------
                                                 1994            1993            1992
                                            --------------  --------------  --------------
 NET SALES                                  $1,233,496,726  $1,141,800,153  $1,066,332,399
 COST OF GOODS SOLD                            958,434,847     891,208,237     831,292,968
                                            --------------  --------------  --------------
 GROSS PROFIT                                  275,061,879     250,591,916     235,039,431
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                    239,834,915     220,714,164     214,274,180
 RENTAL INCOME, NET                              6,397,040       4,629,792       1,491,998
                                            --------------  --------------  --------------
 INCOME FROM OPERATIONS                         41,624,004      34,507,544      22,257,249
 OTHER INCOME (EXPENSE), NET                     1,844,525       1,078,790       2,363,305
                                            --------------  --------------  --------------
 INCOME BEFORE INTEREST AND INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                         43,468,529      35,586,334      24,620,554
 INTEREST EXPENSE                               17,296,406      17,285,113      16,196,409
                                            --------------  --------------  --------------
 INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     26,172,123      18,301,221       8,424,145
                                            --------------  --------------  --------------
 INCOME TAXES:
   Current                                       9,400,000       4,800,000       1,900,000
   Deferred                                        200,000       1,800,000       1,025,000
                                            --------------  --------------  --------------
                                                 9,600,000       6,600,000       2,925,000
                                            --------------  --------------  --------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE            16,572,123      11,701,221       5,499,145

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES         3,334,860               -               -
                                            --------------  --------------  --------------

 NET INCOME                                 $   19,906,983  $   11,701,221  $    5,499,145
                                            ==============  ==============  ==============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle     $          .90  $          .65  $          .31
    Cumulative effect of change in
      accounting principle for income taxes            .18               -               -
                                            --------------  --------------  --------------
    Primary earnings per common share       $         1.08  $          .65  $          .31
                                            ==============  ==============  ==============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle        $          .86  $          .64  $          .31
    Cumulative effect of change in
      accounting principle for income taxes            .15               -               -
                                            --------------  --------------  --------------
    Fully diluted earnings per common share $         1.01  $          .64  $          .31
                                            ==============  ==============  ==============

  Cash dividends per common share:
    Class A                                 $        .5775  $        .2475  $          .22
                                            --------------  --------------  --------------
    Class B                                 $        .5250  $        .2250  $          .20
                                            --------------  --------------  --------------



See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 24, 1994, SEPTEMBER 25, 1993
    AND SEPTEMBER 26, 1992

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                            SHARES    AMOUNT     SHARES     AMOUNT   PAR VALUE     EARNINGS        TOTAL
                          ---------  --------  ----------  --------  ----------- ------------   ------------
BALANCE,
 SEPTEMBER 28, 1991.      4,270,675  $213,534  13,633,025  $681,651  $48,594,115 $ 88,790,937   $138,280,237
NET INCOME . . . . .              -         -           -         -            -    5,499,145      5,499,145
CASH DIVIDENDS . . .              -         -           -         -            -   (3,666,380)    (3,666,380)
COMMON STOCK
 CONVERSIONS . . . .         22,072     1,103     (22,072)   (1,103)           -            -              -

                          ---------  --------  ----------  --------  ----------- ------------   ------------
BALANCE,
 SEPTEMBER 26, 1992.      4,292,747   214,637  13,610,953   680,548   48,594,115   90,623,702    140,113,002
NET INCOME . . . . .              -         -           -         -            -   11,701,221     11,701,221
CASH DIVIDENDS . . .              -         -           -         -            -   (4,125,094)    (4,125,094)
COMMON STOCK
 CONVERSIONS . . . .         18,108       906     (18,108)     (906)           -            -              -

                          ---------  --------  ----------  --------  ----------- ------------   ------------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855   215,543  13,592,845   679,642   48,594,115   98,199,829    147,689,129
NET INCOME . . . . .              -         -           -         -            -   19,906,983     19,906,983
CASH DIVIDENDS . . .              -         -           -         -            -   (9,628,762)    (9,628,762)
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .            450        23           -         -        4,973            -          4,996
COMMON STOCK
 CONVERSIONS . . . .        100,862     5,043    (100,862)   (5,043)           -            -              -

                          ---------  --------  ----------  --------  ----------- ------------   ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050   $157,972,346
                          =========  ========  ==========  ========  =========== ============   ============



See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 24, 1994, SEPTEMBER 25, 1993
    AND SEPTEMBER 26, 1992
- ----------------------------------------  ------------  -----------  -----------
                                              1994         1993         1992
                                          ------------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                $19,906,983  $11,701,221   $ 5,499,145
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization expense    22,496,341   20,838,311    19,577,367
  Cumulative effect of change in
   accounting principle for income taxes   (3,334,860)           -             -
  Amortization of deferred gains              (14,144)     (27,334)     (715,860)
  Gains on disposals of property and
   equipment                                 (747,060)    (503,796)     (758,887)
  Loss on repurchase of Convertible
   Subordinated Debentures                          -            -        19,120
  (Recognition) receipt of advance
   payment on purchases contract             (834,469)    (823,050)    6,250,000
  Deferred income taxes                       200,000    1,800,000     1,025,000
  Increase in receivables                  (2,577,393)  (2,365,350)   (1,302,901)
  (Increase) decrease in inventory         (2,218,609)   1,112,913    (1,604,578)
  Decrease (increase) in other assets       1,197,040     (997,289)      (39,853)
  Increase (decrease) in accounts payable
   and accrued expenses                     6,209,809   18,715,593    (4,817,842)
                                          -----------  -----------    ----------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                     40,283,638   49,451,219    23,130,711
                                          -----------  -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                  1,288,904      897,887     1,404,511
Capital expenditures                      (68,921,873) (87,293,822)  (16,357,783)
                                          -----------  -----------   -----------
NET CASH (USED) BY
   INVESTING ACTIVITIES                   (67,632,969) (86,395,935)  (14,953,272)
                                          -----------  -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt   51,744,393    9,100,000   185,231,164
Proceeds (payments) of short-term loans,
 net                                        7,000,000   35,000,000    (2,500,000)
Principal payments of long-term debt      (21,020,436) (10,053,583) (175,701,581)
Conversion of Convertible Subordinated
 Debentures                                     4,996            -             -
Repurchase of Convertible Subordinated
 Debentures                                         -            -    (1,421,000)
Dividends paid                             (9,628,762)  (4,125,094)   (3,666,380)
                                          -----------  -----------   -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                28,100,191   29,921,323     1,942,203
                                          -----------  -----------   -----------

NET INCREASE (DECREASE) IN CASH               750,860   (7,023,393)   10,119,642
Cash at Beginning of Year                  17,720,151   24,743,544    14,623,902
                                          -----------  -----------   -----------

CASH AT END OF YEAR                       $18,471,011  $17,720,151   $24,743,544
                                          ===========  ===========   ===========

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 1994, 1993 and 1992 each consisted of 52 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash nightly either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 24, 1994, all investments were in certificates of deposit totaling $4,087,137. Certificates of deposit and demand deposits of approximately $12,500,000 in 22 banks exceed the $100,000 insurance limit per bank.

INVENTORIES - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method.

SELF-INSURANCE - Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of certain limits.

INCOME TAXES - Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

PRE-OPENING COSTS - Costs associated with the opening of new stores are expensed when the stores are opened.

DEFERRED GAIN AMORTIZATION - Deferred gains on sale leaseback transactions are amortized and included in other income (expense), net using the straight-line method over the lives of the respective leases.

RECLASSIFICATIONS - Certain amounts for 1993 and 1992 have been reclassified for comparative purposes.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

PER-SHARE AMOUNTS - Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect.

2.  INCOME TAXES

CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES - Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates. Prior to the adoption of Statement 109, income tax expense was determined using the deferred method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated.

As permitted by Statement 109, the Company has elected not to restate the financial statements of any prior years. The effect of the change on pre-tax income for the year ended September 24, 1994 was not material; however, the cumulative effect of the change increased net income by $3,334,860 or $.18 per common share.

Significant components of the Company's deferred tax liabilities and assets as of September 24, 1994 were as follows:

 Deferred tax liabilities:
         Tax over book depreciation . . . . . . . . . . . . . $22,652,000
         Property tax method. . . . . . . . . . . . . . . . .     243,000
                                                              -----------
           Total deferred tax liabilities . . . . . . . . . .  22,895,000
                                                              -----------
 Deferred tax assets:
         Excess of tax basis over financial reporting
           basis of property and equipment. . . . . . . . . .   3,971,000
         Insurance reserves . . . . . . . . . . . . . . . . .   1,605,000
         Other. . . . . . . . . . . . . . . . . . . . . . . .     629,000
                                                              -----------
           Total deferred tax assets. . . . . . . . . . . . .   6,205,000
                                                              -----------
           Net deferred tax liabilities . . . . . . . . . . . $16,690,000
                                                              ===========

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

                                 LIABILITY METHOD          Deferred Method
                                 ----------------      ------------------------
                                       1994               1993          1992
                                    ----------         ----------    ----------
  Federal tax at statutory rate . . $9,160,243         $6,405,427    $2,864,209
  State income tax, net of
     federal tax benefits . . . . .    685,377            360,475        93,378
  Other . . . . . . . . . . . . . .   (245,620)          (165,902)      (32,587)
                                    ----------         ----------    ----------
  Total . . . . . . . . . . . . . . $9,600,000         $6,600,000    $2,925,000
                                    ==========         ==========    ==========

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

Income tax payments of $9,769,130, $4,194,801 and $2,189,481 were made during fiscal years 1994, 1993 and 1992, respectively. Income taxes payable of $1,059,090 at September 24, 1994 and $1,428,220 at September 25, 1993 are
included in the accompanying balance sheets in accounts payable and accrued expenses.

Current and deferred income tax expense are as follows:

                                    ----------    ----------    ----------
                                       1994          1993          1992
                                    ----------    ----------    ----------
Current:
  Federal . . . . . . . . . . . .   $8,400,000    $4,300,000    $1,725,000
  State . . . . . . . . . . . . .    1,000,000       500,000       175,000
                                    -----------   ----------    ----------
        Total current . . . . . .    9,400,000     4,800,000     1,900,000
                                    ----------    ----------    ----------
Deferred:
  Depreciation  . . . . . . . . .      355,000     1,730,000       237,000
  Deferred gains  . . . . . . . .       48,000       130,000       601,000
  Self-insurance reserves . . . .       12,000      (251,000)       35,000
  Property taxes. . . . . . . . .      (26,000)      423,000       357,000
  Other . . . . . . . . . . . . .     (189,000)     (232,000)     (205,000)
                                    ----------    ----------    ----------
        Total deferred  . . . . .      200,000     1,800,000     1,025,000
                                    ----------    ----------    ----------
  Total expense . . . . . . . . .   $9,600,000    $6,600,000    $2,925,000
                                    ==========    ==========    ==========

Current deferred income tax benefits of $1,960,690 and $2,015,542 for 1994 and 1993, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:

                                             -------------    -------------
                                             SEPTEMBER 24,    September 25,
                                                  1994             1993
                                             -------------    -------------
     Land . . . . . . . . . . . . . . . .    $  74,303,692    $  64,153,586
     Construction in progress . . . . . .       24,402,728        6,399,813
     Buildings  . . . . . . . . . . . . .      190,585,670      169,912,445
     Store, office and warehouse
       equipment  . . . . . . . . . . . .      176,245,189      157,132,479
     Transportation equipment . . . . . .       10,499,783       10,070,641
     Property under capital leases. . . .          151,264          402,084
     Leasehold improvements . . . . . . .       33,737,527       33,863,864
                                             -------------    -------------
     Total. . . . . . . . . . . . . . . .      509,925,853      441,934,912
     Less accumulated depreciation and
      amortization. . . . . . . . . . . .      150,255,748      129,418,751
                                             -------------    -------------
     Property and equipment,net . . . . .    $ 359,670,105    $ 312,516,161
                                             =============    =============

On October 1, 1992, the Company purchased twenty-two shopping center properties and one free-standing store, all of which were leased to the Company and contained supermarkets operated by the Company. These properties were

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

previously sold by the Company in December 1986, in connection with a sale-leaseback transaction. The purchase price was approximately $56,000,000. The unamortized portion of the deferred gain of approximately $10,000,000 that resulted from the 1986 sale-leaseback transaction reduced the cost of the properties acquired for financial reporting purposes.

The Company currently maintains general liability and automobile insurance coverages with a $25,000 deductible per claim. Excess liability coverages are also maintained. The Company maintains casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties, including four aircraft used in its business, which are not covered by casualty or liability insurance.

4.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 24, 1994, the Company owned and operated 70 shopping centers in conjunction with its supermarket activities. The Company leases to others a portion of its shopping center properties. The leases are noncancelable operating lease agreements for periods ranging up to twenty-five years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rentals based upon gross sales of the lessee.

Rental income, net included in the accompanying consolidated statements of income consists of the following:

                                    -----------  -----------  -----------
                                       1994         1993         1992
                                    -----------  -----------  -----------
Rents earned on owned and
  subleased properties:
     Base rentals including lease
       termination payments. . . .  $ 9,398,680  $ 7,576,190  $ 6,948,242
     Contingent rentals. . . . . .      428,712      382,919      389,268
                                    -----------  -----------  -----------
        Total. . . . . . . . . . .    9,827,392    7,959,109    7,337,510
Depreciation on owned
  properties leased to others  . .   (2,438,373)  (2,402,905)  (1,456,776)
Rent expense on subleased
  properties . . . . . . . . . . .            -            -   (3,591,886)
Other shopping center expenses . .     (991,979)    (926,412)    (796,850)
                                    -----------  -----------  -----------
    Total. . . . . . . . . . . . .  $ 6,397,040  $ 4,629,792  $ 1,491,998
                                    ===========  ===========  ===========

Owned properties leased to others under operating leases by major classes is as follows:

                                                           --------------
                                                            September 24,
                                                               1994
                                                           --------------
     Land  . . . . . . . . . . . . . . . . . . . . . . .    $ 24,947,248
     Buildings . . . . . . . . . . . . . . . . . . . . .      66,760,409
                                                            ------------
       Total . . . . . . . . . . . . . . . . . . . . . .      91,707,657
     Less accumulated depreciation . . . . . . . . . . .      14,059,098
                                                            ------------
     Property leased to others, net  . . . . . . . . . .    $ 77,648,559
                                                            ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

The above amounts are included in the respective captions at Note 3.

The following is a schedule of minimum future rental income on noncancelable operating leases as of September 24, 1994:

     FISCAL YEAR
     -----------
       1995 . . . . . . . . . . . . . . . . . . . . . . .  $ 6,567,648
       1996 . . . . . . . . . . . . . . . . . . . . . . .    5,833,939
       1997 . . . . . . . . . . . . . . . . . . . . . . .    4,981,816
       1998 . . . . . . . . . . . . . . . . . . . . . . .    4,213,093
       1999 . . . . . . . . . . . . . . . . . . . . . . .    3,345,829
       Thereafter . . . . . . . . . . . . . . . . . . . .   19,359,046
                                                           -----------
     Total minimum future rental income . . . . . . . . .  $44,301,371
                                                           ===========

5.  LEASES AND RENTAL EXPENSE

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases expire at various times over the next twenty years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space.

OPERATING LEASES - The following schedule shows the composition of total rental expense for all operating leases:
                                    -----------  -----------  -----------
                                       1994         1993         1992
                                    -----------  -----------  -----------
Base rentals . . . . . . . . . . .  $11,891,759  $11,823,460  $17,892,170
Contingent rentals . . . . . . . .      124,593      148,274      201,033
Rent expense on property
 subleased to others . . . . . . .            -            -   (3,591,886)
                                    -----------  -----------  -----------
Total. . . . . . . . . . . . . . .  $12,016,352  $11,971,734  $14,501,317
                                    ===========  ===========  ===========

Rent expense, excluding rent expense on properties subleased to others, is included in operating and administrative expenses. Rent expense on properties subleased to others reduces net rental income (Note 4).

The aggregate minimum rental commitments under noncancelable operating leases as of September 24, 1994 are as follows:

     FISCAL YEAR
     -----------
       1995 . . . . . . . . . . . . . . . . . . . . . . . . $ 11,454,149
       1996 . . . . . . . . . . . . . . . . . . . . . . . .   11,537,749
       1997 . . . . . . . . . . . . . . . . . . . . . . . .   11,400,924
       1998 . . . . . . . . . . . . . . . . . . . . . . . .   11,275,291
       1999 . . . . . . . . . . . . . . . . . . . . . . . .   11,133,789
       Thereafter . . . . . . . . . . . . . . . . . . . . .   89,406,792
                                                            ------------
     Total minimum future rental commitments. . . . . . . . $146,208,694
                                                            ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                             SEPTEMBER 24,    September 25,
                                                  1994             1993
                                             -------------    -------------
Accounts payable-trade  . . . . . . . . .    $  62,135,297    $  57,679,269
Property, payroll, and
   other taxes payable  . . . . . . . . .        7,189,278        6,526,695
Salaries, wages, and bonuses payable  . .        6,825,605        5,765,393
Other . . . . . . . . . . . . . . . . . .       10,109,399       10,078,413
                                             -------------    -------------
Total . . . . . . . . . . . . . . . . . .    $  86,259,579    $  80,049,770
                                             =============    =============

7.  LONG-TERM LIABILITIES AND SHORT-TERM LOANS

Long-term liabilities and short-term loans are summarized as follows:

                                             SEPTEMBER 24,    September 25,
                                                  1994             1993
                                             -------------    -------------
Long-term debt:
  10% Convertible Subordinated
    Debentures, maturing 2008. . . . . . . . $  37,459,000    $  37,464,000
                                             -------------    -------------
  Notes payable:
   Real estate:
    Weighted average interest rate of 9.98%,
      maturing 1995-2015 . . . . . . . . . .    94,276,011       98,313,487
   Equipment:
    Interest rate of 8.41%,
      maturing 1999  . . . . . . . . . . . .    21,000,000                -
    Interest rate at the average weekly yield
      of one month commercial paper plus 1.9%,
      maturing 1997-1999 . . . . . . . . . .    21,907,040        8,381,504
    Interest at the prime rate less 1/2%,
      with a maximum rate of 8.75% over the
      life of the loan, maturing 1997. . . .     5,333,324        7,333,328
   Other:
    Interest at certain LIBOR rates plus
      1-1/8% to 1-1/4%, maturing 1996 . . . .   30,000,000                -
    Interest at the prime rate less 1/2%,
      maturing 1995. . . . . . . . . . . . .             -        9,000,000
    Interest rate at 8.65%, maturing 1995. .     3,750,000        5,625,000
                                             -------------    -------------
                                               176,266,375      128,653,319
                                             -------------    -------------
Short-term loans, interest rates at less
  than the prime rate. . . . . . . . . . . .    25,000,000       35,000,000
                                             -------------    -------------
Other long-term liabilities:
  Advance payment received on purchases
    contract . . . . . . . . . . . . . . . .     4,592,481        5,426,950
  Other. . . . . . . . . . . . . . . . . . .       417,145          301,244
                                             -------------    -------------
  Total  . . . . . . . . . . . . . . . . . .     5,009,626        5,728,194
                                             -------------    -------------
Total long-term liabilities and short-term
  loans  . . . . . . . . . . . . . . . . . .   243,735,001      206,845,513
Less current portion . . . . . . . . . . . .    29,678,057       43,832,239
                                             -------------    -------------
Long-term liabilities, net of current
  portion  . . . . . . . . . . . . . . . . . $ 214,056,944    $ 163,013,274
                                             =============    =============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

The Company has repurchased $14,771,000 of the Convertible Subordinated Debentures (the "Debentures") and $5,000 of the Debentures have been converted into Class A Common Stock of the Company as of September 24, 1994.

The Debentures are unsecured and subordinated in right of payment to all existing and future Senior Indebtedness (as defined by the Indenture) of the Company. Interest is payable semi-annually on April 15 and October 15.

The Debentures are convertible into Class A Common Stock of the Company at any time prior to maturity or redemption at $11.10 per share, subject to adjustment under certain conditions.

Mandatory annual redemption payments equal to 7% of the original principal amount ($52,235,000) of the Debentures are required commencing October 15, 1998 and are calculated to retire 70% of the issue prior to maturity. The Company may deliver Debentures, including converted and repurchased Debentures, in lieu of cash as a credit against mandatory redemption payments.

The Debentures are redeemable at any time, in whole or in part, at the option of the Company under certain conditions.

During October 1994, the Company obtained two long-term bank loans: a $20,000,000 loan at an interest rate of 8.90% and a $10,000,000 loan at an interest rate of 7.95%. A portion of the proceeds from these loans was used to reduce short-term borrowings outstanding at September 24, 1994. Short-term borrowings under lines of credit totalling $15,000,000 have been reclassified to long-term liabilities at September 24, 1994 pursuant to this refinancing.

At September 24, 1994, property and equipment with an undepreciated cost of approximately $124 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 24, 1994, has the effect of restricting funds available for dividends to approximately $13.0 million.

At September 24, 1994, the Company had unused lines of credit of $55 million. The lines provide the Company with various interest rate options of no more than prime rate, LIBOR plus a specified margin or such lower pricing as the bank may elect to bid from time to time.

Components of interest costs are as follows:

                                   -----------   -----------   -----------
                                       1994          1993          1992
                                   -----------   -----------   -----------
     Total interest costs . . . .  $18,184,443   $17,535,853   $16,496,628
     Interest capitalized . . . .      888,037       250,740       300,219
                                   -----------   -----------   -----------
     Interest expense . . . . . .  $17,296,406   $17,285,113   $16,196,409
                                   ===========   ===========   ===========

Interest payments (net of amounts capitalized) were $16,979,825 for 1994, $17,325,002 for 1993, and $16,338,563 for 1992.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

ADVANCE PAYMENT RECEIVED ON PURCHASES CONTRACT - During fiscal 1992, the Company entered into a contract to purchase certain products. Under the contract, the supplier paid the Company $7,250,000 of which $1,000,000 was earned upon contract signing. The remaining $6,250,000 is earned as product is purchased. The unearned portion, included in other long-term liabilities, will be recognized as product is purchased. If the agreement is canceled, the Company must refund the unearned portion of the payment.

Maturities of long-term liabilities at September 24, 1994 are as follows:

     FISCAL YEAR
     -----------
        1995 . . . . . . . . . . . . . . . . . . . . . . .  $ 29,678,057
        1996 . . . . . . . . . . . . . . . . . . . . . . .    50,040,101
        1997 . . . . . . . . . . . . . . . . . . . . . . .    16,751,432
        1998 . . . . . . . . . . . . . . . . . . . . . . .    13,001,768
        1999 . . . . . . . . . . . . . . . . . . . . . . .    10,897,922
        Thereafter . . . . . . . . . . . . . . . . . . . .   123,365,721
                                                            ------------
        Total                                               $243,735,001
                                                            ============

8.  STOCKHOLDERS' EQUITY

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

The holders of the Class A Common Stock and Class B Common Stock are entitled to dividends and other distributions as and when declared out of assets legally available therefor, subject to the dividend rights of any Preferred Stock that may be issued in the future. Each share of Class A Common Stock is entitled to receive a cash dividend and liquidation payment in an amount equal to 110% of any cash dividend or liquidation payment on Class B Common Stock. Any stock dividend must be paid in shares of Class A Common Stock with respect to Class A Common Stock and in shares of Class B Common Stock with respect to Class B Common Stock.

The voting powers, preferences and relative rights of Class A Common Stock and Class B Common Stock are identical in all respects, except that the holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share. In addition, holders of Class A Common Stock, as a separate class, are entitled to elect 25% of all directors constituting the Board of Directors (rounded to the nearest whole number). As long as the Class B Common Stock represents at least 12.5% of the total outstanding Common Stock of both classes, holders of Class B Common Stock, as a separate class, are entitled to elect 75% of the directors.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

The Preferred Stock may be issued by the Board of Directors from time to time, without stockholder approval, in one or more series for such consideration and, within certain limits, with such relative rights and preferences as the Board may determine. Accordingly, the Board has the power to set the dividend rate and to establish the provisions, if any, relating to voting rights, redemption rates, sinking funds, liquidation preferences, and conversion rights for any series of Preferred Stock issued in the future.

EARNINGS PER COMMON SHARE - Weighted average number of common shares used to compute earnings per share is as follows:

                                   ----------   ----------   ----------
                                      1994         1993         1992
                                   ----------   ----------   ----------
     Primary  . . . . . . . . . .  18,386,557   17,969,971   17,903,700
     Fully diluted  . . . . . . .  21,792,770   21,345,107   21,378,244

9.  EMPLOYEE BENEFIT PLANS

EMPLOYEES' INVESTMENT/PROFIT SHARING PLAN - The purpose of the qualified profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company's Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined annually by the Board of Directors. On February 2, 1994, a 401(k) feature was added to the Profit Sharing Plan. The Profit Sharing Plan including the 401(k) feature was renamed the Ingles Markets, Incorporated Investment/Profit Sharing Plan. Company contributions for fiscal 1994 were allocated only to employees participating in the 401(k) portion of the plan.

Company contributions to the plan, included in operating and administrative expenses, were $452,195 for 1994, $775,000 for 1993, and $750,000 for 1992.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of $3,602,687, $2,842,329 and $2,111,466 for 1994, 1993 and 1992, respectively.

STOCK OPTIONS PLANS - The Company has stock option plans under which options may be issued to salaried employees who are officers or are employed in an executive, administrative, managerial or professional capacity by the Company. The Company's stock option plans provide that stock may be issued at a price of not less than 100% of fair market value of the Company's Class A Common Stock at the date of the grant of the option. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. Information with respect to each stock option plan is as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

1983 NONQUALIFIED STOCK OPTION PLAN - The Company had a stock option plan under which an aggregate of 750,000 shares of the Company's Class B Common Stock were issuable to qualified employees as nonqualified stock options until December 22, 1988.

As of September 26, 1992, all of the outstanding options under this plan expired and had been canceled. Information with respect to options canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 28, 1991 . . .      34,500       $10.00        $  345,000
       Canceled . . . . . . . .     (34,500)       10.00          (345,000)
                                   --------                     ----------
     Outstanding,
       September 26, 1992 . . .           0                     $        0
                                   ========                     ==========

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock may be issued to qualified employees from time to time on or before September 8, 1997. No options may be granted to any employee who owns, at the time of the proposed grant, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. Options that lapse or are canceled may be reissued by the Company. As of September 24, 1994, 28,500 shares under option are exercisable. Information with respect to options granted, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 28, 1991 . . .     106,000     $6.88-$12.75    $1,063,750
       Granted  . . . . . . . .      88,500         7.00           619,500
       Canceled . . . . . . . .     (25,000)     7.00-12.75       (228,500)
                                   --------                     ----------

     Outstanding,
       September 26, 1992 . . .     169,500      6.88-12.75      1,454,750
       Granted  . . . . . . . .      40,000         6.13           245,000
       Canceled . . . . . . . .     (46,000)     6.13-12.75       (432,500)
                                   --------                     ----------

     Outstanding,
       September 25, 1993 . . .     163,500      6.13-10.00      1,267,250
       Granted  . . . . . . . .      27,000         8.63           232,875
       Canceled . . . . . . . .     (35,500)     6.13-10.00       (323,000)
                                   --------                     ----------

     OUTSTANDING,
       SEPTEMBER 24, 1994 . . .     155,000     $6.13-$10.00    $1,177,125
                                   ========                     ==========

1991 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock may be issued to qualified employees from time to time on or before August 6, 1996. Options that lapse or are cancelled may be reissued by

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

the Company. No options are currently exercisable under this plan. Information with respect to options granted, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 28, 1991 . . .           0                     $        0
       Granted  . . . . . . . .     499,000        $6.88         3,430,625
       Canceled . . . . . . . .      (3,000)        6.88           (20,625)
                                   --------                     ----------
     Outstanding,
       September 26, 1992 . . .     496,000         6.88         3,410,000
       Granted  . . . . . . . .     400,000      5.75- 6.00      2,350,000
                                   --------                     ----------
     Outstanding,
       September 25, 1993 . . .     896,000      5.75- 6.88      5,760,000
       Granted  . . . . . . . .     200,000     10.38-11.50      2,187,500
       Canceled . . . . . . . .    (100,000)        6.88          (687,500)
                                   --------                     ----------

     OUTSTANDING,
       SEPTEMBER 24, 1994 . . .     996,000     $5.75-$11.50    $7,260,000
                                   ========                     ==========

STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS - On July 21, 1993, the Company entered into nonqualified stock option agreements with each of Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy B. Laney, President and Chief Operating Officer of the Company, under which an aggregate of 100,000 shares of the Company's Class A Common Stock may be issued to each of them. The options may be exercised from time to time until July 20, 1998 at an option price of $6.00 per share. The option may also be exercised at any time upon the death of the optionee prior to July 20, 1998.

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses, and an estimated liability for claims incurred but not yet paid.

10.  MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $207 million in 1994, $179 million in 1993 and $162 million in 1992. This distributor owns approximately 6% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 24, 1994. Amounts owed to this distributor, included in accounts payable-trade, were $3.1 million and $2.8 million at September 24, 1994 and September 25, 1993, respectively.

11.  SUPPLEMENTARY INCOME STATEMENT DATA

Operating and administrative expenses include the following:

                                  -----------   -----------   -----------
                                      1994          1993          1992
                                  -----------   -----------   -----------
   Advertising and
     promotion expense . . . . .  $17,129,161   $17,295,081   $18,054,830
                                  ===========   ===========   ===========

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

12.  LINES OF BUSINESS

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in thousands) is as follows:

                                  -----------   -----------   -----------
                                      1994          1993          1992
                                  -----------   -----------   -----------
Revenues from unaffiliated
  customers:
    Grocery and food sales . . .  $ 1,233,497   $ 1,141,800   $ 1,066,332
    Shopping center rentals. . .        9,827         7,959         7,338
Income before interest and income
  taxes and cumulative effect of
  change in accounting principle:
    Grocery and food sales . . .       37,072        30,956        23,129
    Shopping center rentals. . .        6,397         4,630         1,492
Assets:
    Grocery and food sales . . .      428,944       377,242       354,672
    Shopping center rentals. . .       77,649        79,307        50,316
Capital expenditures:
    Grocery and food sales . . .       65,012        58,676        12,214
    Shopping center rentals. . .        3,910        28,618         4,144
Depreciation and amortization:
    Grocery and food sales . . .       20,058        18,435        18,120
    Shopping center rentals. . .        2,438         2,403         1,457

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contain thirteen weeks.

                      (in thousands except earnings per common share)
                   ------------------------------------------------------
                      1ST         2ND        3RD        4TH
1994                QUARTER     QUARTER    QUARTER    QUARTER     TOTAL
- ----                -------     -------    -------    -------  ----------
NET SALES . . . . .$297,875    $301,532   $313,862   $320,228  $1,233,497
GROSS PROFIT. . . .  65,377      67,977     69,644     72,064     275,062
INCOME BEFORE
 CUMULATIVE EFFECT
 OF CHANGE IN
 ACCOUNTING
 PRINCIPLE. . . . .   3,845       3,859      4,562      4,306      16,572
NET INCOME. . . . .   7,180       3,859      4,562      4,306      19,907

PRIMARY EARNINGS
 PER COMMON SHARE
 BEFORE CUMULATIVE
 EFFECT OF CHANGE
 IN ACCOUNTING
 PRINCIPLE. . . . .     .21         .21        .25        .23         .90
PRIMARY EARNINGS
 PER COMMON SHARE .     .39         .21        .25        .23        1.08

Ingles Markets, Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 24, 1994, September 25, 1993
    and September 26, 1992

                        (in thousands except earnings per common share)
                     -----------------------------------------------------
                      1st         2nd        3rd        4th
                     Quarter     Quarter    Quarter    Quarter     Total
                     -------     -------    -------    -------   ---------
1993
- ----
Net sales . . . . . $276,557    $280,774   $289,167   $295,302  $1,141,800
Gross profit. . . .   60,293      60,810     63,752     65,737     250,592
Net income. . . . .    2,512       2,523      3,018      3,648      11,701
Primary earnings
 per common share .      .14         .14        .17        .20         .65

14.  LITIGATION

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company's financial position or the results of its operations.

15. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         Receivables: The carrying amount reported in the balance sheet for receivables approximates its fair value.

         Long and short-term debt: The carrying amounts of the Company's short-term borrowings approximate their fair value. The fair values of the Company's long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at September 24, 1994 are as follows (amounts in thousands):

                                            Carrying Amount    Fair Value
                                            ---------------    ----------
Cash and cash equivalents. . . . . . . . . .   $ 18,471         $ 18,471
Receivables. . . . . . . . . . . . . . . . .     16,664           16,664
Short-term liabilities . . . . . . . . . . .     35,000           35,000
Long-term liabilities:
   10% Convertible Subordinated Debentures .     37,459           41,252
   Real Estate . . . . . . . . . . . . . . .     94,276          100,875
   Other . . . . . . . . . . . . . . . . . .     77,000           77,000

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES               SEC SCHEDULE V
- ---------------------------------------------

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED PROPERTY AND EQUIPMENT
- ------------------------------------------------------------

                                       BALANCE AT                                                        BALANCE AT
                                       BEGINNING      ADDITIONS                                              END
                                        OF YEAR        AT COST       TRANSFERS          RETIREMENTS        OF YEAR
                                       ----------    ----------      ---------          -----------      ----------
FISCAL YEAR ENDED SEPTEMBER 24, 1994
- ------------------------------------
Land                                  $ 64,153,586  $ 8,937,006  $  1,374,554 (1)(3)     $  161,454     $ 74,303,692
Construction in progress                 6,399,813   33,665,225   (15,662,310)(1)                         24,402,728
Buildings                              169,912,445    4,629,969    16,125,412 (1)(3)         82,156      190,585,670
Store, office and warehouse equipment  157,132,479   21,137,651                           2,024,941      176,245,189
Transportation equipment                10,070,641      539,504                             110,362       10,499,783
Property under capital leases              402,084                                          250,820          151,264
Leasehold improvements                  33,863,864       12,518       679,855 (1)           818,710       33,737,527
                                      ------------  -----------  ------------            ----------     ------------
  TOTAL                               $441,934,912  $68,921,873  $  2,517,511 (3)        $3,448,443     $509,925,853
                                      ============  ===========  ============            ==========     ============
FISCAL YEAR ENDED SEPTEMBER 25, 1993
- ------------------------------------
Land                                  $ 51,080,183  $13,809,657  $   (604,844)(1)(3)     $  131,410     $ 64,153,586
Construction in progress                   373,791   12,393,081    (6,367,059)(1)                          6,399,813
Buildings                              123,484,463   37,360,508     9,067,474 (1)(2)(3)                  169,912,445
Store, office and warehouse equipment  145,046,156   12,689,202                             602,879      157,132,479
Transportation equipment                 9,745,564    1,015,400                             690,323       10,070,641
Property under capital leases            5,555,998                                        5,153,914          402,084
Leasehold improvements                  38,356,720                 (4,292,451)(1)(2)        200,405       33,863,864
                                      ------------  -----------  ------------            ----------     ------------
  TOTAL                               $373,642,875  $77,267,848  $ (2,196,880)(3)        $6,778,931     $441,934,912
                                      ============  ===========  ============            ==========     ============
FISCAL YEAR ENDED SEPTEMBER 26, 1992
- ------------------------------------
Land                                  $ 49,057,629  $   758,232  $  1,531,561 (1)(3)     $  267,239     $ 51,080,183
Construction in progress                10,055,064    5,141,264   (14,822,537)(1)                            373,791
Buildings                              108,130,252    2,622,546    12,796,733 (1)(2)(3)      65,068      123,484,463
Store, office and warehouse equipment  140,692,386    6,891,231                           2,537,461      145,046,156
Transportation equipment                 9,856,461      928,885                           1,039,782        9,745,564
Property under capital leases            6,344,681                                          788,683        5,555,998
Leasehold improvements                  38,202,131       15,625       274,905 (1)(2)        135,941       38,356,720
                                      ------------  -----------  ------------            ----------     ------------
  TOTAL                               $362,338,604  $16,357,783  $   (219,338)(3)        $4,834,174     $373,642,875
                                      ============  ===========  ============            ==========     ============

(1) Transfers of completed projects from construction in progress.
(2) Transfers of assets resulting from purchase of leased store.
(3) Transfer of assets held for resale from (to) other assets.
(4) The annual provisions for depreciation have been computed principally on a straight line basis in accordance with the following ranges of lives:
        Buildings                                20-30 years
        Store, office and warehouse equipment     5-10 years
        Transportation equipment                  3-8 years
        Leasehold improvements                   term of lease

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES               SEC SCHEDULE VI
- ---------------------------------------------

SUPPLEMENTAL SCHEDULE OF CONSOLIDATED ACCUMULATED DEPRECIATION AND AMORTIZATION
- -------------------------------------------------------------------------------

                                          BALANCE AT     DEPRECIATION &                                         BALANCE AT
                                          BEGINNING       AMORTIZATION                                              END
                                           OF YEAR          EXPENSE      TRANSFERS         RETIREMENTS           OF YEAR
                                         -----------      -----------    ---------         ------------         -----------
FISCAL YEAR ENDED SEPTEMBER 24, 1994
- ------------------------------------
Buildings and leasehold improvements     $ 43,660,440     $ 8,309,542     $1,253,267(1)      $  774,542          $ 52,448,707
Store, office and warehouse equipment      79,719,722      12,873,805                         1,771,115            90,822,412
Transportation equipment                    5,810,417       1,154,626                            73,815             6,891,228
Property under capital leases                 228,172          18,014                           152,785                93,401
                                         ------------     -----------     ----------         ----------          ------------
  TOTAL                                  $129,418,751     $22,355,987     $1,253,267(1)      $2,772,257          $150,255,748
                                         ============     ===========     ==========         ==========          ============

FISCAL YEAR ENDED SEPTEMBER 25, 1993
- ------------------------------------
Buildings and leasehold improvements     $ 36,122,636     $ 7,615,293     $        0         $   77,489          $ 43,660,440
Store, office and warehouse equipment      68,267,159      11,469,299                            16,736            79,719,722
Transportation equipment                    5,267,172       1,190,325                           647,080             5,810,417
Property under capital leases               5,104,286         252,030                         5,128,144               228,172
                                         ------------     -----------     ----------         ----------          ------------
  TOTAL                                  $114,761,253     $20,526,947     $        0         $5,869,449          $129,418,751
                                         ============     ===========     ==========         ==========          ============

FISCAL YEAR ENDED SEPTEMBER 26, 1992
- ------------------------------------
Buildings and leasehold improvements     $ 30,337,892     $ 6,122,496     $ (155,083)(1)     $  182,669          $ 36,122,636
Store, office and warehouse equipment      59,561,026      10,987,124                         2,280,991            68,267,159
Transportation equipment                    5,091,349       1,112,029                           936,206             5,267,172
Property under capital leases               4,802,648       1,090,321                           788,683             5,104,286
                                         ------------     -----------     ----------         ----------          ------------
  TOTAL                                  $ 99,792,915     $19,311,970     $ (155,083)(1)     $4,188,549          $114,761,253
                                         ============     ===========     ==========         ==========          ============





(1)  Transfer of assets held for resale from (to) other assets.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES               SEC SCHEDULE VIII
- ---------------------------------------------

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS
- ----------------------------------------------------------

                                     BALANCE AT
                                    BEGINNING OF     CHARGED TO                   BALANCE AT
DESCRIPTION                             YEAR      COSTS & EXPENSES  DEDUCTIONS   END OF YEAR
- ----------------------------------  ------------  ----------------  ----------   -----------
Fiscal Year ended September 24, 1994:
  Deducted from asset accounts:
   Allowance for doubtful accounts   $ 100,000                      $ 4,047 (1)   $  95,953

Fiscal Year ended September 25, 1993:
  Deducted from asset accounts:
   Allowance for doubtful accounts   $ 118,000                      $18,000 (1)   $ 100,000

Fiscal Year ended September 26, 1992:
  Deducted from asset accounts:
   Allowance for doubtful accounts   $ 125,000                      $ 7,000 (1)   $ 118,000





(1) Uncollectible accounts written off, net of recoveries.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES               SEC SCHEDULE IX
- ---------------------------------------------

SUPPLEMENTAL SCHEDULE OF SHORT-TERM BORROWINGS
- ----------------------------------------------

                                          Maximum    Average     Weighted
                               Weighted    Amount     Amount     Average
                      Balance  Average  Outstanding Outstanding  Interest
                     at End of Interest    During     During    Rate During
                      Period     Rate      Period     Period      Period
                    ---------- -------- ----------- ----------- -----------
Fiscal year ended
 September 24, 1994:
  Notes payable to
   banks [1][2]     $25,000,000   5.69% $70,000,000 $50,945,833      5.29%

Fiscal year ended
 September 25, 1993:
  Notes payable to
   banks [1][2]     $35,000,000   4.73% $51,000,000 $42,300,000      5.18%

Fiscal year ended
 September 26, 1992:
  Notes payable to
   banks [1][2]     $        0     --   $32,000,000 $15,179,167      6.08%


[1] Notes payable to banks represent borrowings under lines of credit arrangements.

[2] Weighted average interest rates and amounts outstanding are computed using daily rates and balances.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INGLES MARKETS, INCORPORATED



                                      By:  /s/ Robert P. Ingle
                                           -------------------------
                                           Robert P. Ingle
                                           Chairman of the Board and
                                           Chief Executive Officer

                                         Date:  December 21, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                             December 21, 1994
- ---------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director


/s/ Landy B. Laney                              December 21, 1994
- ---------------------------------
Landy B. Laney, President, Chief
Operating Officer and Director


/s/ Jack R. Ferguson                            December 21, 1994
- ---------------------------------
Jack R. Ferguson, Vice President-
Finance, Chief Financial Officer
and Director


/s/ Vaughn C. Fisher                            December 21, 1994
- ---------------------------------
Vaughn C. Fisher, Vice President-
Sales Manager and Director


/s/ Anthony S. Federico                         December 21, 1994
- ---------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director


/s/ Brenda S. Tudor                             December 21, 1994
- ---------------------------------
Brenda S. Tudor, CPA
Secretary and Controller

                                 EXHIBIT INDEX

3.1 Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant's S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2 By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1 Indenture between Registrant and Connecticut National Bank (including specimen Debenture as Exhibit A). (Included as Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.2 Letters dated October 11, 1990 to the Registrant's Board of Directors from Kidder, Peabody & Co. Incorporated and Wheat First Butcher & Singer relating to interest rate reset under Debentures. (Included as Exhibit 4.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 29, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

10.1 Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Incorporated by reference to Exhibit 10.7 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Ingles Markets, Incorporated Employee Profit Sharing Plan and Trust. (Incorporated by reference to Exhibit 10.8 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.3 Restatement and Amendment by the Entirety of the 1983 Stock Option Plan of Ingles Markets, Incorporated. (Incorporated by reference to
         Exhibit 10.10 from Registrant's Registration Statement on Form S-1, File 33-16160, which was filed with the Commission and became effective on September 22, 1987.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4     (Intentionally Deleted)

10.5 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.6 Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 28, 1991, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 Amended and Restated Employment Agreement Between the Company and Robert P. Ingle dated as of September 26, 1993. (Attached hereto as
         Exhibit 10.7 on Page 55.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.8 Stock Option Agreement Between the Company and Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, dated as of July 21, 1993. (Included as Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.9 Stock Option Agreement Between the Company and Landy B. Laney President and Chief Operating Officer of the Company, dated as of July 21, 1993. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 25, 1993, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.10 Letter of Understanding dated September 8, 1992 between the company and IRT. (Included as Exhibit B to Registrant's Current Report on Form 8-K dated October 1, 1992, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

11       Statement Regarding Computation of Earnings Per Common Share (page
         66).

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges (page 67).

21       Subsidiaries of the Registrant (page 68).

23       Consent of Ernst & Young LLP (page 69).

27       Financial Data Schedule (for SEC use only).