Form 10-Q
period 1994-12-24
INGLES MARKETS INC
filed 1995-02-06
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 1994

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
                                              -----    ----

As of January 27, 1995, the registrant had 4,425,292 shares of Class A Common Stock, $.05 par value per share, and 13,478,858 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   December 24, 1994 and
                   September 24, 1994                                3

            Consolidated  Statements of Income -
                   Three Months Ended
                   December 24, 1994 and
                   December 25, 1993                                 5

            Consolidated Statements of Changes in
            Stockholders' Equity
                   Three Months Ended
                   December 24, 1994 and
                   December 25, 1993                                 6

            Consolidated Statements of Cash Flows -
                   Three Months Ended
                   December 24, 1994 and
                   December 25, 1993                                 7

            Notes to Unaudited Interim Financial Statements          8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             10

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                      14

Signatures                                                          15

Exhibits

     10.4 Bonus Agreement between the Company and Landy B. Laney    17
          dated December 23, 1994.

     11   Computation of Earnings Per Common Share                  22

     27   Financial Data Schedule (for SEC filing purposes only)

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               DECEMBER 24,  SEPTEMBER 24,
                                                   1994           1994
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  22,182,498  $  18,471,011
       Receivables                               17,977,023     16,663,805
       Inventories                              107,327,712    103,937,450
       Other                                      2,521,283      2,428,014
                                              -------------  -------------

             TOTAL CURRENT ASSETS               150,008,516    141,500,280

 PROPERTY AND EQUIPMENT - Net                   387,129,564    359,670,105
 ----------------------

 OTHER ASSETS                                     5,400,527      5,422,702
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 542,538,607  $ 506,593,087
                                              =============  =============





 NOTE: The balance sheet at September 24, 1994 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               DECEMBER 24,  SEPTEMBER 24,
                                                  1994           1994
                                               (UNAUDITED)      (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 52,027,090   $ 29,678,057

    Accounts payable and accrued
      expenses                                   89,139,598     86,259,579
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   141,166,688    115,937,636

 DEFERRED INCOME TAXES                           18,526,161     18,626,161
 ---------------------

 LONG-TERM LIABILITIES                          223,787,430    214,056,944
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              383,480,279    348,620,741
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,424,992
      shares issued and outstanding
      December 24, 1994; 4,412,167 shares
      issued and outstanding
      September 24, 1994                            221,250        220,609
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,479,158
      shares issued and outstanding
      December 24, 1994; 13,491,983 shares
      issued and outstanding
      September 24, 1994                            673,958        674,599
     Paid-in capital in excess of
      par value                                  48,599,088     48,599,088
     Retained earnings                          109,564,032    108,478,050
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  159,058,328    157,972,346
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $542,538,607   $506,593,087
                                               ============   ============


 NOTE: The balance sheet at September 24, 1994 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                DECEMBER 24, DECEMBER 25,
                                                    1994         1993
                                                ------------ ------------
 NET SALES                                      $330,206,368 $297,874,598
 COST OF GOODS SOLD                              256,622,143  232,497,536
                                                ------------ ------------
 GROSS PROFIT                                     73,584,225   65,377,062
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       63,759,908   57,110,310
 RENTAL INCOME, NET                                1,294,944    1,835,339
                                                ------------ ------------
 INCOME FROM OPERATIONS                           11,119,261   10,102,091
 OTHER INCOME, NET                                    31,719      339,238
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               11,150,980   10,441,329
 INTEREST EXPENSE                                  5,113,192    4,296,200
                                                ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    6,037,788    6,145,129
                                                ------------ ------------
 INCOME TAXES:
   Current                                         2,500,000    3,000,000
   Deferred                                         (300,000)    (700,000)
                                                ------------ ------------
                                                   2,200,000    2,300,000
                                                ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE               3,837,788    3,845,129

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                   -    3,334,860
                                                ------------ ------------


 NET INCOME                                     $  3,837,788 $  7,179,989
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle         $        .21 $        .21
    Cumulative effect of change in
      accounting principle for income taxes                -          .18
                                                ------------ ------------
    Primary earnings per common share           $        .21 $        .39
                                                ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle            $        .20 $        .20
    Cumulative effect of change in
      accounting principle for income taxes                -          .15
                                                ------------ ------------
    Fully diluted earnings per common share     $        .20 $        .35
                                                ============ ============
  Cash dividends per common share:
    Class A                                     $       .165 $      .2475
                                                ------------ ------------
    Class B                                     $       .150 $      .2250
                                                ------------ ------------

 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -    7,179,989    7,179,989
CASH DIVIDENDS . . .              -         -           -         -            -   (4,125,577)  (4,125,577)
COMMON STOCK
 CONVERSIONS . . . .         16,491       824     (16,491)     (824)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 25, 1993 .      4,327,346  $216,367  13,576,354  $678,818  $48,594,115 $101,254,241 $150,743,541
                          =========  ========  ==========  ========  =========== ============ ============

BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -    3,837,788    3,837,788
CASH DIVIDENDS . . .              -         -           -         -            -   (2,751,806)  (2,751,806)
COMMON STOCK
 CONVERSIONS . . . .         12,825       641     (12,825)     (641)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 24,1994. .      4,424,992  $221,250  13,479,158  $673,958  $48,599,088 $109,564,032 $159,058,328
                          =========  ========  ==========  ========  =========== ============ ============





See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   THREE MONTHS ENDED
                                               --------------------------
                                               DECEMBER 24,  DECEMBER 25,
                                                   1994          1993
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  3,837,788  $  7,179,989

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense          6,149,306     5,443,092
   Recognition of advance payment on purchases
    contract                                       (302,100)     (295,075)
   Amortization of deferred gains                         -        (4,243)
   Losses (gains) on disposals of property and
    equipment                                        85,170        (8,520)
   Deferred income taxes                           (300,000)     (700,000)
   Cumulative effect of change in accounting
    principle for income taxes                            -    (3,334,860)
   Increase in receivables                       (1,306,012)     (117,378)
   (Increase) decrease in inventory              (3,390,262)    1,394,999
   Decrease in other assets                          67,022       337,929
   Increase (decrease) in accounts payable
    and accrued expenses                          2,880,019    (1,460,407)
                                               ------------  ------------

 Net Cash Provided by Operating Activities        7,720,931     8,435,526
                                               ------------  -------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                          24,652        17,650
 Capital expenditures                           (33,663,909)  (11,026,604)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (33,639,257)  (11,008,954)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        50,947,760    12,000,000
 Principal payments of long-term debt            (3,566,141)   (5,273,751)
 Payments on short-term borrowings, net         (15,000,000)            -
 Dividends paid                                  (2,751,806)   (4,125,577)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       29,629,813     2,600,672
                                               ------------  ------------

 Net Increase in Cash                             3,711,487        27,244
 Cash at Beginning of Period                     18,471,011    17,720,151
                                               ------------  ------------

 Cash at End of Period                         $ 22,182,498  $ 17,747,395
                                               ============  ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               December 24, 1994

A.  BASIS OF PREPARATION
     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 24, 1994 and September 24, 1994, and the results of operations, changes in stockholders' equity and cash flows for the three months ended December 24, 1994 and December 25, 1993. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1994.

     The results of operations for the three month period ended December 24, 1994 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain amounts for the three month period ended December 25, 1993 have been reclassified for comparative purposes.

     The fiscal year ending September 30, 1995 will contain 53 weeks. The Company's quarters normally end on the last Saturday in the month. For comparison purposes, the first quarter of fiscal 1995 ended on December 24, 1994 instead of December 31, 1994. The first three quarters of the fiscal year ending September 30, 1995 will contain thirteen weeks each, while the fourth quarter will consist of fourteen weeks.

B.  EARNINGS PER COMMON SHARE
     Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,354,685 and 18,309,901 for the three months ended December 24, 1994 and December 25, 1993, respectively).

     Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,729,370 and 21,784,949 for the three months ended December 24, 1994 and December 25, 1993, respectively.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Receivables are presented net of an allowance for doubtful accounts of $95,929 and $95,953 at December 24, 1994 and September 24, 1994,
     respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

                                      December 24,      September 24,
                                          1994              1994
                                      ------------      -------------
 Accounts payable-trade               $ 65,777,948      $  62,135,297
 Property, payroll, and
  other taxes payable                    7,198,780          7,189,278
 Salaries, wages and
  bonuses payable                        4,831,565          6,825,605
 Other                                  11,331,305         10,109,399
                                      ------------      -------------
                                      $ 89,139,598      $  86,259,579
                                      ============      =============

E.  LONG-TERM DEBT
     During the three months ended December 24, 1994, the Company obtained $50,947,760 in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details are as follows:

           Equipment:
            Interest rate at the average weekly
             yield of one month commercial paper
             plus 1.9%, maturing 1999                          $11,753,217

           Other:
            Interest rate at 7.95%, maturing 1999               10,000,000
            Interest rate at 8.90%, secured by
             stock of subsidiary, Milkco, Inc.,
             maturing 2001                                      20,000,000
            Interest at certain LIBOR rates plus
             a specified margin, maturing 1996                   8,500,000
            Other                                                  694,543
                                                               -----------
                                                               $50,947,760
                                                               ===========

F.  DIVIDENDS
     The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 7, 1994 to stockholders of record on September 27, 1994.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
     Cash paid for interest and taxes is as follows:

                                            THREE MONTHS ENDED
                                      -------------------------------
                                      December 24,       December 25,
                                          1994               1993
                                      ------------       ------------
 Interest (net of
  amount capitalized)                 $  6,002,607       $  5,159,938
 Income taxes                              789,600            982,250

H.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
     Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting of Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the three months ended December 25, 1993 by $3,334,860 or $.18 per common share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                 THREE MONTHS ENDED DECEMBER 24, 1994 COMPARED
                 WITH THE THREE MONTHS ENDED DECEMBER 25, 1993

NET SALES

Net sales for the three month period ended December 24, 1994 increased $32.3 million to $330.2 million, up 10.9% over sales of $297.9 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) were 7.5%. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted from increased sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company continued to pursue an aggressive merchandising and pricing strategy to boost sales in its perishable departments, conducted an effective advertising campaign and increased variety in its grocery department. Sales also benefited from the Company's on-going store expansion, remodel and/or replacement program.

The first quarter of fiscal 1995 was the eleventh quarter in a row the Company has reported an increase in net sales over the prior comparable quarter (on average $20.5 million per quarter). During the quarter, five (5) new stores were opened (four (4) new 42,000 square foot stores and a Best Food) and two
(2) older stores were replaced - one with a new 52,000 square foot prototype store. At December 24, 1994, the Company operated 180 supermarkets in six (6) states: North Carolina (57), South Carolina (28), Georgia (70), Tennessee
(21), Virginia (3) and Alabama (1).

GROSS PROFIT

Gross profit for the three month period in fiscal 1995 increased 12.6% to $73.6 million, or 22.3% of sales, compared to $65.4 million, or 21.9% of sales, last year. Grocery gross profit, as a percentage of sales, increased principally due to an aggressive purchasing program. Meat, produce, frozen food and deli/bakery gross profit, as a percentage of sales, improved due to better merchandising, aggressive pricing and an effective advertising campaign.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.3% this year compared to 19.2% last year. Increases in the cost of labor, warehouse and transportation expense and repairs and maintenance, as a percentage of sales, were partially offset by a decrease, as a percentage of sales, in rent and insurance expense.

RENTAL INCOME, NET

Rental income, net decreased from $1.8 million last year to $1.3 million this year. Fiscal 1994 included gains of $.6 million in connection with the early termination by tenants of two (2) leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

Income from operations increased 10.1% to $11.1 million, or 3.4% of sales, compared to $10.1 million, or 3.4% of sales, last year. The increase in operating income was due to the related increases in sales and gross profit.

OTHER INCOME, NET

Other income, net decreased $.3 million. The decrease is principally due to a decrease in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $11.1 million, or 3.4% of sales, this year compared with $10.4 million, or 3.5% of sales, last year.

INTEREST EXPENSE

Interest expense increased from $4.3 million last year to $5.1 million this year due to an increase in debt to fund the Company's aggressive expansion, remodel and/or replacement program and an increase in interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $6.0 million, or 1.8% of sales, this year compared to $6.1 million, or 2.1% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 36.4% this year compared with 37.4% last year.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the three month period ended December 24, 1994 was $3.8 million compared to $3.8 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle was $.21 in both fiscal 1995 and fiscal 1994.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the three months ended December 25, 1993 by $3.3 million, or $.18 per common share.


LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the three month period ended December 24, 1994 totalled $7.7 million. For the period, net income was $3.8 million and depreciation and amortization expense was $6.1 million.

Accounts payable and accrued expenses increased $2.9 million, inventory increased $3.4 million and accounts receivable increased $1.3 million.

The increase in accounts payable and accrued expenses was primarily due to an increase in accounts payable-trade ($3.6 million), an increase in income taxes payable ($1.7 million), a decrease in salaries and wages payable ($2.0 million) and a decrease in interest payable ($.9 million). The increase in accounts payable-trade was primarily due to a build-up of inventory during the Christmas holiday season. Estimated income tax payments for the first quarter of fiscal 1995 were made in January. Salaries and wages payable decreased as a result of the payment of fiscal 1994 annual bonuses in the month of December. Semi-annual interest due on the Company's Convertible Subordinated Debentures was paid in the month of October 1994.

INVESTING ACTIVITIES

Net cash used by investing activities - namely expenditures for capital assets - during the 1995 three month period was $33.7 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation and modernization of existing stores and the installation of electronic scanning systems in seven stores. Expenditures were also incurred for new stores and remodels expected to become operational in fiscal 1996.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $29.6 million. Proceeds from the issuance of long-term debt were $50.9 million. The Company obtained six loans during the quarter: two from an insurance company in the principal amounts of $3.8 million and $7.9 million on September 30, 1994 and December 22, 1994, respectively; one from a bank in the principal amount of $20.0 million on October 12, 1994; one from a bank in the principal amount of $10.0 million on October 17, 1994; a loan of $8.5 million under a long-term bank line of credit and a loan in the amount of $.7 million assumed by the Company in connection with the purchase of certain real property. The proceeds of the loans were used to reduce short-term borrowings under existing bank lines of credit, to finance capital expenditures and for general corporate purposes. Payments on short-term borrowings, net were $15.0 million. Principal payments of long-term debt were $3.6 million. The Company paid cash dividends of $2.7 million.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At December 24, 1994, total assets were $542.5 million and stockholders' equity was $159.1 million compared with $506.6 million and $158.0 million, respectively, at year-end, September 24, 1994.

CAPITAL REQUIREMENTS

The Company resumed its store expansion, remodel and/or replacement program in fiscal 1994 and is continuing this program in fiscal 1995. The Company currently has two new stores under construction and sixteen stores which are in the process of being expanded, remodeled and/or replaced. During the balance of fiscal 1995, we expect to open the two new stores under construction and complete all sixteen of the stores currently in the process of being expanded, remodeled and/or replaced.

Construction is currently underway to add a 310,000 square foot addition to the Company's existing warehouse facility which will accommodate an expanded inventory of perishable goods (200,000 square feet) and increase dry grocery storage space (110,000 square feet). The projected completion date is September 1995. The total cost of the site work and building construction is expected to be approximately $12 million.

Additional capital expenditures will be made during the second, third and fourth quarters of fiscal 1995 to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores
(3) purchase additional equipment required in connection with the expansion of the existing warehouse facility and (4) secure sites for future store expansion.

Fiscal 1995 capital expenditures, in the aggregate, are expected to be approximately $60 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1996.

FINANCIAL RESOURCES

At December 24, 1994, the Company had lines of credit with six banks totalling $95 million; of this amount $51.5 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options of no more than prime rate, LIBOR plus a specified margin or such lower pricing as the bank may elect to bid from time to time. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $220 million which is available to collateralize additional debt.

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



Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report. The exhibit number refer to Item 601 of Regulation S-K.

          Exhibit 10.4 - Bonus Agreement between the Company and Landy B. Laney dated December 23, 1994.

          (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-Q PURSUANT TO ITEM 6(a) OF FORM 10-Q.)

          Exhibit 11 - Computation of Earnings Per Common Share.

          Exhibit 27 - Financial Data Schedule (for SEC filing purposes only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 24, 1994.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  February 6, 1995                       /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 6, 1995                       /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer

                              INDEX TO EXHIBITS
                              -----------------

Exhibit
Number         Description
- -------        -----------
  10.4         Bonus Agreement between the Company and Landy B. Laney dated
               December 23, 1994 (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR
               ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT
               ON FORM 10-Q PURSUANT TO ITEM 6(a) OF FORM 10-Q.)

  11           Computation of Earnings Per Common Share

  27           Financial Data Schedule (for SEC filing purposes only)