Form 10-Q
period 1995-03-25
INGLES MARKETS INC
filed 1995-05-08
CIK 50493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D.C. 20549

                                  FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 1995
                               --------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .
                               -----------------    -----------------
Commission File Number 0-14706

                         INGLES MARKETS, INCORPORATED
            (Exact name of registrant as specified in its charter)

North Carolina                                               56-0846267
- -------------------------------                              ---------------------------
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification Number)

P.O. Box 6676, Asheville, NC                                 28816
- -------------------------------                              ---------------------------
(Address of principal executive                              (Zip Code)
offices)

Registrant's telephone number,
  including area code:                                       (704) 669-2941
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
                                              ----     ----

As of May 1, 1995, the registrant had 4,474,241 shares of Class A Common Stock, $.05 par value per share, and 13,429,909 shares of Class B Common Stock, $.05 par value per share, outstanding.

                         INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   March 25, 1995 and
                   September 24, 1994                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   March 25, 1995 and
                   March 26, 1994                                    5

                   Six Months Ended
                   March 25, 1995 and
                   March 26, 1994                                    6


            Consolidated Statements of Changes in
            Stockholders' Equity
                   Six Months Ended
                   March 25, 1995 and
                   March 26, 1994                                    7

            Consolidated Statements of Cash Flows -
                   Six Months Ended
                   March 25, 1995 and
                   March 26, 1994                                    8

            Notes to Unaudited Interim Financial Statements          9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             12

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               18

     Item 6.  Exhibits and Reports on Form 8-K                      18

Signatures                                                          19

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   March 25, 1995 and
                   March 26, 1994                                   20

                   Six Months Ended
                   March 25, 1995 and
                   March 26, 1994                                   21

     27   Financial Data Schedule (for SEC use only)


Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                 MARCH 25,   SEPTEMBER 24,
                                                   1995          1994
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  20,228,276  $  18,471,011
       Receivables                               17,397,233     16,663,805
       Inventories                              110,091,729    103,937,450
       Other                                      3,176,228      2,428,014
                                              -------------  -------------

             TOTAL CURRENT ASSETS               150,893,466    141,500,280

 PROPERTY AND EQUIPMENT - Net                   407,827,920    359,670,105
 ----------------------

 OTHER ASSETS                                     5,207,565      5,422,702
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 563,928,951  $ 506,593,087
                                              =============  =============





 NOTE: The balance sheet at September 24, 1994 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 MARCH 25,   SEPTEMBER 24,
                                                   1995          1994
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------

 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 49,258,101   $ 29,678,057

    Accounts payable and accrued
      expenses                                   79,916,618     86,259,579
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   129,174,719    115,937,636

 DEFERRED INCOME TAXES                           18,826,161     18,626,161
 ---------------------

 LONG-TERM LIABILITIES                          257,434,610    214,056,944
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              405,435,490    348,620,741
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,432,167
      shares issued and outstanding
      March 25, 1995; 4,412,167 shares
      issued and outstanding
      September 24, 1994                            221,609        220,609
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,471,983
      shares issued and outstanding
      March 25, 1995; 13,491,983 shares
      issued and outstanding
      September 24, 1994                            673,599        674,599
     Paid-in capital in excess of
      par value                                  48,599,088     48,599,088
     Retained earnings                          108,999,165    108,478,050
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  158,493,461    157,972,346
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $563,928,951   $506,593,087
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                  MARCH 25,    MARCH 26,
                                                    1995         1994
                                                ------------ ------------

 NET SALES                                      $327,949,528 $301,531,946
 COST OF GOODS SOLD                              253,427,793  233,555,226
                                                ------------ ------------
 GROSS PROFIT                                     74,521,735   67,976,720
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       66,426,402   58,793,328
 RENTAL INCOME, NET                                1,026,457    1,159,764
                                                ------------ ------------
 INCOME FROM OPERATIONS                            9,121,790   10,343,156
 OTHER INCOME, NET                                    91,747       37,732
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                                9,213,537   10,380,888
 INTEREST EXPENSE                                  5,926,406    4,321,472
                                                ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    3,287,131    6,059,416
                                                ------------ ------------
 INCOME TAXES:
   Current                                         1,400,000    1,000,000
   Deferred                                         (300,000)   1,200,000
                                                ------------ ------------
                                                   1,100,000    2,200,000
                                                ------------ ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE               2,187,131    3,859,416

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                   -            -
                                                ------------ ------------


 NET INCOME                                     $  2,187,131 $  3,859,416
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle         $        .12 $        .21
    Cumulative effect of change in
      accounting principle for income taxes                -            -
                                                ------------ ------------
    Primary earnings per common share           $        .12 $        .21
                                                ============ ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle            $        .12 $        .20
    Cumulative effect of change in
      accounting principle for income taxes                -            -
                                                ------------ ------------
    Fully diluted earnings per common share     $        .12 $        .20
                                                ============ ============
  Cash dividends per common share:
    Class A                                     $       .165 $          -
                                                ------------ ------------
    Class B                                     $       .150 $          -
                                                ------------ ------------

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    SIX MONTHS ENDED
                                               -------------------------
                                                 MARCH 25,    MARCH 26,
                                                   1995         1994
                                               ------------ ------------
NET SALES                                      $658,155,896 $599,406,544
COST OF GOODS SOLD                              510,049,936  466,052,762
                                               ------------ ------------
GROSS PROFIT                                    148,105,960  133,353,782
OPERATING AND ADMINISTRATIVE
  EXPENSES                                      130,186,310  115,903,638
RENTAL INCOME, NET                                2,321,401    2,995,103
                                               ------------ ------------
INCOME FROM OPERATIONS                           20,241,051   20,445,247
OTHER INCOME, NET                                   123,466      376,970
                                               ------------ ------------
INCOME BEFORE INTEREST
  AND INCOME TAXES                               20,364,517   20,822,217
INTEREST EXPENSE                                 11,039,598    8,617,672
                                               ------------ ------------
INCOME BEFORE
  INCOME TAXES                                    9,324,919   12,204,545
                                               ------------ ------------
INCOME TAXES:
  Current                                         3,900,000    4,000,000
  Deferred                                         (600,000)     500,000
                                               ------------ ------------
                                                  3,300,000    4,500,000
                                               ------------ ------------
INCOME BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE               6,024,919    7,704,545

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE FOR INCOME TAXES                   -    3,334,860
                                               ------------ ------------

NET INCOME                                     $  6,024,919 $ 11,039,405
                                               ============ ============

PER-SHARE AMOUNTS:
 Earnings per common share:
   Primary earnings per common
     share before cumulative effect
     of change in accounting principle         $        .33 $        .42
   Cumulative effect of change in
     accounting principle for income taxes                -          .18
                                               ------------ ------------
   Primary earnings per common share           $        .33 $        .60
                                               ============ ============

   Fully diluted earnings per common
     share before cumulative effect of
     change in accounting principle            $        .33 $        .40
   Cumulative effect of change in
     accounting principle for income taxes                -          .16
                                               ------------ ------------
   Fully diluted earnings per common share     $        .33 $        .56
                                               ============ ============
 Cash dividends per common share:
   Class A                                     $        .33 $      .2475
                                               ------------ ------------
   Class B                                     $        .30 $      .2250
                                               ------------ ------------

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________


                                                                       PAID-IN
                                 CLASS A             CLASS B          CAPITAL IN
                           ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF    RETAINED
                            SHARES    AMOUNT     SHARES     AMOUNT    PAR VALUE    EARNINGS      TOTAL
                          ---------  --------  ---------  ---------  ----------- ------------ -----------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -   11,039,405   11,039,405
CASH DIVIDENDS . . .              -         -           -         -            -   (4,125,577)  (4,125,577)
COMMON STOCK
 CONVERSIONS . . . .         84,152     4,207     (84,152)   (4,207)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 26, 1994. . .      4,395,007  $219,750  13,508,693  $675,435  $48,594,115 $105,113,657 $154,602,957
                          =========  ========  ==========  ========  =========== ============ ============

BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -    6,024,919    6,024,919
CASH DIVIDENDS . . .              -         -           -         -            -   (5,503,804)  (5,503,804)
COMMON STOCK
 CONVERSIONS . . . .         20,000     1,000     (20,000)   (1,000)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 25, 1995. . .      4,432,167  $221,609  13,471,983  $673,599  $48,599,088 $108,999,165 $158,493,461
                          =========  ========  ==========  ========  =========== ============ ============




See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                 MARCH 25,     MARCH 26,
                                                   1995          1994
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  6,024,919  $ 11,039,405

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         12,713,323    11,028,693
   Recognition of advance payment on purchases
    contract                                       (540,606)     (456,325)
   Amortization of deferred gains                         -        (8,487)
   Losses (gains) on disposals of property and
    equipment                                        64,826        (8,799)
   Deferred income taxes                           (600,000)      500,000
   Cumulative effect of change in accounting
    principle for income taxes                            -    (3,334,860)
   Increase in receivables                         (676,260)     (547,800)
   (Increase) decrease in inventory              (6,154,279)    2,229,812
   Decrease (increase) in other assets               95,520    (1,443,757)
   Decrease in accounts payable
    and accrued expenses                         (6,342,961)   (9,665,382)
                                               ------------  ------------

 Net Cash Provided by Operating Activities        4,584,482     9,332,500
                                               ------------  ------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                          55,204        18,150
 Capital expenditures                           (60,876,933)  (24,856,944)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (60,821,729)  (24,838,794)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        63,650,820    25,204,876
 Principal payments of long-term debt           (12,652,504)   (4,790,070)
 Proceeds from short-term borrowings, net        12,500,000             -
 Dividends paid                                  (5,503,804)   (4,125,577)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       57,994,512    16,289,229
                                               ------------  ------------

 Net Increase in Cash                             1,757,265       782,935
 Cash at Beginning of Period                     18,471,011    17,720,151
                                               ------------  ------------

 Cash at End of Period                         $ 20,228,276  $ 18,503,086
                                               ============  ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 March 25, 1995

A.  BASIS OF PREPARATION
     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 25, 1995 and September 24, 1994, and the results of operations, changes in stockholders' equity and cash flows for the three months and six months ended March 25, 1995 and March 26, 1994. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1994.

     The results of operations for the three month and six month periods ended March 25, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain amounts for the three month and six month periods ended March 26, 1994 have been reclassified for comparative purposes.

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

B.  EARNINGS PER COMMON SHARE
     Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,289,829 and 18,321,171 for the three month and six month periods ended March 25, 1995, respectively and 18,421,580 and 18,358,174 for the three month and six month periods ended March 26, 1994, respectively).

     Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,695,856 for the six months ended March 25, 1995 and 21,796,715 and 21,733,309 for the three months and six months ended March 26, 1994, respectively. The effect for the three month period ended March 25, 1995 of the conversion of the Convertible Subordinated Debentures was anti-dilutive and therefore the conversion was not assumed in the fully diluted calculation for this period.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Receivables are presented net of an allowance for doubtful accounts of $125,706 and $95,953 at March 25, 1995 and September 24, 1994,
     respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

                                        March 25,       September 24,
                                          1995              1994
                                      ------------      -------------
 Accounts payable-trade               $ 57,946,832      $  62,135,297
 Property, payroll, and
  other taxes payable                    6,612,393          7,189,278
 Salaries, wages and
  bonuses payable                        5,018,180          6,825,605
 Other                                  10,339,213         10,109,399
                                      ------------      -------------
                                      $ 79,916,618      $  86,259,579
                                      ============      =============


E.  LONG-TERM DEBT
     During the six months ended March 25, 1995, the Company obtained $63,650,820 in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details are as follows:

           Equipment:
            Interest rate at the average weekly
             yield of one month commercial paper
             plus 1.9%, maturing 1999                          $14,456,277

           Other:
            Interest rate at 7.95%, maturing 1999               10,000,000
            Interest rate at 8.90%, secured by
             stock of subsidiary, Milkco, Inc.,
             maturing 2001                                      20,000,000
            Interest at certain LIBOR rates plus
             a specified margin, maturing 1996                   8,500,000
            Interest rate at 7.75%, maturing 1996               10,000,000
            Other                                                  694,543
                                                               -----------
                                                               $63,650,820
                                                               ===========

     On March 31, 1995, the Company obtained a $32,000,000 long-term loan from a credit corporation at an interest rate of 8.85%. The proceeds from this loan were used to reduce short-term borrowings outstanding at March 25, 1995. Short-term borrowings have been reclassified to long-term liabilities at March 25, 1995 pursuant to this refinancing.

F.  DIVIDENDS
     The Company paid cash dividends of $.165 for each share of Class A
     Common Stock and $.15 for each share of Class B Common Stock on January 9, 1995 and October 7, 1994 to stockholders of record on December 30, 1994 and September 27, 1994, respectively.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
     Cash paid for interest and taxes is as follows:

                                              SIX MONTHS ENDED
                                      -------------------------------
                                        March 25,          March 26,
                                          1995               1994
                                      ------------       ------------
 Interest (net of
  amount capitalized)                 $ 10,703,817       $  8,650,653
 Income taxes                            5,029,100          5,276,500

H.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
     Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the six months ended March 26, 1994 by $3,334,860 or $.18 per common share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

The Company reports good sales growth but lower earnings in comparison with last year's strong second quarter and year-to-date results. This year's second quarter, in particular, was impacted by the Company's investment in building its store base for long-term growth. In the past six (6) months, the Company has pursued a very aggressive new store opening, expansion, remodel and/or replacement program. During this period, the Company opened six (6) new stores and replaced eight (8) older stores. As a consequence, weighted average sales per store increased from $6.9 million for the fiscal year ended September 24, 1994 to $7.1 million (on an annualized basis) for the six month period ended March 25, 1995; total square feet of store space increased from approximately 5.6 million to 6.0 million; average total square footage per store increased from 31,859 to 32,984 and average square feet of selling space per store (estimated to be 70% of total store square footage) increased from 22,301 to 23,089. New and replacement stores opened by the Company in the last six (6) months have averaged approximately 44,000 square feet. Stores expected to be opened, expanded, remodeled and/or replaced during the balance of fiscal 1995 will range in size from 42,000 to 52,000 square feet.

It is the Company's aim to make Ingles among the most modern supermarket chains in the industry. The Company believes that as a result of the aggressive new store opening, expansion, remodel and/or replacement program, it is ensuring the continuing success of the Company which will improve monetary returns and build stockholder value over the long-term. The Company is excited about this program and its future.



                   THREE MONTHS ENDED MARCH 25, 1995 COMPARED
                   WITH THE THREE MONTHS ENDED MARCH 26, 1994

NET SALES

The second quarter of fiscal 1995 was the twelfth quarter in a row the Company has reported an increase in net sales over the prior comparable quarter (on average $21.0 million per quarter).

For the three month period ended March 25, 1995, net sales increased $26.4 million to $327.9 million, up 8.8% over sales of $301.5 million last year. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance substantially resulted from increased sales in the perishable departments. Second quarter sales were bolstered by new store openings and increased volume in stores that were expanded, remodeled and/or replaced. In addition, the Company continued its lower price strategy on dry grocery goods, commenced during the third quarter of fiscal 1992, and also continued to pursue an aggressive merchandising and pricing strategy to boost sales in its perishable departments.

GROSS PROFIT

Gross profit for the 1995 three month period increased 9.6% to $74.5 million, or 22.7% of sales, compared to $68.0 million, or 22.5% of sales, last year. Grocery, meat, produce and deli/bakery gross profit, as a percentage of sales, were down slightly from the prior year due to reduced pricing. Frozen food gross profit, as a percentage of sales, improved due to better merchandising and an aggressive purchasing program. The Company's wholly owned subsidiary, Milkco, Inc., expanded and increased its food service business, which generated higher profit margins, and improved efficiency in its plant operations.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 20.3% this year compared to 19.5% last year. The percentage increase is principally due to increases in the cost of labor at store level, increased depreciation and amortization expense resulting from the Company's aggressive new store opening, expansion, remodel and/or replacement program, higher advertising and promotional expenditures and an increase in warehouse and transportation expense primarily due to higher labor cost.

RENTAL INCOME, NET

Rental income, net decreased from $1.2 million last year to $1.0 million this year due to slightly lower gross rental income and higher shopping center expenses.

INCOME FROM OPERATIONS

Income from operations was $9.1 million, or 2.8% of sales, this year compared with $10.3 million, or 3.4% of sales, last year. The decrease was primarily due to higher operating and administrative expenses (as a percentage of sales).

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $9.2 million, or 2.8% of sales, in fiscal 1995, compared with $10.4 million, or 3.4% of sales, the prior year.

INTEREST EXPENSE

Interest expense increased from $4.3 million last year to $5.9 million this year. The higher interest expense in fiscal 1995 is the result of an increase in overall debt levels to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program and an increase in interest rates.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 33.5% this year compared with 36.3% last year due to lower state income tax and increased targeted jobs tax credits.

NET INCOME

Net income for the three month period ended March 25, 1995 was $2.2 million compared to $3.9 million last year. Primary earnings per common share declined from $.21 last year to $.12 this year.

                    SIX MONTHS ENDED MARCH 25, 1995 COMPARED
                    WITH THE SIX MONTHS ENDED MARCH 26, 1994

NET SALES

Net sales for the six month period ended March 25, 1995 increased $58.7 million to $658.2 million, up 9.8% over sales of $599.4 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous year) were 6.0% despite the continuing lack of food price inflation. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company continued to pursue an aggressive merchandising and pricing strategy to boost sales in its perishable departments. Sales also benefited from the Company's new store opening, expansion, remodel and/or replacement program.

GROSS PROFIT

Gross profit for the 1995 six month period increased 11.1% to $148.1 million, or 22.5% of sales, compared to $133.4 million, or 22.2% of sales, last year. Grocery gross profit, as a percentage of sales, increased principally due to an aggressive purchasing program. Meat and frozen food gross profit, as a percentage of sales, improved due to better merchandising and aggressive pricing.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.8% this year compared to 19.3% last year. Increases in the cost of labor, depreciation/amortization, warehouse and transportation expense and repairs and maintenance, as a percentage of sales, were partially offset by a decrease, as a percentage of sales, in rent expense.

RENTAL INCOME, NET

Rental income, net decreased from $3.0 million last year to $2.3 million this year. Fiscal 1994 included gains of $.6 million in connection with the early termination by tenants of two (2) leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

Income from operations for the six month period ended March 25, 1995 was $20.2 million, or 3.1% of sales, compared with $20.4 million, or 3.4% of sales, the prior year. The decrease was due to higher operating and administrative expenses (as a percentage of sales) and the decrease in rental income, net.

OTHER INCOME, NET

Other income, net decreased $.3 million. The decrease is principally due to a decrease in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $20.4 million, or 3.1% of sales, this year compared with $20.8 million, or 3.5% of sales, last year.

INTEREST EXPENSE

Interest expense increased from $8.6 million last year to $11.0 million this year due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program and an increase in interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $9.3 million, or 1.4% of sales, this year compared to $12.2 million, or 2.0% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 35.4% this year compared to 36.9%,last year.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the six month period ended March 25, 1995 was $6.0 million compared to $7.7 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle was $.33 this year compared to $.42 last year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the six months ended March 26, 1994 by $3.3 million, or $.18 per common share.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the six month period ended March 25, 1995 amounted to $4.6 million. Net income for the period was $6.0 million and depreciation and amortization expense was $12.7 million. Accounts payable and accrued expenses decreased $6.3 million and inventory increased $6.2 million.

The decrease in accounts payable and accrued expenses was primarily due to a decrease in accounts payable-trade ($4.2 million), and a decrease in salaries and wages payable ($1.8 million). The increase in inventory occurred at both store and warehouse levels and is the result of six (6) new store openings, eight (8) store expansions, remodels and/or replacements, increased variety and the Company's desire to maintain inventory levels to support increased sales volume.

INVESTING ACTIVITIES

Net cash used by investing activities - namely expenditures for capital assets - during the 1995 six month period was $60.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 14 stores. Expenditures were also incurred for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1996.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $58.0 million. Proceeds from the issuance of long-term debt were $63.6 million. The Company obtained eight loans during the six month period ended March 25, 1995: three from an insurance company in the principal amounts of $3.8 million, $7.9 million and $2.7 million on September 30, 1994, December 22, 1994 and March 24, 1995, respectively; one from a bank in the principal amount of $20.0 million on October 12, 1994; one from a bank in the principal amount of $10.0 million on October 17, 1994; one from a bank in the principal amount of $10.0 million on February 10, 1995; a loan of $8.5 million under a long-term bank line of credit and a loan in the amount of $.7 million assumed by the Company in connection with the purchase of certain real property. The proceeds of the loans were used to reduce short-term borrowings outstanding under existing bank lines of credit, to finance capital expenditures and for general corporate purposes. Principal payments of long-term debt were $12.6 million. Proceeds from short-term borrowings, net were $12.5 million. The Company paid cash dividends of $5.5 million.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At March 25, 1995, total assets were $563.9 million compared with $506.6 million at year-end, September 24, 1994.

CAPITAL REQUIREMENTS

The Company resumed its new store opening, expansion, remodel and/or replacement program in fiscal 1994 and is continuing this program in fiscal 1995. During the six month period ended March 25, 1995, six new stores were opened and eight older stores were expanded, remodeled and/or replaced. Capital expenditures aggregated $60.9 million. At March 25, 1995, the Company operated 181 supermarkets in six states: North Carolina (57), South Carolina
(28), Georgia (71), Tennessee (21), Virginia (3) and Alabama (1).

During the balance of fiscal 1995, the Company expects to open one new store which is currently under construction, replace seven older stores and enlarge four stores.

Construction is currently underway to add a 310,000 square foot addition to the Company's existing warehouse facility which will accommodate an expanded inventory of perishable goods (200,000 square feet) and increase dry grocery storage space (110,000 square feet). The projected completion date is October or November 1995. The total cost of the site work and building construction is expected to be approximately $12 million.

Additional capital expenditures will be made during the third and fourth quarters of fiscal 1995 to: (1) upgrade and replace existing store equipment,
(2) install electronic scanning systems in new and existing stores (3) purchase additional equipment required in connection with the expansion of the existing warehouse facility and (4) secure sites for future store expansion.

Fiscal 1995 capital expenditures, in the aggregate, are expected to be approximately $80 - $90 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1996. The Company's new store opening, expansion, remodel and/or replacement program will be closely scrutinized during the fourth quarter of fiscal 1995 and a determination made relative to plans for fiscal 1996.

FINANCIAL RESOURCES

At March 25, 1995, the Company had lines of credit with six banks totalling $100 million; of this amount $14 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options of no more than prime rate, LIBOR plus a specified margin or such lower pricing as the bank may elect to bid from time to time. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $240 million which is available to collateralize additional debt.

On March 31, 1995, the Company obtained a $32 million loan from a credit corporation at an interest rate of 8.85% and a term of sixty (60) months. The proceeds of the loan were used to reduce short-term borrowings under existing bank lines of credit outstanding at March 25, 1995.

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



Part II.  Other Information.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Ingles Markets, Incorporated
         was held Tuesday, February 21, 1995.  The only matter submitted to a vote of the stockholders at this meeting was the election of directors.  John O. Pollard and J. Alton Wingate were elected at the Annual Meeting by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 3,653,298 votes for, 234,053 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr.
         Wingate: 3,650,998 votes for, 236,353 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Landy B. Laney, Anthony S. Federico, Jack R. Ferguson, Vaughn C. Fisher and Ralph H. Gardner were elected by the holders of Class B Common Stock by the following vote:
         (a) Mr. Ingle: 13,087,523 votes for, 1,128 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Laney: 13,087,523 votes for, 1,128 votes withheld, 0 abstentions and 0 broker nonvotes and (c) Mr. Federico: 13,086,773 votes for, 1,878 votes withheld, 0 abstentions and 0 broker nonvotes and (d) Mr. Ferguson: 13,087,523 votes for, 1,128 votes withheld, 0 abstentions and 0 broker nonvotes and (e) Mr. Fisher: 13,087,523 votes for, 1,128 votes withheld, 0 abstentions and 0 broker nonvotes and (f) Mr. Gardner: 13,087,423 votes for, 1,228 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 11 - Computation of Earnings Per Common Share.

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 25, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  May 8, 1995                            /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 8, 1995                            /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer