Form 10-Q
period 1995-06-24
INGLES MARKETS INC
filed 1995-08-07
CIK 50493

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON D. C. 20549

                                  FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 1995
                              ------------------

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to                   .
                               -----------------    -----------------

Commission File Number 0-14706

                         INGLES MARKETS, INCORPORATED
            (Exact name of registrant as specified in its charter)


North Carolina                                     56-0846267
--------------------------------                   ---------------------------
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification Number)

P.O. Box 6676, Asheville, NC                       28816
--------------------------------                   ---------------------------
(Address of principal executive                    (Zip Code)
offices)

Registrant's telephone number,
  including area code:                             (704) 669-2941
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

As of August 1, 1995 the registrant had 4,525,066 shares of Class A Common Stock, $.05 par value per share, and 13,379,084 shares of Class B Common Stock, $.05 par value per share, outstanding.

                         INGLES MARKETS, INCORPORATED
                                    INDEX

                                                             Page No.
                                                             --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   June 24, 1995 and
                   September 24, 1994                           3

            Consolidated  Statements of Income -
                   Three Months Ended
                   June 24, 1995 and
                   June 25, 1994                                5

                   Nine Months Ended
                   June 24, 1995 and
                   June 25, 1994                                6

            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Nine Months Ended
                   June 24, 1995 and
                   June 25, 1994                                7

            Consolidated Statements of Cash Flows -
                   Nine Months Ended
                   June 24, 1995 and
                   June 25, 1994                                8

            Notes to Unaudited Interim Financial Statements     9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                        12

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                 19

Signatures                                                     20

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   June 24, 1995 and
                   June 25, 1994                               21

                   Nine Months Ended
                   June 24, 1995 and
                   June 25, 1994                               22

Part I.  Financial Information
Item 1.  Financial Statements

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                 JUNE 24,     SEPTEMBER 24,
                                                   1995           1994
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  21,052,372  $  18,471,011
       Receivables                               15,441,686     16,663,805
       Inventories                              109,473,682    103,937,450
       Other                                      1,704,572      2,428,014
                                              -------------  -------------

             TOTAL CURRENT ASSETS               147,672,312    141,500,280

 PROPERTY AND EQUIPMENT - Net                   430,223,564    359,670,105
 ----------------------

 OTHER ASSETS                                     5,171,934      5,422,702
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 583,067,810  $ 506,593,087
                                              =============  =============





 NOTE: The balance sheet at September 24, 1994 has been derived from the audited financial statements at that date.



 See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JUNE 24,    SEPTEMBER 24,
                                                   1995          1994
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 47,154,674   $ 29,678,057

    Accounts payable and accrued
      expenses                                   92,037,009     86,259,579
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   139,191,683    115,937,636

 DEFERRED INCOME TAXES                           19,426,161     18,626,161
 ---------------------

 LONG-TERM LIABILITIES                          264,165,208    214,056,944
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              422,783,052    348,620,741
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,475,066
      shares issued and outstanding
      June 24, 1995; 4,412,167 shares
      issued and outstanding
      September 24, 1994                            223,754        220,609
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,429,084
      shares issued and outstanding
      June 24, 1995; 13,491,983 shares
      issued and outstanding
      September 24, 1994                            671,454        674,599
     Paid-in capital in excess of
      par value                                  48,599,088     48,599,088
     Retained earnings                          110,790,462    108,478,050
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  160,284,758    157,972,346
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $583,067,810   $506,593,087
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

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                -------------------------
                                                  JUNE 24,     JUNE 25,
                                                    1995         1994
                                                ------------ ------------
 NET SALES                                      $347,778,761 $313,861,847
 COST OF GOODS SOLD                              268,442,625  244,218,094
                                                ------------ ------------
 GROSS PROFIT                                     79,336,136   69,643,753
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       68,039,823   61,412,983
 RENTAL INCOME, NET                                1,189,904    2,150,472
                                                ------------ ------------
 INCOME FROM OPERATIONS                           12,486,217   10,381,242
 OTHER INCOME, NET                                 1,033,680    1,164,988
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               13,519,897   11,546,230
 INTEREST EXPENSE                                  6,476,465    4,383,920
                                                ------------ ------------
 INCOME BEFORE
   INCOME TAXES                                    7,043,432    7,162,310
                                                ------------ ------------
 INCOME TAXES:
   Current                                           400,000    3,300,000
   Deferred                                        2,100,000     (700,000)
                                                ------------ ------------
                                                   2,500,000    2,600,000
                                                ------------ ------------

 NET INCOME                                     $  4,543,432 $  4,562,310
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share                                     $        .25 $        .25
                                                ============ ============

    Fully diluted earnings per common
      share                                     $        .23 $        .23
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .330
                                                ------------ ------------
    Class B                                     $       .150 $       .300
                                                ------------ ------------





 See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF INCOME (CONCLUDED)
                                 (UNAUDITED)

                                                   NINE MONTHS ENDED
                                              ---------------------------
                                                  JUNE 24,     JUNE 25,
                                                    1995         1994
                                              -------------- ------------
 NET SALES                                    $1,005,934,657 $913,268,391
 COST OF GOODS SOLD                              778,492,561  710,270,856
                                              -------------- ------------
 GROSS PROFIT                                    227,442,096  202,997,535
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                      198,226,133  177,316,621
 RENTAL INCOME, NET                                3,511,305    5,145,575
                                              -------------- ------------
 INCOME FROM OPERATIONS                           32,727,268   30,826,489
 OTHER INCOME, NET                                 1,157,146    1,541,958
                                              -------------- ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               33,884,414   32,368,447
 INTEREST EXPENSE                                 17,516,063   13,001,592
                                              -------------- ------------
 INCOME BEFORE
   INCOME TAXES                                   16,368,351   19,366,855
                                              -------------- ------------
 INCOME TAXES:
   Current                                         4,300,000    7,300,000
   Deferred                                        1,500,000     (200,000)
                                              -------------- ------------
                                                   5,800,000    7,100,000
                                              -------------- ------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE              10,568,351   12,266,855

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                   -    3,334,860
                                              -------------- ------------

 NET INCOME                                   $   10,568,351 $ 15,601,715
                                              ============== ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle       $          .58 $        .67
    Cumulative effect of change in
      accounting principle for income taxes                -          .18
                                              -------------- ------------
    Primary earnings per common share         $          .58 $        .85
                                              ============== ============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle          $          .56 $        .63
    Cumulative effect of change in
      accounting principle for income taxes                -          .16
                                              -------------- ------------
    Fully diluted earnings per common share   $          .56 $        .79
                                              ============== ============
  Cash dividends per common share:
    Class A                                   $        .4950 $      .5775
                                              -------------- ------------
    Class B                                   $        .4500 $      .5250
                                              -------------- ------------


 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)



                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115 $ 98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -   15,601,715   15,601,715
CASH DIVIDENDS . . .              -         -           -         -            -   (9,628,764)  (9,628,764)
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .            450        23           -         -        4,973            -        4,996
COMMON STOCK
 CONVERSIONS . . . .         95,052     4,752     (95,052)   (4,752)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 JUNE 25, 1994 . . .      4,406,357  $220,318  13,497,793  $674,890  $48,599,088 $104,172,780 $153,667,076
                          =========  ========  =========== ========  =========== ============ ============

BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -   10,568,351   10,568,351
CASH DIVIDENDS . . .              -         -           -         -            -   (8,255,939)  (8,255,939)
COMMON STOCK
 CONVERSIONS . . . .         62,899     3,145     (62,899)   (3,145)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 JUNE 24, 1995 . . .      4,475,066  $223,754  13,429,084  $671,454  $48,599,088 $110,790,462 $160,284,758
                          =========  ========  ==========  ========  =========== ============ ============




See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                   NINE MONTHS ENDED
                                               --------------------------
                                                 JUNE 24,      JUNE 25,
                                                   1995          1994
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $ 10,568,351  $ 15,601,715

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         19,658,767    16,708,028
   Recognition of advance payment on purchases
    contract                                       (746,231)     (638,262)
   Amortization of deferred gains                         -       (12,730)
   Gains on disposals of property and
    equipment                                      (289,090)     (594,782)
   Deferred income taxes                          1,500,000      (200,000)
   Cumulative effect of change in accounting
    principle for income taxes                            -    (3,334,860)
   Decrease (increase) in receivables             1,246,814    (2,202,251)
   (Increase) decrease in inventory              (5,536,232)      600,117
   Decrease in other assets                          77,924     1,129,468
   Increase (decrease) in accounts payable
    and accrued expenses                          5,777,430      (550,135)
                                               ------------  ------------

 Net Cash Provided by Operating Activities       32,257,733    26,506,308
                                               ------------  ------------

 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                         536,128       897,192
 Capital expenditures                           (90,287,673)  (41,084,992)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (89,751,545)  (40,187,800)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Conversion of Convertible Subordinated
  Debentures                                              -         4,996
 Proceeds from issuance of long-term debt        95,919,747    12,204,876
 Principal payments of long-term debt           (26,588,635)  (15,823,845)
 (Payments) proceeds from short-term
  borrowings, net                                (1,000,000)   27,000,000
 Dividends paid                                  (8,255,939)   (9,628,764)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       60,075,173    13,757,263
                                               ------------  ------------

 Net Increase in Cash                             2,581,361        75,771
 Cash at Beginning of Period                     18,471,011    17,720,151
                                               ------------  ------------

 Cash at End of Period                         $ 21,052,372  $ 17,795,922
                                               ============  ============

 See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 June 24, 1995

A.  BASIS OF PREPARATION
      In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 24, 1995 and September 24, 1994, and the results of operations for the three month and nine month periods ended June 24, 1995 and June 25, 1994 and changes in stockholders' equity and cash flows for the nine months ended June 24, 1995 and June 25, 1994. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1994 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1994.

      The results of operations for the three month and nine month periods ended June 24, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

      Certain amounts for the three month and nine month periods ended June 25, 1994 have been reclassified for comparative purposes.

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

B.  EARNINGS PER COMMON SHARE
      Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,301,028 and 18,313,789 for the three month and nine month periods ended June 24, 1995, respectively and 18,388,950 and 18,368,370 for the three month and nine month periods ended June 25, 1994, respectively).

      Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,731,033 for the three month and nine month periods ended June 24, 1995. For the three month and nine month periods ended June 25, 1994, shares used to compute fully diluted earnings per common share were 21,763,635 and 21,743,055, respectively.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
      Receivables are presented net of an allowance for doubtful accounts of $140,698 and $95,953 at June 24, 1995 and September 24, 1994,
      respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
      Accounts payable and accrued expenses consist of the following:


                                            June 24,    September 24,
                                              1995          1994
                                          ------------  -------------
 Accounts payable-trade                   $ 68,202,392  $  62,135,297
 Property, payroll, and
  other taxes payable                        7,481,480      7,189,278
 Salaries, wages and
  bonuses payable                            6,475,995      6,825,605
 Other                                       9,877,142     10,109,399
                                          ------------  -------------
                                          $ 92,037,009  $  86,259,579
                                          ============  =============


E.  LONG-TERM DEBT
      During the nine months ended June 24, 1995, the Company obtained $95.9 million in long-term loans. The proceeds were used to reduce short-term borrowings outstanding under existing bank lines of credit, to fund capital expenditures and for general corporate purposes. Details are as follows:

                 Equipment:
                  Interest rate at the average weekly
                   yield of thirty-day commercial paper
                   plus 1.9%, maturing 1999                         $14,456,277
                  Interest rate at 8.85%, maturing 2000              32,000,000

                 Other:
                  Interest rate at 7.95%, maturing 1999              10,000,000
                  Interest rate at 8.90%, secured by
                   stock of subsidiary, Milkco, Inc.,
                   maturing 2001                                     20,000,000
                  Interest at certain LIBOR rates plus
                   a specified margin, maturing 1996                  8,500,000
                  Interest rate at 7.75%, maturing 1996              10,000,000
                  Other                                                 963,470
                                                                    -----------
                                                                    $95,919,747
                                                                    ===========

      The Company obtained three long-term loans subsequent to the nine month period ended June 24, 1995 aggregating $47.4 million at varying interest rates based on the term of the loan. The proceeds of these loans were or will be used to reduce short-term borrowings under existing bank lines of credit outstanding at June 24, 1995. Short-term borrowings have been reclassified to long-term liabilities at June 24, 1995 pursuant to this refinancing.

F.  DIVIDENDS
      The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on each of April 10, 1995, January 9, 1995 and October 7, 1994 to stockholders of record on March 31, 1995, December 30, 1994 and September 27, 1994, respectively.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
      Cash paid for interest and taxes is as follows:

                                              NINE MONTHS ENDED
                                          --------------------------
                                            June 24,       June 25,
                                              1995          1994
                                          ------------  ------------
 Interest (net of
  amount capitalized)                     $ 17,824,904  $ 13,970,554
 Income taxes                                5,053,950     6,948,700

H.  CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES
      Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the nine months ended June 25, 1994 by $3,334,860 or $.18 per common share.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.


RESULTS OF OPERATIONS

Net income for the second quarter and the results year-to-date were impacted by the Company's investment in building its store base for long-term growth.

During the past nine (9) months, the Company opened six (6) new stores, replaced eight (8) older stores and remodeled eight (8) stores. Year-to-date capital expenditures, including those relating to the expansion of the existing warehouse facility, were $90.3 million. The Company is excited about this program, its future and in particular the results achieved in the third quarter of fiscal 1995.

It is the Company's aim to make Ingles among the most modern supermarket chains in the industry. The Company believes that as a result of the aggressive new store opening, expansion, remodel and/or replacement program, it is ensuring the continuing success of the Company which will improve monetary returns and build stockholder value over the long-term.

                   THREE MONTHS ENDED JUNE 24, 1995 COMPARED
                   WITH THE THREE MONTHS ENDED JUNE 25, 1994

NET SALES

The third quarter of fiscal 1995 was the thirteenth quarter in a row the Company has reported an increase in net sales over the prior comparable quarter (on average $22.0 million per quarter).

For the three month period ended June 24, 1995, net sales increased $33.9 million to $347.8 million, up 10.8% over sales of $313.9 million last year. Approximately 67% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted principally from increased sales in the perishable departments. Third quarter sales were bolstered by increased volume in stores that were expanded, remodeled and/or replaced. In addition, the Company continued its lower price strategy on dry grocery goods, commenced during the third quarter of fiscal 1992, and also continued to pursue an aggressive merchandising and pricing strategy to boost sales in its perishable departments.

GROSS PROFIT

Gross profit for three months ended June 24, 1995 increased 13.9% to $79.3 million, or 22.8% of sales, compared to $69.6 million, or 22.2% of sales, last year. Grocery, meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising and an aggressive purchasing and pricing program.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.6% in both fiscal 1995 and fiscal 1994. Increases in the cost of labor at the store level, depreciation/amortization expense and repairs and maintenance, as a percentage of sales, were offset by a decrease, as a percentage of sales, in the cost of insurance, rent expense and advertising and promotional expenditures.

RENTAL INCOME, NET

Rental income, net decreased from $2.2 million last year to $1.2 million this year. Fiscal 1994 includes a payment of $.9 million, net for the termination of a lease by a tenant.

INCOME FROM OPERATIONS

Income from operations increased 20.3% to $12.5 million, or 3.6% of sales, compared to $10.4 million, or 3.3% of sales, last year. The increase in operating income was due to the increase in sales and the related increase in gross profit.

OTHER INCOME, NET

Other income, net decreased from $1.2 million last year to $1.0 million this year.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 17.1% to $13.5 million this year, or 3.9% of sales, compared with $11.5 million, or 3.7% of sales, last year.

INTEREST EXPENSE

Interest expense increased from $4.4 million last year to $6.5 million this year due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program and an increase in interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7.0 million, or 2.0% of sales, this year compared to $7.2 million, or 2.3% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 35.5% this year versus 36.3% last year.

NET INCOME

Net income for the three month period ended June 24, 1995 was $4.5 million, or 1.3% of sales, compared to $4.6 million, or 1.5% of sales, last year. Primary earnings per common share were $.25 in both fiscal 1995 and fiscal 1994.

                    NINE MONTHS ENDED JUNE 24, 1995 COMPARED
                    WITH THE NINE MONTHS ENDED JUNE 25, 1994

NET SALES

Net sales for the nine month period ended June 24, 1995 increased $92.7 million to $1.0 billion, up 10.1% over sales of $913.3 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 6.4%. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. In addition to continuing its lower price strategy on dry grocery goods commenced during the third quarter of fiscal 1992, the Company continued to pursue an aggressive merchandising and pricing strategy to boost sales in its perishable departments. Sales also benefited from the Company's new store opening, expansion, remodel/replacement program.

GROSS PROFIT

Gross profit for the 1995 nine month period increased 12.0% to $227.4 million, or 22.6% of sales, compared to $203.0 million, or 22.2% of sales, last year. Grocery gross profit, as a percentage of sales, increased primarily because of an aggressive purchasing program. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising and aggressive pricing.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.7% this year compared to 19.4% last year. The percentage increase is principally due to increases in the cost of labor at the store level, increased depreciation/amortization expense resulting from the Company's aggressive new store opening, expansion, remodel and/or replacement program, higher repairs and maintenance expense and an increase in warehouse and transportation expense due primarily to higher labor cost. The increases were partially offset by decreases, as a percentage of sales, in rent expense and the cost of insurance.

RENTAL INCOME, NET

Rental income, net decreased from $5.1 million last year to $3.5 million this year. Fiscal 1994 included gains of $1.5 million in connection with the early termination by tenants of three (3) leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

Income from operations was $32.7 million, or 3.3% of sales, this year compared with $30.8 million, or 3.4% of sales last year. The percentage decrease was due to higher operating and administrative expenses (as a percentage of sales) and the decrease in rental income, net.

OTHER INCOME, NET

Other income, net decreased $.4 million. Fiscal 1995 includes a gain of $.3 million realized on the sale of an outparcel of land; fiscal 1994 includes gains of $.6 million realized on the sale of two outparcels of land and the buildings situated thereon.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $33.9 million, or 3.4% of sales, this year compared with $32.4 million, or 3.5% of sales, last year.

INTEREST EXPENSE

Interest expense increased from $13.0 million last year to $17.5 million this year due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program and an increase in interest rates.

INCOME BEFORE INCOME TAXES

Income before income taxes was $16.4 million, or 1.6% of sales, this year compared to $19.4 million, or 2.1% of sales, last year.

INCOME TAX EXPENSE

Income tax expense, as a percentage of pre-tax income, was 35.4% this year compared to 36.7% last year.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

Income before the cumulative effect of the change in accounting principle for the nine month period ended June 24, 1995 was $10.6 million compared to $12.3 million last year. Primary earnings per common share before the cumulative effect of the change in accounting principle was $.58 this year compared to $.67 last year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the nine months ended June 25, 1994 by $3.3 million, or $.18 per common share.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine month period ended June 24, 1995 totalled $32.3 million. Net income for the period was $10.6 million and depreciation and amortization expense was $19.7 million. Accounts payable and accrued expenses increased $5.8 million and inventory increased $5.5 million.

The increase in accounts payable and accrued expenses was principally due to an increase in accounts payable-trade resulting from an increase in inventory.
The increase in inventory occurred at both store and warehouse levels and is the result of six (6) new store openings, sixteen (16) store expansions, remodels and/or replacements, increased variety and the Company's desire to maintain inventory levels to support increased sales volume.

INVESTING ACTIVITIES

Net cash used by investing activities - namely expenditures for capital assets-during the 1995 nine month period was $90.3 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 23 stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1996.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $60.1 million. The Company obtained ten long-term loans during the nine month period ended June 24, 1995 aggregating $95.9 million. The proceeds of the loans were used to reduce short-term borrowings outstanding under existing bank lines of credit, to pay for capital expenditures and for general corporate purposes. Principal payments of long-term debt were $26.6 million. The Company paid cash dividends of $8.3 million.

FINANCIAL STRENGTH

The Company remains in sound financial condition. At June 24, 1995, total assets were $583.1 million and stockholders' equity was $160.3 million compared with $506.6 million and $158.0 million, respectively, at year-end, September 24, 1994.

CAPITAL REQUIREMENTS

The Company resumed its new store opening, expansion, remodel and/or replacement program in fiscal 1994 and is continuing this program in fiscal 1995. During the nine month period ended June 24, 1995, six new stores were opened, eight older stores were replaced and eight stores were remodeled. Capital expenditures aggregated $90.3 million. At June 24, 1995, the Company operated 181 supermarkets in six states: North Carolina (57), South Carolina
(28), Georgia (71), Tennessee (21), Virginia (3) and Alabama (1).

During the balance of fiscal 1995, the Company expects to open one new store which is currently under construction, replace five older stores and enlarge two stores.

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

Additional capital expenditures will be made during the fourth quarter of fiscal 1995 to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores, (3) purchase additional equipment required in connection with the expansion of the existing warehouse facility and (4) secure sites for future store expansion.

Fiscal 1995 capital expenditures, in the aggregate, are expected to be approximately $100 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1996. The Company's new store opening, expansion, remodel and/or replacement program will be closely scrutinized during the fourth quarter of fiscal 1995 and a determination made relative to plans for fiscal 1996.

FINANCIAL RESOURCES

At June 24, 1995, the Company had lines of credit with six banks totalling $100 million; of this amount $36 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options of no more than prime rate, LIBOR plus a specified spread or such lower pricing as the bank may elect to bid from time to time. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $210 million which is available to collateralize additional debt.

The Company obtained three long-term loans subsequent to the nine month period ended June 24, 1995 aggregating $47.4 million at varying interest rates based on the term of the loan. The proceeds were or will be used to reduce short-term borrowings under existing bank lines of credit outstanding at June 24, 1995.

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

           Exhibit 11 - Computation of Earnings Per Common Share.

           Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 24, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  August 7, 1995                         /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  August 7, 1995                         /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer