Form 10-K405
period 1995-09-30
INGLES MARKETS INC
filed 1995-12-15
CIK 50493

                                                                     FACING PAGE
                                                                     Page 1 of 2




                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-K


                                      [X]

For the fiscal year ended September 30, 1995
                          ------------------

                                      [ ]

For the transition period from                   to
                               -----------------    -----------------

Commission File Number 0-14706
                       -------

                            INGLES MARKETS, INCORPORATED
-------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

North Carolina                                 56-0846267
-------------------------------         ------------------------
(State or other jurisdiction of         (I.R.S. Employer ID no.)
  incorporation or organization)

P.O. Box 6676, Asheville, NC            28816
-------------------------------         ------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number, including area code:      (704) 669-2941
                                                    ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                        Name of each exchange on
Title of each class                          which registered
-------------------------------         ------------------------

         None                                    None
-------------------------------         ------------------------

Securities registered pursuant to Section 12(g) of the Act:
                     Class A Common Stock, $0.05 par value
                     Class B Common Stock, $0.05 par value
              Convertible Subordinated Debentures due October 2008
              ----------------------------------------------------
                                (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X  NO   .
                                              ---   ---

Exhibit Index is Located on pages   46   -   47
                                  ------   ------

                                                                     FACING PAGE
                                                                     Page 2 of 2

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

     As of December 1, 1995, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The Nasdaq Stock Market's National Market on December 1, 1995, was approximately $56.4 million.

     As of December 1, 1995, the registrant had 4,578,741 shares of Class A Common Stock outstanding and 13,325,409 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 20, 1996, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company") is a leading supermarket chain with operations in six southeastern states. At September 30, 1995, the Company, headquartered in Asheville, North Carolina, operated 182 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Alabama. Ingles' strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be underserved by existing supermarkets. The Company's existing stores average approximately 34,000 square feet.

The Company resumed its new store opening, expansion, remodel and/or replacement program in fiscal 1994 and continued this program in fiscal 1995. During fiscal 1995, seven, net new stores were opened and eighteen older stores were remodeled and/or replaced. All of the stores which were remodeled or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. Fiscal 1995 capital expenditures, including those relating to the expansion of the existing warehouse facility, aggregated $118.2 million. The Company believes that as a result of its new store opening, expansion, remodel and/or replacement program, it is ensuring the continuing success of the Company which will improve monetary returns and build stockholder value over the long-term. It is the Company's aim to make Ingles among the most modern supermarket chains in the industry.

Substantially all stores are located within 250 miles of the Company's 760,000 (formally 450,000) square foot, "state-of-the-art" warehouse and distribution center located outside of Asheville, North Carolina. This facility supplies approximately 60% of the inventory requirements of the Company's stores. A 310,000 square foot addition to the existing warehouse facility was completed in October and November 1995. The addition will accommodate an expanded inventory of perishable goods and increase dry grocery space. The new addition will enable the Company to warehouse and distribute produce for the first time in its 32-year history, as well as store more dry goods, meat and dairy products. The Company expects to realize improved quality and variety in the produce it carries in its stores.

The Company's supermarkets, featuring brightly lit and spacious aisles, offer the customer a broad selection of nationally advertised food and nonfood products as well as quality private label items at competitive prices with an emphasis on convenient locations and superior customer service. Each store is staffed with helpful, friendly employees who provide customers with fast check-out and carry-out service. Ingles was one of the first supermarket chains in its region to introduce higher margin specialty departments, such as delicatessens and bakeries, as well as offering extended operating hours. All stores are open seven days a week; many are open 24 hours a day.

In conjunction with its supermarket operations, the Company owns and operates 73 neighborhood shopping centers, all but two of which contain an Ingles supermarket. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers it owns.

Ingles also owns and operates, as a wholly-owned subsidiary, a milk processing and packaging plant which sells approximately 55% of its milk and related dairy products to unaffiliated customers.

During the past five years, the number of supermarkets operated by the Company increased from 167 to 182. The aggregate sales area in all stores increased from approximately 3.5 million square feet to approximately 4.4 million square feet. In addition, weighted average sales per store increased from $6.0 million to $7.4 million.

The Company was founded in 1963 by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 30, 1995, Mr. Ingle retains approximately 90% of the combined voting power and 69% of the total number of shares of the Company's outstanding Class A Common Stock and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

The Company is incorporated under the Laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 704-669-2941.

Business

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 12 to the Consolidated Financial Statements on page 41 of this report on Form 10-K):

                                       Fiscal Year Ended September
                           ----------------------------------------------------
                                 1995              1994             1993
                           ----------------  ----------------  ----------------
Revenues from
  unaffiliated customers:
 Grocery and food sales    $1,385.1   99.4%  $1,233.5   99.2%  $1,141.8   99.3%
 Shopping center rentals        8.3     .6%       9.8     .8%       8.0     .7%
                           --------  ------  --------  ------  --------  ------
                           $1,393.4  100.0%  $1,243.3  100.0%  $1,149.8  100.0%
                           ========  ======  ========  ======  ========  ======

Income from operations:
 Grocery and food sales    $   45.3   91.7%  $   35.2   84.6%  $   29.9   86.7%
 Shopping center rentals        4.1    8.3%       6.4   15.4%       4.6   13.3%
                           --------  ------  --------  ------  --------  ------
                               49.4  100.0%      41.6  100.0%      34.5  100.0%
                                     ======            ======            ======
Other income (expense),
 net                            1.9               1.9               1.1
Interest expense               24.7              17.3              17.3
                           --------          --------          --------
Income before income
 taxes and cumulative
 effect of change in
 accounting principle      $   26.6          $   26.2          $   18.3
                           ========          ========          ========

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in small towns, rural communities, and in particular with respect to new stores, suburban areas, where management believes the market may be underserved by existing stores.

At September 30, 1995, the Company operated 179 supermarkets under the name "Ingles" and 3 supermarkets under the name "Best Food" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" store concept, developed in 1994, accommodates a smaller shopping area in a 22,500 square foot building. The store carries a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern readily accessible environment. The store lives up to Ingles' high standards of service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                    Number of Supermarkets        Percentage of Total
                           at Fiscal             Net Sales for Fiscal
                     Year Ended September        Year Ended September
                    ----------------------       --------------------
                    1995     1994     1993       1995    1994    1993
                    ----     ----     ----       ----    ----    ----
North Carolina        57      57       56         35%     35%     35%
South Carolina        28      28       28         14%     14%     15%
Georgia               72      65       64         38%     37%     37%
Tennessee             21      21       19         11%     12%     11%
Virginia               3       3        3          2%      2%      2%
Alabama                1       1        0          0%      0%      0%
                    ----     ----     ----       ----    ----    ----
                     182     175      170        100%    100%    100%
                    ====     ====     ====       ====    ====    ====

The Company's supermarkets, featuring brightly lit and spacious aisles, offer the customer a full line of food items, including grocery, meat and dairy products, produce and frozen foods, as well as a number of non-food items, such as health and beauty care products, at competitive prices with an emphasis on convenient locations and superior customer service. All stores are open 7 days a week and many are open 24 hours a day. Most of the Company's stores also contain specialty departments such as delicatessens and bakeries. Management believes that specialty departments result in higher inventory turnover than other departments and improve overall profit margins. As an additional convenience to its customers, the Company leases space to local banks who independently operate branches in 18 stores.

The Company sells national brands of merchandise and carries a wide variety of products under its "Laura Lynn" private label. The private label products are packed to the Company's specifications and are generally sold at prices lower than those of national brands.

Selected statistics on the Company's supermarket operations are presented below:

                                       Fiscal Year Ended September
                               -------------------------------------------
                               1995(1)    1994     1993     1992     1991
                               -------  -------  -------  -------  -------
Weighted Average Sales
Per Store (000's)              $ 7,445  $ 6,930  $ 6,495  $ 6,035  $ 5,990

Total Square Feet at
End of Year (000's)              6,217    5,575    5,299    5,278    5,237

Average Total Square
Feet per Store                  34,160   31,859   31,170   31,047   30,628

Average Square Feet of
Selling Space per Store (2)     23,912   22,301   21,819   21,733   21,439

Average Sales Per Square
Foot of Selling Space (2)      $   321  $   314  $   299  $   277  $   282

Number of Stores:
  Opened                            25        9        3        6        6
  Closed                            18        4        3        7        2

Size of Stores:
  Less than 19,999 Sq Ft.            4        5        6        6        7
  20,000 - 29,999 Sq Ft.            43       53       54       55       59
  30,000 - 39,999 Sq. Ft.           86       91       92       93       92
  Greater than 40,000 Sq Ft.        49       26       18       16       13
                               -------  -------  -------  -------  -------
Total Stores Open at
End of Year                        182      175      170      170      171
                               =======  =======  =======  =======  =======

(1) Fiscal 1995 was a 53 week year.
(2) Selling space is estimated to be 70% of total store square footage.

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

The Company attempts to reinforce its quality and superior service image through advertising, which is conducted primarily in newspapers, through the distribution of circulars, and on radio and television. During fiscal 1995, 1994, and 1993 advertising and promotion expenditures, net were approximately $18.7 million, $17.1 million, and $17.3 million, or 1.4% of net sales in 1995, 1.4% of net sales in 1994 and 1.5% of net sales in 1993. The Company stresses its American ownership in its merchandising and advertising programs as a contrast to the foreign ownership of several of its principal competitors. From time to time, the Company uses special promotions at many of its store locations as part of its promotional strategy. The Company sponsors an annual "food show" in Asheville, North Carolina where food vendors operate booths and provide information about and samples of products that are offered for sale in the Company's stores.

Purchasing and Distribution

The Company supplies approximately 60% of its supermarkets' inventory requirements from a 760,000 (formerly 450,000) square foot, "state-of-the-art"
warehouse and distribution center located near Asheville, North Carolina.   A
310,000 square foot addition to the facility was completed in October and November 1995. The new addition will enable the Company to warehouse and distribute produce for the first time in its 32-year history, as well as store more dry goods, meat and dairy products. The warehouse services all of the Company's stores and receives merchandise, principally by truck, from sources located throughout the country. Goods from the facility are distributed to the Company's stores by its fleet of 97 tractors and 411 trailers.

Approximately 22% of the Company's inventory requirements in fiscal 1995, primarily produce, frozen food and slower moving items which the Company preferred not to stock, were purchased from a wholesale grocery distributor with which the Company has had a continuing relationship since 1963. Purchases from the distributor were approximately $236 million in 1995, $207 million in 1994 and $179 million in 1993. The Company believes that alternative sources of supply are readily available. This distributor owned approximately 6% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 30, 1995.

The remaining 18% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to the Company's supermarkets by local distributors and manufacturers.

The Company's purchasing and distribution operations are centrally managed providing several advantages. The Company: (1) is able to negotiate and reduce the cost of merchandise it purchases, (2) is able to decrease overhead costs,
(3) is able to better manage its inventory at both warehouse and store level,
(4) is able to decrease in-store stock room space due to frequent deliveries increasing the square footage available for retail selling space and (5) is able to turn inventory rapidly which enables the Company to offer consistently high quality meat and produce items in its stores.

Stores order merchandise electronically. Shipments from the warehouse to the stores are wrapped which reduces damage during shipment.

The Company engages in forward purchasing arrangements on high turnover inventory items in order to take advantage of special prices offered by manufacturers for limited periods. The ability to take advantage of forward purchasing is limited by several factors including carrying costs and warehouse space.

In 1982, the Company purchased an integrated milk processing and packaging plant located in Asheville, North Carolina. The plant processes and packages milk, fruit juices and spring water under the Sealtest, Pet and Biltmore labels, as well as under the Company's own "Laura Lynn" private label. Production from the plant has increased from a rate of 5 million gallons per year at the time of acquisition to over 43 million gallons per year currently. Sales to nonaffiliates in fiscal 1995 were approximately $41.9 million.

Expansion and Store Development

From the beginning of fiscal 1991 through the end of fiscal 1995, the number of supermarkets operated by the Company increased from 167 to 182. During this period, total supermarket square footage increased from 5.0 to 6.2 million square feet and average square feet per store increased from 30,000 to 34,000.

The Company uses independent contractors to construct its supermarkets from prototype designs. The designs may include specialty service departments such as expanded meat and produce sections, delicatessens, in-store bakeries, periodical and greeting card departments, and, in some instances, branch banks and video departments in the store. The two current prototype designs for an "Ingles" store are 44,000 or 52,000 square feet, depending on the store location. The prototype design for a "Best Food" store is 22,500 square feet. The construction of stores is closely monitored and controlled by the Company.

The Company remodels older stores on a regular basis in order to increase customer traffic, compete effectively against new store openings by competitors and support its "quality image" merchandising strategy. The Company has elected to relocate, rather than remodel, certain stores where relocation was more economical. Most stores over ten years old have been or are currently being remodeled. Inclusion of specialty departments typically found in new stores is frequently a part of remodeling. The Company spent an aggregate of approximately $274.4 million in capital expenditures during the past three fiscal years, primarily on new stores, store expansions and remodeling, including equipment.

The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company's store expansion, remodeling and replacement plans are continually reviewed and are subject to change.

Competition

The supermarket industry is highly competitive. The number and type of competitors vary by location. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and variety.

The Company's principal competitors are Winn Dixie Stores, Inc., Kroger Company, Food Lion, Inc. and BI-LO, Inc. The Company also competes with other food store chains as well as local supermarkets, specialty and convenience food stores and small chains that have significant market share in limited areas. The Company believes that its principal competitive advantages are its clean stores, which feature brightly lit and spacious aisles, their convenient locations, the Company's quality image, superior level of customer service, including fast check-out and carry-out service, and broad selection of nationally advertised food and non-food products as well as quality private label items at competitive prices.

Employees

At September 30, 1995, the Company had approximately 10,010 employees, including 166 administrative and management personnel, 9,636 supermarket personnel, and 208 employees engaged in the milk processing and packaging operations. Approximately 57% of these employees work on a part-time basis, substantially all of whom are supermarket personnel. None of the employees are represented by a labor union. Management considers employee relations to be excellent.

The Company pays monthly bonuses to certain managerial personnel based on their store's performance. Annual bonuses based on pre-tax, pre-bonus income, as defined, are paid to all eligible personnel. The Company believes that its employee incentive compensation program is unique in its industry and provides a competitive advantage by encouraging employees to respond to consumer preferences and needs and results in improved employee morale and loyalty, thus enhancing the Company's ability to retain experienced personnel.

Insurance

The Company maintains general liability, automobile insurance and excess liability coverages. The Company carries $1 million liability insurance coverage on four aircraft used in its business. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

The Company is self-insured for workers' compensation and employee group medical and dental benefits up to a maximum per occurrence of $300,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. The Company is insured for covered costs in excess of these limits.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own "Laura Lynn" private label trademark and the "Ingles" service mark. Each mark is federally registered. In addition, the Company uses the "Sealtest", "Pet", and "Biltmore" trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

Item 2.  PROPERTIES

At September 30, 1995, the Company owned and operated 73 shopping centers, all but two of which contained an Ingles supermarket. The shopping centers contain an aggregate of 5.1 million square feet of leasable space, of which 2.6 million square feet is used by the Company's supermarkets. The remainder of the leasable space in each center is leased by the Company to third party tenants. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers it owns.

A breakdown by size of the shopping centers operated by the Company is as follows:

       Less than 50,000 square feet                       27
       50,000-100,000 square feet                         34
       Over 100,000 square feet                           12
                                                         ---
                                                          73
                                                         ===

In addition to an Ingles supermarket, many shopping centers include a national drug store chain as a tenant. Shopping centers containing more than 50,000 square feet typically include space leased or subleased to a regional or national discount department store. In some instances, space is also leased or subleased to local tenants such as cleaners, restaurants and other service businesses or specialty retailers. The Company believes that the businesses operated by its tenants, combined with an Ingles supermarket, offer one-stop shopping convenience and increase traffic in its stores.

Typically, Ingles offers a drug store tenant a 20 year lease with renewal options for an average 40 year term. A department store tenant is typically offered a 15 to 20 year lease with renewal options for an average 30 to 40 year term. Leases to local tenants have a maximum five year term. Most tenant leases contain percentage rent provisions based on sales volume and are triple net leases. None of the tenant leases provide an option to purchase.

The Company manages the leasing of the shopping centers. It employs maintenance workers and also engages local contractors to maintain the properties. The vacancy rate for shopping centers operated by the Company was approximately 20.1% as of September 30, 1995. The total annual rental income from third party tenants, including payments in connection with the early termination of leases, was approximately $8.3 million, $9.8 million and $8.0 million in fiscal 1995, 1994 and 1993, respectively.

Of the 111 supermarket locations not included in shopping centers owned by the Company, 22 are owned by the Company and 89 are leased from various unaffiliated third parties. Most of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located and have exclusivity clauses prohibiting the developer from renting to another supermarket within a designated radius. The majority of leases require that the Company pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates range from $1.00 to $5.50 per square foot. During fiscal year 1995, 1994 and 1993, the Company paid a total of $11.8 million, $12.0 million and $12.0 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 30, 1995, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company.

        Year of Expiration                 Number of Stores
     (including renewal terms)           With Leases Expiring
    ---------------------------         ----------------------
            2000-2019                              12
            2020-2039                               5
            2040 or after                          72

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

The Company owns a 810,000 square foot facility which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina. The facility includes the Company's principal executive offices and its 760,000 square foot "state-of-the-art" warehouse and distribution center, as well as the 78 acres of land on which it is situated.

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

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of his shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 1, 1995, there were approximately 1,462 holders of record of the Company's Class A Common Stock and 334 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual sales prices without retail mark-up, mark-down or commissions.

1995  Fiscal Year                                  High        Low
-----------------                                  ----        ---
First Quarter (ended December 24, 1994)          $12        $ 9-3/4
Second Quarter (ended March 25, 1995)            $10-1/2    $ 9-1/4
Third Quarter (ended June 24, 1995)              $11        $ 8-7/8
Fourth Quarter (ended September 30, 1995)        $11        $10

1994 Fiscal Year                                   High        Low
----------------                                   ----        ---
First Quarter (ended December 25, 1993)          $11-3/8    $ 8-3/8
Second Quarter (ended March 26, 1994)            $12-3/4    $10-1/4
Third Quarter (ended June 25, 1994)              $12-3/8    $10-1/8
Fourth Quarter (ended September 24, 1994)        $12-1/4    $10-1/8

On December 1, 1995, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $10-5/8 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past sixteen fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During fiscal 1995 the Company paid quarterly dividends totalling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock. During fiscal 1994, the Company paid quarterly dividends totalling $.5775 per share of Class A Common Stock and $.5250 per share of Class B Common Stock.

The Company expects to continue the payment of regular dividends on a quarterly basis. The Board of Directors, however, reconsiders the declaration of dividends periodically, and there can be no assurance as to the declaration of or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain loan agreements entered into by the Company and by the terms of the Debentures. See Note 7 to the Consolidated Financial Statements on pages 36 through 37 of this report on Form 10-K.

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company's consolidated financial statements. The information should be read in conjunction with MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION and the CONSOLIDATED FINANCIAL STATEMENTS and Notes thereto included elsewhere herein.

Selected Income Statement
Data for the Year Ended
September
(in thousands except
per share amounts)        1995        1994        1993        1992        1991
--------------------   ----------  ----------  ----------  ----------  ----------
Net Sales              $1,385,127  $1,233,497  $1,141,800  $1,066,332  $1,044,452
Gross Profit              317,239     275,062     250,592     235,039     236,374

Income Before
  Cumulative Effect
  of Change in
  Accounting Principle     17,023      16,572      11,701       5,499      10,745

Primary Earnings per
  Common Share Before
  Cumulative Effect of
  Change in Accounting
  Principle                   .93         .90         .65         .31         .60

Cash Dividends per
  Common Share
    Class A                   .66       .5775       .2475         .22         .22
    Class B                   .60       .5250       .2250         .20         .20

Selected Balance Sheet
Data at September
(in thousands)              1995      1994      1993      1992       1991
---------------------     --------  --------  --------  --------   --------
Current Assets            $155,828  $141,500  $136,316  $141,453   $129,539
Property and Equipment,
  net                      450,541   359,670   312,516   258,882    262,546

Total Assets               611,827   506,593   456,549   404,988    396,939

Current Liabilities,
  including Current
  Portion of Long-Term
  Liabilities              135,019   115,938   123,882    72,375     78,130

Long-Term Liabilities,
  net of Current Portion   292,765   214,057   163,013   162,581    149,815

Stockholders' Equity       163,816   157,972   147,689   140,113    138,280

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     The Company's fiscal year ends on the last Saturday in September. Fiscal year 1995 was a 53-week year, while fiscal years 1994 and 1993 consisted of 52 weeks.

     During the past five years, the Company's sales grew at an average annual compound rate of 6.6%. This growth is attributable to both the opening of new stores and increased sales in existing stores. During the period, the number of stores increased from 167 to 182 and weighted average sales per store increased from $6.0 million to $7.4 million. Sales also benefitted from modest population growth in the Company's geographic markets and increased market share resulting from the expansion, remodel and/or replacement of existing stores and the addition of new stores. Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

     The following table sets forth for the years indicated the percentage which selected items in the consolidated statements of income bear to net sales and the percentage changes in dollar amounts of such items as compared to the indicated prior year.

---------------------------------------------------------------------------
                                                      PERCENTAGE CHANGE
                                                      -----------------
                              PERCENTAGE OF NET SALES    FISCAL YEAR
                                    FISCAL YEAR       -----------------
                                  ENDED SEPTEMBER       1995       1994
                              -----------------------    VS.        VS.
                                1995    1994   1993     1994       1993
                                ----    ----   ----     ----       ----
Net sales . . . . . . . . . .  100.0%  100.0%  100.0%   12.3%       8.0%
Cost of goods sold  . . . . .   77.1    77.7    78.1    11.4        7.5
                               -----   -----   -----
Gross profit  . . . . . . . .   22.9    22.3    21.9    15.3        9.8
Operating and administrative
  expenses  . . . . . . . . .   19.6    19.4    19.3    13.4        8.7
Rental income, net. . . . . .     .3      .5      .4   (35.6)      38.2
                               -----   -----   -----
Income from operations. . . .    3.6     3.4     3.0    18.8       20.6
Other income (expense), net .     .1      .1      .1     3.9       71.0
                               -----   -----   -----
Income before interest and
  income taxes and cumulative
  effect of change in
  accounting principle. . . .    3.7     3.5     3.1    18.2       22.1
Interest expense  . . . . . .    1.8     1.4     1.5    43.0         .1
                               -----   -----   -----
Income before income taxes and
  cumulative effect of change
  in accounting principle . .    1.9     2.1     1.6     1.7       43.0
Income taxes  . . . . . . . .     .7      .8      .6     0.0       45.5
                               -----   -----   -----
Income before cumulative
  effect of change in
  accounting principle. . . .    1.2%    1.3%    1.0%    2.7       41.6
                               =====   =====   =====
---------------------------------------------------------------------------

FISCAL 1995 COMPARED WITH FISCAL 1994

NET SALES

     Net sales for the year ended September 30, 1995 increased $151.6 million, to $1.385 billion, up 12.3% over sales of $1.233 billion last year. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. The continuation by the Company of its lower price strategy on dry grocery goods, aggressive merchandising, aggressive pricing and effective advertising helped boost sales. Sales also benefited by increased volume in stores that were expanded, remodeled and/or replaced. The Company estimates approximately 2% of the 12.3% increase in sales is related to the additional week's operations. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) on a comparable 52 week basis was 6.5%. Fiscal 1995 was the 31st consecutive year Ingles has achieved an increase in net sales.

     During fiscal 1995, seven, net new stores were opened and eighteen older stores were remodeled and/or replaced. All of the stores which were remodeled and/or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. At September 30, 1995, the Company operated 182 supermarkets in six states: North Carolina (57), South Carolina (28), Georgia (72), Tennessee (21), Virginia (3) and Alabama (1).

GROSS PROFIT

     Gross profit for the year was $317.2 million, or 22.9% of sales, compared to $275.1 million, or 22.3% of sales, a year ago - an increase of 15.3%. Grocery gross profit, as a percentage of sales, increased primarily because of an aggressive purchasing program. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising and aggressive purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses, as a percentage of sales, were 19.6% this year compared to 19.4% last year. The percentage increase is primarily due to increases in the cost of labor at the store level, increased depreciation and amortization expense resulting from the Company's aggressive new store opening, expansion, remodel and/or replacement program and higher expense associated with repairs and maintenance. These increases were partially offset by a decrease, as a percentage of sales, in rent expense.

RENTAL INCOME, NET

     Rental income, net was $6.4 million last year - $4.1 million this year. Fiscal 1994 included gains of $1.5 million in connection with the early termination by tenants of three leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

     Income from operations, in fiscal 1995 was $49.4 million, or 3.6% of sales, compared with $41.6 million, or 3.4% of sales, the prior year. The increase in operating income was due to the increase in sales and the related increase in gross profit.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net was $1.8 million last year - $1.9 million this year.

INCOME BEFORE INTEREST AND INCOME TAXES

     Income before interest and income taxes increased 18.2% to $51.4 million, or 3.7% of sales, this year compared to $43.5 million, or 3.5% of sales, last year.

INTEREST EXPENSE

     Interest expense was $17.3 million in fiscal 1994 - $24.7 million in fiscal 1995. The increase in interest expense was due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program coupled with an increase in interest rates.

INCOME BEFORE INCOME TAXES

     Income before income taxes was $26.6 million, or 1.9% of sales, this year compared with $26.2 million, or 2.1% of sales, the prior year.

INCOME TAXES

     Income tax expense, as a percentage of pre-tax income, was 36.1% this year compared with 36.7% last year.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Income before the cumulative effect of the change in accounting principle for the year ended September 30, 1995 was $17.0 million compared to $16.6 million last year. Primary earnings per common share before the cumulative effect of the change in account principle rose from $.90 last year to $.93 this year.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE FOR INCOME TAXES

     Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the year ended September 24, 1994 by $3.3 million, or $.18 per common share.

FISCAL 1994 COMPARED WITH FISCAL 1993

NET SALES

     Net sales for the year ended September 24, 1994 increased $91.7 million, to $1.233 billion, up 8.0% over sales of $1.142 billion the prior year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 7.0%. Fiscal 1994 was the 30th consecutive year Ingles achieved an increase in net sales. Approximately one-half of the dollar increase in sales resulted from an increase in grocery sales - the other half from increased sales in the perishable departments. In addition to continuing the lower price strategy on dry grocery goods, commenced during the third quarter of fiscal 1992, the Company pursued an aggressive merchandising and pricing strategy to boost sales in its perishable departments, conducted a more effective advertising campaign, and increased variety in its grocery department.

     During fiscal 1994, nine new stores were opened and four older stores were closed. At September 24, 1994, the Company operated 175 supermarkets in six states: North Carolina (57), South Carolina (28), Georgia (65), Tennessee (21), Virginia (3) and Alabama (1).

GROSS PROFIT

     Gross profit for the year ended September 24, 1994 increased 9.8% to $275.1 million, or 22.3% of sales, compared to $250.6 million, or 21.9% of sales, the prior year. Grocery gross profit, as a percentage of sales, was the same as fiscal 1993. Lower gross margins on dry grocery goods due to reduced pricing were compensated for by an aggressive purchasing program. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising, aggressive pricing and more effective advertising.

OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses, as a percentage of sales, were 19.4% in 1994 compared to 19.3% the prior year. Increases in the cost of labor, warehouse and transportation expense and repairs and maintenance, as a percentage of sales, were partially offset by a decrease, as a percentage of sales, in advertising and promotional expenditures, rent expense and utilities.

     Insurance expense, as a percentage of sales, increased slightly. Approximately 71% of insurance costs in fiscal 1994 related to expenses of the self-insured group medical and workers' compensation coverages. The Company was insured for covered costs in excess of certain limits.

RENTAL INCOME, NET

     Rental income, net increased from $4.6 million in 1993 to $6.4 million in 1994. Fiscal 1994 included gains of $1.5 million in connection with the early termination by tenants of three leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

     Income from operations increased 20.6% to $41.6 million, or 3.4% of sales, compared to $34.5 million, or 3.0% of sales, the prior year. The increase in operating income in fiscal 1994 was due to the increase in sales, the related increase in gross profit and the increase in rental income, net.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net increased $.8 million. The increase was primarily due to an increase in miscellaneous other income.

INCOME BEFORE INTEREST AND INCOME TAXES AND
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

     Income before interest and income taxes and the cumulative effect of the change in accounting principle was $43.5 million, or 3.5% of sales, in 1994, compared with $35.6 million, or 3.1% of sales, a year ago.

INTEREST EXPENSE

     Despite an increase in debt in 1994, interest expense was $17.3 million in both fiscal 1994 and fiscal 1993 due to lower borrowing rates in 1994 and an increase in the capitalization of construction period interest.

INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE

     Income before income taxes and the cumulative effect of the change in accounting principle increased $7.9 million to $26.2 million, or 2.1% of sales, in fiscal 1994 compared to $18.3 million, or 1.6% of sales, the prior year.

INCOME TAXES

     Income tax expense, as a percentage of pre-tax income, was 36.7% in 1994 compared with 36.1% in 1993 due primarily to the increase in the federal income tax rate.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
ACCOUNTING PRINCIPLE

     Income before the cumulative effect of the change in accounting principle for the year ended September 24, 1994 increased $4.9 million, to $16.6 million, up 41.6% over income of $11.7 million a year ago. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.65 in fiscal 1993 to $.90 in fiscal 1994.

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
FOR INCOME TAXES

     In February 1992, The Financial Accounting Standards Board issued a new standard (SFAS 109), "Accounting for Income Taxes". A significant feature of the standard is the use of an approach under which recorded deferred taxes are adjusted for changes in tax rates. Under prior rules (APB 11), deferred taxes were provided at current tax rates and were not adjusted for subsequent changes in these rates. The new standard was adopted by the Company at the beginning of fiscal 1994. The cumulative effect of adopting the standard resulted in a non-cash credit to income for the year ended September 24, 1994 of $3.3 million, or $.18 per common share.

NET INCOME

     Net income for the year ended September 24, 1994 was $19.9 million compared to $11.7 million the prior year. Primary earnings per common share rose from $.65 to $1.08.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1995

OPERATING ACTIVITIES

     Net cash provided by operating activities for the year ended September 30, 1995 totalled $45.3 million. Net income for the year was $17.0 million and depreciation and amortization expense was $26.9 million. Accounts payable and accrued expenses increased $11.9 million and inventory increased $12.9 million.

     The increase in accounts payable ($4.7 million) was primarily due to an increase in accounts payable-trade resulting from an increase in inventory. The increase in inventory occurred at both store and warehouse levels and is the result of seven, net new store openings, eighteen store expansions, remodels and/or replacements, increased variety and the Company's desire to maintain inventory levels to support increased sales volume.

     The increase in accrued expenses ($7.2 million) was principally due to an increase(s) in: (a) property, payroll and other taxes payable ($2.2 million);
(b) income tax payable ($1.8 million); (c) salaries, wages and bonuses payable ($1.1 million); (d) interest payable ($.8 million) and (e) insurance accruals ($.6 million). Property, payroll and other taxes payable increased because of increases in sales and ad valorem taxes payable. Income tax payable increased due to a more profitable fourth quarter. Salaries, wages and bonuses payable were more primarily because of an increase in annual bonuses due to the fact the Company had a more profitable year.

INVESTING ACTIVITIES

     Net cash used by investing activities-primarily expenditures for capital assets-during fiscal 1995 was $117.3 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 29 stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1996.

FINANCING ACTIVITIES

     Net cash provided by financing activities totalled $73.7 million.
Proceeds from the issuance of long-term debt in fiscal 1995 aggregated $124.8 million. The proceeds of the loans were used to reduce short-term borrowings outstanding under existing bank lines of credit, to pay for capital expenditures and for general corporate purposes. Proceeds of short-term loans, net were $15.0 million. Principal payments of long-term debt were $55.0 million. The Company paid cash dividends of $11.2 million.

FINANCIAL STRENGTH

     The Company remains in sound financial condition. At September 30, 1995, total assets were $611.8 million and stockholders' equity was $163.8 million compared with $506.6 million and $158.0 million, respectively, at year-end, September 24, 1994. Working capital at September 30, 1995 was $20.8 million. Favorable inventory turnover rates (cost of sales divided by inventory) in 1995 of 9.1 helped generate cash flow from operations.

CAPITAL REQUIREMENTS

     The Company plans to continue its new store opening, expansion, remodel and/or replacement program in fiscal 1996, opening six new stores, remodeling three and replacing two. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion.

     Fiscal 1996 capital expenditures, in the aggregate, are expected to be approximately $60 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1997.

FINANCIAL RESOURCES

     At September 30, 1995, the Company had lines of credit with six banks totalling $95 million; of this amount $55 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company has unencumbered property with a net book value of approximately $230 million which is available to collateralize additional debt.

     During October 1995, the Company obtained a seven year loan in the amount of $28.3 million from a financial corporation at an interest rate fixed at 7.58%. The proceeds of this loan were or will be used to reduce short-term borrowings outstanding September 30, 1995.

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

IMPACT OF SFAS 121 AND SFAS 123

     The Financial Accounting Standards Board issued new standards (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and (SFAS 123), "Accounting for Stock-based Compensation". The standards must be adopted by the Company no later than the fiscal year ending September 1997. The effect of adopting the standards has not been determined.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 25 through 43 of this report on Form 10-K:

     Report of Ernst & Young LLP, Independent Auditors;

     Consolidated Balance Sheets as of September 30, 1995, and September 24,
     1994;

     Consolidated Statements of Income for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

     Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

     Consolidated Statements of Cash Flows for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

     Notes to Consolidated Financial Statements;

     Selected quarterly financial data required by this Item is included in
     Note 13 on page 42 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 20, 1996, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 20, 1996, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 20, 1996, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "EXECUTIVE COMPENSATION - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 20, 1996, to be filed with the Commission.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)         Documents filed as part of this report:

                 1. The following financial statements of the Registrant are included in response to Item 8 of this 10- K:

                 Consolidated Balance Sheets as of September 30, 1995, and September 24, 1994;

                 Consolidated Statements of Income for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

                 Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

                 Consolidated Statements of Cash Flows for the years ended September 30, 1995, September 24, 1994, and September 25, 1993;

                 Notes to Consolidated Financial Statements.

         2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 44 of this report:

         Schedule II - Supplemental schedule of valuation and qualifying accounts.

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

EXHIBIT NUMBER AND DESCRIPTION
------------------------------

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

10.1 Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan.

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Restatement and Amendment by the Entirety of the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 26, 1993 (as amended through June 30, 1995).

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.3 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.4 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan.

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Amended and Restated Employment Agreement Between the Company and Robert P. Ingle dated as of September 26, 1993. (Included as Exhibit
         10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Amended and Restated Stock Option Agreement Between the Company and Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, effective as of July 21, 1993.

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 Amended and Restated Stock Option Agreement Between the Company and Landy B. Laney, President and Chief Operating Officer of the Company, effective as of July 21, 1993.

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.8 Letter of Understanding dated September 8, 1992 between the Company and IRT. (Included as Exhibit B to Registrant's Current Report on Form 8-K dated October 1, 1992, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.9 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995.

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

11       Statement Regarding Computation of Earnings Per Common Share.

12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).

--------------------------------


     (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 30, 1995.

     (c) Exhibits - The response to this portion of Item 14 is submitted in the response to Item 14(a)(3) of this report.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted in the response to Item 14(a)(3) of this report.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



Stockholders and Board of Directors
Ingles Markets, Incorporated


We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 30, 1995 and September 24, 1994, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence suporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 30, 1995 and September 24, 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                                        /s/ ERNST & YOUNG LLP


Greenville, South Carolina
November 17, 1995

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994
---------------------------------------------

ASSETS                                       -------------  -------------
                                                  1995           1994
                                             -------------  -------------
CURRENT ASSETS:
Cash  . . . . . . . . . . . . . . . . . . .  $  20,120,776  $  18,471,011
Receivables (less allowance for doubtful
 accounts of $85,490 - 1995 and
 $ 95,953 - 1994) . . . . . . . . . . . . .     15,176,746     16,663,805
Inventories . . . . . . . . . . . . . . . .    116,863,588    103,937,450
Other . . . . . . . . . . . . . . . . . . .      3,667,010      2,428,014

                                             -------------  -------------
Total current assets  . . . . . . . . . . .    155,828,120    141,500,280

PROPERTY AND EQUIPMENT - Net  . . . . . . .    450,540,776    359,670,105

OTHER ASSETS  . . . . . . . . . . . . . . .      5,458,358      5,422,702

                                             -------------  -------------
TOTAL ASSETS  . . . . . . . . . . . . . . .  $ 611,827,254  $ 506,593,087
                                             =============  =============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994
---------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY           ------------   ------------
                                                   1995           1994
                                               ------------   ------------
CURRENT LIABILITIES:
Short-term loans and current
 portion of long-term liabilities. . . . . .   $ 36,899,696   $ 29,678,057
Accounts payable and accrued expenses. . . .     98,119,632     86,259,579

                                               ------------   ------------
Total current liabilities  . . . . . . . . .    135,019,328    115,937,636

DEFERRED INCOME TAXES  . . . . . . . . . . .     20,226,161     18,626,161

LONG-TERM LIABILITIES. . . . . . . . . . . .    292,765,280    214,056,944

                                               ------------   ------------
Total liabilities  . . . . . . . . . . . . .    448,010,769    348,620,741

                                               ------------   ------------
STOCKHOLDERS' EQUITY
--------------------
Preferred stock, $.05 par value;
 10,000,000 shares authorized;
 no shares issued
Common stocks:
 Class A, $.05 par value; 150,000,000
  shares authorized;
  1995-4,577,541 shares issued and
   outstanding
  1994-4,412,167 shares issued and
   outstanding . . . . . . . . . . . . . . .        228,877        220,609
 Class B, $.05 par value; 100,000,000
  shares authorized;
  1995-13,326,609 shares issued and
   outstanding
  1994-13,491,983 shares issued and
   outstanding . . . . . . . . . . . . . . .        666,331        674,599
Paid-in capital in excess of par value . . .     48,599,088     48,599,088
Retained earnings. . . . . . . . . . . . . .    114,322,189    108,478,050

                                               ------------   ------------
Total stockholders' equity . . . . . . . . .    163,816,485    157,972,346

                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY . . . . . . . . . . . . . . . . . .   $611,827,254   $506,593,087
                                               ============   ============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 30, 1995,
    SEPTEMBER 24, 1994 AND SEPTEMBER 25, 1993
---------------------------------------------

                                            --------------  --------------  --------------
                                                 1995            1994            1993
                                            --------------  --------------  --------------
 NET SALES                                  $1,385,127,130  $1,233,496,726  $1,141,800,153
 COST OF GOODS SOLD                          1,067,888,239     958,434,847     891,208,237
                                            --------------  --------------  --------------
 GROSS PROFIT                                  317,238,891     275,061,879     250,591,916
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                    271,912,200     239,834,915     220,714,164
 RENTAL INCOME, NET                              4,119,979       6,397,040       4,629,792
                                            --------------  --------------  --------------
 INCOME FROM OPERATIONS                         49,446,670      41,624,004      34,507,544
 OTHER INCOME (EXPENSE), NET                     1,915,630       1,844,525       1,078,790
                                            --------------  --------------  --------------
 INCOME BEFORE INTEREST AND INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                         51,362,300      43,468,529      35,586,334
 INTEREST EXPENSE                               24,739,770      17,296,406      17,285,113
                                            --------------  --------------  --------------
 INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     26,622,530      26,172,123      18,301,221
                                            --------------  --------------  --------------
 INCOME TAXES:
   Current                                       9,000,000       9,400,000       4,800,000
   Deferred                                        600,000         200,000       1,800,000
                                            --------------  --------------  --------------
                                                 9,600,000       9,600,000       6,600,000
                                            --------------  --------------  --------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE            17,022,530      16,572,123      11,701,221

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                 -       3,334,860               -
                                            --------------  --------------  --------------


 NET INCOME                                 $   17,022,530  $   19,906,983  $   11,701,221
                                            ==============  ==============  ==============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle     $          .93  $          .90  $          .65
    Cumulative effect of change in
      accounting principle for income taxes              -             .18               -
                                            --------------  --------------  --------------
    Primary earnings per common share       $          .93  $         1.08  $          .65
                                            ==============  ==============  ==============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle        $          .88  $          .86  $          .64
    Cumulative effect of change in
      accounting principle for income taxes              -             .15               -
                                            --------------  --------------  --------------
    Fully diluted earnings per common share $          .88  $         1.01  $          .64
                                            ==============  ==============  ==============

  Cash dividends per common share:
    Class A                                 $          .66  $        .5775  $        .2475
                                            --------------  --------------  --------------
    Class B                                 $          .60  $        .5250  $        .2250
                                            --------------  --------------  --------------


 See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 30, 1995, SEPTEMBER 24, 1994
    AND SEPTEMBER 25, 1993

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...     EXCESS OF     RETAINED
                          SHARES      AMOUNT     SHARES     AMOUNT    PAR VALUE     EARNINGS       TOTAL
                          ---------  --------  ----------  --------  -----------  ------------  ------------
BALANCE,
 SEPTEMBER 26, 1992.      4,292,747  $214,637  13,610,953  $680,548  $48,594,115  $ 90,623,702  $140,113,002
NET INCOME . . . . .              -         -           -         -            -    11,701,221    11,701,221
CASH DIVIDENDS . . .              -         -           -         -            -    (4,125,094)   (4,125,094)
COMMON STOCK
 CONVERSIONS . . . .         18,108       906     (18,108)     (906)           -             -             -

                          ---------  --------  ----------  --------  -----------  ------------  ------------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855   215,543  13,592,845   679,642   48,594,115    98,199,829   147,689,129
NET INCOME . . . . .              -         -           -         -            -    19,906,983    19,906,983
CASH DIVIDENDS . . .              -         -           -         -            -    (9,628,762)   (9,628,762)
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .            450        23           -         -        4,973             -         4,996
COMMON STOCK
 CONVERSIONS . . . .        100,862     5,043    (100,862)   (5,043)           -             -             -

                          ---------  --------  ----------  --------  -----------  ------------  ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167   220,609  13,491,983   674,599   48,599,088   108,478,050   157,972,346
NET INCOME . . . . .              -         -           -         -            -    17,022,530    17,022,530
CASH DIVIDENDS . . .              -         -           -         -            -   (11,178,391)  (11,178,391)
COMMON STOCK
 CONVERSIONS . . . .        165,374     8,268    (165,374)   (8,268)           -             -             -
                          ---------  --------  ----------  --------  -----------  ------------  ------------

BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088  $114,322,189  $163,816,485
                          =========  ========  ==========  ========  ===========  ============  ============




See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 30, 1995, SEPTEMBER 24, 1994
    AND SEPTEMBER 25, 1993
------------------------------------

                                            -------------   ------------   ------------
                                                 1995            1994          1993
                                            -------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                  $  17,022,530   $ 19,906,983   $ 11,701,221
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization expense        26,852,645     22,496,341     20,838,311
  Cumulative effect of change in
   accounting principle for income taxes                -     (3,334,860)             -
  Amortization of deferred gains                        -        (14,144)       (27,334)
  Gains on disposals of property and
   equipment                                     (181,070)      (747,060)      (503,796)
  Receipt of advance payment on
   purchases contract                           2,000,000              -              -
  Recognition of advance payment on
   purchases contracts                           (943,106)      (834,469)      (823,050)
  Deferred income taxes                           600,000        200,000      1,800,000
  Decrease (increase) in receivables            1,531,021     (2,577,393)    (2,365,350)
  (Increase) decrease in inventory            (12,926,138)    (2,218,609)     1,112,913
  (Increase) decrease in other assets            (548,301)     1,197,040       (997,289)
  Increase in accounts payable
   and accrued expenses                        11,860,053      6,209,809     18,715,593
                                            -------------   ------------   ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                         45,267,634     40,283,638     49,451,219
                                            -------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                        869,520      1,288,904        897,887
Capital expenditures                         (118,182,079)   (68,921,873)   (87,293,822)
                                            -------------   ------------   ------------
NET CASH (USED) BY
   INVESTING ACTIVITIES                      (117,312,559)   (67,632,969)   (86,395,935)
                                            -------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt      124,846,585     51,744,393      9,100,000
Proceeds of short-term loans, net              15,000,000      7,000,000     35,000,000
Principal payments of long-term debt          (54,973,504)   (21,020,436)   (10,053,583)
Conversion of Convertible Subordinated
 Debentures                                             -          4,996              -
Dividends paid                                (11,178,391)    (9,628,762)    (4,125,094)
                                            -------------   ------------   ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                    73,694,690     28,100,191     29,921,323
                                            -------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                 1,649,765        750,860     (7,023,393)
Cash at Beginning of Year                      18,471,011     17,720,151     24,743,544
                                            -------------   ------------   ------------

CASH AT END OF YEAR                         $  20,120,776   $ 18,471,011   $ 17,720,151
                                            =============   ============   ============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal year 1995 was a 53-week year, while fiscal years 1994 and 1993 each consisted of 52 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash nightly either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 30, 1995, all investments were in certificates of deposit totaling $4,531,255. Certificates of deposit and demand deposits of approximately $13,690,287 in 25 banks exceed the $100,000 insurance limit per bank.

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

RECLASSIFICATIONS - Certain amounts for 1994 and 1993 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period. Fully diluted earnings per common share gives effect to the assumed

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect.

NEW PRONOUNCEMENTS - The Financial Accounting Standards Board issued new standards (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and (SFAS 123), "Accounting for Stock-based Compensation". The standards must be adopted by the Company no later than the fiscal year ended September 1997. The effect of adopting the standards has not been determined.

 2.  INCOME TAXES

CHANGE IN METHOD OF ACCOUNTING FOR INCOME TAXES - Effective September 26, 1993, the Company adopted FASB Statement No. 109, "Accounting for Income Taxes". As permitted by Statement 109, the Company elected not to restate the financial statements of any prior years. The cumulative effect of the change increased net income for the year ended September 24, 1994 by $3,334,860 or $.18 per common share.

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:

                                             --------------     -------------
                                             SEPTEMBER 30,      September 24,
                                                  1995               1994
                                             --------------     -------------
 Deferred tax liabilities:
  Tax over book depreciation . . . . . . . . $   24,123,000     $  22,652,000
  Property tax method. . . . . . . . . . . .        203,000           243,000
                                             --------------     -------------
   Total deferred tax liabilities  . . . . .     24,326,000        22,895,000
                                             --------------     -------------
 Deferred tax assets:
  Excess of tax basis over financial
   reporting basis of property and equipment      3,971,000         3,971,000
  Insurance reserves . . . . . . . . . . . .      2,192,000         1,605,000
  Other. . . . . . . . . . . . . . . . . . .        898,000           654,000
                                             --------------     -------------
   Total deferred tax assets. . . . . . . .       7,061,000         6,230,000
                                             --------------     -------------
   Net deferred tax liabilities . . . . . .  $   17,265,000     $  16,665,000
                                             ==============     =============


INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

                                       LIABILITY METHOD       Deferred Method
                                    ------------------------  ---------------
                                       1995          1994          1993
                                    ----------    ----------    ----------
  Federal tax at statutory rate . . $9,318,000    $9,160,000    $6,405,000
  State income tax, net of
     federal tax benefits . . . . .    715,000       685,000       360,000
  Other . . . . . . . . . . . . . .   (433,000)     (245,000)     (165,000)
                                    ----------    ----------    ----------
  Total . . . . . . . . . . . . . . $9,600,000    $9,600,000    $6,600,000
                                    ==========    ==========    ==========


Income tax payments of $7,186,997, $9,769,130 and $4,194,801 were made during fiscal years 1995, 1994 and 1993, respectively. Income taxes payable of

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

$2,872,093 at September 30, 1995 and $1,059,090 at September 24, 1994 are
included in the accompanying balance sheets in accounts payable and accrued expenses.

Current and deferred income tax expense are as follows:


                                    ----------    ----------    ----------
                                       1995          1994          1993
                                    ----------    ----------    ----------
Current:
  Federal . . . . . . . . . . . .   $8,000,000    $8,400,000    $4,300,000
  State . . . . . . . . . . . . .    1,000,000     1,000,000       500,000
                                    -----------   ----------    ----------
        Total current . . . . . .    9,000,000     9,400,000     4,800,000
                                    ----------    ----------    ----------
Deferred:
  Depreciation  . . . . . . . . .    1,184,000       355,000     1,730,000
  Deferred gains  . . . . . . . .            -        48,000       130,000
  Self-insurance reserves . . . .     (213,000)       12,000      (251,000)
  Property taxes. . . . . . . . .      (37,000)      (26,000)      423,000
  Other . . . . . . . . . . . . .     (334,000)     (189,000)     (232,000)
                                    ----------    ----------    ----------
        Total deferred  . . . . .      600,000       200,000     1,800,000
                                    ----------    ----------    ----------
  Total expense . . . . . . . . .   $9,600,000    $9,600,000    $6,600,000
                                    ==========    ==========    ==========


Current deferred income tax benefits of $2,960,690 and $1,960,690 for 1995 and 1994, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:


                                             -------------    -------------
                                             SEPTEMBER 30,    September 24,
                                                  1995             1994
                                             -------------    -------------
     Land . . . . . . . . . . . . . . . .    $  93,915,087    $  74,303,692
     Construction in progress . . . . . .       30,347,722       24,402,728
     Buildings  . . . . . . . . . . . . .      237,241,858      190,585,670
     Store, office and warehouse
       equipment  . . . . . . . . . . . .      213,156,608      176,245,189
     Transportation equipment . . . . . .       13,922,509       10,499,783
     Property under capital leases. . . .          151,264          151,264
     Leasehold improvements . . . . . . .       35,977,020       33,737,527
                                             -------------    -------------
     Total. . . . . . . . . . . . . . . .      624,712,068      509,925,853
     Less accumulated depreciation and
      amortization. . . . . . . . . . . .      174,171,292      150,255,748
                                             -------------    -------------
     Property and equipment,net . . . . .    $ 450,540,776    $ 359,670,105
                                             =============    =============


The Company currently maintains general liability, automobile insurance and excess liability coverages. The Company maintains $1 million liability insurance coverage on four aircraft used in its business. The Company

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

maintains casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

 4.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 30, 1995, the Company owned and operated 73 shopping centers, in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are noncancelable operating lease agreements for periods ranging up to twenty-five years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net included in the accompanying consolidated statements of income consists of the following:


                                    -----------  -----------  -----------
                                       1995         1994         1993
                                    -----------  -----------  -----------
Rents earned on owned and
  subleased properties:
     Base rentals including lease
       termination payments. . . .  $ 7,705,645  $ 9,398,680  $ 7,576,190
     Contingent rentals. . . . . .      596,154      428,712      382,919
                                    -----------  -----------  -----------
        Total. . . . . . . . . . .    8,301,799    9,827,392    7,959,109

Depreciation on owned
  properties leased to others  . .   (3,027,886)  (2,438,373)  (2,402,905)

Other shopping center expenses . .   (1,153,934)    (991,979)    (926,412)
                                    -----------  -----------  -----------
    Total. . . . . . . . . . . . .  $ 4,119,979  $ 6,397,040  $ 4,629,792
                                    ===========  ===========  ===========


Owned properties leased to others under operating leases by major classes are summarized as follows:


                                                           ------------
                                                           SEPTEMBER 30,
                                                               1995
                                                           ------------
     Land  . . . . . . . . . . . . . . . . . . . . . . .   $ 26,339,869
     Buildings . . . . . . . . . . . . . . . . . . . . .     86,139,772
                                                           ------------
       Total . . . . . . . . . . . . . . . . . . . . . .    112,479,641
     Less accumulated depreciation . . . . . . . . . . .     17,794,584
                                                           ------------
     Property leased to others, net  . . . . . . . . . .   $ 94,685,057
                                                           ============


The above amounts are included in the respective captions at Note 3.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

The following is a schedule of minimum future rental income on noncancelable operating leases as of September 30, 1995:

     FISCAL YEAR
     -----------
       1996 . . . . . . . . . . . . . . . . . . . . . . .  $ 7,307,595
       1997 . . . . . . . . . . . . . . . . . . . . . . .    6,568,145
       1998 . . . . . . . . . . . . . . . . . . . . . . .    5,667,472
       1999 . . . . . . . . . . . . . . . . . . . . . . .    4,440,995
       2000 . . . . . . . . . . . . . . . . . . . . . . .    3,637,658
       Thereafter . . . . . . . . . . . . . . . . . . . .   19,136,072
                                                           -----------
     Total minimum future rental income . . . . . . . . .  $46,757,937
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

OPERATING LEASES - Rent expense for all operating leases of $11,796,628, $12,016,352 and $11,971,734 for fiscal years 1995, 1994 and 1993, respectively is included in operating and administrative expenses.

The aggregate minimum rental commitments under noncancelable operating leases as of September 30, 1995 are as follows:

     FISCAL YEAR
     -----------
       1996 . . . . . . . . . . . . . . . . . . . . . . . . $ 11,710,539
       1997 . . . . . . . . . . . . . . . . . . . . . . . .   11,573,714
       1998 . . . . . . . . . . . . . . . . . . . . . . . .   11,365,576
       1999 . . . . . . . . . . . . . . . . . . . . . . . .   11,187,021
       2000 . . . . . . . . . . . . . . . . . . . . . . . .   10,894,667
       Thereafter . . . . . . . . . . . . . . . . . . . . .   79,600,921
                                                            ------------
     Total minimum future rental commitments. . . . . . . . $136,332,438
                                                            ============

  6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                             -------------    -------------
                                             SEPTEMBER 30,    September 24,
                                                  1995             1994
                                             -------------    -------------
Accounts payable-trade  . . . . . . . . .    $  66,815,027    $  62,135,297
Property, payroll, and
   other taxes payable  . . . . . . . . .        9,363,814        7,189,278
Salaries, wages, and bonuses payable  . .        7,970,396        6,825,605
Other . . . . . . . . . . . . . . . . . .       13,970,395       10,109,399
                                             -------------    -------------
Total . . . . . . . . . . . . . . . . . .    $  98,119,632    $  86,259,579
                                             =============    =============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

 7.  LONG-TERM LIABILITIES AND SHORT-TERM LOANS

Long-term liabilities and short-term loans are summarized as follows:

                                               -------------    -------------
                                               SEPTEMBER 30,    September 24,
                                                    1995             1994
                                               -------------    -------------
Long-term debt:
  10% Convertible Subordinated
    Debentures, maturing 2008. . . . . . . .   $  37,459,000    $  37,459,000
                                               -------------    -------------
  Notes payable:
   Real estate:
    Weighted average interest rate of 9.92%,
      maturing 1997-2015 . . . . . . . . . .     113,823,773       94,276,011
   Equipment:
    Weighted average interest rate of 8.52%,
      maturing 1997-2000 . . . . . . . . . .      66,783,609       26,333,324
    Interest rate at the average weekly yield
      of one month commercial paper plus 1.9%,
      maturing 1997-2000 . . . . . . . . . .      39,575,832       21,907,040
   Other:
    Interest at certain LIBOR rates plus
      a specified margin, maturing 1997. . .      10,000,000       30,000,000
    Interest at 8.9%, secured by stock of
      Milkco, Inc., maturing 2002. . . . . .      17,857,145                -
    Other. . . . . . . . . . . . . . . . . .       8,166,674        3,750,000
                                               -------------    -------------
                                                 256,207,033      176,266,375
                                               -------------    -------------
Short-term loans, interest rates at less
  than the prime rate. . . . . . . . . . . .      30,000,000       25,000,000
                                               -------------    -------------
Other long-term liabilities:
  Advance payments on purchases contracts. .       5,649,375        4,592,481
  Other. . . . . . . . . . . . . . . . . . .         349,568          417,145
                                               -------------    -------------
  Total  . . . . . . . . . . . . . . . . . .       5,998,943        5,009,626
                                               -------------    -------------
Total long-term liabilities and short-term
  loans  . . . . . . . . . . . . . . . . . .     329,664,976      243,735,001
Less current portion . . . . . . . . . . . .      36,899,696       29,678,057
                                               -------------    -------------
Long-term liabilities, net of current
  portion  . . . . . . . . . . . . . . . . .   $ 292,765,280    $ 214,056,944
                                               =============    =============

The Convertible Subordinated Debentures (the "Debentures") are unsecured and subordinated in right of payment to all existing and future Senior Indebtedness (as defined by the Indenture) of the Company. Interest is payable semi-annually on April 15 and October 15.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

The Debentures are redeemable at any time, in whole or in part, at the option of the Company under certain conditions. The Company has repurchased $14,771,000 of the Debentures and $5,000 of the Debentures have been converted into Class A Common Stock of the Company as of September 30, 1995.

During October 1995, the Company obtained a $28.3 million seven year loan from a financial corporation at an interest rate of 7.58%. The proceeds from the loan were or will be used to reduce short-term borrowings outstanding at September 30, 1995. Short-term borrowings have been reclassified to long-term liabilities at September 30, 1995 pursuant to this refinancing.

At September 30, 1995, property and equipment with an undepreciated cost of approximately $184 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 30, 1995, has the effect of restricting funds available for dividends to approximately $19.0 million.

At September 30, 1995, the Company had unused lines of credit of $55 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

Components of interest costs are as follows:


                                   -----------   -----------   -----------
                                       1995          1994          1993
                                   -----------   -----------   -----------
     Total interest costs . . . .  $26,501,706   $18,184,443   $17,535,853
     Interest capitalized . . . .   (1,761,936)     (888,037)     (250,740)
                                   -----------   -----------   -----------
     Interest expense . . . . . .  $24,739,770   $17,296,406   $17,285,113
                                   ===========   ===========   ===========


Interest payments (net of amounts capitalized) were $23,914,428 for 1995, $16,979,825 for 1994 and $17,325,002 for 1993.

ADVANCE PAYMENTS ON PURCHASES CONTRACTS - The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

Maturities of long-term liabilities at September 30, 1995 are as follows:

     FISCAL YEAR
     -----------
        1996 . . . . . . . . . . . . . . . . . . . . . . .  $ 36,899,696
        1997 . . . . . . . . . . . . . . . . . . . . . . .    47,767,668
        1998 . . . . . . . . . . . . . . . . . . . . . . .    36,101,921
        1999 . . . . . . . . . . . . . . . . . . . . . . .    35,555,042
        2000 . . . . . . . . . . . . . . . . . . . . . . .    22,551,473
        Thereafter . . . . . . . . . . . . . . . . . . . .   150,789,176
                                                            ------------
        Total                                               $329,664,976
                                                            ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

 8.  STOCKHOLDERS' EQUITY

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

EARNINGS PER COMMON SHARE - Weighted average number of common shares used to compute earnings per share is as follows:


                                   ----------   ----------   ----------
                                      1995         1994         1993
                                   ----------   ----------   ----------
     Primary  . . . . . . . . . .  18,316,672   18,386,557   17,969,971
     Fully diluted  . . . . . . .  21,691,357   21,792,770   21,345,107

 9.  EMPLOYEE BENEFIT PLANS

INVESTMENT/PROFIT SHARING PLAN - The purpose of the qualified profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company's Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined annually by the Board of Directors. On February 2, 1994, a 401(k) feature was added to the Profit Sharing Plan. The Profit Sharing Plan including the 401(k) feature was renamed the Ingles Markets, Incorporated

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

Investment/Profit Sharing Plan. Company contributions for fiscal 1995 and 1994 were allocated only to employees participating in the 401(k) portion of the plan.

Company contributions to the plan, included in operating and administrative expenses, were $700,000 for 1995, $452,195 for 1994 and $775,000 for 1993.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of $4,241,183, $3,602,687 and $2,842,329 for 1995, 1994 and 1993, respectively.

BONUS AGREEMENT WITH PRESIDENT - On December 23, 1994, the Company entered into an agreement with its President, whereby the Company agreed to pay a bonus that will accrue in the amount of $300,000 per year during fiscal years 1995 through 1999 up to a maximum aggregate bonus of $1,500,000. The President will receive the full amount of the bonus if he continues to be employed by the Company through September 25, 1999, and prior to that date only if his employment is terminated by the Company with or without cause, or if, in the event of the sale of the Company or a change in control of the Company, the President should terminate his employment with the Company. The President would be entitled to a pro-rata portion of the full amount of the bonus in the event of his death or disability prior to September 25, 1999.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 26, 1992 . . .     169,500     $6.88-$12.75    $1,454,750
       Granted  . . . . . . . .      40,000         6.13           245,000
       Canceled . . . . . . . .     (46,000)     6.13-12.75       (432,500)
                                   --------                     ----------

     Outstanding,
       September 25, 1993 . . .     163,500      6.13-10.00      1,267,250
       Granted  . . . . . . . .      27,000         8.63           232,875
       Canceled . . . . . . . .     (35,500)     6.13-10.00       (323,000)
                                   --------                     ----------

     Outstanding,
       September 24, 1994 . . .     155,000      6.13-10.00      1,177,125
       Granted  . . . . . . . .      27,000        11.38           307,125
       Canceled . . . . . . . .     (46,500)     6.13-11.38       (425,375)
                                   --------                     ----------

     OUTSTANDING,
       SEPTEMBER 30, 1995 . . .     135,500     $6.13-$11.38    $1,058,875
                                   ========                     ==========


1991 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock may be issued to qualified employees from time to time on or before August 6, 1996, provided the plan is approved by the Company's stockholders. Options that lapse or are cancelled may be reissued by the Company. No options are currently exercisable under this plan. Information with respect to options granted, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 26, 1992 . . .     496,000        $6.88        $3,410,000
       Granted  . . . . . . . .     400,000      5.75- 6.00      2,350,000
                                   --------                    -----------
     Outstanding,
       September 25, 1993 . . .     896,000      5.75- 6.88      5,760,000
       Granted  . . . . . . . .     200,000     10.38-11.50      2,187,500
       Canceled . . . . . . . .    (100,000)        6.88          (687,500)
                                   --------                    -----------
     Outstanding,
       September 24, 1994 . . .     996,000      5.75-11.50      7,260,000
       Granted  . . . . . . . .           -          -                   -
       Canceled . . . . . . . .           -          -                   -
                                   --------                    -----------
     OUTSTANDING,
       SEPTEMBER 30, 1995 . . .     996,000     $5.75-$11.50    $7,260,000
                                   ========                     ==========

STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS - On July 21, 1993, the Company entered into nonqualified stock option agreements with each of Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy B. Laney, President and Chief Operating Officer of the Company, under which an aggregate of 100,000 shares of the Company's Class A Common Stock may be issued to each of them. The options may be exercised, after approval of the respective agreements by the Company's stockholders, until July 20, 1998 at an option price of $6.00 per share.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

The option, once approved, may also be exercised at any time upon the death of the optionee prior to July 20, 1998.

On August 2, 1995, the Company entered into a nonqualified stock option agreement with one of its executive officers under which 100,000 shares of the Company's Class A Common Stock may be issued to him at $10.625 per share (the fair market value of the stock at the date the option was granted). The option is exercisable within a period of three months after five years from the date of issue or upon death, disability, or retirement, provided the agreement is approved by the Company's stockholders.

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

10.  MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $236 million in 1995, $207 million in 1994 and $179 million in 1993. This distributor owns approximately 6% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 30, 1995. Amounts owed to this distributor, included in accounts payable-trade, were $4.6 million and $3.1 million at September 30, 1995 and September 24, 1994, respectively.

11.  SUPPLEMENTARY INCOME STATEMENT DATA

Operating and administrative expenses include the following:

                                            1995         1994         1993
                                        -----------  -----------  -----------
   Advertising and promotion expense. . $18,656,718  $17,129,161  $17,295,081
                                        ===========  ===========  ===========

12.  LINES OF BUSINESS

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in thousands) is as follows:


                                  -----------   -----------   -----------
                                      1995          1994          1993
                                  -----------   -----------   -----------
Revenues from unaffiliated
  customers:
    Grocery and food sales . . .  $ 1,385,127   $ 1,233,497   $ 1,141,800
    Shopping center rentals. . .        8,302         9,827         7,959
Income from operations:
    Grocery and food sales . . .       45,327        35,227        29,878
    Shopping center rentals. . .        4,120         6,397         4,630
Assets:
    Grocery and food sales . . .      517,142       428,944       377,242
    Shopping center rentals. . .       94,685        77,649        79,307
Capital expenditures:
    Grocery and food sales . . .      104,527        65,012        58,676
    Shopping center rentals. . .       13,655         3,910        28,618
Depreciation and amortization:
    Grocery and food sales . . .       23,825        20,058        18,435
    Shopping center rentals. . .        3,028         2,438         2,403

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contain thirteen weeks, except for the fourth quarter of fiscal 1995 which contains fourteen weeks.

                                (in thousands except earnings per common share)
                            -------------------------------------------------------
                              1ST         2ND        3RD        4TH
1995                        QUARTER     QUARTER    QUARTER    QUARTER       TOTAL
----                       --------    --------   --------   --------   -----------
NET SALES . . . . . . .    $330,206    $327,950   $347,779   $379,192    $1,385,127
GROSS PROFIT. . . . . .      73,584      74,522     79,336     89,797       317,239
NET INCOME. . . . . . .       3,838       2,187      4,543      6,455        17,023
PRIMARY EARNINGS
 PER COMMON SHARE . . .         .21         .12        .25        .35           .93

1994
----
Net sales . . . . . . .    $297,875    $301,532   $313,862   $320,228    $1,233,497
Gross profit. . . . . .      65,377      67,977     69,644     72,064       275,062
Income before cumulative
 effect of change in
 accounting principle .       3,845       3,859      4,562      4,306        16,572
Net income. . . . . . .       7,180       3,859      4,562      4,306        19,907
Primary earnings per
 common share before
 cumulative effect of
 change in accounting
  principle . . . . . .         .21         .21        .25        .23           .90
Primary earnings per
 common share . . . . .         .39         .21        .25        .23          1.08

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 1995, September 24, 1994
    and September 25, 1993

The carrying amounts and fair values of the Company's financial instruments at September 30, 1995 are as follows (amounts in thousands):

                                            Carrying Amount    Fair Value
                                            ---------------    ----------
Cash and cash equivalents. . . . . . . . . .   $ 20,121         $ 20,121
Receivables. . . . . . . . . . . . . . . . .     15,177           15,177
Short-term liabilities . . . . . . . . . . .     30,000           30,000
Long-term liabilities:
   10% Convertible Subordinated Debentures .     37,459           38,770
   Real Estate . . . . . . . . . . . . . . .    113,824          115,122
   Equipment . . . . . . . . . . . . . . . .    106,359          106,359
   Other . . . . . . . . . . . . . . . . . .     42,023           42,023

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES               SEC SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT
                                       BEGINNING OF     CHARGED TO                   BALANCE AT
DESCRIPTION                                YEAR      COSTS & EXPENSES  DEDUCTIONS   END OF YEAR
-------------------------------------  ------------  ----------------  ----------   -----------
Fiscal year ended September 30, 1995:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  95,953                      $10,463 (1)   $  85,490

Fiscal year ended September 24, 1994:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $ 100,000                      $ 4,047 (1)   $  95,953

Fiscal year ended September 25, 1993:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $ 118,000                      $18,000 (1)   $ 100,000





(1) Uncollectible accounts written off, net of recoveries.

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

                                         Date:  December 15, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                             December 15, 1995
---------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director


/s/ Landy B. Laney                              December 15, 1995
---------------------------------
Landy B. Laney, President, Chief
Operating Officer and Director


/s/ Jack R. Ferguson                            December 15, 1995
---------------------------------
Jack R. Ferguson, Vice President-
Finance, Chief Financial Officer
and Director


/s/ Vaughn C. Fisher                            December 15, 1995
---------------------------------
Vaughn C. Fisher, Vice President-
Sales Manager and Director


/s/ Anthony S. Federico                         December 15, 1995
---------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director


/s/ Brenda S. Tudor                             December 15, 1995
---------------------------------
Brenda S. Tudor, CPA
Secretary and Controller

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

10.1 Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (pages 48-55) [For SEC use only: see document no. 2 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Restatement and Amendment by the Entirety of the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective
         September 26, 1993 (as amended through June 30, 1995). (pages 56-133) [For SEC use only: see document no. 3 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.3 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.4 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (page 134-141) [For SEC use only: see document no. 4 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Amended and Restated Employment Agreement Between the Company and Robert P. Ingle dated as of September 26, 1993. (Included as Exhibit
         10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 24, 1994, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Amended and Restated Stock Option Agreement Between the Company and Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, effective as of July 21, 1993. (pages 142-148) [For SEC use only: see document no. 5 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 Amended and Restated Stock Option Agreement Between the Company and Landy B. Laney, President and Chief Operating Officer of the Company, effective as of July 21, 1993. (pages 149-155) [For SEC use only: see document no. 6 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.8 Letter of Understanding dated September 8, 1992 between the Company and IRT. (Included as Exhibit B to Registrant's Current Report on Form 8-K dated October 1, 1992, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.9 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995. (pages 156-163) [For SEC use only: see document no. 7 of this Edgarized report.]

         (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

11       Statement Regarding Computation of Earnings Per Common Share. (Page
         164) [For SEC use only: see document no. 8 of this Edgarized report.]

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (page 165) [For SEC use only: see document no. 9 of this Edgarized report.]

21 Subsidiaries of the Registrant. (Page 166) [FOR Sec use only: see document no. 10 of this Edgarized report.]

23 Consent of Ernst & Young LLP, Independent Auditors. (page 167) [For SEC use only: see document no. 11 of this Edgarized report.]

27 Financial Data Schedule (for SEC use only). [See document no. 12 of this Edgarized report]