Form 10-Q
period 1995-12-30
INGLES MARKETS INC
filed 1996-02-12
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-Q


                                      [X]

For the quarterly period ended December 30, 1995
                               -----------------

                                      [ ]

For the transition period from                    to
                               ------------------    ------------------

Commission File Number 0-14706



                        INGLES MARKETS, INCORPORATED
--------------------------------------------------------------------------------
(Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
---------------------------------       ----------------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

P.O. Box 6676, Asheville, NC            28816
---------------------------------       ----------------------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
  including area code:                  (704) 669-2941
                                        ----------------------------------------


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

As of February 2, 1996, the registrant had 4,579,041 shares of Class A Common Stock, $.05 par value per share, and 13,325,109 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   December 30, 1995 and
                   September 30, 1995                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   December 30, 1995 and
                   December 24, 1994                                 5

            Consolidated Statements of Changes in
            Stockholders' Equity
                   Three Months Ended
                   December 30, 1995 and
                   December 24, 1994                                 6

            Consolidated Statements of Cash Flows -
                   Three Months Ended
                   December 30, 1995 and
                   December 24, 1994                                 7

            Notes to Unaudited Interim Financial Statements          8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             10

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                      14

Signatures                                                          15

Exhibits
     11   Computation of Earnings Per Common Share                  16

     27   Financial Data Schedule (for SEC use only)


Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               DECEMBER 30,  SEPTEMBER 30,
                                                   1995           1995
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  22,409,810  $  20,120,776
       Receivables                               18,547,553     15,176,746
       Inventories                              118,088,426    116,863,588
       Other                                      4,952,079      3,667,010
                                              -------------  -------------

             TOTAL CURRENT ASSETS               163,997,868    155,828,120

 PROPERTY AND EQUIPMENT - Net                   470,911,669    450,540,776
 ----------------------

 OTHER ASSETS                                     5,492,417      5,458,358
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 640,401,954  $ 611,827,254
                                              =============  =============





 NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                               DECEMBER 30,  SEPTEMBER 30,
                                                  1995           1995
                                               (UNAUDITED)      (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 62,896,509   $ 36,899,696

    Accounts payable and accrued
      expenses                                   97,328,167     98,119,632
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   160,224,676    135,019,328

 DEFERRED INCOME TAXES                           20,426,161     20,226,161
 ---------------------

 LONG-TERM LIABILITIES                          293,966,802    292,765,280
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              474,617,639    448,010,769
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,578,741
      shares issued and outstanding
      December 30, 1995; 4,577,541 shares
      issued and outstanding
      September 30, 1995                            228,937        228,877
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,325,409
      shares issued and outstanding
      December 30, 1995; 13,326,609 shares
      issued and outstanding
      September 30, 1995                            666,271        666,331
     Paid-in capital in excess of
      par value                                  48,599,088     48,599,088

     Retained earnings                          116,290,019    114,322,189
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  165,784,315    163,816,485
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $640,401,954   $611,827,254
                                               ============   ============

 NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                DECEMBER 30, DECEMBER 24,
                                                    1995         1994
                                                ------------ ------------
 NET SALES                                      $357,406,265 $330,206,368
 COST OF GOODS SOLD                              275,038,436  256,622,143
                                                ------------ ------------
 GROSS PROFIT                                     82,367,829   73,584,225

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       69,072,617   63,759,908

 RENTAL INCOME, NET                                  995,347    1,294,944
                                                ------------ ------------
 INCOME FROM OPERATIONS                           14,290,559   11,119,261
 OTHER INCOME, NET                                   569,784       31,719
                                                ------------ ------------

 INCOME BEFORE INTEREST
   AND INCOME TAXES                               14,860,343   11,150,980

 INTEREST EXPENSE                                  7,238,227    5,113,192
                                                ------------ ------------

 INCOME BEFORE
   INCOME TAXES                                    7,622,116    6,037,788
                                                ------------ ------------

 INCOME TAXES:
   Current                                         3,000,000    2,500,000
   Deferred                                         (100,000)    (300,000)
                                                ------------ ------------
                                                   2,900,000    2,200,000
                                                ------------ ------------

 NET INCOME                                     $  4,722,116 $  3,837,788
                                                ============ ============


 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share           $        .26 $        .21
                                                ============ ============


    Fully diluted earnings per common share     $        .24 $        .20
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------





 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
----------------------------------------------------------


                                CLASS A             CLASS B           PAID-IN
                             COMMON STOCK         COMMON STOCK       CAPITAL IN
                          -------------------  --------------------  EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -    3,837,788    3,837,788
CASH DIVIDENDS . . .              -         -           -         -            -   (2,751,806)  (2,751,806)
COMMON STOCK
 CONVERSIONS . . . .         12,825       641     (12,825)     (641)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 24,1994. .      4,424,992  $221,250  13,479,158  $673,958  $48,599,088 $109,564,032 $159,058,328
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -    4,722,116    4,722,116
CASH DIVIDENDS . . .              -         -           -         -            -   (2,754,286)  (2,754,286)
COMMON STOCK
 CONVERSIONS . . . .          1,200        60      (1,200)      (60)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 30,1995. .      4,578,741  $228,937  13,325,409  $666,271  $48,599,088 $116,290,019 $165,784,315
                          =========  ========  ==========  ========  =========== ============ ============




See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                   THREE MONTHS ENDED
                                               --------------------------
                                               DECEMBER 30,  DECEMBER 24,
                                                   1995          1994
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  4,722,116  $  3,837,788

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense          7,769,984     6,149,306
   Receipt of advance payment on purchases
    contract                                        800,000             -
   Recognition of advance payment on
    purchases contracts                            (581,250)     (302,100)
   (Gains) losses on disposals of property and
    equipment                                      (572,988)       85,170
   Deferred income taxes                           (100,000)     (300,000)
   Increase in receivables                       (3,362,894)   (1,306,012)
   Increase in inventory                         (1,224,838)   (3,390,262)
   (Increase)decrease in other assets            (1,089,496)       67,022
   (Decrease) increase in accounts payable
    and accrued expenses                           (791,465)    2,880,019
                                               ------------  ------------

 Net Cash Provided by Operating Activities        5,569,169     7,720,931
                                               ------------  ------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                         904,661        24,652
 Capital expenditures                           (28,410,095)  (33,663,909)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (27,505,434)  (33,639,257)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        39,857,403    50,947,760
 Payments on short-term borrowings, net          (5,000,000)  (15,000,000)
 Principal payments of long-term debt            (7,877,818)   (3,566,141)
 Dividends paid                                  (2,754,286)   (2,751,806)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       24,225,299    29,629,813
                                               ------------  ------------

 Net Increase in Cash                             2,289,034     3,711,487
 Cash at Beginning of Period                     20,120,776    18,471,011
                                               ------------  ------------

 Cash at End of Period                         $ 22,409,810  $ 22,182,498
                                               ============  ============



 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               December 30, 1995

A.  BASIS OF PREPARATION
     In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 30, 1995 and September 30, 1995, and the results of operations, changes in stockholders' equity and cash flows for the three months ended December 30, 1995 and December 24, 1994. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 15, 1995.


     The results of operations for the three month period ended December 30, 1995 are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain amounts for the three month period ended December 24, 1994 have been reclassified for comparative purposes.

     The fiscal year ended September 30, 1995 contained 53 weeks. The Company's quarters normally end on the last Saturday in the month. For comparison purposes, the first quarter of fiscal 1995 ended on December 24, 1994 instead of December 31, 1994. The first three quarters of the fiscal year ended September 30, 1995 contained thirteen weeks each, while the fourth quarter consisted of fourteen weeks.

B.  EARNINGS PER COMMON SHARE
     Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,353,052 and 18,354,685 for the three months ended December 30, 1995 and December 24, 1994, respectively).

     Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,783,919 and 21,729,370 for the three months ended December 30, 1995 and December 24, 1994, respectively.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
     Receivables are presented net of an allowance for doubtful accounts of $85,259 and $85,490 at December 30, 1995 and September 30, 1995,
     respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consist of the following:

                                          December 30,      September 30,
                                              1995              1995
                                          ------------      -------------
     Accounts payable-trade               $ 68,606,928      $  66,815,027
     Property, payroll, and
      other taxes payable                    9,410,906          9,363,814
     Salaries, wages and
      bonuses payable                        5,688,884          7,970,396
     Other                                  13,621,449         13,970,395
                                          ------------      -------------
                                          $ 97,328,167      $  98,119,632
                                          ============      =============

E.  LONG-TERM LIABILITIES
     During the three months ended December 30, 1995, the Company obtained $39,857,403 in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details are as follows:

           Interest rate at 7.58%, maturing 2002,
            secured by real estate and equipment             $ 28,357,403

           Interest rate at 7.61%, maturing 2000,
            secured by equipment                                5,000,000

           Interest at certain LIBOR rates plus
            a specified margin, maturing 1997,
            unsecured                                           6,500,000
                                                             ------------
                                                             $ 39,857,403
                                                             ============

F.  DIVIDENDS
     The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 16, 1995 to stockholders of record on October 6, 1995.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
     Cash paid for interest and taxes is as follows:

                                                THREE MONTHS ENDED
                                          -------------------------------
                                          December 30,       December 24,
                                              1995               1994
                                          ------------       ------------
     Interest (net of
      amount capitalized)                 $  7,983,527       $  6,002,607
     Income taxes                            3,047,300            789,600

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

                 THREE MONTHS ENDED DECEMBER 30, 1995 COMPARED
                 WITH THE THREE MONTHS ENDED DECEMBER 24, 1994

RESULTS OF OPERATIONS

NET SALES

Net sales for the three month period ended December 30, 1995 increased $27.2 million to $357.4 million, up 8.2% over sales of $330.2 million last year. Approximately 62% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. Aggressive merchandising, aggressive pricing and effective advertising helped boost sales. Sales also benefited by increased volume in stores that were expanded, remodeled and/or replaced. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 6.0%.

During the period, one new store was opened and three older stores were remodeled and/or replaced. All of the stores that were remodeled and/or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. At December 30, 1995, the Company operated 183 supermarkets in six states: North Carolina (57), South Carolina
(28), Georgia (73), Tennessee (21), Virginia (3) and Alabama (1).

GROSS PROFIT

Gross profit for the 1996 three month period was $82.4 million, or 23.0% of sales, compared to $73.6 million, or 22.3% of sales, the prior year. Grocery gross profit, as a percentage of sales, increased primarily because of aggressive merchandising, aggressive pricing and an effective advertising program. Benefit was also derived from increased variety in the department. Meat, produce, frozen food and deli gross profit, as a percentage of sales, improved due to better merchandising and aggressive purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.3% in both fiscal 1996 and fiscal 1995. During fiscal 1996, depreciation and amortization expense increased due to the Company's aggressive new store opening, expansion, remodel and/or replacement program. In addition, the cost of labor at store level, the cost of repairs and maintenance and insurance expense also increased. These increases were compensated for by decreases, as a percentage of sales, in advertising and promotional expenditures, the cost of store supplies and rent expense.

RENTAL INCOME, NET

Rental income, net decreased from $1.3 million last year to $1.0 million this year primarily due to increased expense associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations in fiscal 1996 was $14.3 million, or 4.0% of sales, compared to $11.1 million, or 3.4% of sales, a year ago. The increase in operating income was due to the increase in sales and the related increase in gross profit.

OTHER INCOME, NET

Other income, net increased $.5 million. Fiscal 1996 includes gains on the sale of two outparcels of land located adjacent to shopping centers owned by the Company.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 33.3% to $14.9 million, or 4.2% of sales, this year compared to $11.2 million, or 3.4% of sales, last year.

INTEREST EXPENSE

Interest expense was $7.2 million in fiscal 1996 - $5.1 million in fiscal 1995. The increase in interest expense was principally due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7.6 million, or 2.1% of sales, this year compared with $6.0 million, or 1.8% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 38.0% this year compared with 36.4% last year due to the elimination of the targeted jobs tax credit and higher state income taxes.

NET INCOME

Net income for the three month period ended December 30, 1995 increased 23.0% to $4.7 million, or 1.3% of sales, compared to $3.8 million, or 1.2% of sales, the prior year. Primary earnings per common share rose from $.21 last year to $.26 this year.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the three month period ended December 30, 1995 totalled $5.6 million. Net income for the period was $4.7 million and depreciation and amortization expense was $7.8 million.

Receivables increased $3.4 million, inventory increased $1.2 million and other assets increased $1.1 million.

The increase in receivables is primarily the result of an increase in rebates and allowances due from suppliers. The increase in inventory occurred at both store and warehouse levels and is the result of one new store opening, three store expansions, remodels and/or replacements, an expanded warehouse facility, increased variety and the Company's desire to maintain inventory levels to support increased sales volume. The increase in other assets is principally due to an increase in short-term prepaid expenses.

INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - during the period was $27.5 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in four stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1997.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $24.2 million. Proceeds from the issuance of long-term debt aggregated $39.9 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Payments on short-term borrowings, net were $5.0 million. Principal payments of long-term debt were $7.9 million. The Company paid cash dividends of $2.7 million.

FINANCIAL STRENGTH

At December 30, 1995, the Company remained in sound financial condition. Total assets were $640.4 million and stockholders' equity was $165.8 million, compared with $611.8 million and $163.8 million, respectively, at year-end, September 30, 1995. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1996 of 9.3 helped generate cash flow from operations. Return on assets (net income/total assets annualized) increased from 2.5% in 1995 to 2.9% in 1996. Return on investment (net income/average stockholders' equity annualized) improved from 9.7% in fiscal 1995 to 11.5% in fiscal 1996.

CAPITAL REQUIREMENTS

The Company's store expansion, remodeling and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation.

During the period ended December 30, 1995, one new store was opened and three older stores were remodeled and/or replaced. During the balance of fiscal 1996, the Company expects to open eight new stores and expand, remodel and/or replace six existing stores. Additional capital expenditures will be made to:
(1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1996 capital expenditures, in the aggregate, are expected to be approximately $70 to $75 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1997.

FINANCIAL RESOURCES

At December 30, 1995, the Company had lines of credit with six banks totalling $95 million; of this amount $53.5 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $210 million which is available to collateralize additional debt.

The Company believes, based on its current results of operations and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that its current expansion, remodel and/or replacement program will not have a material adverse effect on the availability of such financial resources or on the sufficiency of these resources for the purpose described above. However, there can be no assurance that the Company's results of operations and financial condition will not change in the future based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. In addition, for such reasons, there can be no assurance that the results of operations from the expanded, remodeled and/or replacement stores will meet or exceed the results of operations from existing stores.

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

          Exhibit 11 - Computation of Earnings Per Common Share.

          Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  February 12, 1996                      /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 12, 1996                      /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer