Form 10-Q
period 1996-03-30
INGLES MARKETS INC
filed 1996-05-13
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 1996

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

As of May 7, 1996, the registrant had 4,840,266 shares of Class A Common
Stock, $.05 par value per share, and 13,263,884 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   March 30, 1996 and
                   September 30, 1995                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   March 30, 1996 and
                   March 25, 1995                                    5

                   Six Months Ended
                   March 30, 1996 and
                   March 25, 1995                                    6


            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Six Months Ended
                   March 30, 1996 and
                   March 25, 1995                                    7

            Consolidated Statements of Cash Flows -
                   Six Months Ended
                   March 30, 1996 and
                   March 25, 1995                                    8

            Notes to Unaudited Interim Financial Statements          9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             12

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               19

     Item 6.  Exhibits and Reports on Form 8-K                      20

Signatures                                                          21

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   March 30, 1996 and
                   March 25, 1995                                   22

                   Six Months Ended
                   March 30, 1996 and
                   March 25, 1995                                   23

     27   Financial Data Schedule (for SEC use only)


Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                 MARCH 30,   SEPTEMBER 30,
                                                   1996          1995
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  23,381,684  $  20,120,776
       Receivables                               17,880,454     15,176,746
       Inventories                              122,224,192    116,863,588
       Other                                      4,552,948      3,667,010
                                              -------------  -------------

             TOTAL CURRENT ASSETS               168,039,278    155,828,120

 PROPERTY AND EQUIPMENT - Net                   485,345,731    450,540,776
 ----------------------
 OTHER ASSETS                                     5,389,820      5,458,358
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 658,774,829  $ 611,827,254
                                              =============  =============





 NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 MARCH 30,   SEPTEMBER 30,
                                                   1996          1995
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 72,081,668   $ 36,899,696

    Accounts payable and accrued
      expenses                                   95,361,287     98,119,632
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   167,442,955    135,019,328

 DEFERRED INCOME TAXES                           20,926,161     20,226,161
 ---------------------
 LONG-TERM LIABILITIES                          301,394,995    292,765,280
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              489,764,111    448,010,769
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 4,790,266
      shares issued and outstanding
      March 30, 1996; 4,577,541 shares
      issued and outstanding
      September 30, 1995                            239,513        228,877
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,313,884
      shares issued and outstanding
      March 30, 1996; 13,326,609 shares
      issued and outstanding
      September 30, 1995                            665,695        666,331
    Paid-in capital in excess of
      par value                                  50,139,088     48,599,088
    Retained earnings                           117,966,422    114,322,189
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  169,010,718    163,816,485
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $658,774,829   $611,827,254
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                   THREE MONTHS ENDED
                                                -------------------------
                                                  MARCH 30,    MARCH 25,
                                                    1996         1995
                                                ------------ ------------
 NET SALES                                      $364,223,309 $327,949,528
 COST OF GOODS SOLD                              279,898,927  253,427,793
                                                ------------ ------------
 GROSS PROFIT                                     84,324,382   74,521,735

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       72,072,746   66,426,402

 RENTAL INCOME, NET                                1,239,253    1,026,457
                                                ------------ ------------
 INCOME FROM OPERATIONS                           13,490,889    9,121,790
 OTHER INCOME, NET                                   909,479       91,747
                                                ------------ ------------

 INCOME BEFORE INTEREST
   AND INCOME TAXES                               14,400,368    9,213,537

 INTEREST EXPENSE                                  7,269,661    5,926,406
                                                ------------ ------------

 INCOME BEFORE
   INCOME TAXES                                    7,130,707    3,287,131
                                                ------------ ------------

 INCOME TAXES:
   Current                                         2,900,000    1,400,000
   Deferred                                         (200,000)    (300,000)
                                                ------------ ------------
                                                   2,700,000    1,100,000
                                                ------------ ------------

 NET INCOME                                     $  4,430,707 $  2,187,131
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share           $        .24 $        .12
                                                ============ ============


    Fully diluted earnings per common share     $        .23 $        .12
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------





 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    SIX MONTHS ENDED
                                               -------------------------
                                                 MARCH 30,    MARCH 25,
                                                   1996         1995
                                               ------------ ------------
NET SALES                                      $721,629,574 $658,155,896
COST OF GOODS SOLD                              554,937,363  510,049,936
                                               ------------ ------------
GROSS PROFIT                                    166,692,211  148,105,960

OPERATING AND ADMINISTRATIVE
  EXPENSES                                      141,145,363  130,186,310

RENTAL INCOME, NET                                2,234,600    2,321,401
                                               ------------ ------------
INCOME FROM OPERATIONS                           27,781,448   20,241,051
OTHER INCOME, NET                                 1,479,263      123,466
                                               ------------ ------------

INCOME BEFORE INTEREST
  AND INCOME TAXES                               29,260,711   20,364,517

INTEREST EXPENSE                                 14,507,888   11,039,598
                                               ------------ ------------

INCOME BEFORE
  INCOME TAXES                                   14,752,823    9,324,919
                                               ------------ ------------

INCOME TAXES:
  Current                                         5,900,000    3,900,000
  Deferred                                         (300,000)    (600,000)
                                               ------------ ------------
                                                  5,600,000    3,300,000
                                               ------------ ------------

NET INCOME                                     $  9,152,823 $  6,024,919
                                               ============ ============

PER-SHARE AMOUNTS:
 Earnings per common share:
   Primary earnings per common share           $        .50 $        .33
                                               ============ ============

   Fully diluted earnings per common share     $        .46 $        .33
                                               ============ ============

 Cash dividends per common share:
   Class A                                     $        .33 $        .33
                                               ------------ ------------
   Class B                                     $        .30 $        .30
                                               ------------ ------------





See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -    6,024,919    6,024,919
CASH DIVIDENDS . . .              -         -           -         -            -   (5,503,804)  (5,503,804)
COMMON STOCK
 CONVERSIONS . . . .         20,000     1,000     (20,000)   (1,000)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 25, 1995. . .      4,432,167  $221,609  13,471,983  $673,599  $48,599,088 $108,999,165 $158,493,461
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -    9,152,823    9,152,823
CASH DIVIDENDS . . .              -         -           -         -            -   (5,508,590)  (5,508,590)
EXERCISE OF STOCK
 OPTIONS . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
COMMON STOCK
 CONVERSIONS . . . .         12,725       636     (12,725)     (636)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 MARCH 30, 1996. . .      4,790,266  $239,513  13,313,884  $665,695  $50,139,088 $117,966,422 $169,010,718
                          =========  ========  ==========  ========  =========== ============ ============





See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                 MARCH 30,     MARCH 25,
                                                   1996          1995
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  9,152,823  $  6,024,919

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         15,831,881    12,713,323
   Receipt of advance payments on purchases
    contracts                                     2,000,000             -
   Recognition of advance payments on purchases
    contracts                                    (1,240,625)     (540,606)
   (Gains) losses on disposals of property and
    equipment                                    (1,455,082)       64,826
   Deferred income taxes                           (300,000)     (600,000)
   Increase in receivables                       (2,676,827)     (676,260)
   Increase in inventory                         (5,360,604)   (6,154,279)
   Decrease in other assets                          19,896        95,520
   Decrease in accounts payable
    and accrued expenses                         (2,408,345)   (6,342,961)
                                               ------------  ------------

 Net Cash Provided by Operating Activities       13,563,117     4,584,482
                                               ------------  ------------

 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                       2,023,241        55,204

 Capital expenditures                           (51,069,172)  (60,876,933)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (49,045,931)  (60,821,729)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        48,714,551    63,650,820
 Principal payments on long-term debt           (26,662,239)  (12,652,504)
 Proceeds from short-term borrowings, net        21,000,000    12,500,000
 Proceeds from exercise of stock options          1,200,000             -
 Dividends paid                                  (5,508,590)   (5,503,804)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       38,743,722    57,994,512
                                               ------------  ------------

 Net Increase in Cash                             3,260,908     1,757,265
 Cash at Beginning of Period                     20,120,776    18,471,011
                                               ------------  ------------

 Cash at End of Period                         $ 23,381,684  $ 20,228,276
                                               ============  ============



 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 March 30, 1996

A.  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 30, 1996, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 30, 1996 and March 25, 1995. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 15, 1995.

The results of operations for the three month and six month periods ended March 30, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and six month periods ended March 25, 1995 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE

Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,474,353 and 18,425,683 for the three month and six month periods ended March 30, 1996, respectively and 18,289,829 and 18,321,171 for the three month and six month periods ended March 25, 1995, respectively).

Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,920,578 and 21,917,329 for the three and six month periods ended March 30, 1996, respectively, and 21,695,856 for the six month period ended March 25, 1995. The effect for the three month period ended March 25, 1995 of the conversion of the Convertible Subordinated Debentures was anti-dilutive and therefore the conversion was not assumed in the fully diluted calculation for this period.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $85,598 and $85,490 at March 30, 1996 and September 30, 1995, respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                               March 30,      September 30,
                                                 1996             1995
                                             ------------     -------------
 Accounts payable-trade                      $ 68,252,169     $  66,815,027
 Property, payroll and
  other taxes payable                           8,742,358         9,363,814
 Salaries, wages and
  bonuses payable                               6,468,594         7,970,396
 Self-insurance reserves                        4,410,000         4,350,000
 Other                                          7,488,166         9,620,395
                                             ------------     -------------
                                             $ 95,361,287     $  98,119,632
                                             ============     =============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $2,184,926 and $2,512,654 for the three month periods ended March 30, 1996 and March 25, 1995, respectively. For the six month periods ended March 30, 1996 and March 25, 1995, employee insurance expense totalled $4,149,030 and $4,151,976, respectively.

E.  LONG-TERM LIABILITIES

        During the six month period ended March 30, 1996, the Company obtained $48,714,551 in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details of the new debt are as follows:

           Interest rate at 7.58%, maturing 2002
            secured by real estate and equipment              $  28,357,403

           Interest rate at 7.61%, maturing 2000,
            secured by equipment                                  5,000,000

           Interest rate at 9.25%, maturing 2005,
            secured by real estate                                2,092,893

           Interest at LIBOR rate plus a specified
             margin, maturing May 1997, unsecured                13,000,000

           Other                                                    264,255
                                                              -------------
                                                              $  48,714,551
                                                              =============

During April 1996, the Company obtained a $10.0 million loan from a bank under a previously existing long-term line of credit expiring in May 1997 with a rate of interest at LIBOR plus a specified margin. On May 7, 1996, the Company obtained a commitment for a five-year loan in the amount of $10.0 million from a bank at an interest rate fixed at 1.85% over the 5-year U.S. Treasury bill rate. The proceeds of these loans were or will be used to reduce short-term borrowings outstanding at March 30, 1996. Short-term borrowings have been reclassified to long-term liabilities at March 30, 1996 pursuant to this refinancing.

F.  DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 16, 1996 and October 16, 1995 to stockholders of record on January 5, 1996 and October 6, 1995, respectively.

G.  SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                SIX MONTH PERIOD ENDED
                                            --------------------------------
                                              March 30,          March 25,
                                                1996               1995
                                            ------------       ------------
 Interest (net of
  amount capitalized)                       $ 14,292,574       $ 10,703,817
 Income taxes                                  8,456,090          5,029,100

H.  EXERCISE OF STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS

During the three month period ended March 30, 1996, Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy
B. Laney, President and Chief Operating Officer of the Company, each exercised their options to purchase 100,000 shares of the Company's Class A Common Stock at an option price of $6.00 per share. The difference between the fair market value of the Class A Common Stock at the date of the grant of the options ($7.75 per share) and the option price ($6.00 per share) was previously expensed on the Company's books.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS



                   THREE MONTHS ENDED MARCH 30, 1996 COMPARED
                   WITH THE THREE MONTHS ENDED MARCH 25, 1995

NET SALES

Net sales for the three month period ended March 30, 1996 increased $36.3 million, to $364.2 million, up 11.1% over sales of $327.9 million last year. Approximately 64% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. The Company pursued an aggressive merchandising and pricing strategy to boost sales in all departments, conducted an effective advertising campaign, and increased variety in its grocery department. Sales also benefited from increased volume in stores which were expanded, remodeled and/or replaced during the prior and current fiscal years.

During the three month period ended March 30, 1996, one new store was opened and an older store was replaced.

GROSS PROFIT

Gross profit for the period was $84.3 million, or 23.2% of sales, compared to $74.5 million, or 22.7% of sales, a year ago - an increase of 13.2%. Grocery gross profit, as a percentage of sales, increased primarily because of an aggressive purchasing program. Meat, produce and deli gross profit, as a percentage of sales, improved due to better merchandising and aggressive purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.8% this year compared to 20.3% last year. The percentage decrease is primarily due to decreases in advertising and promotional expenditures, the cost of labor at store level, insurance and rent expense, and the cost of store supplies. These decreases were partially offset by increases, as a percentage of sales, in depreciation and amortization expense resulting from the Company's aggressive capital expenditure program and higher expense associated with repairs and maintenance.

RENTAL INCOME, NET

Rental income, net increased from $1.0 million last year to $1.2 million this year. The increase is due to an increase in rental income, $.3 million, net of increased expense, $.1 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations increased 47.9% to $13.5 million, or 3.7% of sales, compared to $9.1 million, or 2.8% of sales, the prior year. The increase in operating income in fiscal 1996 is due to the increase in sales, the related increase in gross profit and the decrease, as a percentage of sales, in operating and administrative expenses.

OTHER INCOME, NET

Other income, net increased $.8 million. Fiscal 1996 includes gains of $.9 million on the sale of two outparcels of land located adjacent to shopping centers owned by the Company.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 56.3% to $14.4 million, or 3.9% of sales, this year compared with $9.2 million, or 2.8% of sales, last year.

INTEREST EXPENSE

Interest expense was $7.3 million in fiscal 1996 - $5.9 million in fiscal 1995. The increase in interest expense was principally due to an increase in debt to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $7.1 million, or 2.0% of sales, this year compared with $3.3 million, or 1.0% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income was 37.9% this year compared with 33.5% last year due to the elimination of the targeted jobs tax credit and higher state income taxes.

NET INCOME

Net income for the three month period ended March 30, 1996 increased 102.6% to $4.4 million, or 1.2% of sales, compared to $2.2 million, or .7% of sales, the prior year. Primary earnings per common share doubled - from $.12 last year to $.24 this year.


                    SIX MONTHS ENDED MARCH 30, 1996 COMPARED
                    WITH THE SIX MONTHS ENDED MARCH 25, 1995

NET SALES

Net sales for the six month period ended March 30, 1996 increased $63.5 million to $721.6 million, up 9.6% over sales of $658.1 million last year. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 7.0%. Aggressive merchandising, aggressive pricing and effective advertising helped boost sales. Sales also benefited by increased volume in stores that were expanded, remodeled and/or replaced during the past year.

During the period, two new stores were opened and four older stores were expanded, remodeled and/or replaced. At March 30, 1996, the Company operated 184 supermarkets in six states: North Carolina (58), South Carolina (28), Georgia (73), Tennessee (21), Virginia (3) and Alabama (1).

GROSS PROFIT

Gross profit for the 1996 six month period was $166.7 million, or 23.1% of sales, compared with $148.1 million, or 22.5% of sales, the prior year. Grocery gross profit, as a percentage of sales, increased primarily because of aggressive merchandising, aggressive pricing, effective advertising and increased variety in the department. Meat, produce and deli gross profit, as a percentage of sales, improved due to better merchandising and aggressive purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.6% in fiscal 1996 - 19.8% in fiscal 1995. During fiscal 1996, depreciation and amortization expense increased due to the Company's aggressive capital expenditure program last year and so far this year. The cost of repairs and maintenance also increased. These increases were more than offset by decreases, as a percentage of sales, in advertising and promotional expenditures, the cost of store supplies, rent and insurance expense and the cost of labor at store level.

RENTAL INCOME, NET

Rental income, net was $2.3 million last year - $2.2 million this year. Increased rental income was more than offset by increased expense associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations in fiscal 1996 was $27.8 million, or 3.8% of sales, compared to $20.2 million, or 3.1% of sales, last year. The increase in operating income was due to the increase in sales, the related increase in gross profit and the decrease, as a percentage of sales, in operating and administrative expenses.

OTHER INCOME, NET

Other income, net increased $1.4 million. Fiscal 1996 includes gains of $1.4 million on the sale of four outparcels of land located adjacent to shopping centers owned by the Company.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 43.7% to $29.3 million, or 4.0% of sales, this year compared to $20.4 million, or 3.1% of sales, last year.

INTEREST EXPENSE

Interest expense was $14.5 million in fiscal 1996 - $11.0 million in fiscal 1995. The increase in interest expense is principally due to an increase in debt to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $14.8 million, or 2.0% of sales, this year compared with $9.3 million, or 1.4% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 37.9% this year compared with 35.4% last year due to the elimination of the targeted jobs tax credit and higher state income taxes.

NET INCOME

Net income for the six month period ended March 30, 1996 increased 51.9% to $9.2 million, or 1.3% of sales, compared to $6.0 million, or .9% of sales, the prior year. Primary earnings per common share rose from $.33 last year to $.50 this year.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the six month period ended March 30, 1996 totalled $13.6 million. Net income for the period was $9.2 million and depreciation and amortization expense was $15.8 million. Inventory increased $5.4 million, receivables increased $2.7 million, accounts payable and accrued expenses decreased $2.4 million, the receipt of advanced payments on purchases contracts was $2.0 million, recognition of advance payments on purchases contracts was $1.2 million and gains on the disposals of property and equipment were $1.5 million.

The increase in inventory occurred at both store and warehouse levels and is the result of two new store openings, four store expansions, remodels and/or replacements, an expanded warehouse facility, increased variety and the Company's desire to maintain inventory levels to support increased sales volume. The increase in receivables is primarily the result of an increase in rebates and allowances due from suppliers. The decrease in accounts payable and accrued expenses was principally due to a decrease in property, payroll and other taxes payable ($.6 million), a decrease in salaries, wages and bonuses payable ($1.5 million) and a decrease in miscellaneous other payables ($2.1 million) partially offset by an increase in accounts payable trade ($1.4 million).

INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - during the period was $49.0 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in fifteen stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1997.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $38.7 million. Proceeds from the issuance of long-term debt aggregated $48.7 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Proceeds from short-term borrowings, net were $21.0 million. Principal payments on long-term debt were $26.7 million. The Company paid cash dividends of $5.5 million.

FINANCIAL STRENGTH

At March 30, 1996, the Company remained in sound financial condition. Total assets were $658.8 million and stockholders' equity was $169.0 million, compared with $611.8 million and $163.8 million, respectively, at year-end, September 30, 1995. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1996 of 9.1 helped generate cash flow from operations. Return on assets (net income/total assets annualized) increased from 2.1% in 1995 to 2.8% in 1996. Return on investment (net income/average stockholders' equity annualized) improved from 7.6% in fiscal 1995 to 11.0% in fiscal 1996.

CAPITAL REQUIREMENTS

The Company's store expansion, remodeling and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores is subject to several factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation.

During the period ended March 30, 1996, two new stores were opened and four older stores were expanded, remodeled and/or replaced. During the balance of fiscal 1996, the Company expects to open six new stores and expand, remodel and/or replace three existing stores. In addition, the Company plans minor remodels ("face-lifts") at seven existing store locations. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment,
(2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1996 capital expenditures, in the aggregate, are expected to be approximately $75 million to $80 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1997.

FINANCIAL RESOURCES

At March 30, 1996, the Company had lines of credit with six banks totalling $106 million; of this amount $42 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $230 million which is available to collateralize additional debt.

During April 1996, the Company obtained a $10.0 million loan from a bank under a previously existing long-term line of credit expiring May 1997 with a rate of interest at LIBOR plus a specified margin. On May 7, 1996, the Company obtained a commitment for a five year loan in the amount of $10.0 million from a bank at an interest rate fixed at 1.85% over the 5-year U.S. Treasury bill rate. The proceeds of these loans were or will be used to reduce short-term borrowings outstanding at March 30, 1996.

The Company believes, based on its current results of operations and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that its current expansion, remodel and/or replacement program will not have a material adverse effect on the availability of these financial resources or on the sufficiency of these resources for the purpose described. There can be no assurance, however, that the Company's results of operations and financial condition will not change in the future based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. In addition, for such reasons, there can be no assurance that the results of operations from the expanded, remodeled and/or replacement stores will meet or exceed the results of operations from existing stores.

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

INSURANCE

The Company maintains general liability, automobile and excess liability coverages. The Company carries $10 million liability insurance coverage on four aircraft used in its business. The Company carries casualty insurance only on those properties where it is required to do so.

Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 71% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported, with a maximum per occurrence of $350,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. The Company is insured for covered costs in excess of these limits.

Insurance expense, as a percentage of sales, for the six month period ended March 30, 1996, decreased .07%.

IMPACT OF INFLATION

Inflation in food prices continues to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs is dependent on improved operating efficiencies and, to the extent possible, improved gross margins.

IMPACT OF SFAS 121 AND SFAS 123

The Financial Accounting Standards Board issued new standards (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and (SFAS 123), "Accounting for Stock-based Compensation" effective for the fiscal year ending September 1997. The effect of adopting the standards has not been determined.

Part II.  Other Information.

Item 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 20, 1996. Matters submitted to a vote of the stockholders at this meeting were as follows:

          (1) Election of eight directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 3,931,952 votes for, 178,616 votes withheld, 0 abstentions and 0 broker nonvotes and
          (b) Mr. Wingate: 3,938,508 votes for, 172,260 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Landy B. Laney, Anthony S. Federico, Jack R. Ferguson, Vaughn C. Fisher and Ralph H. Gardner were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Ingle: 13,072,335 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr Laney:
          13,072,260 votes for, 75 votes withheld, 0 abstentions and 0 broker nonvotes and (c) Mr. Federico: 13,072,110 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes and (d) Mr. Ferguson:
          13,072,335 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes and (e) Mr. Fisher: 13,071,135 votes for, 1,200 votes withheld, 0 abstentions and 0 broker nonvotes and (f) Mr. Gardner:
          13,072,335 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes.

          (2) The Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan was adopted and approved by the following vote. Holders of Class A Common Stock: 3,560,218 votes for, 160,247 against, 62,004 abstentions and 0 broker nonvotes. Holders of Class B Common Stock (10 votes per share): 13,066,635 shares voting for, 0 shares voting against, 5,700 shares abstaining and 328,299 broker nonvotes.

          (3) The Amended and Restated Stock Option Agreement between the Company and Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, effective as of July 21, 1993 was adopted and approved by the following vote. Holders of Class A Common Stock: 3,675,786 votes for, 259,025 votes against, 56,878 abstentions and 0 broker nonvotes. Holders of Class B Common Stock (10 votes per share): 13,066,835 shares voting for, 75 shares voting against, 5,425 shares abstaining and 119,079 broker nonvotes.

          (4) The Amended and Restated Stock Option Agreement between the Company and Landy B. Laney, President and Chief Operating Officer of the Company, effective as of July 21, 1993 was adopted and approved by the following vote. Holders of Class A Common Stock: 3,672,891 votes for, 264,058 votes against, 54,740 abstentions and 0 broker nonvotes. Holders of Class B Common Stock (10 votes per share):
          13,066,835 shares voting for, 75 shares voting against, 5,425 shares abstaining and 119,079 broker nonvotes.

          (5) The Stock Option Agreement between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995 was adopted and approved by the following vote. Holders of Class A Common Stock: 3,777,083 votes for, 155,028 votes against, 59,878 abstentions and 0 broker nonvotes. Holders of Class B Common Stock (10 votes per share): 13,066,610 shares voting for, 300 shares voting against, 5,425 shares abstaining and 119,079 broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 11 - Computation of Earnings Per Common Share.
          Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended March 30, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              INGLES MARKETS, INCORPORATED



Date:  May 13, 1996                           /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 13, 1996                           /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer