Form 10-Q
period 1996-06-29
INGLES MARKETS INC
filed 1996-08-12
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to                   .
                               -----------------    -----------------
Commission File Number 0-14706



                        INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
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

As of August 2, 1996 the registrant had 5,073,091 shares of Class A Common Stock, $.05 par value per share, and 13,031,059 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                             Page No.
                                                             --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   June 29, 1996 and
                   September 30, 1995                               3

            Consolidated Statements of Income -
                   Three Months Ended
                   June 29, 1996 and
                   June 24, 1995                                    5

                   Nine Months Ended
                   June 29, 1996 and
                   June 24, 1995                                    6

            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Nine Months Ended
                   June 29, 1996 and
                   June 24, 1995                                    7

            Consolidated Statements of Cash Flows -
                   Nine Months Ended
                   June 29, 1996 and
                   June 24, 1995                                    8

            Notes to Unaudited Interim Financial Statements         9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                            12

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                     19

Signatures                                                         20

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   June 29, 1996 and
                   June 24, 1995                                   21

                   Nine Months Ended
                   June 29, 1996 and
                   June 24, 1995                                   22

     27   Financial Data Schedule
          (For SEC Use Only)

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                 JUNE 29,    SEPTEMBER 30,
                                                   1996           1995
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS

       Cash                                   $  22,927,644  $  20,120,776
       Receivables                               18,150,361     15,176,746
       Inventories                              122,932,535    116,863,588
       Other                                      4,302,956      3,667,010
                                              -------------  -------------

             TOTAL CURRENT ASSETS               168,313,496    155,828,120

 PROPERTY AND EQUIPMENT - Net                   509,803,187    450,540,776

 OTHER ASSETS                                     5,368,318      5,458,358
                                              -------------  -------------
 TOTAL ASSETS                                 $ 683,485,001  $ 611,827,254
                                              =============  =============





 NOTE: The balance sheet at September 30, 1995 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JUNE 29,    SEPTEMBER 30,
                                                   1996          1995
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES

    Short-term loans and current
      portion of long-term liabilities         $ 58,338,308   $ 36,899,696

    Accounts payable and accrued
      expenses                                  106,377,874     98,119,632
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   164,716,182    135,019,328

 DEFERRED INCOME TAXES                           21,034,578     20,226,161

 LONG-TERM LIABILITIES                          325,615,049    292,765,280
                                               ------------  -------------
 TOTAL LIABILITIES                              511,365,809    448,010,769
                                               ------------   ------------

 STOCKHOLDERS' EQUITY

    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 5,043,141
      shares issued and outstanding
      June 29, 1996; 4,577,541 shares
      issued and outstanding
      September 30, 1995                            252,157        228,877
     Class B, $.05 par value; 100,000,000
      shares authorized; 13,061,009
      shares issued and outstanding
      June 29, 1996; 13,326,609 shares
      issued and outstanding
      September 30, 1995                            653,051        666,331
     Paid-in capital in excess of
      par value                                  50,139,088     48,599,088
     Retained earnings                          121,074,896    114,322,189
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  172,119,192    163,816,485
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $683,485,001   $611,827,254
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                    THREE MONTHS ENDED
                                                -------------------------
                                                  JUNE 29,     JUNE 24,
                                                    1996         1995
                                                ------------ ------------
 NET SALES                                      $370,352,342 $347,778,761
 COST OF GOODS SOLD                              282,834,547  268,442,625
                                                ------------ ------------
 GROSS PROFIT                                     87,517,795   79,336,136

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       72,663,246   68,039,823

 RENTAL INCOME, NET                                1,600,288    1,189,904
                                                ------------ ------------
 INCOME FROM OPERATIONS                           16,454,837   12,486,217

 OTHER INCOME, NET                                   437,567    1,033,680
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               16,892,404   13,519,897

 INTEREST EXPENSE                                  7,195,702    6,476,465
                                                ------------ ------------

 INCOME BEFORE
   INCOME TAXES                                    9,696,702    7,043,432
                                                ------------ ------------

 INCOME TAXES:
   Current                                         2,200,000      400,000
   Deferred                                        1,600,000    2,100,000
                                                ------------ ------------
                                                   3,800,000    2,500,000
                                                ------------ ------------

 NET INCOME                                     $  5,896,702 $  4,543,432
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share                                     $        .32 $        .25
                                                ============ ============

    Fully diluted earnings per common
      share                                     $        .29 $        .23
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------





 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                 -----------------------------
                                                   JUNE 29,        JUNE 24,
                                                     1996            1995
                                                 -------------- --------------
 NET SALES                                       $1,091,981,916 $1,005,934,657
 COST OF GOODS SOLD                                 837,771,910    778,492,561
                                                 -------------- --------------
 GROSS PROFIT                                       254,210,006    227,442,096

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                         213,808,609    198,226,133

 RENTAL INCOME, NET                                   3,834,888      3,511,305
                                                 -------------- --------------
 INCOME FROM OPERATIONS                              44,236,285     32,727,268

 OTHER INCOME, NET                                    1,916,830      1,157,146
                                                 -------------- --------------

 INCOME BEFORE INTEREST
   AND INCOME TAXES                                  46,153,115     33,884,414

 INTEREST EXPENSE                                    21,703,590     17,516,063
                                                 -------------- --------------

 INCOME BEFORE
   INCOME TAXES                                      24,449,525     16,368,351
                                                 -------------- --------------

 INCOME TAXES:
   Current                                            8,100,000      4,300,000
   Deferred                                           1,300,000      1,500,000
                                                 --------------  -------------
                                                      9,400,000      5,800,000
                                                 --------------  -------------

 NET INCOME                                      $   15,049,525 $   10,568,351
                                                 ============== ==============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share            $          .82 $          .58
                                                 ============== ==============

    Fully diluted earnings per common share      $          .76 $          .56
                                                 ============== ==============


  Cash dividends per common share:
    Class A                                      $        .4950 $        .4950
                                                 -------------- --------------
    Class B                                      $        .4500 $        .4500
                                                 -------------- --------------





See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
________________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL
                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
NET INCOME . . . . .              -         -           -         -            -   10,568,351   10,568,351
CASH DIVIDENDS . . .              -         -           -         -            -   (8,255,939)  (8,255,939)
COMMON STOCK
 CONVERSIONS . . . .         62,899     3,145     (62,899)   (3,145)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 JUNE 24, 1995 . . .      4,475,066  $223,754  13,429,084  $671,454  $48,599,088 $110,790,462 $160,284,758
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -   15,049,525   15,049,525
CASH DIVIDENDS . . .              -         -           -         -            -   (8,296,818)  (8,296,818)
EXERCISE OF STOCK
 OPTIONS . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
COMMON STOCK
 CONVERSIONS . . . .        265,600    13,280    (265,600)  (13,280)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 JUNE 29, 1996 . . .      5,043,141  $252,157  13,061,009  $653,051  $50,139,088 $121,074,896 $172,119,192
                          =========  ========  ==========  ========  =========== ============ ============

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                  NINE MONTHS ENDED
                                                              --------------------------
                                                                JUNE 29,      JUNE 24,
                                                                  1996          1995
                                                              ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                                   $ 15,049,525  $ 10,568,351

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense                        24,096,235    19,658,767
   Receipt of advance payments on purchases
    contracts                                                    2,409,955             -
   Recognition of advance payments on purchases
    contracts                                                   (2,046,237)     (746,231)
   Gains on disposals of property and
    equipment                                                   (1,938,124)     (289,090)
   Deferred income taxes                                         1,300,000     1,500,000
   (Increase) decrease in receivables                           (2,934,069)    1,246,814
   Increase in inventory                                        (6,068,947)   (5,536,232)
   (Increase) decrease in other assets                            (839,956)       77,924
   Increase in accounts payable and accrued
    expenses                                                     8,156,659     5,777,430
                                                              ------------  ------------

 Net Cash Provided by Operating Activities                      37,185,041    32,257,733
                                                              ------------  ------------

 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                                      2,620,986       536,128
 Capital expenditures                                          (83,827,004)  (90,287,673)
                                                              ------------  ------------

 Net Cash (Used) by Investing Activities                       (81,206,018)  (89,751,545)
                                                              ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt                       84,714,551    95,919,747
 Principal payments on long-term debt                          (31,789,888)  (26,588,635)
 Proceeds (payments) from short-term
  borrowings, net                                                1,000,000    (1,000,000)
 Proceeds from exercise of stock options                         1,200,000             -
 Dividends paid                                                 (8,296,818)   (8,255,939)
                                                              ------------  ------------

 Net Cash Provided By Financing Activities                      46,827,845    60,075,173
                                                              ------------  ------------

 Net Increase in Cash                                            2,806,868     2,581,361
 Cash at Beginning of Period                                    20,120,776    18,471,011
                                                              ------------  ------------

 Cash at End of Period                                        $ 22,927,644  $ 21,052,372
                                                              ============  ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 June 29, 1996

A. BASIS OF PREPARATION
    In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 29, 1996, and the results of operations for the three month and nine month periods ended June 29, 1996 and June 24, 1995 and changes in stockholders' equity and cash flows for the nine month period ended June 29, 1996 and June 24, 1995. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1995 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 15, 1995.

    The results of operations for the three month and nine month periods ended June 29, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain amounts for the three month and nine month periods ended June 24, 1995 have been reclassified for comparative purposes.

B. EARNINGS PER COMMON SHARE
    Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (18,589,972 and 18,466,117 for the three month and nine month periods ended June 29, 1996, respectively and 18,301,028 and 18,313,789 for the three month and nine month periods ended June 24, 1995, respectively).

    Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 21,964,657 and 21,847,132 for the three month and nine month periods ended June 29, 1996, respectively, and 21,731,033 for the three month and nine month periods ended June 24, 1995.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Receivables are presented net of an allowance for doubtful accounts of $79,058 and $85,490 at June 29, 1996 and September 30, 1995, respectively.

D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    Accounts payable and accrued expenses consist of the following:

                                                 June 29,    September 30,
                                                   1996          1995
                                               ------------  -------------
      Accounts payable-trade                   $ 75,223,314  $  66,815,027
      Property, payroll, and
       other taxes payable                        9,480,383      9,363,814
      Salaries, wages and
       bonuses payable                            8,239,452      7,970,396
      Self-insurance reserves                     4,440,000      4,350,000
      Other                                       8,994,725      9,620,395
                                               ------------  -------------
                                               $106,377,874  $  98,119,632
                                               ============  =============

    Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $1,807,343 and $2,008,115 for the three month periods ended June 29, 1996 and June 24, 1995, respectively. For the nine month periods ended June 29, 1996 and June 24, 1995, employee insurance expense totaled $5,956,373 and $6,160,091, respectively.

E. LONG-TERM LIABILITIES
    During the nine month period ended June 29, 1996, the Company obtained $84.7 million in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details of the new debt are as follows:

          Interest rate at 7.58%, maturing 2002,
               secured by real estate and equipment           $28,357,403

          Interest rate at 8.28%, maturing 2001,
           secured by equipment                                10,000,000

          Interest rate at 7.61%, maturing 2000,
               secured by equipment                             5,000,000

          Interest at LIBOR rate plus a specified
           margin, maturing February 1998, unsecured           20,000,000

          Interest rate at 9.25%, maturing 2005,
           secured by real estate                               2,092,893

          Interest at LIBOR rate plus a specified
           margin, maturing May 1998, unsecured                19,000,000

          Other                                                   264,255
                                                             ------------
                                                             $ 84,714,551
                                                             ============


    On August 7, 1996, the Company obtained a $15.0 million loan from a bank under a long-term line of credit expiring in February 1998 with a rate of interest at LIBOR plus a specified margin. The proceeds of this loan were used to reduce short-term borrowings outstanding at June 29, 1996. Short-term borrowings have been reclassified to long-term liabilities at June 29, 1996 pursuant to this refinancing.

F. DIVIDENDS
    The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on each of April 15, 1996, January 16, 1996 and October 16, 1995 to stockholders of record on April 5, 1996, January 5, 1996 and October 6, 1995, respectively.

G. SUPPLEMENTARY CASH FLOW INFORMATION
    Cash paid for interest and taxes is as follows:

                                              NINE MONTHS ENDED
                                          --------------------------
                                            June 29,       June 24,
                                              1996          1995
                                          ------------  ------------
   Interest (net of
    amount capitalized)                   $ 22,213,981  $ 17,824,904
   Income taxes                              9,598,245     5,053,950

H. EXERCISE OF STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS
    During the nine month period ended June 29, 1996, Robert P. Ingle,
    Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy B. Laney, President and Chief Operating Officer of the Company, each exercised their options to purchase 100,000 shares of the Company's Class A Common Stock at an option price of $6.00 per share. The difference between the fair market value of the Class A Common Stock at the date of the grant of the options ($7.75 per share) and the option price ($6.00 per share) was previously expensed on the Company's books.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS




                   THREE MONTHS ENDED JUNE 29, 1996 COMPARED
                   WITH THE THREE MONTHS ENDED JUNE 24, 1995

NET SALES

Net sales for the three month period ended June 29, 1996 increased $22.6 million, to $370.4 million, up 6.5% over sales of $347.8 million last year. Approximately 64% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. The Company continued to merchandise exceptionally well, purchase and price aggressively and advertise effectively. The Company is always exploring ways to better serve its customers and build sales through the addition of new products, by delivering superior customer service and offering a wide selection of quality products, at competitive prices, at all of its conveniently located stores.

GROSS PROFIT

Gross profit for the period was $87.5 million, or 23.6% of sales, compared with $79.3 million, or 22.8% of sales, last year - an increase of 10.3%. Grocery gross profit, as a percentage of sales, increased primarily because of an aggressive purchasing program. Meat, produce, frozen food and deli gross profit, as a percentage of sales, improved due to aggressive purchasing, aggressive pricing and effective merchandising and advertising programs. Shrinkage of inventory also improved.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 19.6% in both fiscal 1996 and fiscal 1995. The cost of labor at store level, depreciation and amortization expense and repairs and maintenance, as a percentage of sales, increased. The increase in depreciation and amortization expense results from the Company's aggressive capital expenditure program last year and so far this year. The cost of supplies at store level, advertising and promotional expenditures and the cost of insurance, as a percentage of sales, decreased.

RENTAL INCOME, NET

Rental income, net increased from $1.2 million last year to $1.6 million this year. The increase is due to an increase in gross rental income, $.6 million, net of increased expense, $.2 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations increased 31.8% to $16.5 million, or 4.4% of sales, compared to $12.5 million, or 3.6% of sales, a year ago. The increase in operating income in fiscal 1996 is due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME, NET

Other income, net decreased $.6 million. Fiscal 1996 includes a gain of $.5 million on the sale of an outparcel of land located adjacent to a shopping center owned by the Company - fiscal 1995 includes a gain of $.4 million. Other miscellaneous income, primarily accounts payable audit, decreased $.7 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 24.9% to $16.9 million, or 4.6% of sales, this year compared with $13.5 million or 3.9% of sales, last year.

INTEREST EXPENSE

Interest expense was $7.2 million in fiscal 1996 - $6.5 million in fiscal 1995. The increase in interest expense was principally due to an increase in debt to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $9.7 million, or 2.6% of sales this year, compared with $7.0 million, or 2.0% of sales last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 39.2% this year compared with 35.5% last year due to the elimination of the targeted jobs tax credit and higher state income taxes.

NET INCOME

Net income for the three month period ended June 29, 1996 increased 29.8% to $5.9 million, or 1.6% of sales, compared to $4.5 million, or 1.3% of sales, the prior year. Primary earnings per common share rose from $.25 last year to $.32 this year.


                    NINE MONTHS ENDED JUNE 29, 1996 COMPARED
                    WITH THE NINE MONTHS ENDED JUNE 24, 1995

NET SALES

Net sales for the nine month period ended June 29, 1996 increased $86.0 million, to $1.092 billion, up 8.6% over sales of $1.006 billion last year.
The strong gain in sales was driven by the opening of new stores, the expansion, remodel and/or replacement of existing stores and an increase in identical store sales (grocery stores open for the entire duration of the previous fiscal year) of 5.8%. The Company's continuing commitment to superior customer service, its broad selection of quality food and non-food products, including private label items, at competitive prices, and its effective marketing and merchandising efforts helped boost sales.

During the prior and current fiscal years, nine new stores have been opened, twenty-two older stores have been remodeled and/or replaced and one store was closed. All the stores that were remodeled and/or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. The Company has also performed minor remodels ("face-lifts") at twelve existing store locations this year positively impacting their sales volume.

At June 29, 1996, the Company operated 183 supermarkets in six states: North Carolina (58), South Carolina (28), Georgia (72), Tennessee (21), Virginia (3), and Alabama (1).

GROSS PROFIT

Gross profit for the 1996 nine month period increased 11.8% to $254.2 million, or 23.3% of sales, compared with $227.4 million, or 22.6% of sales, the prior year. A larger percentage of sales came from higher margin perishable departments increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by effective buying, an aggressive merchandising and pricing program, good promotional strategy and improved product mix. Meat, produce, frozen food and deli gross profit, as a percentage of sales, improved due to better merchandising, effective purchasing and pricing programs and reduced shrinkage of inventory.

OPERATING AND ADMINISTRATIVE EXPENSES

Improved sales and better overall expense control helped lower operating and administrative expenses as a percentage of sales - from 19.7% in fiscal 1995 to 19.6% in fiscal 1996. Increases in depreciation and amortization expense, as a result of the Company's aggressive capital expenditure program last year and so far this year, and repairs and maintenance were more than offset by decreases in rent expense, the cost of supplies at store level, advertising and promotional expenditures and the cost of insurance, as a percentage of sales. The Company continued to focus on controlling critical expense items and improving productivity while maintaining superior levels of customer service and high product quality and selection in its well-maintained stores.

RENTAL INCOME, NET

Rental income, net increased from $3.5 million last year to $3.8 million this year. The increase is due to an increase in gross rental income, $.9 million, net of increased expenses, $.6 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations increased 35.2% to $44.2 million, or 4.1% of sales, compared to $32.7 million, or 3.3% of sales, last year. The increase in operating income is principally due to the increase in sales, the related increase in gross profit and the decrease, as a percentage of sales, in operating and administrative expenses.

OTHER INCOME, NET

Other income, net increased $.8 million. Fiscal 1996 includes gains of $1.9 million on the sale of five outparcels of land located adjacent to shopping centers owned by the Company; fiscal 1995 includes a gain of $.4 million on the sale of one outparcel. Other miscellaneous income decreased $.7 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 36.2% to $46.2 million, or 4.2% of sales, this year compared to $33.9 million, or 3.4% of sales, last year.

INTEREST EXPENSE

Interest expense was $21.7 million in fiscal 1996 - $17.5 million in fiscal 1995. The increased expense is primarily due to an increase in debt to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $24.4 million, or 2.2% of sales, this year compared with $16.4 million, or 1.6% of sales, the prior year.

INCOME TAXES

The elimination of the targeted jobs tax credit and higher state income taxes resulted in a higher effective income tax rate in fiscal 1996 of 38.4% compared to an effective rate of 35.4% in fiscal 1995.

NET INCOME

Net income for the nine month period ended June 29, 1996 increased 42.4% to $15.0 million, or 1.4% of sales, compared to $10.6 million, or 1.1% of sales, last year. Primary earnings per common share rose from $.58 last year to $.82 this year.




FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine month period ended June 29, 1996 totalled $37.2 million. Net income for the period was $15.0 million and depreciation and amortization expense was $24.1 million. Inventory increased $6.1 million, receivables increased $2.9 million, accounts payable and accrued expenses increased $8.2 million, the receipt of advanced payments on purchases contracts was $2.4 million, recognition of advance payments on purchases contracts was $2.0 million and gains on the disposals of property and equipment were $1.9 million.

The increase in inventory occurred at both store and warehouse levels and is the result of two new store openings, four store expansions, remodels and/or replacements, an expanded warehouse facility, increased variety and the Company's desire to maintain inventory levels to support increased sales volume. The increase in receivables is primarily the result of an increase in rebates and allowances due from suppliers. The increase in accounts payable and accrued expenses was principally due to an increase in accounts payable trade ($8.4 million). The increase in accounts payable trade was primarily the result of an increase in inventory and in payables relating to the Company's expansion program.


INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - during the period was $81.2 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in twenty-nine stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1997.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $46.8 million. Proceeds from the issuance of long-term debt aggregated $84.7 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Principal payments on long-term debt were $31.8 million. The Company paid cash dividends of $8.3 million.

FINANCIAL STRENGTH

At June 29, 1996, the Company remained in sound financial condition. Total assets were $683.5 million and stockholders' equity was $172.1 million, compared with $611.8 million and $163.8 million, respectively, at year-end, September 30, 1995. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1996 of 9.1 helped generate cash flow from operations. Return on assets (net income/total assets annualized) increased from 2.4% in 1995 to 2.9% in 1996. Return on investment (net income/average stockholders' equity annualized) improved from 8.9% in fiscal 1995 to 11.9% in fiscal 1996.

CAPITAL REQUIREMENTS

The Company's store expansion, remodeling and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores is subject to several factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation.

During the period ended June 29, 1996, two new stores were opened and four older stores were expanded, remodeled and/or replaced. During the balance of fiscal 1996, the Company expects to open five new stores and expand, remodel and/or replace three existing stores. In addition, the Company plans a minor remodel ("face-lift") at one existing store location. Additional capital expenditures will be made to : (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1996 capital expenditures, in the aggregate, are expected to be approximately $95 million to $100 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1997.

FINANCIAL RESOURCES

At June 29, 1996, the Company had lines of credit with seven banks totalling $116 million; of this amount $46 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $250 million which is available to collateralize additional debt.

On August 7, 1996, the Company obtained a $15.0 million loan from a bank under a long-term line of credit expiring February 1998 with a rate of interest at LIBOR plus a specified margin. The proceeds of this loan were used to reduce short-term borrowings outstanding at June 29, 1996.

The Company believes, based on its current results of operations, and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that its current expansion, remodel and/or replacement program will not have a material adverse effect on the availability of these financial resources or on the sufficiency of these resources for the purpose described. There can be no assurance, however, that the Company's results of operations and financial condition will not change in the future based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. In addition, for such reasons, there can be no assurance that the results of operations from the expanded, remodeled and/or replacement stores will meet or exceed the results of operations from existing stores.

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

Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 69% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

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

Insurance expense, as a percentage of sales, for the nine month period ended June 29, 1996, decreased .09%.

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

                 Exhibit 11 - Computation of Earnings Per Common Share.
                 Exhibit 27 - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 29, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  August 12, 1996                        /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  August 12, 1996                        /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer