Form 10-K
period 1996-09-28
INGLES MARKETS INC
filed 1996-12-23
CIK 50493

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

For the fiscal year ended September 28, 1996
                          ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________.

Commission File Number 0-14706
                       -------

                         INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
-------------------------------         ---------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

P.O. Box 6676, Asheville, NC            28816
-------------------------------         ---------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
including area code:                    (704) 669-2941
                                        ---------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
-------------------------------         ---------------------------

         None                                    None
-------------------------------         ---------------------------

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
                                              ---   ---

Exhibit Index is Located on pages   47   -   48
                                    --       --

                                                                     FACING PAGE
                                                                     Page 2 of 2

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     As of December 10, 1996, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The Nasdaq Stock Market's National Market on December 10, 1996, was approximately $91.0 million.

     As of December 10, 1996, the registrant had 6,500,917 shares of Class A Common Stock outstanding and 12,999,171 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 18, 1997, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company") is a leading supermarket chain with operations in six southeastern states. At September 28, 1996, the Company, headquartered in Asheville, North Carolina, operated 188 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Alabama. Ingles' strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be underserved by existing supermarkets. The Company's existing stores average approximately 36,000 square feet.

The Company resumed its new store opening, expansion, remodel and/or replacement program in fiscal 1994 and continued this program in fiscal 1995 and 1996. During fiscal 1996, seven new stores were opened, seven older stores were remodeled and/or replaced and one store was closed. All of the stores which were remodeled or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. Fiscal 1996 capital expenditures, including those relating to the expansion of the existing warehouse facility, aggregated $107.3 million. The Company believes that its new store opening, expansion, remodel and/or replacement program contributes to the continuing success of the Company and should improve monetary returns and build stockholder value over the long-term. It is the Company's aim to make Ingles among the most modern supermarket chains in the industry.

During the past five years, the number of supermarkets operated by the Company increased from 171 to 188. The aggregate sales area in all stores increased from approximately 3.7 million square feet to approximately 4.7 million square feet. In addition, weighted average annual sales per store increased from $6.0 million to $7.7 million.

Substantially all stores are located within 250 miles of the Company's 760,000 square foot, state-of-the-art warehouse and distribution center located outside of Asheville, North Carolina. This facility supplies approximately 67% of the inventory requirements of the Company's stores. A 310,000 square foot addition to the existing warehouse facility was completed in October and November 1995. The addition accommodates an expanded inventory of perishable goods and increased dry grocery space. The new addition enabled the Company to warehouse and distribute produce for the first time in its 33-year history during fiscal year 1996.

The Company's supermarkets, featuring brightly lit and spacious aisles, offer the customer a broad selection of nationally advertised food and non-food products as well as quality private label items, all at competitive prices with an emphasis on convenient locations and superior customer service. Each store is staffed with helpful, friendly employees who provide customers with fast check-out and carry-out service. Ingles was one of the first supermarket chains in its region to introduce higher margin specialty departments, such as delicatessens and bakeries, as well as offering extended operating hours. All stores are open seven days a week; many are open 24 hours a day.

In conjunction with its supermarket operations, the Company owns and operates 74 neighborhood shopping centers, all but three of which contain an Ingles supermarket. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and store properties it owns.

Ingles also owns and operates, as a wholly-owned subsidiary, a milk processing and packaging plant which sells approximately 58% of its milk and related dairy products to unaffiliated customers.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 28, 1996, Mr. Ingle retains approximately 89% of the combined voting power and 68% of the total number of shares of the Company's outstanding Class A Common Stock and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 704-669-2941.

Business

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 12 to the Consolidated Financial Statements on page 42 of this report on Form 10-K):

                                       Fiscal Year Ended September
                            -------------------------------------------------
                                  1996              1995            1994
                            ----------------  ---------------  --------------
Revenues from
  unaffiliated customers:
 Grocery and food sales     $1,472.6   99.4%  $1,385.1  99.4%  $1,233.5  99.2%
 Shopping center rentals         9.6     .6%       8.3    .6%       9.8    .8%
                            --------  -----   -------- -----   -------- -----
                            $1,482.2  100.0%  $1,393.4 100.0%  $1,243.3 100.0%
                            ========  =====   ======== =====   ======== =====

Income from operations:
 Grocery and food sales     $   54.4   91.4%  $   45.3  91.7%  $   35.2  84.6%
 Shopping center rentals         5.1    8.6%       4.1   8.3%       6.4  15.4%
                            --------  -----   -------- -----   -------- -----
                                59.5  100.0%      49.4 100.0%      41.6 100.0%
                                      =====            =====            =====
Other income (expense),
 net                             3.1               1.9              1.9
Interest expense                29.0              24.7             17.3
                            --------          --------         --------
Income before income
 taxes and cumulative
 effect of change in
 accounting principle       $   33.6          $   26.6         $   26.2
                            ========          ========         ========

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in small towns, rural communities and, in particular with respect to new stores, suburban areas where management believes the market may be underserved by existing stores.

At September 28, 1996, the Company operated 185 supermarkets under the name "Ingles" and 3 supermarkets under the name "Best Food" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" store concept, developed in 1994, accommodates a smaller shopping area in a 22,500 square foot building. The store carries a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern readily accessible environment. The store is also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                    Number of Supermarkets        Percentage of Total
                           at Fiscal             Net Sales for Fiscal
                     Year Ended September        Year Ended September
                    ----------------------       --------------------
                    1996     1995     1994       1996    1995    1994
                    ----     ----     ----       ----    ----    ----
North Carolina        59      57       57         35%     35%     35%
South Carolina        28      28       28         14%     14%     14%
Georgia               76      72       65         38%     38%     37%
Tennessee             21      21       21         11%     11%     12%
Virginia               3       3        3          2%      2%      2%
Alabama                1       1        1          0%      0%      0%
                    ----     ---      ---        ---     ---     ---
                     188     182      175        100%    100%    100%
                    ====     ===      ===        ===     ===     ===

The Company's supermarkets, featuring brightly lit and spacious aisles, offer the customer a full line of food items, including grocery, meat and dairy products, produce and frozen foods, as well as a number of non-food items, such as health and beauty care products, all at competitive prices with an emphasis on convenient locations and superior customer service. All stores are open 7 days a week and many are open 24 hours a day. Most of the Company's stores also contain specialty departments such as delicatessens and bakeries. Management believes that specialty departments result in higher inventory turnover than other departments and improve overall profit margins. As an additional convenience to its customers, the Company leases space to local banks who independently operate branches in 19 stores.

The Company sells a broad selection of nationally advertised brands of merchandise and carries a wide variety of products under its "Laura Lynn" private label. The private label products are packed to the Company's specifications and are generally sold at prices lower than those of national brands.

Selected statistics on the Company's supermarket operations are presented below:

                                       Fiscal Year Ended September
                               -------------------------------------------
                                 1996   1995(1)    1994     1993     1992
                               -------  -------  -------  -------  -------
Weighted Average Sales
Per Store (000's)              $ 7,710  $ 7,445  $ 6,930  $ 6,495  $ 6,035

Total Square Feet at
End of Year (000's)              6,746    6,217    5,575    5,299    5,278

Average Total Square
Feet per Store                  35,886   34,160   31,859   31,170   31,047

Average Square Feet of
Selling Space per Store (2)     25,120   23,912   22,301   21,819   21,733

Average Sales Per Square
Foot of Selling Space (2)      $   315  $   321  $   314  $   299  $   277

Stores:
  Opened                            14       25        9        3        6
  Replaced and/or closed             8       18        4        3        7

Size of Stores:
  Less than 29,999 Sq Ft.           44       47       58       60       61
  30,000 - 41,999 Sq. Ft.           82       87       92       93       93
  42,000 - 51,999 Sq. Ft.           36       36       24       16       15
  Greater than 52,000 Sq Ft.        26       12        1        1        1
                               -------  -------  -------  -------  -------
Total Stores Open at
End of Year                        188      182      175      170      170
                               =======  =======  =======  =======  =======

(1) Fiscal 1995 was a 53 week year.
(2) Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company's merchandising strategy is to provide convenient supermarket locations which offer the customer a broad selection of quality products at competitive prices with an emphasis on superior customer service. Customer service includes, among other things, maintaining an awareness of customer tastes and preferences and offering cut-to-order meat, carry-out service to the customer's automobiles and Sunday hours.

The Company attempts to reinforce its quality and superior service image through advertising, which is conducted primarily in newspapers, through the distribution of circulars, and on radio and television. During fiscal 1996, 1995, and 1994 advertising and promotion expenditures, net were approximately $17.8 million, $18.7 million, and $17.1 million, or 1.2% of net sales in 1996, 1.4% of net sales in 1995 and 1.4% of net sales in 1994. The Company stresses its American ownership as a contrast to the foreign ownership of several of its principal competitors. From time to time, the Company uses special promotions at many of its store locations as part of its promotional strategy. The Company sponsors an annual "food show" in Asheville, North Carolina where food vendors operate booths and provide information about and samples of products that are offered for sale in the Company's stores. The net proceeds from the food show are donated to charitable organizations.

Purchasing and Distribution

The Company supplies approximately 67% of its supermarkets' inventory requirements from a 760,000 square foot, "state-of-the-art" warehouse and
distribution center located near Asheville, North Carolina.   A 310,000 square
foot addition to the facility was completed in October and November 1995. The new addition enabled the Company to warehouse and distribute produce for the first time in its 33-year history during fiscal year 1996, as well as store more dry goods, meat and dairy products. The warehouse services all of the Company's stores and receives merchandise, principally by truck, from sources located throughout the country. Goods from the facility are distributed to the Company's stores by its fleet of 103 tractors and 438 trailers.

Approximately 15% of the Company's inventory requirements in fiscal 1996, primarily frozen food and slower moving items which the Company preferred not to stock, were purchased from a wholesale grocery distributor with which the Company has had a continuing relationship since 1963. Purchases from the distributor were approximately $168 million in 1996, $236 million in 1995 and $207 million in 1994. The Company believes that alternative sources of supply are readily available. This distributor owned approximately 5% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 28, 1996.

The remaining 18% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to the Company's supermarkets by local distributors and manufacturers.

The Company's centrally managed purchasing and distribution operations provide several advantages. The Company: (1) is able to negotiate and reduce the cost of merchandise it purchases, (2) is able to decrease overhead costs, (3) is able to better manage its inventory at both warehouse and store level, (4) is able to decrease in-store stock room space by making frequent deliveries, which increases the square footage available for retail selling space and (5) is able to turn inventory rapidly which enables the Company to offer consistently high quality meat and produce items in its stores.

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

In 1982, the Company purchased Milkco, Inc., an integrated milk processing and packaging plant located in Asheville, North Carolina. The plant processes and packages milk, fruit juices and spring water under the Sealtest, Pet and Biltmore labels, as well as under the Company's own "Laura Lynn" private label. The plant supplies 90% of the fluid milk needs of Ingles. Production from the plant has increased from a rate of 5 million gallons per year at the time of acquisition to over 45 million gallons per year and is currently the second largest milk processing and packaging plant in North Carolina. Sales to nonaffiliates in fiscal 1996 were approximately $52.1 million or 58% of its business.

Expansion and Store Development

From the beginning of fiscal 1992 through the end of fiscal 1996, the number of supermarkets operated by the Company increased from 171 to 188. During this period, total supermarket square footage increased from 5.2 to 6.7 million square feet and average square feet per store increased from approximately 31,000 to 36,000.

The Company uses independent contractors to construct its supermarkets from prototype designs. The two current prototype designs are for "MegaStores" which contain 54,000 or 59,000 square feet, depending on the store location. These larger stores, 14 of which were opened in fiscal 1996, offer customers a wider range of convenience and services, including a deli-bakery, sit-down cafe, floral department and a video store. The "MegaStores" also provide greater selection in both food and non-food categories. The construction of stores is closely monitored and controlled by the Company.

The Company remodels older stores on a regular basis, including minor remodels ("facelifts"), in order to increase customer traffic, compete effectively against new store openings by competitors and support its "quality image" merchandising strategy. The Company has elected to relocate, rather than remodel, certain stores where relocation was more economical and, in some instances, provided a more convenient location. Most stores over ten years old have been or are currently being remodeled. Inclusion of specialty departments typically found in new stores is frequently a part of remodeling.

The Company spent an aggregate of approximately $294.4 million in capital expenditures during the past three fiscal years, primarily on new stores, store expansions and remodeling, including equipment.

The Company plans to open 10 new stores, perform minor remodels ("facelifts") at 20 existing store locations and replace eight stores in fiscal 1997. The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company's expansion, remodeling and replacement plans are continually reviewed and are subject to change.

Competition

The supermarket industry is highly competitive. The number and type of competitors vary by location. Principal competitive factors include store location, price, service, convenience, cleanliness, product quality and variety.

The Company's principal competitors are Winn Dixie Stores, Inc., Kroger Company, Food Lion, Inc. and BI-LO, Inc. The Company also competes with other food store chains as well as local supermarkets, specialty and convenience food stores and small chains that have significant market share in limited areas. The Company believes that its principal competitive advantages are its clean stores, which feature brightly lit and spacious aisles, their convenient locations, the Company's quality image, superior level of customer service, including fast check-out and carry-out service, and broad selection of nationally advertised food and non-food products as well as quality private label items, all at competitive prices.

Employees

At September 28, 1996, the Company had 10,662 employees, including 179 administrative and management personnel, 10,254 supermarket personnel, and 229 employees engaged in the milk processing and packaging operations. Approximately 56% of these employees work on a part-time basis, substantially all of whom are supermarket personnel. None of the employees are represented by a labor union. Management considers employee relations to be excellent.

The Company pays monthly bonuses to certain managerial personnel based on their store's performance. Annual bonuses based on pre-tax, pre-bonus income, as defined, are paid to all eligible personnel. The Company believes that its employee incentive compensation program is unique in its industry, provides a competitive advantage by encouraging employees to respond to consumer preferences and needs and results in improved employee morale and loyalty, thus enhancing the Company's ability to retain experienced personnel.

Insurance

The Company maintains general liability, automobile insurance and excess liability coverages. The Company carries $10 million liability insurance coverage on four aircraft used in its business. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

The Company is self-insured for workers' compensation and employee group medical and dental benefits up to a maximum per occurrence of $350,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. The Company is insured for covered costs in excess of these limits.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own "Laura Lynn" private label trademark and the "Ingles" service mark. Each mark is federally registered and renewed when required. In addition, the Company uses the "Sealtest", "Pet", and "Biltmore" trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

Item 2.  PROPERTIES

At September 28, 1996, the Company owned and operated 74 shopping centers, all but three of which contained an Ingles supermarket. The shopping centers contain an aggregate of 5.3 million square feet of leasable space, of which 2.7 million square feet is used by the Company's supermarkets. The remainder of the leasable space in each center is leased by the Company to third party tenants. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and store properties it owns.

A breakdown by size of the shopping centers operated by the Company is as follows:

       Less than 50,000 square feet                       25
       50,000-100,000 square feet                         35
       Over 100,000 square feet                           14
                                                         ---
                                                          74
                                                         ===

In addition to an Ingles supermarket, many shopping centers include a national drug store chain as a tenant. Several shopping centers include space leased to a regional or national discount department store. In some instances, space is also leased to local tenants such as cleaners, restaurants and other service businesses or specialty retailers. The Company believes that the businesses operated by its tenants, combined with an Ingles supermarket, offer one-stop shopping convenience and increase traffic in its stores.

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

The Company manages the leasing of the shopping centers. It employs maintenance workers and also engages local contractors to maintain the properties. The vacancy rate for shopping centers operated by the Company was approximately 18.0%, 20.1% and 18.5% at fiscal year-end 1996, 1995 and 1994, respectively. The total annual rental income from third party tenants, including payments in connection with the early termination of leases, was approximately $9.6 million, $8.3 million and $9.8 million in fiscal 1996, 1995 and 1994, respectively.

Of the 117 supermarket locations not included in shopping centers owned by the Company, 30 are owned by the Company and 87 are leased from various unaffiliated third parties. Most of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located and have exclusivity clauses prohibiting the developer from renting to another supermarket within a designated radius. The majority of leases require that the Company pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates range from $1.00 to $5.50 per square foot. During fiscal year 1996, 1995 and 1994, the Company paid a total of $11.7 million, $11.8 million and $12.0 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 28, 1996, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company.

        Year of Expiration                 Number of Stores
     (including renewal terms)           With Leases Expiring
    ---------------------------         ----------------------
            2000-2019                            11
            2020-2039                             5
            2040 or after                        71

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

The Company owns a 810,000 square foot facility which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina. The facility includes the Company's principal executive offices and its 760,000 square foot "state-of-the-art" warehouse and distribution center, as well as the 78 acres of land on which it is situated. The property also includes truck servicing and fuel storage facilities.

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

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of his shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 10, 1996, there were approximately 1,357 holders of record of the Company's Class A Common Stock (approximately 4,800 beneficial holders) and 275 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1996  Fiscal Year                                 High        Low
-----------------                                 ----        ---
First Quarter (ended December 30, 1995)          $11-7/8    $ 9-5/8
Second Quarter (ended March 30, 1996)            $12-3/4    $10-3/4
Third Quarter (ended June 29, 1996)              $13-3/4    $11-3/4
Fourth Quarter (ended September 28, 1996)        $16-1/8    $11-3/8

1995 Fiscal Year                                  High        Low
----------------                                  ----        ---
First Quarter (ended December 24, 1994)          $12        $ 9-3/4
Second Quarter (ended March 25, 1995)            $10-1/2    $ 9-1/4
Third Quarter (ended June 24, 1995)              $11        $ 8-7/8
Fourth Quarter (ended September 30, 1995)        $11        $10

On December 10, 1996, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $13-3/4 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past seventeen fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 1996 and fiscal 1995 the Company paid quarterly dividends totalling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

The Company expects to continue the payment of regular dividends on a quarterly basis. The Board of Directors, however, reconsiders the declaration of dividends periodically, and there can be no assurance as to the declaration of or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 7 to the Consolidated Financial Statements on pages 37 through 39 of this report on Form 10-K).

Item 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company's consolidated financial statements. The information should be read in conjunction with the information under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" and in the Company's Consolidated Financial Statements and Notes thereto included elsewhere herein.


Selected Income Statement
Data for the Year Ended
September
(in thousands except
per share amounts)      1996       1995       1994       1993       1992
-------------------- ---------- ---------- ---------- ---------- ----------
Net Sales            $1,472,578 $1,385,127 $1,233,497 $1,141,800 $1,066,332
Gross Profit            345,648    317,239    275,062    250,592    235,039

Income Before
 Cumulative Effect
 of Change in
 Accounting Principle    20,731     17,023     16,572     11,701      5,499

Primary Earnings per
 Common Share Before
 Cumulative Effect of
 Change in Accounting
 Principle                 1.12        .93        .90        .65        .31

Cash Dividends per
 Common Share
   Class A                  .66        .66      .5775      .2475        .22
   Class B                  .60        .60      .5250      .2250        .20



Selected Balance Sheet
Data at September
(in thousands)           1996       1995       1994       1993       1992
---------------------- --------   --------   --------   --------   --------
Current Assets         $169,915   $155,828   $141,500   $136,316   $141,453

Property and Equipment,
 net                    530,228    450,541    359,670    312,516    258,882

Total Assets            707,965    611,827    506,593    456,549    404,988

Current Liabilities,
 including Current
 Portion of Long-Term
 Liabilities            161,409    135,019    115,938    123,882     72,375

Long-Term Liabilities,
 net of Current Portion 349,511    292,765    214,057    163,013    162,581

Stockholders' Equity    175,010    163,816    157,972    147,689    140,113

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the last Saturday in September. Fiscal years 1996 and 1994 consisted of 52 weeks, while fiscal year 1995 was a 53-week year.

         During the past five years, the Company's sales grew at an average annual compound rate of 7.1%. This growth is attributable to both the opening of new stores and increased sales in existing stores. During the period, the number of stores increased from 171 to 188 and weighted average sales per store increased from $6.0 million to $7.7 million. Sales also benefited from modest population growth in the Company's geographic markets and increased market share resulting from the expansion, remodel and/or replacement of existing stores and the addition of new stores. Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

         The following table sets forth for the years indicated the percentage which selected items in the consolidated statements of income bear to net sales and the percentage changes in dollar amounts of such items as compared to the indicated prior year.


---------------------------------------------------------------------------

                                                      PERCENTAGE CHANGE
                                                      -----------------
                              PERCENTAGE OF NET SALES    FISCAL YEAR
                                    FISCAL YEAR       -----------------
                                  ENDED SEPTEMBER       1996       1995
                              -----------------------    VS.        VS.
                                1996    1995   1994     1995       1994
                                ----    ----   ----     ----       ----
Net sales . . . . . . . . . .  100.0%  100.0%  100.0%    6.3%      12.3%
Cost of goods sold  . . . . .   76.5    77.1    77.7     5.5       11.4
                               -----   -----   -----
Gross profit  . . . . . . . .   23.5    22.9    22.3     9.0       15.3
Operating and administrative
  expenses  . . . . . . . . .   19.8    19.6    19.4     7.1       13.4
Rental income, net. . . . . .     .3      .3      .5    24.1      (35.6)
                               -----   -----   -----
Income from operations. . . .    4.0     3.6     3.4    20.3       18.8
Other income (expense), net .     .2      .1      .1    62.0        3.9
                               -----   -----   -----
Income before interest and
  income taxes and cumulative
  effect of change in
  accounting principle. . . .    4.2     3.7     3.5    21.9       18.2
Interest expense  . . . . . .    1.9     1.8     1.4    17.1       43.0
                               -----   -----   -----
Income before income taxes and
  cumulative effect of change
  in accounting principle . .    2.3     1.9     2.1    26.3        1.7
Income taxes  . . . . . . . .     .9      .7      .8    34.4        0.0
                               -----   -----   -----
Income before cumulative
  effect of change in
  accounting principle. . . .    1.4%    1.2%    1.3%   21.8        2.7
                               =====   =====   =====
---------------------------------------------------------------------------

FISCAL 1996 COMPARED WITH FISCAL 1995

NET SALES

     Net sales for the year ended September 28, 1996 increased $87.5 million, to $1.473 billion, up 6.3% over sales of $1.385 billion last year, which was a 53-week year. Excluding the 53rd week of 1995, 1996 sales increased 8.3%. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year), on a comparable 52-week basis, was 5.0%.

     The strong gain in sales was driven by the opening of new stores, the expansion, remodel and/or replacement of existing stores and the increase in identical store sales. The Company's continuing commitment to superior customer service, its broad selection of quality food and non-food products, including private label items, at competitive prices, and its effective marketing and merchandising efforts also helped boost sales.

     In fiscal 1996, the Company opened seven new stores; expanded, remodeled, and/or replaced seven existing stores; and closed one older store. All seven new stores and all seven expansions, remodels, and/or replacements in fiscal 1996 were "MegaStores". This new concept store offers the customer a wider range of convenience and services, including a deli-bakery, sit-down cafe, floral department and video store. The new "MegaStores" also provide greater selection in both food and non-food products.

     During the prior and current fiscal years, 14 new stores were opened, 25 older stores were expanded, remodeled and/or replaced and minor remodels ("face-lifts") were performed at 12 existing store locations. At September 28, 1996, the Company operated 188 supermarkets in six states: North Carolina
(59), South Carolina (28), Georgia (76), Tennessee (21), Virginia (3) and Alabama (1).

     Fiscal 1996 was the 32nd consecutive year Ingles achieved an increase in net sales.

GROSS PROFIT

     Gross profit for the year was $345.7 million, or 23.5% of sales, compared with $317.2 million, or 22.9% of sales, a year ago - an increase of 9.0%. A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by effective buying, an aggressive merchandising and pricing program, good promotional strategy and improved product mix. Meat, produce and deli gross profit, as a percentage of sales, improved due to better merchandising, effective purchasing and pricing programs and reduced shrinkage of inventory.

OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses, as a percentage of sales, increased from 19.6% last year to 19.8% this year. The cost of labor at store level, depreciation and amortization expense and repairs and maintenance, as a percentage of sales, increased. The increase in depreciation and amortization expense results from the Company's aggressive capital expenditure program last year and this year. The cost of supplies at store level, advertising and promotional expenses, rent expense and the cost of insurance, as a percentage of sales, decreased.

RENTAL INCOME, NET

     Rental income, net was $4.1 million in 1995 - $5.1 million this year. The increase is due to an increase in gross rental income, $1.3 million, net of increased expenses, $.3 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

     Income from operations increased 20.3% to $59.5 million, or 4.0% of sales, this year compared with $49.4 million, or 3.6% of sales, last year. The increase in operating income is due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net was $3.1 million in 1996 - $1.9 million in 1995. Fiscal 1996 includes gains of $2.4 million on the sale of seven outparcels of land located adjacent to shopping centers owned by the Company; fiscal 1995 includes gains of $.6 million on the sale of two outparcels. Other miscellaneous income decreased $.6 million.

INCOME BEFORE INTEREST AND INCOME TAXES

     Income before interest and income taxes increased 21.9% to $62.6 million, or 4.3% of sales, this year compared with $51.4 million, or 3.7% of sales, last year.

INTEREST EXPENSE

     Interest expense increased from $24.7 million last year to $29.0 million this year due to an overall increase in debt levels to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

     Income before income taxes was $33.6 million, or 2.3% of sales, this year compared with $26.6 million, or 1.9% of sales, the prior year.

INCOME TAXES

     The elimination of the targeted jobs tax credit and higher state income taxes resulted in a higher effective income tax rate in fiscal 1996 of 38.4% compared to an effective rate of 36.1% in fiscal 1995.

NET INCOME

     Net income for fiscal 1996 was $20.7 million, or 1.4% of sales, compared with $17.0 million, or 1.2% of sales, a year ago - an increase of 21.8%. Primary earnings per common share rose from $.93 last year to $1.12 this year.


FISCAL 1995 COMPARED WITH FISCAL 1994

FISCAL YEAR

     The Company's fiscal year ends on the last Saturday in September. Fiscal year 1995 was a 53-week year, while fiscal 1994 consisted of 52 weeks.

NET SALES

     Net sales for the year ended September 30, 1995 increased $151.6 million, to $1.385 billion, up 12.3% over sales of $1.233 billion the prior year. The Company estimates approximately 2% of the 12.3% increase in sales was related to the additional week's operations. Approximately 68% of the dollar increase in sales resulted from an increase in grocery sales, while the balance resulted substantially from increased sales in the perishable departments. The continuation by the Company of its lower price strategy on dry grocery goods, aggressive merchandising, aggressive pricing and effective advertising helped boost sales. Sales also benefited by increased volume in stores that were expanded, remodeled and/or replaced. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year), on a comparable 52 week basis, was 6.5%. Fiscal 1995 was the 31st consecutive year Ingles achieved an increase in net sales.

     During fiscal 1995, seven, net new stores were opened and eighteen older stores were remodeled and/or replaced. All of the stores which were remodeled and/or replaced were enlarged, the results of which were excellent, as evidenced by increased sales and market share. At September 30, 1995, the Company operated 182 supermarkets in six states: North Carolina (57), South Carolina (28), Georgia (72), Tennessee (21), Virginia (3) and Alabama (1).

GROSS PROFIT

     Gross profit for fiscal 1995 was $317.2 million, or 22.9% of sales, compared to $275.1 million, or 22.3% of sales, the prior year - an increase of 15.3%. Grocery gross profit, as a percentage of sales, increased primarily because of an aggressive purchasing program. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising and aggressive purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses, as a percentage of sales, were 19.6% in 1995 compared to 19.4% the prior year. The percentage increase was primarily due to increases in the cost of labor at the store level, increased depreciation and amortization expense resulting from the Company's aggressive new store opening, expansion, remodel and/or replacement program and higher expense associated with repairs and maintenance. These increases were partially offset by a decrease, as a percentage of sales, in rent expense.

RENTAL INCOME, NET

     Rental income, net was $6.4 million in 1994 - $4.1 million in 1995. Fiscal 1994 included gains of $1.5 million in connection with the early termination by tenants of three leases of premises in shopping centers owned by the Company.

INCOME FROM OPERATIONS

     Income from operations in fiscal 1995 was $49.4 million, or 3.6% of sales, compared with $41.6 million, or 3.4% of sales, the prior year. The increase in operating income was due to the increase in sales and the related increase in gross profit.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net was $1.8 million in 1994 - $1.9 million in 1995.

INCOME BEFORE INTEREST AND INCOME TAXES

     Income before interest and income taxes increased 18.2% to $51.4 million, or 3.7% of sales, in 1995, compared to $43.5 million, or 3.5% of sales, the prior year.

INTEREST EXPENSE

     Interest expense was $17.3 million in fiscal 1994 - $24.7 million in fiscal 1995. The increase in interest expense was due to an increase in debt to fund the Company's aggressive new store opening, expansion, remodel and/or replacement program coupled with an increase in interest rates.

INCOME BEFORE INCOME TAXES

     Income before income taxes in 1995 was $26.6 million, or 1.9% of sales, compared with $26.2 million, or 2.1% of sales, the prior year.

INCOME TAXES

     Income tax expense, as a percentage of pre-tax income, was 36.1% in 1995 compared with 36.7% in 1994.

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE

     Income before the cumulative effect of the change in accounting principle was $17.0 million in 1995 compared to $16.6 million the prior year. Primary earnings per common share before the cumulative effect of the change in accounting principle rose from $.90 in fiscal 1994 to $.93 in fiscal 1995.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1996

OPERATING ACTIVITIES

     Net cash provided by operating activities for the year ended September 28, 1996 totalled $42.3 million. Net income for the year was $20.7 million and depreciation and amortization expense was $32.9 million. Inventory increased $11.5 million, receivables $2.5 million and accounts payable and accrued expenses $2.9 million. The receipt of advance payments on purchases contracts was $3.2 million, recognition of advance payments on purchases contracts was $2.8 million and gains on disposals of property and equipment were $2.4 million.

     The increase in inventory occurred at both store and warehouse levels and is the result of seven new store openings, seven store expansions, remodels and/or replacements, an expanded warehouse facility, increased variety and the Company's desire to maintain inventory levels to support increased sales volume. The increase in receivables is principally due to an increase in rebates and allowances due from suppliers. Accounts payable-trade, excluding non-cash additions of property and equipment ($6.0 million) increased $2.0 million due primarily to the increase in inventory. Accrued expenses increased $.9 million. Salaries, wages and bonuses payable were $1.7 million more, income tax payable was $1.7 million less and miscellaneous other accrued expenses were up $.9 million. Annual bonuses were more because the Company had a more profitable year. Certain executive bonuses were accrued in accordance with the terms of the respective employment/bonus agreements. The accrual of salaries and wages increased. Income tax payable was less due to estimated payments made during the fiscal year.

INVESTING ACTIVITIES

     Net cash used by investing activities - primarily expenditures for capital assets - during fiscal 1996 was $103.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities including the expansion of the existing warehouse facility, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 39 stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1997.

FINANCING ACTIVITIES

     Net cash provided by financing activities totalled $63.9 million. Proceeds from the issuance of long-term debt in fiscal 1996 aggregated
$130.2 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Payments on short-term borrowings, net were $20.0 million. Principal payments of long-term debt were $36.4 million. The Company paid cash dividends of $11.1 million.

FINANCIAL STRENGTH

     At September 28, 1996, the Company remained in sound financial condition. Total assets were $708.0 million and stockholders' equity was $175.0 million compared with $611.8 million and $163.8 million, respectively, at year-end, September 30, 1995. Favorable inventory turnover rates (cost of sales/inventory) in 1996 of 8.8 helped generate cash flow from operations. Return on assets (net income/total assets) increased from 2.8% in 1995 to 2.9% in 1996. Return on investment (net income/average stockholders' equity) improved from 10.6% in fiscal 1995 to 12.2% in fiscal 1996.

CAPITAL REQUIREMENTS

     The Company's new store opening, expansion, remodel and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores and expand, remodel and/or replace existing stores is subject to several factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be effected by zoning and other governmental regulation.

     The 1997 capital expenditures budget includes plans to open 10 new stores, perform minor remodels ("face-lifts") at 20 existing store locations and replace eight stores. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1997 capital expenditures, in the aggregate, are expected to be approximately $100 million. Some of the expenditures that will be incurred toward fiscal year-end will relate to assets that will be placed in service in fiscal 1998.

FINANCIAL RESOURCES

     At September 28, 1996, the Company had lines of credit with seven banks totalling $121 million; of this amount $43 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company has unencumbered property with a net book value of approximately $220 million which is available to collateralize additional debt.

     On December 6, 1996, the Company announced plans to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. Pursuant to the Indenture, the holders may convert their Debentures into the Company's Class A Common Stock, $0.05 par value per share, before the close of business on January 16, 1997. The current conversion price is $11.10. Upon conversion, no payment will be made for interest accrued on the Debentures between the October 15, 1996 interest payment date and the redemption date. If any Debentures are not converted before the redemption date, the Company would be required to pay the holders of the redeemed Debentures the redemption price of 101.80% of the principal amount thereof, plus accrued interest to the redemption date. (See Note 17 of the Notes to Consolidated Financial Statements.)

     The Company believes, based on its current results of operations, and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that its current new store opening, expansion, remodel and/or replacement program will not have a material adverse effect on the availability of these financial resources or on the sufficiency of these resources for the purpose described. There can be no assurance, however, that the Company's results of operations and financial condition will not change in the future based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. In addition, for such reasons, there can be no assurance that the results of operations from the new, expanded, remodeled and/or replacement stores will meet or exceed the results of operations of existing stores.

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

     The Company expects to continue the payment of regular dividends on a quarterly basis at the rates approved December 3, 1993. The Board of Directors, however, reconsiders the declaration of dividends periodically, and there can be no assurance as to the declaration of or the amount of dividends to be paid. The payment of dividends is subject to the discretion of the Board of Directors and will depend upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also limited by various provisions in certain financing arrangements. (See Note 7 of the Notes to Consolidated Financial Statements.)

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

   Insurance expense, as a percentage of sales, for the year ended September 28, 1996, decreased .07%.

IMPACT OF INFLATION

     Inflation in food prices during fiscal years 1996, 1995 and 1994 continued to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

IMPACT OF SFAS 121

   The Financial Accounting Standards Board issued a new standard (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" effective for the fiscal year ended September 1997. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 26 through 44 of this report on Form 10-K:

     Report of Ernst & Young LLP, Independent Auditors;

     Consolidated Balance Sheets as of September 28, 1996, and September 30,
     1995;

     Consolidated Statements of Income for the years ended September 28, 1996, September 30, 1995, and September 24, 1994;

     Consolidated Statements of Changes in Stockholders' Equity for the years ended September 28, 1996, September 30, 1995, and September 24, 1994;

     Consolidated Statements of Cash Flows for the years ended September 28, 1996, September 30, 1995, and September 24, 1994;

     Notes to Consolidated Financial Statements;

     Selected quarterly financial data required by this Item is included in
     Note 13 on page 43 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 18, 1997, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 18, 1997, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 18, 1997, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "EXECUTIVE COMPENSATION - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 18, 1997, to be filed with the Commission.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a)   Documents filed as part of this report:

          1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

          Consolidated Balance Sheets as of September 28, 1996, and September 30, 1995;

          Consolidated Statements of Income for the years ended
          September 28, 1996, September 30, 1995, and September 24,
          1994;

          Consolidated Statements of Changes in Stockholders' Equity for the years ended September 28, 1996, September 30, 1995, and September 24,1994;

          Consolidated Statements of Cash Flows for the years ended September 28, 1996, September 30, 1995, and September 24, 1994;

          Notes to Consolidated Financial Statements.

          2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 45 of this report:

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

10.1 Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Included as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

     (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Restatement and Amendment by the Entirety of the Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust effective September 26, 1993 (as amended through June 30, 1995). (Included as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

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

10.4 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

     (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August

     2, 1995. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

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

11   Statement Regarding Computation of Earnings Per Common Share.

12   Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21   Subsidiaries of the Registrant.

23   Consent of Ernst & Young LLP, Independent Auditors.

27   Financial Data Schedule (for SEC use only).
_____________________________

     (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 28, 1996.

     (c) Exhibits - The response to this portion of Item 14 is submitted in the response to Item 14(a)(3) of this report.

     (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted in the response to Item 14(a)(2) of this report.

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS




Stockholders and Board of Directors
Ingles Markets, Incorporated


We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 28, 1996 and September 30, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 28, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 28, 1996 and September 30, 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 1994 the Company changed its method of accounting for income taxes.


                                        /s/ Ernst & Young LLP



Greenville, South Carolina
November 8, 1996,
except for Note 17, as to which the date is December 6, 1996

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
_____________________________________________


                                             -------------  -------------
ASSETS
                                                  1996           1995

                                             -------------  -------------
CURRENT ASSETS:
Cash  . . . . . . . . . . . . . . . . . . .  $  22,418,003  $  20,120,776
Receivables (less allowance for doubtful
 accounts of $106,073 - 1996 and
 $85,490 - 1995). . . . . . . . . . . . . .     15,197,129     15,176,746
Inventories . . . . . . . . . . . . . . . .    128,364,435    116,863,588
Other . . . . . . . . . . . . . . . . . . .      3,935,825      3,667,010

                                             -------------  -------------
Total current assets  . . . . . . . . . . .    169,915,392    155,828,120

PROPERTY AND EQUIPMENT - Net  . . . . . . .    530,227,505    450,540,776

OTHER ASSETS  . . . . . . . . . . . . . . .      7,821,820      5,458,358

                                             -------------  -------------
TOTAL ASSETS  . . . . . . . . . . . . . . .  $ 707,964,717  $ 611,827,254
                                             =============  =============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

  SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
_____________________________________________

                                               ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   1996           1995

                                               ------------   ------------
CURRENT LIABILITIES:
Short-term loans and current
 portion of long-term liabilities. . . . . .   $ 54,274,426   $ 36,899,696
Accounts payable and accrued expenses. . . .    107,134,357     98,119,632

                                               ------------   ------------
Total current liabilities  . . . . . . . . .    161,408,783    135,019,328

DEFERRED INCOME TAXES  . . . . . . . . . . .     22,034,578     20,226,161

LONG-TERM LIABILITIES. . . . . . . . . . . .    349,511,494    292,765,280

                                               ------------   ------------
Total liabilities  . . . . . . . . . . . . .    532,954,855    448,010,769

                                               ------------   ------------
STOCKHOLDERS' EQUITY
Preferred stock, $.05 par value;
 10,000,000 shares authorized;
 no shares issued                                         -              -
Common stocks:
 Class A, $.05 par value; 150,000,000
  shares authorized;
  1996-5,097,291 shares issued and
   outstanding
  1995-4,577,541 shares issued and
   outstanding . . . . . . . . . . . . . . .        254,864        228,877
 Class B, $.05 par value; 100,000,000
  shares authorized;
  1996-13,006,859 shares issued and
   outstanding
  1995-13,326,609 shares issued and
   outstanding . . . . . . . . . . . . . . .        650,344        666,331
Paid-in capital in excess of par value . . .     50,139,088     48,599,088
Retained earnings. . . . . . . . . . . . . .    123,965,566    114,322,189

                                               ------------   ------------
Total stockholders' equity . . . . . . . . .    175,009,862    163,816,485

                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY . . . . . . . . . . . . . . . . . .   $707,964,717   $611,827,254
                                               ============   ============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 28, 1996,
    SEPTEMBER 30, 1995 AND SEPTEMBER 24, 1994
_____________________________________________

                                            --------------  --------------  --------------
                                                 1996            1995            1994

                                            --------------  --------------  --------------
 NET SALES                                  $1,472,577,792  $1,385,127,130  $1,233,496,726
 COST OF GOODS SOLD                          1,126,929,804   1,067,888,239     958,434,847
                                            --------------  --------------  --------------
 GROSS PROFIT                                  345,647,988     317,238,891     275,061,879
 OPERATING AND ADMINISTRATIVE
   EXPENSES                                    291,266,074     271,912,200     239,834,915
 RENTAL INCOME, NET                              5,114,840       4,119,979       6,397,040
                                            --------------  --------------  --------------
 INCOME FROM OPERATIONS                         59,496,754      49,446,670      41,624,004
 OTHER INCOME (EXPENSE), NET                     3,103,633       1,915,630       1,844,525
                                            --------------  --------------  --------------
 INCOME BEFORE INTEREST AND INCOME TAXES
   AND CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                         62,600,387      51,362,300      43,468,529
 INTEREST EXPENSE                               28,968,921      24,739,770      17,296,406
                                            --------------  --------------  --------------
 INCOME BEFORE INCOME TAXES AND CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE     33,631,466      26,622,530      26,172,123
                                            --------------  --------------  --------------
 INCOME TAXES:
   Current                                      10,800,000       9,000,000       9,400,000
   Deferred                                      2,100,000         600,000         200,000
                                            --------------  --------------  --------------
                                                12,900,000       9,600,000       9,600,000
                                            --------------  --------------  --------------
 INCOME BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE            20,731,466      17,022,530      16,572,123

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE FOR INCOME TAXES                 -               -       3,334,860
                                            --------------  --------------  --------------


 NET INCOME                                 $   20,731,466  $   17,022,530  $   19,906,983
                                            ==============  ==============  ==============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share before cumulative effect
      of change in accounting principle     $         1.12  $          .93  $          .90
    Cumulative effect of change in
      accounting principle for income taxes              -               -             .18
                                            --------------  --------------  --------------
    Primary earnings per common share       $         1.12  $          .93  $         1.08
                                            ==============  ==============  ==============

    Fully diluted earnings per common
      share before cumulative effect of
      change in accounting principle        $         1.03  $          .88  $          .86
    Cumulative effect of change in
      accounting principle for income taxes              -               -             .15
                                            --------------  --------------  --------------
    Fully diluted earnings per common share $         1.03  $          .88  $         1.01
                                            ==============  ==============  ==============

  Cash dividends per common share:
    Class A                                 $          .66  $          .66  $        .5775
                                            --------------  --------------  --------------
    Class B                                 $          .60  $          .60  $        .5250
                                            --------------  --------------  --------------


 See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995
    AND SEPTEMBER 24, 1994

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 25, 1993.      4,310,855  $215,543  13,592,845  $679,642  $48,594,115  $98,199,829 $147,689,129
NET INCOME . . . . .              -         -           -         -            -   19,906,983   19,906,983
CASH DIVIDENDS . . .              -         -           -         -            -   (9,628,762)  (9,628,762)
CONVERSION OF
 CONVERTIBLE SUBORDINATED
 DEBENTURES. . . . .            450        23           -         -        4,973            -        4,996
COMMON STOCK
 CONVERSIONS . . . .        100,862     5,043    (100,862)   (5,043)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 24, 1994.      4,412,167   220,609  13,491,983   674,599   48,599,088  108,478,050  157,972,346
NET INCOME . . . . .              -         -           -         -            -   17,022,530   17,022,530
CASH DIVIDENDS . . .              -         -           -         -            -  (11,178,391) (11,178,391)
COMMON STOCK
 CONVERSIONS . . . .        165,374     8,268    (165,374)   (8,268)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 SEPTEMBER 30, 1995.      4,577,541   228,877  13,326,609   666,331   48,599,088  114,322,189  163,816,485
NET INCOME . . . . .              -         -           -         -            -   20,731,466   20,731,466
CASH DIVIDENDS . . .              -         -           -         -            -  (11,088,089) (11,088,089)
EXERCISE OF STOCK
 OPTIONS . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
COMMON STOCK
 CONVERSIONS . . . .        319,750    15,987    (319,750)  (15,987)           -            -            -
                          ---------   -------  -----------  -------- ----------- ------------  -----------

BALANCE,
 SEPTEMBER 28, 1996.      5,097,291  $254,864  13,006,859  $650,344  $50,139,088 $123,965,566 $175,009,862
                          =========  ========  ==========  ========  =========== ============ ============



See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 28, 1996, SEPTEMBER 30, 1995
    AND SEPTEMBER 24, 1994
____________________________________

                                         -----------  -----------  -----------
                                             1996        1995         1994
                                         -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                               $20,731,466  $17,022,530  $19,906,983
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization expense   32,880,525   26,852,645   22,496,341
  Cumulative effect of change in
   accounting principle for income taxes           -            -   (3,334,860)
  Amortization of deferred gains                   -            -      (14,144)
  Gains on disposals of property and
   equipment                              (2,407,736)    (181,070)    (747,060)
  Receipt of advance payments on
   purchases contracts                     3,209,955    2,000,000            -
  Recognition of advance payments on
   purchases contracts                    (2,828,760)    (943,106)    (834,469)
  Deferred income taxes                    2,100,000      600,000      200,000
  (Increase) decrease in receivables      (2,473,628)   1,531,021   (2,577,393)
  (Increase) in inventory                (11,500,847) (12,926,138)  (2,218,609)
  (Increase) decrease in other assets       (304,583)    (548,301)   1,197,040
  Increase in accounts payable
   and accrued expenses                    2,938,639   11,860,053    6,209,809
                                         -----------  -----------  -----------
Net Cash Provided By
  Operating Activities                    42,345,031   45,267,634   40,283,638
                                         -----------  -----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                 3,425,913      869,520    1,288,904
Capital expenditures                    (107,325,377)(118,182,079) (68,921,873)
                                        ------------  -----------  -----------
NET CASH (USED) BY
   INVESTING ACTIVITIES                 (103,899,464)(117,312,559) (67,632,969)
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term
 debt                                    130,160,690  124,846,585   51,744,393
(Payments) proceeds on short-term
 borrowings, net                         (20,000,000)  15,000,000    7,000,000
Principal payments on long-term debt     (36,420,941) (54,973,504) (21,020,436)
Conversion of Convertible Subordinated
 Debentures                                        -            -        4,996
Proceeds from exercise of stock options    1,200,000            -            -
Dividends paid                           (11,088,089) (11,178,391)  (9,628,762)
                                         -----------  -----------  -----------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                               63,851,660   73,694,690   28,100,191
                                         -----------  -----------  -----------

NET INCREASE IN CASH                       2,297,227    1,649,765      750,860
Cash at Beginning of Year                 20,120,776   18,471,011   17,720,151
                                         -----------  -----------  -----------

CASH AT END OF YEAR                      $22,418,003  $20,120,776  $18,471,011
                                         ===========  ===========  ===========


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 1996 and 1994 each consisted of 52 weeks, while fiscal year 1995 was a 53-week year.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash nightly either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 28, 1996, investments in certificates of deposit totaled $5.0 million and investments in commercial paper totaled $3.6 million. Certificates of deposit, commercial paper and demand deposits of approximately $15.2 million in 24 banks exceed the $100,000 insurance limit per bank.

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

INCOME TAXES - The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

PRE-OPENING COSTS - Costs associated with the opening of new stores are expensed when the stores are opened.

RECLASSIFICATIONS - Certain amounts for 1995 and 1994 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

period. Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect.

ADVERTISING - The Company expenses the costs of advertising as incurred.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management's knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

RECENT PRONOUNCEMENTS - In March 1995, the FASB issued Statement no. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in the first quarter of 1997 and, based on current circumstances, does not believe the effect of adoption will be material.

 2.  INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:


                                             --------------     -------------
                                             SEPTEMBER 28,      September 30,
                                                  1996               1995
                                             --------------     -------------
 Deferred tax liabilities:
  Tax over book depreciation . . . . . . . . $   27,181,000     $  24,123,000
  Property tax method. . . . . . . . . . . .        261,000           203,000
                                             --------------     -------------
   Total deferred tax liabilities. . . . . .     27,442,000        24,326,000
                                             --------------     -------------
 Deferred tax assets:
  Excess of tax basis over financial
   reporting basis of property and equipment      3,971,000         3,971,000
  Insurance reserves . . . . . . . . . . . .      2,287,000         2,192,000
  Advance payments on purchases contracts. .      1,125,000                 -
  Other. . . . . . . . . . . . . . . . . . .      1,145,000           898,000
                                             --------------     -------------
   Total deferred tax assets . . . . . . . .      8,528,000         7,061,000
                                             --------------     -------------
   Net deferred tax liabilities. . . . . . . $   18,914,000     $  17,265,000
                                             ==============     =============

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

                                       1996          1995          1994
                                   -----------    ----------    ----------
  Federal tax at statutory rate .  $11,771,000    $9,318,000    $9,160,000
  State income tax, net of
     federal tax benefits . . . .    1,015,000       715,000       685,000
  Other . . . . . . . . . . . . .      114,000      (433,000)     (245,000)
                                    ----------    ----------    ----------
  Total . . . . . . . . . . . . .  $12,900,000    $9,600,000    $9,600,000
                                   ===========    ==========    ==========

Income taxes payable of $1,175,131 at September 28, 1996 and $2,872,093 at September 30, 1995 are included in the accompanying balance sheets in accounts payable and accrued expenses.

Current and deferred income tax expense are as follows:


                                    ----------    ----------    ----------
                                       1996          1995          1994
                                    ----------    ----------    ----------
Current:
  Federal . . . . . . . . . . . .   $9,600,000    $8,000,000    $8,400,000
  State . . . . . . . . . . . . .    1,200,000     1,000,000     1,000,000
                                    -----------   ----------    ----------
        Total current . . . . . .   10,800,000     9,000,000     9,400,000
                                    ----------    ----------    ----------
Deferred:
  Depreciation  . . . . . . . . .    2,965,000     1,184,000       355,000
  Deferred gains  . . . . . . . .            -             -        48,000
  Self-insurance reserves . . . .     (102,000)     (213,000)       12,000
  Property taxes. . . . . . . . .       62,000       (37,000)      (26,000)
  Advance payments on purchases
    contracts . . . . . . . . . .     (390,000)           -            -
  Other . . . . . . . . . . . . .     (435,000)     (334,000)     (189,000)
                                    ----------    ----------    ----------
        Total deferred  . . . . .    2,100,000       600,000       200,000
                                    ----------    ----------    ----------
  Total expense . . . . . . . . .  $12,900,000    $9,600,000    $9,600,000
                                   ===========    ==========    ==========


Current deferred income tax benefits of $3,120,690 and $2,960,690 for 1996 and 1995, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves and from capitalization of certain overhead costs in inventory for tax purposes.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

 3.  PROPERTY AND EQUIPMENT

Property and equipment, net consist of the following:


                                             -------------    -------------
                                             SEPTEMBER 28,    September 30,
                                                  1996             1995
                                             -------------    -------------
     Land . . . . . . . . . . . . . . . .    $ 107,965,769    $  93,915,087
     Construction in progress . . . . . .       23,621,825       30,347,722
     Buildings  . . . . . . . . . . . . .      301,822,944      237,241,858
     Store, office and warehouse
       equipment  . . . . . . . . . . . .      249,294,101      213,156,608
     Transportation equipment . . . . . .       16,453,550       13,922,509
     Property under capital leases. . . .          151,264          151,264
     Leasehold improvements . . . . . . .       35,573,043       35,977,020
                                             -------------    -------------
     Total. . . . . . . . . . . . . . . .      734,882,496      624,712,068
     Less accumulated depreciation and
      amortization. . . . . . . . . . . .      204,654,991      174,171,292
                                             -------------    -------------
     Property and equipment,net . . . . .    $ 530,227,505    $ 450,540,776
                                             =============    =============


The Company currently maintains general liability, automobile insurance and excess liability coverages. The Company maintains $10 million liability insurance coverage on four aircraft used in its business. The Company maintains casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

 4.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 28, 1996, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are noncancelable operating lease agreements for periods ranging up to twenty-five years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net included in the accompanying consolidated statements of income consists of the following:


                                    -----------  -----------  -----------
                                       1996         1995         1994
                                    -----------  -----------  -----------
Rents earned on owned and
  subleased properties:
   Base rentals including lease
    termination payments . . . . .  $ 9,002,824  $ 7,705,645  $ 9,398,680
   Contingent rentals. . . . . . .      577,379      596,154      428,712
                                    -----------  -----------  -----------
        Total. . . . . . . . . . .    9,580,203    8,301,799    9,827,392

Depreciation on owned
  properties leased to others  . .   (3,236,144)  (3,027,886)  (2,438,373)

Other shopping center expenses . .   (1,229,219)  (1,153,934)    (991,979)
                                    -----------  -----------  -----------
    Total. . . . . . . . . . . . .  $ 5,114,840  $ 4,119,979  $ 6,397,040
                                    ===========  ===========  ===========


INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

Owned properties leased to others under operating leases by major classes are summarized as follows:


                                                           ------------
                                                           SEPTEMBER 28,
                                                               1996
                                                           ------------
     Land  . . . . . . . . . . . . . . . . . . . . . . .   $ 27,499,000
     Buildings . . . . . . . . . . . . . . . . . . . . .     90,279,000
                                                           ------------
       Total . . . . . . . . . . . . . . . . . . . . . .    117,778,000
     Less accumulated depreciation . . . . . . . . . . .     21,071,000
                                                           ------------
     Property leased to others, net  . . . . . . . . . .   $ 96,707,000
                                                           ============


The above amounts are included in the respective captions at Note 3.

The following is a schedule of minimum future rental income on noncancelable operating leases as of September 28, 1996:

     FISCAL YEAR
     -----------
       1997 . . . . . . . . . . . . . . . . . . . . . . .   $ 8,059,099
       1998 . . . . . . . . . . . . . . . . . . . . . . .     7,000,593
       1999 . . . . . . . . . . . . . . . . . . . . . . .     5,639,225
       2000 . . . . . . . . . . . . . . . . . . . . . . .     4,662,929
       2001 . . . . . . . . . . . . . . . . . . . . . . .     3,458,127
       Thereafter . . . . . . . . . . . . . . . . . . . .    16,990,268
                                                             ----------
     Total minimum future rental income . . . . . . . . .   $45,810,241
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

OPERATING LEASES - Rent expense for all operating leases of $11,741,462, $11,796,628 and $12,016,352 for fiscal years 1996, 1995 and 1994, respectively is included in operating and administrative expenses.

The aggregate minimum rental commitments under noncancelable operating leases as of September 28, 1996 are as follows:

     FISCAL YEAR
     -----------
       1997 . . . . . . . . . . . . . . . . . . . . . . . . $ 11,494,574
       1998 . . . . . . . . . . . . . . . . . . . . . . . .   11,319,125
       1999 . . . . . . . . . . . . . . . . . . . . . . . .   11,107,881
       2000 . . . . . . . . . . . . . . . . . . . . . . . .   10,815,527
       2001 . . . . . . . . . . . . . . . . . . . . . . . .   10,749,730
       Thereafter . . . . . . . . . . . . . . . . . . . . .   68,608,906
                                                            ------------
     Total minimum future rental commitments. . . . . . . . $124,095,743
                                                            ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

 6.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                             -------------    -------------
                                             SEPTEMBER 28,    September 30,
                                                  1996             1995
                                             -------------    -------------
Accounts payable-trade  . . . . . . . . .    $  74,850,388    $  66,815,027
Property, payroll, and
   other taxes payable  . . . . . . . . .        8,694,621        9,363,814
Salaries, wages, and bonuses payable  . .        9,696,321        7,970,396
Other . . . . . . . . . . . . . . . . . .        9,378,027        9,620,395
Self-insurance reserves . . . . . . . . .        4,515,000        4,350,000
                                             -------------    -------------
Total . . . . . . . . . . . . . . . . . .    $ 107,134,357    $  98,119,632
                                             =============    =============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $8,362,306 and $8,627,447 for the year ended September 28, 1996 and September 30, 1995, respectively.

 7.  LONG-TERM LIABILITIES AND SHORT-TERM LOANS

Long-term liabilities and short-term loans are summarized as follows:


                                             -------------    -------------
                                             SEPTEMBER 28,    September 30,
                                                  1996             1995
                                             -------------    -------------
Long-term debt:
  10% Convertible Subordinated
    Debentures, maturing 2008. . . . . . . . $  37,459,000    $  37,459,000
                                             -------------    -------------
  Notes payable:
   Real estate and equipment:
    Weighted average interest rate of 9.06%,
      maturing 1997-2015 . . . . . . . . . .   231,056,171      180,607,382
    Interest rate at the average weekly yield
      of one month commercial paper plus 1.9%,
      maturing 1997-2000 . . . . . . . . . .    29,552,394       39,575,832
   Other:
    Weighted average interest rate of 6.93%,
      maturing 1998. . . . . . . . . . . . .    68,000,000       10,000,000
    Interest at 8.9%, secured by stock of
      Milkco, Inc., maturing 2002. . . . . .    15,000,005       17,857,145
    Other. . . . . . . . . . . . . . . . . .     6,166,682        8,166,674
                                             -------------    -------------
                                               349,775,252      256,207,033
                                             -------------    -------------

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

Short-term loans, interest rates at less
  than the prime rate. . . . . . . . . . . .    10,000,000       30,000,000
                                             -------------    -------------
Other long-term liabilities:
  Advance payments on purchases contracts. .     6,030,570        5,649,375
  Other. . . . . . . . . . . . . . . . . . .       521,098          349,568
                                             -------------    -------------
  Total  . . . . . . . . . . . . . . . . . .     6,551,668        5,998,943
                                             -------------    -------------
Total long-term liabilities and short-term
  loans  . . . . . . . . . . . . . . . . . .   403,785,920      329,664,976
Less current portion . . . . . . . . . . . .    54,274,426       36,899,696
                                             -------------    -------------
Long-term liabilities, net of current
  portion  . . . . . . . . . . . . . . . . . $ 349,511,494    $ 292,765,280
                                             =============    =============

The Convertible Subordinated Debentures (the "Debentures") are unsecured and subordinated in right of payment to all existing and future Senior Indebtedness (as defined by the Indenture) of the Company. Interest is payable semi-annually on April 15 and October 15.

The Debentures are convertible into Class A Common Stock of the Company at any time prior to maturity or redemption at $11.10 per share, subject to adjustment under certain conditions. The Debentures are redeemable at any time, in whole or in part, at the option of the Company under certain conditions. (See Note 17 of the Notes to Consolidated Financial Statements regarding redemption of all of the Company's outstanding Convertible Subordinated Debentures.)

During October 1996, the Company obtained a $6 million bank loan at an interest rate of 7.15% maturing in December 1997. The proceeds from the loan were used to reduce short-term borrowings outstanding at September 28, 1996. Short-term borrowings have been reclassified to long-term liabilities at September 28, 1996 pursuant to this refinancing.

At September 28, 1996, property and equipment with an undepreciated cost of approximately $273 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 28, 1996, has the effect of restricting funds available for dividends to approximately $20.0 million.

At September 28, 1996, the Company had unused lines of credit of $43 million. The lines provide the Company with various interest rate options, generally at rates less than prime.


Components of interest costs are as follows:

                                   -----------   -----------   -----------
                                       1996          1995          1994
                                   -----------   -----------   -----------
     Total interest costs . . . .  $31,338,464   $26,501,706   $18,184,443
     Interest capitalized . . . .   (2,369,543)   (1,761,936)     (888,037)
                                   -----------   -----------   -----------
     Interest expense . . . . . .  $28,968,921   $24,739,770   $17,296,406
                                   ===========   ===========   ===========


ADVANCE PAYMENTS ON PURCHASES CONTRACTS - The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

Maturities of long-term liabilities at September 28, 1996 are as follows:

     FISCAL YEAR
     -----------
        1997 . . . . . . . . . . . . . . . . . . . . . . .  $ 54,274,426
        1998 . . . . . . . . . . . . . . . . . . . . . . .   112,014,374
        1999 . . . . . . . . . . . . . . . . . . . . . . .    43,594,246
        2000 . . . . . . . . . . . . . . . . . . . . . . .    31,575,663
        2001 . . . . . . . . . . . . . . . . . . . . . . .    18,893,282
        Thereafter . . . . . . . . . . . . . . . . . . . .   143,433,929
                                                            ------------
        Total                                               $403,785,920
                                                            ============

 8.  STOCKHOLDERS' EQUITY

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

EARNINGS PER COMMON SHARE - Weighted average number of common shares used to compute earnings per share is as follows:

                                   ----------   ----------   ----------
                                      1996         1995         1994
                                   ----------   ----------   ----------
     Primary  . . . . . . . . . .  18,520,459   18,316,672   18,386,557
     Fully diluted  . . . . . . .  22,098,790   21,691,357   21,792,770

 9.  EMPLOYEE BENEFIT PLANS

INVESTMENT/PROFIT SHARING PLAN - The purpose of the qualified profit sharing plan is to provide retirement benefits to eligible employees. Assets of the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

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

Company contributions to the plan, included in operating and administrative expenses, were $700,000 for 1996, $700,000 for 1995 and $452,195 for 1994.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of $5,398,478, $4,241,183 and $3,602,687 for 1996, 1995 and 1994, respectively.

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

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock may be issued to qualified employees from time to time on or before September 8, 1997. No options may be granted to any employee who owns, at the time of the proposed grant, stock possessing more than 10% of the total combined voting power of all classes of stock of the Company. Options that lapse or are canceled may be reissued by the Company. As of September 28, 1996, no options were exercisable under this plan. Information with respect to options granted, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 25, 1993 . . .     163,500     $6.13-$10.00    $1,267,250
       Granted  . . . . . . . .      27,000         8.63           232,875
       Canceled . . . . . . . .     (35,500)     6.13-10.00       (323,000)
                                   --------                     ----------
     Outstanding,
       September 24, 1994 . . .     155,000      6.13-10.00      1,177,125
       Granted  . . . . . . . .      27,000        11.38           307,125
       Canceled . . . . . . . .     (46,500)     6.13-11.38       (425,375)
                                   --------                     ----------
     Outstanding,
       September 30, 1995 . . .     135,500      6.13-11.38      1,058,875
       Granted  . . . . . . . .      53,000         10.00          530,000
       Canceled . . . . . . . .     (27,000)     6.13-11.38       (256,500)
                                   --------                     ----------
     OUTSTANDING,
       SEPTEMBER 28, 1996 . . .     161,500     $6.13-$11.38    $1,332,375
                                   ========                     ==========

1991 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. As of September 28, 1996, no options were currently exercisable under this plan. Information with respect to options granted, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 25, 1993 . . .     896,000     $5.75-$6.88     $5,760,000
       Granted  . . . . . . . .     200,000     10.38-11.50      2,187,500
       Canceled . . . . . . . .    (100,000)        6.88          (687,500)
                                   --------                    -----------
     Outstanding,
       September 24, 1994 . . .     996,000      5.75-11.50      7,260,000
       Granted  . . . . . . . .           -          -                   -
       Canceled . . . . . . . .           -          -                   -
                                   --------                    -----------
     Outstanding,
       September 30, 1995 . . .     996,000      5.75-11.50      7,260,000
       Granted  . . . . . . . .           -          -                   -
       Canceled . . . . . . . .      (5,000)        6.88           (34,375)
                                   ---------                    ----------
     OUTSTANDING,
       SEPTEMBER 28, 1996. .        991,000     $5.75-$11.50    $7,225,625
                                   ========                     ==========

STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS - During the year ended September 28, 1996, Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy B. Laney, President and Chief Operating Officer of the Company, each exercised their options to purchase 100,000 shares of the Company's Class A Common Stock at an option price of $6.00 per share. The difference between the fair market value of the Class A Common Stock at the date of the grant of the options ($7.75 per share) and the option price ($6.00 per share) was previously expensed on the Company's books. On August 2, 1995, the Company entered into a nonqualified stock option agreement with one of its executive officers under which 100,000 shares of the Company's Class A Common Stock may be issued to him at $10.625 per share (the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

fair market value of the stock at the date the option was granted). The option is exercisable within a period of three months after five years from the date of issue or upon death, disability, or retirement.

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

10.  MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $168 million in 1996, $236 million in 1995 and $207 million in 1994. This distributor owns approximately 5% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 28, 1996. Amounts owed to this distributor, included in accounts payable-trade, were $3.8 million and $4.6 million at September 28, 1996 and September 30, 1995, respectively.

11.  SUPPLEMENTARY INCOME STATEMENT DATA

Operating and administrative expenses include the following:

                                        ----------- ----------- -----------
                                            1996        1995        1994
                                        ----------- ----------- -----------
   Advertising and promotion expense. . $17,849,164 $18,656,718 $17,129,161
                                        =========== =========== ===========

12.  LINES OF BUSINESS

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in thousands) is as follows:

                                  -----------   -----------   -----------
                                      1996          1995          1994
                                  -----------   -----------   -----------
Revenues from unaffiliated
  customers:
    Grocery and food sales . . .  $ 1,472,578   $ 1,385,127   $ 1,233,497
    Shopping center rentals. . .        9,580         8,302         9,827
Income from operations:
    Grocery and food sales . . .       54,382        45,327        35,227
    Shopping center rentals. . .        5,115         4,120         6,397
Assets:
    Grocery and food sales . . .      611,258       517,142       428,944
    Shopping center rentals. . .       96,707        94,685        77,649
Capital expenditures:
    Grocery and food sales . . .      104,212       104,527        65,012
    Shopping center rentals. . .        9,087        13,655         3,910
Depreciation and amortization:
    Grocery and food sales . . .       29,645        23,825        20,058
    Shopping center rentals. . .        3,236         3,028         2,438

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

13.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contain thirteen weeks, except for the fourth quarter of fiscal 1995 which contains fourteen weeks.

                      (in thousands except earnings per common share)
                      -----------------------------------------------
                           1ST         2ND        3RD        4TH
1996                     QUARTER     QUARTER    QUARTER    QUARTER     TOTAL
----                     -------     -------    -------    -------  ----------
NET SALES . . . . . . . $357,406    $364,223   $370,352   $380,597  $1,472,578
GROSS PROFIT. . . . . .   82,368      84,324     87,518     91,438     345,648
NET INCOME. . . . . . .    4,722       4,431      5,897      5,681      20,731
PRIMARY EARNINGS
 PER COMMON SHARE . . .      .26         .24        .32        .30        1.12


1995
----
Net sales . . . . . . . $330,206    $327,950   $347,779   $379,192  $1,385,127
Gross profit. . . . . .   73,584      74,522     79,336     89,797     317,239
Net income. . . . . . .    3,838       2,187      4,543      6,455      17,023
Primary earnings per
 common share . . . . .      .21         .12        .25        .35         .93

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

   Long and short-term liabilities: The carrying amounts of the Company's short-term borrowings approximate their fair value. The fair values of the Company's long-term liabilities are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at September 28, 1996 are as follows (amounts in thousands):

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 28, 1996, September 30, 1995
    and September 24, 1994

                                            Carrying Amount    Fair Value
                                            ---------------    ----------
Cash and cash equivalents. . . . . . . . . .   $ 22,418         $ 22,418
Receivables. . . . . . . . . . . . . . . . .     15,197           15,197
Short-term liabilities . . . . . . . . . . .     10,000           10,000
Long-term liabilities:
   10% Convertible Subordinated Debentures .     37,459           53,513
   Real estate and equipment . . . . . . . .    260,609          262,084
   Other . . . . . . . . . . . . . . . . . .     95,718           95,718

16.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                        ----------- ----------- -----------
                                            1996        1995        1994
                                        ----------- ----------- -----------
Cash paid during the year for:
  Interest (net of amounts
    capitalized) . . . . . . . . . . .  $28,570,394 $23,914,428 $16,979,825
  Income taxes . . . . . . . . . . . .   12,948,545   7,186,997   9,769,130

Non cash item:
  Property and equipment additions
    included in accounts payable . . .    5,974,503           -           -

17.  SUBSEQUENT EVENT

On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures ("the Debentures") on January 20, 1997. As discussed in Note 7, the holders of the Debentures have the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share prior to the redemption. In October and November 1996, approximately $10.8 million of the Debentures were converted into approximately 970,000 shares of Class A Common Stock. Had the conversion of all of the outstanding Debentures occurred at the beginning of fiscal year 1996, primary earnings per common share for the year ended September 28, 1996 would have decreased from $1.12 to $1.04.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES                    SEC SCHEDULE II


SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT
                                       BEGINNING OF     CHARGED TO                   BALANCE AT
DESCRIPTION                                YEAR      COSTS & EXPENSES  DEDUCTIONS   END OF YEAR
-------------------------------------  ------------  ----------------  ----------   -----------
Fiscal year ended September 28, 1996:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  85,490     $        30,000  $ 9,417 (1)   $ 106,073

Fiscal year ended September 30, 1995:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  95,953                      $10,463 (1)   $  85,490

Fiscal year ended September 24, 1994:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $ 100,000                      $ 4,047 (1)   $  95,953





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

                                      Date:  December 23, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                             December 23, 1996
------------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director


/s/ Landy B. Laney                              December 23, 1996
------------------------------------
Landy B. Laney, President, Chief
Operating Officer and Director


/s/ Jack R. Ferguson                            December 23, 1996
------------------------------------
Jack R. Ferguson, Vice President-
Finance, Chief Financial Officer
and Director


/s/ Vaughn C. Fisher                            December 23, 1996
------------------------------------
Vaughn C. Fisher, Vice President-
Sales Manager and Director


/s/ Anthony S. Federico                         December 23, 1996
------------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director


/s/ Brenda S. Tudor                             December 23, 1996
------------------------------------
Brenda S. Tudor, CPA
Secretary and Controller

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

10.1 Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Included as Exhibit 10.1 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

     (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.2 Restatement and Amendment by the Entirety of the Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust effective September 26, 1993 (as amended through June 30, 1995). (Included as Exhibit 10.2 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

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

10.4 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

     (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

     (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

11 Statement Regarding Computation of Earnings Per Common Share. (page 49) (Edgar version only: See document number 2 of this Edgarized Report)

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (page 50)(Edgar version only: See document Number 3 of this Edgarized report)

21 Subsidiaries of the Registrant. (page 51)(Edgar version only: See document Number 4 of this Edgarized report)

23 Consent of Ernst & Young LLP, Independent Auditors. (page 52)(Edgar version only: See document Number 5 of this Edgarized report)

27   Financial Data Schedule (for SEC use only).