Form 10-Q
period 1996-12-28
INGLES MARKETS INC
filed 1997-02-10
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 1996
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________  .

Commission File Number 0-14706



                         INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
-------------------------------         -------------------------------
(State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)       Identification Number)

P.O. Box 6676, Asheville, NC            28816
-------------------------------         -------------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
  including area code:                  (704) 669-2941
                                        -------------------------------



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

As of February 3, 1997, the registrant had 8,845,868 shares of Class A Common Stock, $.05 par value per share, and 12,989,871 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   December 28, 1996 and
                   September 28, 1996                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   December 28, 1996 and
                   December 30, 1995                                 5

            Consolidated Statements of Changes in
            Stockholders' Equity
                   Three Months Ended
                   December 28, 1996 and
                   December 30, 1995                                 6

            Consolidated Statements of Cash Flows -
                   Three Months Ended
                   December 28, 1996 and
                   December 30, 1995                                 7

            Notes to Unaudited Interim Financial Statements          8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             11

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                      16

Signatures                                                          17

Exhibits
     11   Computation of Earnings Per Common Share                  18
     27   Financial Data Schedule (for SEC use only)

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                               DECEMBER 28,  SEPTEMBER 28,
                                                   1996           1996
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  23,088,604  $  22,418,003
       Receivables                               17,197,344     15,197,129
       Inventories                              126,979,074    128,364,435
       Other                                      4,021,083      3,935,825
                                              -------------  -------------

             TOTAL CURRENT ASSETS               171,286,105    169,915,392

 PROPERTY AND EQUIPMENT - Net                   545,793,660    530,227,505
 ----------------------

 OTHER ASSETS                                     7,769,040      7,821,820
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 724,848,805  $ 707,964,717
                                              =============  =============





 NOTE: The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                          ----------------------------
                                AND SUBSIDIARIES
                                ----------------

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)
                    ---------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                               DECEMBER 28,  SEPTEMBER 28,
                                                  1996           1996
                                               (UNAUDITED)      (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 58,366,168   $ 54,274,426

    Accounts payable and accrued
      expenses                                  102,079,360    107,134,357
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   160,445,528    161,408,783

 DEFERRED INCOME TAXES                           22,934,578     22,034,578
 ---------------------

 LONG-TERM LIABILITIES                          346,171,497    349,511,494
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              529,551,603    532,954,855
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 6,784,888
      shares issued and outstanding
      December 28, 1996; 5,097,291 shares
      issued and outstanding
      September 28, 1996                            339,244        254,864
     Class B, $.05 par value; 100,000,000
      shares authorized; 12,990,621
      shares issued and outstanding
      December 28, 1996; 13,006,859 shares
      issued and outstanding
      September 28, 1996                            649,531        650,344
    Paid-in capital in excess of
      par value                                  68,089,728     50,139,088
    Retained earnings                           126,218,699    123,965,566
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  195,297,202    175,009,862
                                               -------------  ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $724,848,805   $707,964,717
                                               ============   ============

 NOTE: The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                          ----------------------------
                                AND SUBSIDIARIES
                                ----------------

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------
                                  (UNAUDITED)
                                  -----------

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                DECEMBER 28, DECEMBER 30,
                                                    1996         1995
                                                ------------ ------------
 NET SALES                                      $381,115,510 $357,406,265
 COST OF GOODS SOLD                              290,188,391  275,038,436
                                                ------------ ------------
 GROSS PROFIT                                     90,927,119   82,367,829

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       75,864,708   69,072,617

 RENTAL INCOME, NET                                1,330,629      995,347
                                                ------------ ------------
 INCOME FROM OPERATIONS                           16,393,040   14,290,559
 OTHER INCOME, NET                                   279,697      569,784
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               16,672,737   14,860,343
 INTEREST EXPENSE                                  8,116,084    7,238,227
                                                ------------ ------------

 INCOME BEFORE INCOME TAXES                        8,556,653    7,622,116
                                                ------------ ------------

 INCOME TAXES:
   Current                                         2,600,000    3,000,000
   Deferred                                          700,000     (100,000)
                                                ------------ ------------
                                                   3,300,000    2,900,000
                                                ------------ ------------

 INCOME BEFORE EXTRAORDINARY ITEM                  5,256,653    4,722,116

 EXTRAORDINARY ITEM- EARLY EXTINGUISHMENT OF
   DEBT (NET OF INCOME TAX BENEFIT)                 (211,159)           -
                                                ------------ ------------

 NET INCOME                                     $  5,045,494 $  4,722,116
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share
     before extraordinary item                  $        .27 $        .26
    Extraordinary item - early extinguishment
     of debt                                            (.01)           -
                                                ------------ ------------

    Primary earnings per common share           $        .26 $        .26
                                                ============ ============
    Fully diluted earnings per common share
      before extraordinary item                 $        .25 $        .24
    Extraordinary item-early extinguishment
      of debt                                           (.01)           -
                                                ------------ ------------
    Fully diluted earnings per common share     $        .24 $        .24
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
----------------------------------------------------------

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -    4,722,116    4,722,116
CASH DIVIDENDS . . .              -         -           -         -            -   (2,754,286)  (2,754,286)
COMMON STOCK
 CONVERSIONS . . . .          1,200        60      (1,200)      (60)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 30,1995. .      4,578,741  $228,937  13,325,409  $666,271  $48,599,088 $116,290,019 $165,784,315
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 28, 1996.      5,097,291  $254,864  13,006,859  $650,344  $50,139,088 $123,965,566 $175,009,862
NET INCOME . . . . .              -         -           -         -            -    5,045,494    5,045,494
CASH DIVIDENDS . . .              -         -           -         -            -   (2,792,361)  (2,792,361)
EXERCISE OF STOCK
 OPTIONS . . . . . .        403,200    20,160           -         -    3,937,615            -    3,957,775
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .      1,268,159    63,407           -         -   14,013,025            -   14,076,432
COMMON STOCK
 CONVERSIONS . . . .         16,238       813     (16,238)     (813)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 DECEMBER 28,1996. .      6,784,888  $339,244  12,990,621  $649,531  $68,089,728 $126,218,699 $195,297,202
                          =========  ========  ==========  ========  =========== ============ ============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                          ----------------------------
                                AND SUBSIDIARIES
                                ----------------
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
               -------------------------------------------------

                                                   THREE MONTHS ENDED
                                               --------------------------
                                               DECEMBER 28,  DECEMBER 30,
                                                   1996          1995
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $  5,045,494  $  4,722,116

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense          9,221,711     7,769,984
   Receipt of advance payment on purchases
    contract                                              -       800,000
   Recognition of advance payments on
    purchases contracts                          (1,523,037)     (581,250)
   Gains on disposals of property and
    equipment                                        (3,129)     (572,988)
   Deferred income taxes                            700,000      (100,000)
   Extraordinary item-early extinguishment
     of debt (net of income tax benefit)            211,159             -
   Increase in receivables                       (1,996,189)   (3,362,894)
   Decrease (increase) in inventory               1,385,361    (1,224,838)
   Increase in other assets                        (245,790)   (1,089,496)
   Decrease in accounts payable and
    accrued expenses                             (2,538,990)     (791,465)
                                               ------------  ------------

 Net Cash Provided by Operating Activities       10,256,590     5,569,169
                                               ------------  ------------


 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                          90,007       904,661
 Capital expenditures                           (26,012,624)  (28,410,095)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (25,922,617)  (27,505,434)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        35,029,934    39,857,403
 Payments on short-term borrowings, net                   -    (5,000,000)
 Principal payments of long-term debt           (18,678,720)   (7,877,818)
 Dividends paid                                  (2,792,361)   (2,754,286)
 Proceeds from exercise of stock options          2,777,775             -
                                               ------------  ------------

 Net Cash Provided By Financing Activities       16,336,628    24,225,299
                                               ------------  ------------

 Net Increase in Cash                               670,601     2,289,034
 Cash at Beginning of Period                     22,418,003    20,120,776
                                               ------------  ------------

 Cash at End of Period                         $ 23,088,604  $ 22,409,810
                                               ============  ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                          ----------------------------
                                AND SUBSIDIARIES
                                ----------------

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                -----------------------------------------------
                               December 28, 1996
                               -----------------

A.  BASIS OF PREPARATION
    --------------------

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 28, 1996, and the results of operations, changes in stockholders' equity and cash flows for the three months ended December 28, 1996 and December 30, 1995. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1996.

         The results of operations for the three month period ended
         December 28, 1996 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month period ended December 30, 1995 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
    -------------------------

         Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (19,378,023 and 18,353,052 for the three months ended December 28, 1996 and December 30, 1995, respectively).

         Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 22,141,295 and 21,783,919 for the three months ended December 28, 1996 and December 30, 1995, respectively.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    -------------------------------

         Receivables are presented net of an allowance for doubtful accounts of $116,761 and $106,073 at December 28, 1996 and September 28, 1996, respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    -------------------------------------

         Accounts payable and accrued expenses consist of the following:

                                      December 28,      September 28,
                                          1996              1996
                                      ------------      -------------
 Accounts payable-trade               $ 73,657,499      $  74,850,388
 Property, payroll, and
  other taxes payable                    8,389,759          8,694,621
 Salaries, wages and
  bonuses payable                        6,448,427          9,696,321
 Self-insurance reserves                 4,545,000          4,515,000
 Other                                   9,038,675          9,378,027
                                      ------------      -------------
                                      $102,079,360      $ 107,134,357
                                      ============      =============

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $2,017,982 and $1,964,104 for the three months ended December 28,1996 and December 30, 1995, respectively.

E.  LONG-TERM LIABILITIES
    ---------------------

         During the three months ended December 28, 1996, the Company obtained $35,029,934 in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details are as follows:

           Interest rate at 6.75%, maturing 1998,
             unsecured                                         $ 25,000,000

           Interest rate at 8.15%, maturing 2003,
             secured by real estate and equipment                 4,529,934

           Interest rate at 7.43%, maturing 2001,
             secured by equipment                                 5,500,000
                                                               ------------
                                                               $ 35,029,934
                                                               ============

         During January 1997, the Company obtained three long-term bank lines of credit totalling $21.0 million at interest rates below prime rate. The proceeds of the loans were used to reduce short-term borrowings of $18.0 million and other long-term borrowings of $3.0 million. Short-term borrowings of $18.0 million have been reclassified to long-term liabilities at December 28, 1996 pursuant to this refinancing.

         On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures ("the Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997.

         During the three months ended December 28, 1996, approximately $14.1 million of the Debentures were converted into approximately 1.3 million shares of Class A Common Stock. The write-off of unamortized loan costs of $211,159 (net of income tax benefit of $130,000) relating to the converted Debentures are included as an extraordinary item in the accompanying statement of income for the three months ended December 28, 1996.

         Additional Debentures totalling approximately $22.6 million were converted into approximately 2.0 million shares of Class A Common Stock from December 29, 1996 through January 16, 1997. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997.
         Approximately $.4 million of additional unamortized loan costs and redemption premium (net of the income tax benefit) will be included as an extraordinary item in the statement of income for the three month period that will end on March 29, 1997.

         Had the conversion of the additional $22.6 million of the Debentures that were converted after December 28, 1996 occurred at the beginning of the three month period ended December 28, 1996, primary earnings per common share would have decreased from $.26 to $.25.

F.  DIVIDENDS
    ---------

         The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 14, 1996 to stockholders of record on October 4, 1996.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
    -----------------------------------

         Cash paid for interest and taxes is as follows:

                                            THREE MONTHS ENDED
                                      -------------------------------
                                      December 28,       December 30,
                                          1996               1995
                                      ------------       ------------
 Interest (net of
  amount capitalized)                 $  9,192,257       $  7,983,527
 Income taxes                            1,888,448          3,047,300

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS
---------------------

                 THREE MONTHS ENDED DECEMBER 28, 1996 COMPARED
                 WITH THE THREE MONTHS ENDED DECEMBER 30, 1995
                 ---------------------------------------------




NET SALES
---------

Net sales for the three month period ended December 28, 1996 increased $23.7 million, to $381.1 million, up 6.6% over sales of $357.4 million a year ago. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year) was 1.5%.

The strong gain in sales was driven by the opening of new stores this year and last year and the expansion, remodel and/or replacement of existing stores during the prior and current fiscal years. During the period from October 1, 1995 through December 28, 1996, nine new stores were opened, nine older stores were expanded, remodeled and/or replaced and one older store was closed. Sales also benefited from the Company's continuing commitment to superior customer service, its broad selection of quality food and non-food products, including private label items, at competitive prices, and its effective marketing and merchandising techniques.

At December 28, 1996, the Company operated 190 supermarkets in six states:
North Carolina (59), South Carolina (28), Georgia (76), Tennessee (23), Virginia (3) and Alabama (1).

GROSS PROFIT

Gross profit for the period was $90.9 million, or 23.9% of sales, compared with $82.4 million, or 23.0% of sales, last year - an increase of 10.4%. A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by effective buying, an aggressive merchandising and pricing program, good promotional strategy and improved product mix. Produce and frozen food gross profit, as a percentage of sales, improved due to better merchandising and effective purchasing and pricing programs.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, increased from 19.3% last year to 19.9% this year. The cost of labor at store level, depreciation and amortization expense, taxes and licenses and repairs and maintenance, as a percentage of sales, increased. The increase in depreciation and amortization expense results from the Company's aggressive new store opening, expansion, remodel and/or replacement program last year and this year.

RENTAL INCOME, NET

Rental income, net was $1.0 million last year - $1.3 million this year. The increase is due to an increase in gross rental income, $.4 million, net of increased expenses, $.1 million, associated with the operation of shopping centers.

INCOME FROM OPERATIONS

Income from operations for the period was $16.4 million, or 4.3% of sales, compared to $14.3 million, or 4.0% of sales, a year ago - an increase of 14.7%. The increase in operating income is due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME, NET

Other income, net decreased $.3 million. Fiscal 1996 includes gains of $.5 million on the sale of two outparcels of land located adjacent to shopping centers owned by the Company. Other miscellaneous income in fiscal 1997 increased $.2 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes rose 12.2% - from $14.9 million last year to $16.7 million this year.

INTEREST EXPENSE

Interest expense increased from $7.2 million last year to $8.1 million this year due to an overall increase in debt levels to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $8.6 million, or 2.2% of sales, this year compared with $7.6 million, or 2.1% of sales, the prior year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 38.6% this year - 38.0% last year.

INCOME BEFORE EXTRAORDINARY ITEM

Income before the extraordinary item increased 11.3%, to $5.3 million, or 1.4% of sales this year, compared with $4.7 million, or 1.3% of sales, the prior year. Primary earnings per common share before the extraordinary item increased from $.26 last year to $.27 this year.

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
  (NET OF INCOME TAX BENEFIT)

On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997. During the quarter ended December 28, 1996, approximately $14.1 million of the Debentures were converted into approximately 1.3 million shares of Class A Common Stock. The unamortized loan cost associated with the early extinguishment of this debt (net of the income tax benefit) was $.2 million.

NET INCOME

Net income for the period ended December 28, 1996 was $5.0 million compared with $4.7 million last year while primary earnings per common share was $.26 in both fiscal years.


FINANCIAL CONDITION
-------------------

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the three month period ended December 28, 1996 totalled $10.3 million. Net income for the period was $5.0 million and depreciation and amortization expense was $9.2 million. Accounts payable and accrued expenses decreased $2.5 million, receivables increased $2.0 million and inventory decreased $1.4 million. The recognition of advance payments on purchases contracts was $1.5 million.

Accounts payable-trade, excluding non-cash additions of property and equipment of $4.8 million and $6.0 million at December 28, 1996 and September 28, 1996, respectively, remained basically unchanged. Salaries, wages and bonuses payable were $3.2 million less, the income tax benefit from the exercise of stock options was $1.2 million and other accrued expenses decreased $.5 million. Salaries, wages and bonuses payable were less due to the payment of annual bonuses accrued at September 28, 1996. The increase in receivables is primarily due to an increase in rebates and allowances due from suppliers.

INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - was $25.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in seven stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1998.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $16.3 million. Proceeds from the issuance of long-term debt aggregated $35.0 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Principal payments of long-term debt were $18.7 million. The Company paid cash dividends of $2.8 million. Proceeds from the exercise of stock options were $2.8 million.

FINANCIAL STRENGTH

At December 28, 1996, the Company remained in sound financial condition. Total assets were $724.8 million and stockholders' equity was $195.3 million compared with $708.0 million and $175.0 million, respectively, at year-end, September 28, 1996. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1997 of 9.1 helped generate cash flow from operations; return on assets (income before the extraordinary item/total assets annualized) was 2.9% and return on investment (income before the extraordinary item/average stockholders' equity annualized) was 11.4%.

CAPITAL REQUIREMENTS

The Company's new store opening, expansion, remodeling and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores and expand, remodel and/or replace existing stores is subject to several factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be effected by zoning and other governmental regulation.

During the period ended December 28, 1996, two new stores were opened and two older stores were replaced. During the balance of fiscal 1997, the Company expects to open seven new stores, perform minor remodels ("face-lifts") at seven existing store locations and remodel and/or replace four older stores. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1997 capital expenditures, in the aggregate, are expected to be approximately $100 million. Some of the expenditures that will be incurred during the fiscal year will relate to assets that will be placed in service in fiscal 1998.

FINANCIAL RESOURCES

At December 28, 1996, the Company had lines of credit with seven banks totalling $121 million; of this amount $27 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $230 million which is available to collateralize additional debt.

On December 6, 1996, the Company announced its intention to redeem all its outstanding Debentures on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997.

During the quarter ended December 28, 1996, approximately $14.1 million of the Debentures were converted into approximately 1.3 million shares of Class A Common Stock. The unamortized loan cost associated with the early extinguishment of this debt (net of the income tax benefit) was $.2 million.

Additional Debentures totalling approximately $22.6 million were converted into approximately 2.0 million shares of Class A Common Stock from December 29, 1996 through January 16, 1997. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of the face value plus accrued interest on January 20, 1997. Approximately $.4 million of additional unamortized loan costs and redemption premium (net of the income tax benefit) will be included as an extraordinary item in the statement of income for the three month period that will end on March 29, 1997.

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

Insurance expense, as a percentage of sales, for the period ended December 28, 1996, decreased .04%.

IMPACT OF INFLATION

Inflation in food prices during calendar years 1996, 1995 and 1994 continued to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.


Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 11 - Computation of Earnings Per Common Share.

          Exhibit 27 - Financial Data Schedule (for SEC use only).

(b) Reports on Form 8-K. The Company filed a Form 8-K on December 6, 1996 concerning the Company's intent to redeem its Convertible Subordinated Debentures on January 20, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  February 10, 1997                      /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 10, 1997                      /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer