Form 10-Q
period 1997-03-29
INGLES MARKETS INC
filed 1997-05-12
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________ .

Commission File Number 0-14706



                           INGLES MARKETS, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                                      56-0846267
-------------------------------                     ---------------------------
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
               -------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (704) 669-2941
               --------------------------------------------------
              (Registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X NO   .
                                              ---  ---
As of May 2, 1997, the registrant had 8,969,268 shares of Class A Common Stock, $.05 par value per share, and 12,877,471 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   March 29, 1997 and
                   September 28, 1996                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   March 29, 1997 and
                   March 30, 1996                                    5

                   Six Months Ended
                   March 29, 1997 and
                   March 30, 1996                                    6


            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Six Months Ended
                   March 29, 1997 and
                   March 30, 1996                                    7

            Consolidated Statements of Cash Flows -
                   Six Months Ended
                   March 29, 1997 and
                   March 30, 1996                                    8

            Notes to Unaudited Interim Financial Statements          9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             13

Part II - Other Information

     Item 4.  Submission of Matters to a Vote of Security
              Holders                                               21

     Item 6.  Exhibits and Reports on Form 8-K                      21

Signatures                                                          22

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   March 29, 1997 and
                   March 30, 1996                                   23

                   Six Months Ended
                   March 29, 1997 and
                   March 30, 1996                                   24

     27   Financial Data Schedule (for SEC use only)

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS




                                                 MARCH 29,   SEPTEMBER 28,
                                                   1997          1996
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  28,723,709  $  22,418,003
       Receivables                               15,316,727     15,197,129
       Inventories                              127,221,934    128,364,435
       Other                                      4,962,525      3,935,825
                                              -------------  -------------

             TOTAL CURRENT ASSETS               176,224,895    169,915,392

 PROPERTY AND EQUIPMENT - Net                   559,394,341    530,227,505
 ----------------------

 OTHER ASSETS                                     7,156,250      7,821,820
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 742,775,486  $ 707,964,717
                                              =============  =============





 NOTE: The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                    CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 MARCH 29,   SEPTEMBER 28,
                                                   1997          1996
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $121,891,375   $ 54,274,426

    Accounts payable and accrued
      expenses                                   98,642,113    107,134,357
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   220,533,488    161,408,783

 DEFERRED INCOME TAXES                           23,334,578     22,034,578
 ---------------------

 LONG-TERM LIABILITIES                          278,645,426    349,511,494
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              522,513,492    532,954,855
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 8,866,868
      shares issued and outstanding
      March 29, 1997; 5,097,291 shares
      issued and outstanding
      September 28, 1996                            443,343        254,864
     Class B, $.05 par value; 100,000,000
      shares authorized; 12,979,871
      shares issued and outstanding
      March 29, 1997; 13,006,859 shares
      issued and outstanding
      September 28, 1996                            648,994        650,344
    Paid-in capital in excess of
      par value                                  90,926,219     50,139,088
    Retained earnings                           128,243,438    123,965,566
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  220,261,994    175,009,862
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $742,775,486   $707,964,717
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                -------------------------
                                                  MARCH 29,    MARCH 30,
                                                    1997         1996
                                                ------------ ------------
 NET SALES                                      $376,142,746 $364,223,309
 COST OF GOODS SOLD                              284,109,081  279,898,927
                                                ------------ ------------
 GROSS PROFIT                                     92,033,665   84,324,382

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       77,868,870   72,072,746

 RENTAL INCOME, NET                                1,346,304    1,239,253
                                                ------------ ------------
 INCOME FROM OPERATIONS                           15,511,099   13,490,889
 OTHER INCOME, NET                                   824,057      909,479
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               16,335,156   14,400,368
 INTEREST EXPENSE                                  7,171,723    7,269,661
                                                ------------ ------------

 INCOME BEFORE INCOME TAXES                        9,163,433    7,130,707
                                                ------------ ------------

 INCOME TAXES:
   Current                                         4,100,000    2,900,000
   Deferred                                         (600,000)    (200,000)
                                                ------------ ------------
                                                   3,500,000    2,700,000
                                                ------------ ------------

 INCOME BEFORE EXTRAORDINARY ITEM                  5,663,433    4,430,707

 EXTRAORDINARY ITEM- EARLY EXTINGUISHMENT OF
   DEBT (NET OF INCOME TAX BENEFIT)                 (354,116)           -
                                                ------------ ------------

 NET INCOME                                     $  5,309,317 $  4,430,707
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share
     before extraordinary item                  $        .26 $        .24
    Extraordinary item - early extinguishment
     of debt                                            (.02)           -
                                                ------------ ------------

    Primary earnings per common share           $        .24 $        .24
                                                ============ ============

    Fully diluted earnings per common share
      before extraordinary item                 $        .26 $        .23
    Extraordinary item-early extinguishment
      of debt                                           (.02)           -
                                                ------------ ------------
    Fully diluted earnings per common share     $        .24 $        .23
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                     SIX MONTHS ENDED
                                                -------------------------
                                                  MARCH 29,    MARCH 30,
                                                    1997         1996
                                                ------------ ------------
 NET SALES                                      $757,258,256 $721,629,574
 COST OF GOODS SOLD                              574,297,472  554,937,363
                                                ------------ ------------
 GROSS PROFIT                                    182,960,784  166,692,211

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                      153,733,578  141,145,363

 RENTAL INCOME, NET                                2,676,933    2,234,600
                                                ------------ ------------
 INCOME FROM OPERATIONS                           31,904,139   27,781,448
 OTHER INCOME, NET                                 1,103,754    1,479,263
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               33,007,893   29,260,711
 INTEREST EXPENSE                                 15,287,807   14,507,888
                                                ------------ ------------

 INCOME BEFORE INCOME TAXES                       17,720,086   14,752,823
                                                ------------ ------------

 INCOME TAXES:
   Current                                         6,700,000    5,900,000
   Deferred                                          100,000     (300,000)
                                                ------------ ------------
                                                   6,800,000    5,600,000
                                                ------------ ------------

 INCOME BEFORE EXTRAORDINARY ITEM                 10,920,086    9,152,823

 EXTRAORDINARY ITEM- EARLY EXTINGUISHMENT OF
   DEBT (NET OF INCOME TAX BENEFIT)                 (565,275)           -
                                                ------------ ------------

 NET INCOME                                     $ 10,354,811 $  9,152,823
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share
     before extraordinary item                  $        .53 $        .50
    Extraordinary item - early extinguishment
     of debt                                            (.03)           -
                                                ------------ ------------

    Primary earnings per common share           $        .50 $        .50
                                                ============ ============

    Fully diluted earnings per common share
      before extraordinary item                 $        .52 $        .46
    Extraordinary item-early extinguishment
      of debt                                           (.02)           -
                                                ------------ ------------
    Fully diluted earnings per common share     $        .50 $        .46
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $        .33 $        .33
                                                ------------ ------------
    Class B                                     $        .30 $        .30
                                                ------------ ------------

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
_____________________________________________

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -    9,152,823    9,152,823
CASH DIVIDENDS . . .              -         -           -         -            -   (5,508,590)  (5,508,590)
EXERCISE OF STOCK
 OPTIONS . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
COMMON STOCK
 CONVERSIONS . . . .         12,725       636     (12,725)     (636)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 MARCH 30, 1996. . .      4,790,266  $239,513  13,313,884  $665,695  $50,139,088 $117,966,422 $169,010,718
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 28, 1996.      5,097,291  $254,864  13,006,859  $650,344  $50,139,088 $123,965,566 $175,009,862
NET INCOME . . . . .              -         -           -         -            -   10,354,811   10,354,811
CASH DIVIDENDS . . .              -         -           -         -            -   (6,076,939)  (6,076,939)
EXERCISE OF STOCK
 OPTIONS . . . . . .        439,200    21,960           -         -    4,283,565            -    4,305,525
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES. . . . .      3,303,389   165,169           -         -   36,503,566            -   36,668,735
COMMON STOCK
 CONVERSIONS . . . .         26,988     1,350     (26,988)   (1,350)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 MARCH 29, 1997. . .      8,866,868  $443,343  12,979,871  $648,994  $90,926,219 $128,243,438 $220,261,994
                          =========  ========  ==========  ========  =========== ============ ============

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                    SIX MONTHS ENDED
                                               --------------------------
                                                 MARCH 29,     MARCH 30,
                                                   1997          1996
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $ 10,354,811  $  9,152,823

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         18,701,294    15,831,881
   Receipt of advance payments on purchases
    contracts                                       500,000     2,000,000
   Recognition of advance payments on purchases
    contracts                                    (2,173,258)   (1,240,625)
   Gains on disposals of property and
    equipment                                      (537,240)   (1,455,082)
   Deferred income taxes                            100,000      (300,000)
   Extraordinary item-early extinguishment
    of debt (net of income tax benefit)             565,275             -
   Increase in receivables                         (104,622)   (2,676,827)
   Decrease (increase) in inventory               1,142,501    (5,360,604)
   (Increase) decrease in other assets             (200,206)       19,896
   Decrease in accounts payable
    and accrued expenses                         (6,080,167)   (2,408,345)
                                               ------------  ------------

 Net Cash Provided by Operating Activities       22,268,388    13,563,117
                                               ------------  ------------

 Cash Flows From Investing Activities:


 Proceeds from sales of property and
  equipment                                         891,747     2,023,241
 Capital expenditures                           (48,895,889)  (51,069,172)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (48,004,142)  (49,045,931)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt        56,652,658    48,714,551
 Principal payments on long-term debt           (26,559,784)  (26,662,239)
 Proceeds from short-term borrowings, net         5,000,000    21,000,000
 Proceeds from exercise of stock options          3,025,525     1,200,000
 Dividends paid                                  (6,076,939)   (5,508,590)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       32,041,460    38,743,722
                                               ------------  ------------

 Net Increase in Cash                             6,305,706     3,260,908
 Cash at Beginning of Period                     22,418,003    20,120,776
                                               ------------  ------------

 Cash at End of Period                         $ 28,723,709  $ 23,381,684
                                               ============  ============

 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 March 29, 1997

A.  BASIS OF PREPARATION
         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 1997, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 29, 1997 and March 30, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1996.

         The results of operations for the three month and six month periods ended March 29, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month and six month periods ended March 30, 1996 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
         Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (22,004,684 and 20,632,180 for the three month and six month periods ended March 29, 1997, respectively and 18,474,353 and 18,425,683 for the three month and six month periods ended March 30, 1996, respectively).

         Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 22,039,458 and 21,001,838 for the three and six month periods ended March 29, 1997, respectively, and 21,920,578 and 21,917,329 for the three and six month periods ended March 30, 1996.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which must be adopted by the Company and reflected in its financial statements for the periods ending on or after December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

         The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the three months ended March 29, 1997 and March 30, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these three month periods.

         The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the six months ended March 29, 1997 and March 30, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for the six months ended March 29, 1997. The impact is expected to result in an increase in fully diluted earnings per common share of $.01 per share for the six months ended March 30, 1996.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Receivables are presented net of an allowance for doubtful accounts of $114,788 and $106,073 at March 29, 1997 and September 28, 1996,
         respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses consist of the following:

                                        March 29,       September 28,
                                          1997              1996
                                      ------------      -------------
         Accounts payable-trade       $ 69,964,852      $  74,850,388
         Property, payroll and
          other taxes payable            8,113,642          8,694,621
         Salaries, wages and
          bonuses payable                6,929,056          9,696,321
         Self-insurance reserves         4,575,000          4,515,000
         Other                           9,059,563          9,378,027
                                      ------------      -------------
                                      $ 98,642,113      $ 107,134,357
                                      ============      =============

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $2,642,462 and $2,184,926 for the three month periods ended March 29, 1997 and March 30, 1996, respectively. For the six month periods ended March 29, 1997 and March 30, 1996, employee insurance expense totalled $4,660,444 and $4,149,030, respectively.

E.  LONG-TERM LIABILITIES
         During the six month period ended March 29, 1997, the Company obtained $56,652,658 in long-term loans. The proceeds were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Details of the new long-term debt are as follows:

         Interest rate at 8.15%, maturing 2004
           secured by real estate and equipment           $ 4,529,934

         Interest rate at 7.43%, maturing 2002,
           secured by equipment                             5,500,000

         Interest rate at 8.00%, maturing 2002,
           secured by equipment                            21,500,000

         Interest rate at 8.13%, maturing 2002
           secured by equipment                             5,310,376

         Interest rate at 8.61%, maturing 2004,
           secured by real estate and equipment             4,812,348

         Interest rate at LIBOR plus a specified
           margin, maturing 1998, unsecured                15,000,000
                                                          -----------

                                                          $56,652,658
                                                          ===========


On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures ("the Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997.

Approximately $36.7 million of the Debentures were converted into approximately
3.3 million shares of Class A Common Stock. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997.

The write-off of unamortized loan costs and redemption premium of $565,275 (net of the income tax benefit of $350,000) relating to the converted Debentures is included as an extraordinary item in the accompanying statement of income for the six months ended March 29, 1997.

F.  DIVIDENDS
         The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 13, 1997 and October 14, 1996 to stockholders of record on January 3, 1997 and October 4, 1996, respectively.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
         Cash paid for interest and taxes is as follows:

                                            SIX MONTHS ENDED
                                      ---------------------------
                                        March 29,      March 30,
                                          1997           1996
                                      ------------   ------------
 Interest (net of
  amount capitalized)                 $ 16,907,718   $ 14,292,574
 Income taxes                            5,293,322      8,456,090

H.  STOCK OPTIONS
         The Ingles Markets, Incorporated 1997 Nonqualified Stock Option Plan (the "Plan") was adopted and approved at the Annual Meeting of Stockholders on February 18, 1997. The maximum number of shares of the Company's Class A Common Stock available for issuance under the Plan is 5,000,000 shares.

         During February 1997, options to purchase 1,150,000 shares of Ingles Markets, Incorporated Class A Common Stock were granted to employees under the Plan. The option price per share was the fair market value at the date of grant. Included in the options granted under the Plan, are options for 100,000 shares each granted to Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Vaughn C. Fisher, President and Chief Operating Officer of the Company. These options may be exercised within a one year period beginning one year after the date of grant or within three months after death, disability or retirement with the consent of the Company. The remaining options to purchase 950,000 shares may be exercised within a one year period beginning five years after the grant date or within three months after death, disability or retirement with the consent of the Company. All options automatically terminate upon termination of the optionee's employment for any other reason.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

                   THREE MONTHS ENDED MARCH 29, 1997 COMPARED
                   WITH THE THREE MONTHS ENDED MARCH 30, 1996

NET SALES

Net sales for the three month period ended March 29, 1997 increased $11.9 million, to $376.1 million, up 3.3% over sales of $364.2 million a year ago.

Sales this quarter compared with the comparable quarter last year were somewhat impacted by the weather. During the fiscal 1997 quarter the Company experienced two "snow scares" compared with four the prior year.

Inflation in food prices, estimated to be less than 1.0%, continues to be lower than the overall increase in the Consumer Price Index.

The Company's focus is on growing sales. Subsequent to quarter end, sales growth improved despite increased competition from other food retailers, supercenters, mass merchandisers and restaurants. The Company expects this sales trend to continue for the balance of fiscal 1997, as the Company continues to place the highest emphasis on superior customer service, expands square footage by opening new stores, remodeling and/or replacing existing stores and works toward improving productivity at other store locations.

GROSS PROFIT

Grocery gross profit, as a percentage of sales, increased because of an aggressive purchasing program. Benefits were also achieved from the Company's category management program and increased private label sales.

Meat, produce, frozen food, deli and bakery gross profit, as a percentage of sales, improved due to better merchandising, aggressive purchasing and pricing programs and better control of inventory shrinkage.

The Company's wholly-owned subsidiary, Milkco, Inc., expanded and increased its business in areas that produced higher profit margins, primarily in the area of food service sales.

Overall, gross profit for the period was $92.0 million, or 24.5% of sales, compared with $84.3 million, or 23.2% of sales, last year - an improvement of one hundred and thirty basis points.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, increased from 19.8% last year to 20.7% this year. The cost of labor at store level, depreciation and amortization expense, taxes and licenses and insurance, as a percentage of sales, increased.

The increase in depreciation and amortization expense resulted from the Company's aggressive capital expenditure program this year and last year. Insurance expense was higher due to increases in the cost of employee group medical and workers' compensation coverages.

The Company's goal for the balance of fiscal 1997 is to reduce operating and administrative expenses, as a percentage of sales. The Company believes that increased sales volume combined with a renewed emphasis on decreasing and/or controlling critical expense items and improving productivity should help achieve this goal.

RENTAL INCOME, NET

Rental income, net was $1.2 million last year - $1.3 million this year. The increase was due to an increase in gross rental income, $.2 million, net of increased expenses, $.1 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations for the period was $15.5 million, or 4.1% of sales, compared to $13.5 million, or 3.7% of sales, last year - an increase of 15.0%. The improvement in operating income was mainly due to the increase in sales and higher gross profit margins.

OTHER INCOME, NET

Other income, net decreased $.1 million. Fiscal 1997 and fiscal 1996 include gains of $.6 million and $.5 million, respectively, on the sale of two outparcels of land located adjacent to shopping centers owned by the Company. Other miscellaneous income in fiscal 1997 decreased $.2 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes rose 13.4% - from $14.4 million, or 4.0% of sales, last year to $16.3 million, or 4.3% of sales, this year.

INTEREST EXPENSE

Interest expense was $7.3 million last year - $7.2 million this year. The decrease was due to the redemption by the Company of its Convertible Subordinated Debentures.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 38.2% this year - 37.9% last year.

INCOME BEFORE EXTRAORDINARY ITEM

Income before the extraordinary item increased 27.8%, to $5.7 million, or 1.5% of sales, this year, compared with $4.4 million, or 1.2% of sales, last year. Primary earnings per common share before the extraordinary item rose from $.24 last year to $.26 this year.

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
  (NET OF INCOME TAX BENEFIT)

On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997. During the quarter ended March 29, 1997, approximately $22.6 million of the Debentures were converted into approximately 2.0 million shares of Class A Common Stock. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997. The unamortized loan costs and redemption premium associated with the early extinguishment of this debt written off during the quarter (net of the income tax benefit) was $.4 million.

NET INCOME

Net income for the period ended March 29, 1997 increased 19.8% to $5.3 million, or 1.4% of sales, compared with $4.4 million, or 1.2% of sales, last year while primary earnings per common share was $.24 in both fiscal periods.



                    SIX MONTHS ENDED MARCH 29, 1997 COMPARED
                    WITH THE SIX MONTHS ENDED MARCH 30, 1996

NET SALES

Net sales for the six month period ended March 29, 1997 increased $35.6 million to $757.3 million, up 4.9% over sales of $721.6 million last year. Approximately 60.1% of the dollar increase in sales resulted from an increase in grocery sales. The Company's wholly-owned subsidiary, Milkco, Inc., contributed 3.5% of this increase. The balance of the dollar increase in sales resulted substantially from increased sales in the perishable departments.

Good promotional strategy, effective marketing and merchandising techniques and a continuing commitment to provide the customer with a broad selection of quality food and non-food products, including private label items, at competitive prices, helped boost sales. Sales also benefited from the opening of new stores this year and last year and the expansion, remodel and/or replacement of existing stores. In fiscal 1996 and in the first two quarters of fiscal 1997, ten new stores were opened, ten older stores were expanded, remodeled and/or replaced and one older store was closed.

At March 29, 1997, the Company operated 191 supermarkets in six states: North Carolina (60), South Carolina (28), Georgia (76), Tennessee (23), Virginia (3) and Alabama (1).

GROSS PROFIT

Gross profit for the period was $183.0 million, or 24.2% of sales, compared to $166.7 million, or 23.1% of sales, last year - an increase of 9.8%.

A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by effective buying, an aggressive merchandising and pricing program, good promotional strategy and improved product mix. Meat, produce and frozen food gross profit, as a percentage of sales, improved due to good merchandising and aggressive purchasing and pricing programs.

By increasing its business in areas that produce higher profit margins, namely food service sales, the Company's wholly-owned subsidiary, Milkco, Inc., was able to increase its gross margin thirty-two basis points.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 20.3% this year compared to 19.6% last year. The cost of labor at store level, depreciation and amortization expense and taxes and licenses, as a percentage of sales, increased. The increase in depreciation and amortization expense results from the Company's aggressive capital expenditure program last year and this year.

RENTAL INCOME, NET

Rental income, net increased from $2.2 million last year to $2.7 million this year. The increase is due to an increase in gross rental income, $.6 million, net of increased expense, $.1 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations for the period was $31.9 million, or 4.2% of sales, compared to $27.8 million, or 3.8% of sales, a year ago - an increase of 14.8%. The increase in operating income is due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME, NET

Other income, net decreased $.4 million. Fiscal 1996 includes gains of $1.4 million on the sale of four outparcels of land located adjacent to shopping centers owned by the Company - fiscal 1997 includes gains of $.6 million on the sale of two outparcels. Other miscellaneous income increased $.4 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes rose 12.8% - from $29.3 million last year to $33.0 million this year.

INTEREST EXPENSE

Interest expense was $14.5 million in fiscal 1996 - $15.3 million this year. The increase was principally due to an increase in debt to fund the Company's aggressive capital expenditure program, net of a reduction in expense ($.6 million) resulting from the redemption by the Company of its Convertible Subordinated Debentures.

INCOME BEFORE INCOME TAXES

Income before income taxes was $17.7 million, or 2.3% of sales, this year compared with $14.8 million, or 2.0% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 38.4% this year compared with 38.0% last year.

INCOME BEFORE EXTRAORDINARY ITEM

Income before the extraordinary item rose 19.3%, to $10.9 million, or 1.4% of sales, this year compared with $9.2 million, or 1.3% of sales the prior year. Primary earnings per common share before the extraordinary item increased from $.50 last year to $.53 this year.

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
  (NET OF INCOME TAX BENEFIT)

On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997. Approximately $36.7 million of the Debentures were converted into approximately 3.3 million shares of Class A Common Stock. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997. The unamortized loan costs and redemption premium associated with the early extinguishment of this debt (net of the income tax benefit) was $.6 million.

NET INCOME

Net income for the six month period ended March 29, 1997 increased 13.1% to $10.4 million, or 1.4% of sales, compared to $9.2 million, or 1.3% of sales, last year. Primary earnings per common share was $.50 for both six month periods.


FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the six month period ended March 29, 1997 totalled $22.3 million. Net income for the period was $10.4 million and depreciation and amortization expense was $18.7 million. Accounts payable and accrued expenses decreased $6.1 million, and inventory decreased $1.1 million. The recognition of advance payments on purchases contracts was $2.2 million.

Accounts payable-trade, excluding non-cash additions of property and equipment of $5.2 million and $6.0 million at March 29, 1997 and September 28, 1996, respectively, decreased $4.1 million. Salaries, wages and bonuses payable were $2.8 million less, the income tax benefit from the exercise of stock options was $1.3 million and other accrued expenses increased $.5 million.

The decrease in accounts payable-trade is due to decreases in expense and DSD payables partially offset by increases in certain other payable categories. Salaries, wages and bonuses payable were less primarily because of the payment of annual bonuses accrued at September 28, 1996.

INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - was $48.0 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in eight stores. A portion of these expenditures were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1998.

FINANCING ACTIVITIES

New cash provided by financing activities totalled $32.0 million. Proceeds from the issuance of long-term debt aggregated $56.7 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Proceeds from short-term borrowings, net were $5.0 million. Principal payments of long-term debt were $26.6 million. The Company paid cash dividends of $6.1 million. Proceeds from the exercise of stock options were $3.0 million.

FINANCIAL STRENGTH

At March 29, 1997, the Company remained in sound financial condition. Total assets were $742.8 million and stockholders' equity was $220.3 million compared with $708.0 million and $175.0 million, respectively, at year-end, September 28, 1996. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1997 of 9.0 helped generate cash flow from operations. Return on assets (income before the extraordinary item/total assets annualized) increased from 2.8% last year to 2.9% this year. Return on investment (income before the extraordinary item/average stockholders' equity annualized) improved from 11.0% in fiscal 1996 to 11.1% in fiscal 1997.

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

During the six month period ended March 29, 1997, three new stores were opened and three older stores were replaced. During the balance of fiscal 1997, the Company expects to open seven new stores, perform minor remodels ("face-lifts") at fifteen existing store locations and expand, remodel and/or replace three older stores. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1997 capital expenditures, in the aggregate, are expected to be approximately $100 million. Some of the expenditures that will be incurred during the fiscal year will relate to assets that will be placed in service in fiscal 1998.

FINANCIAL RESOURCES

At March 29, 1997, the Company had lines of credit with nine banks totalling $141 million; of this amount $48.5 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. Of the $92.5 million outstanding under existing bank lines of credit at March 29, 1997, $21.5 million was on a long-term basis. The Company plans to obtain long-term financing to repay $50.0 million of the short-term bank lines of credit outstanding at March 29, 1997 during the third quarter of fiscal 1997. The Company had unencumbered property with a net book value of approximately $240 million which is available to collateralize additional debt.

On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997. Approximately $36.7 million of the Debentures were converted into approximately 3.3 million shares of Class A Common Stock. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997. The unamortized loan costs and redemption premium associated with the early extinguishment of this debt (net of the income tax benefit) was $.6 million.

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

QUARTERLY CASH DIVIDENDS

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

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

Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 73% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Self-insurance reserves are established for worker's compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported, with a maximum per occurrence of $350,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. The Company is insured for covered costs in excess of these limits.

Insurance expense, as a percentage of sales, for the six month period ended March 29, 1997, increased .02%.

IMPACT OF INFLATION

Inflation in food prices during fiscal years 1997, 1996 and 1995 continued to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, improved gross margins.

IMPACT OF SAFS 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which must be adopted by the Company and reflected in its financial statements for the periods ending on or after December 27, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded.

The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the three months ended March 29, 1997 and March 30, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these three month periods.

The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the six months ended March 29,

1997 and March 30, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for the six months ended March 29, 1997. The impact is expected to result in an increase in fully diluted earnings per common share of $.01 per share for the six months ended March 30, 1996.



Part II. Other Information.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 18, 1997. Matters submitted to a vote of the stockholders at this meeting were as follows:

         (1) Election of nine directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 6,363,970 votes for, 302,416 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate: 6,368,000 votes for, 298,386 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Jack R. Ferguson, Robert P. Ingle, II, Laura Ingle Sharp and Ralph H. Gardner were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Robert P. Ingle:
         12,419,093 votes for, 3 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Fisher: 12,418,943 votes for, 153 votes withheld, 0 abstentions and 0 broker nonvotes and (c) Mr. Federico: 12,419,093 votes for, 3 votes withheld, 0 abstentions and 0 broker nonvotes and
         (d) Mr. Ferguson: 12,419,093 votes for, 3 votes withheld, 0 abstentions and 0 broker nonvotes and (e) Mr. Robert P. Ingle, II:
         12,418,868 votes for, 228 votes withheld, 0 abstentions and 0 broker nonvotes and (f) Ms. Sharp: 12,419,093 votes for, 3 votes withheld, 0 abstentions and 0 broker nonvotes and (g) Mr. Gardner: 12,419,093 votes for, 3 votes withheld, 0 abstentions and 0 broker nonvotes.

         (2) The Ingles Markets, Incorporated 1997 Nonqualified Stock Option Plan was adopted and approved by the following vote. Holders of Class A Common Stock (1 vote per share): 3,456,931 shares voting for, 1,201,826 shares voting against, 66,584 shares abstaining and 0 broker nonvotes. Holders of Class B Common Stock (10 votes per share):
         12,408,368 shares voting for, 7,653 shares voting against, 3,075 shares abstaining and 0 broker nonvotes.


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 11 - Computation of Earnings Per Common Share.
         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended March 29, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  May 12, 1997                           /s/ Robert P. Ingle
                                              ----------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  May 12, 1997                           /s/ Jack R. Ferguson
                                              ----------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer