Form 10-Q
period 1997-06-28
INGLES MARKETS INC
filed 1997-08-11
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _________________ to _________________ .

Commission File Number 0-14706

                         INGLES MARKETS, INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

      North Carolina                          56-0846267
      -------------------------------         --------------------------
      (State or other jurisdiction            (I.R.S. Employer
      of incorporation or organization)       Identification Number)

                      P.O. Box 6676, Asheville, NC 28816
             -----------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (704) 669-2941
             -----------------------------------------------------
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
As of August 1, 1997, the registrant had 8,970,132 shares of Class A Common Stock, $.05 par value per share, and 12,876,607 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX


                                                             Page No.
                                                             --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   June 28, 1997 and
                   September 28, 1996                               3

            Consolidated Statements of Income -
                   Three Months Ended
                   June 28, 1997 and
                   June 29, 1996                                    5

                   Nine Months Ended
                   June 28, 1997 and
                   June 29, 1996                                    6

            Consolidated Statements of Changes in
            Stockholders' Equity -
                   Nine Months Ended
                   June 28, 1997 and
                   June 29, 1996                                    7

            Consolidated Statements of Cash Flows -
                   Nine Months Ended
                   June 28, 1997 and
                   June 29, 1996                                    8

            Notes to Unaudited Interim Financial Statements         9

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                            13

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                     22

Signatures                                                         23

Exhibits

     11   Computation of Earnings Per Common Share
                   Three Months Ended
                   June 28, 1997 and
                   June 29, 1996                                   24

                   Nine Months Ended
                   June 28, 1997 and
                   June 29, 1996                                   25

     27   Financial Data Schedule (for SEC use only)


Part I.  Financial Information
Item 1.  Financial Statements

                       INGLES MARKETS, INCORPORATED AND
                                 SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS

                                    ASSETS




                                                 JUNE 28,    SEPTEMBER 28,
                                                   1997           1996
                                               (UNAUDITED)       (NOTE)
                                               ------------  -------------
 CURRENT ASSETS
 --------------

       Cash                                   $  26,331,682  $  22,418,003
       Receivables                               18,115,845     15,197,129
       Inventories                              128,997,632    128,364,435
       Other                                      3,352,737      3,935,825
                                              -------------  -------------

             TOTAL CURRENT ASSETS               176,797,896    169,915,392

 PROPERTY AND EQUIPMENT - Net                   578,006,668    530,227,505
 ----------------------

 OTHER ASSETS                                     7,528,586      7,821,820
 ------------                                 -------------  -------------

 TOTAL ASSETS                                 $ 762,333,150  $ 707,964,717
                                              =============  =============





 NOTE: The balance sheet at September 28, 1996 has been derived from the audited financial statements at that date.

 See notes to unaudited interim financial statements.

                       INGLES MARKETS, INCORPORATED AND
                                 SUBSIDIARIES

                   CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 JUNE 28,    SEPTEMBER 28,
                                                   1997          1996
                                                (UNAUDITED)     (NOTE)
                                               ------------  -------------
 CURRENT LIABILITIES
 -------------------
    Short-term loans and current
      portion of long-term liabilities         $ 94,368,918   $ 54,274,426

    Accounts payable and accrued
      expenses                                  100,070,849    107,134,357
                                               ------------   ------------

    TOTAL CURRENT LIABILITIES                   194,439,767    161,408,783

 DEFERRED INCOME TAXES                           24,734,578     22,034,578
 ---------------------

 LONG-TERM LIABILITIES                          321,364,341    349,511,494
 ---------------------                         ------------   ------------

 TOTAL LIABILITIES                              540,538,686    532,954,855
                                               ------------   ------------

 STOCKHOLDERS' EQUITY
 --------------------
    Preferred stock, $.05 par value;
     10,000,000 shares authorized;
     no shares issued                                     -              -
    Common stocks:
     Class A, $.05 par value; 150,000,000
      shares authorized; 8,970,057
      shares issued and outstanding
      June 28, 1997; 5,097,291 shares
      issued and outstanding
      September 28, 1996                            448,502        254,864
     Class B, $.05 par value; 100,000,000
      shares authorized; 12,876,682
      shares issued and outstanding
      June 28, 1997; 13,006,859 shares
      issued and outstanding
      September 28, 1996                            643,835        650,344
     Paid-in capital in excess of
      par value                                  90,924,742     50,139,088
     Retained earnings                          129,777,385    123,965,566
                                               ------------   ------------

    TOTAL STOCKHOLDERS' EQUITY                  221,794,464    175,009,862
                                               ------------   ------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $762,333,150   $707,964,717
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

                       INGLES MARKETS, INCORPORATED AND
                                 SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                    THREE MONTHS ENDED
                                                -------------------------
                                                  JUNE 28,     JUNE 29,
                                                    1997         1996
                                                ------------ ------------
 NET SALES                                      $386,392,333 $370,352,342
 COST OF GOODS SOLD                              291,075,697  282,834,547
                                                ------------ ------------
 GROSS PROFIT                                     95,316,636   87,517,795

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                       81,185,722   72,663,246

 RENTAL INCOME, NET                                1,441,782    1,600,288
                                                ------------ ------------
 INCOME FROM OPERATIONS                           15,572,696   16,454,837

 OTHER INCOME, NET                                   446,768      437,567
                                                ------------ ------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                               16,019,464   16,892,404

 INTEREST EXPENSE                                  7,975,477    7,195,702
                                                ------------ ------------

 INCOME BEFORE
   INCOME TAXES                                    8,043,987    9,696,702
                                                ------------ ------------

 INCOME TAXES:
   Current                                           100,000    2,200,000
   Deferred                                        3,000,000    1,600,000
                                                ------------ ------------
                                                   3,100,000    3,800,000
                                                ------------ ------------

 NET INCOME                                     $  4,943,987 $  5,896,702
                                                ============ ============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common
      share                                     $        .22 $        .32
                                                ============ ============

    Fully diluted earnings per common
      share                                     $        .22 $        .29
                                                ============ ============

  Cash dividends per common share:
    Class A                                     $       .165 $       .165
                                                ------------ ------------
    Class B                                     $       .150 $       .150
                                                ------------ ------------





 See notes to unaudited interim financial statements.

                       INGLES MARKETS, INCORPORATED AND
                                 SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)

                                                   NINE MONTHS ENDED
                                             ------------------------------
                                                JUNE 28,        JUNE 29,
                                                  1997            1996
                                             -------------- --------------
 NET SALES                                   $1,143,650,589 $1,091,981,916
 COST OF GOODS SOLD                             865,373,169    837,771,910
                                             -------------- --------------
 GROSS PROFIT                                   278,277,420    254,210,006

 OPERATING AND ADMINISTRATIVE
   EXPENSES                                     234,919,300    213,808,609

 RENTAL INCOME, NET                               4,118,715      3,834,888
                                             -------------- --------------
 INCOME FROM OPERATIONS                          47,476,835     44,236,285
 OTHER INCOME, NET                                1,550,522      1,916,830
                                             -------------- --------------
 INCOME BEFORE INTEREST
   AND INCOME TAXES                              49,027,357     46,153,115
 INTEREST EXPENSE                                23,263,284     21,703,590
                                             -------------- --------------

 INCOME BEFORE INCOME TAXES                      25,764,073     24,449,525
                                             -------------- --------------

 INCOME TAXES:
   Current                                        6,800,000      8,100,000
   Deferred                                       3,100,000      1,300,000
                                             --------------  -------------
                                                  9,900,000      9,400,000
                                             --------------  -------------

 INCOME BEFORE EXTRAORDINARY ITEM                15,864,073     15,049,525

 EXTRAORDINARY ITEM-EARLY EXTINGUISHMENT
   OF DEBT (NET OF INCOME TAX BENEFIT)             (565,275)             -
                                             --------------  -------------

 NET INCOME                                  $   15,298,798 $   15,049,525
                                             ============== ==============

 PER-SHARE AMOUNTS:
  Earnings per common share:
    Primary earnings per common share
     before extraordinary item               $          .75 $          .82
    Extraordinary item - early extinguishment
     of debt                                           (.03)             -
                                             -------------- --------------
    Primary earnings per common share        $          .72 $          .82
                                             ============== ==============


    Fully diluted earnings per common share
     before extraordinary item               $          .74 $          .76
    Extraordinary item-early extinguishment
     of debt                                           (.03)             -
                                             -------------- --------------
    Fully diluted earnings per common share  $          .71 $          .76
                                             ============== ==============

  Cash dividends per common share:
    Class A                                  $         .495 $         .495
                                             -------------- --------------
    Class B                                  $         .450 $         .450
                                             -------------- --------------

 See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(UNAUDITED)
________________________________________________


                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
BALANCE,
 SEPTEMBER 30, 1995.      4,577,541  $228,877  13,326,609  $666,331  $48,599,088 $114,322,189 $163,816,485
NET INCOME . . . . .              -         -           -         -            -   15,049,525   15,049,525
CASH DIVIDENDS . . .              -         -           -         -            -   (8,296,818)  (8,296,818)
EXERCISE OF STOCK
 OPTIONS . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
COMMON STOCK
 CONVERSIONS . . . .        265,600    13,280    (265,600)  (13,280)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 JUNE 29, 1996 . . .      5,043,141  $252,157  13,061,009  $653,051  $50,139,088 $121,074,896 $172,119,192
                          =========  ========  ==========  ========  =========== ============ ============


BALANCE,
 SEPTEMBER 28, 1996.      5,097,291  $254,864  13,006,859  $650,344  $50,139,088 $123,965,566 $175,009,862
NET INCOME . . . . .              -         -           -         -            -   15,298,798   15,298,798
CASH DIVIDENDS . . .              -         -           -         -            -   (9,486,979)  (9,486,979)
EXERCISE OF STOCK
 OPTIONS . . . . . .        439,200    21,960           -         -    4,283,565            -    4,305,525
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES  . . . .      3,303,389   165,169           -         -   36,502,089            -   36,667,258
COMMON STOCK
 CONVERSIONS . . . .        130,177     6,509    (130,177)   (6,509)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

BALANCE,
 JUNE 28, 1997 . . .      8,970,057  $448,502  12,876,682  $643,835  $90,924,742 $129,777,385 $221,794,464
                          =========  ========  ==========  ========  =========== ============ ============


See notes to unaudited interim financial statements.

                       INGLES MARKETS, INCORPORATED AND
                                 SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                   NINE MONTHS ENDED
                                               --------------------------
                                                 JUNE 28,      JUNE 29,
                                                   1997          1996
                                               ------------  ------------
 Cash Flows From Operating Activities:

 Net income                                    $ 15,298,798  $ 15,049,525

 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization expense         28,367,593    24,096,235
   Receipt of advance payments on purchases
    contracts                                       674,000     2,409,955
   Recognition of advance payments on purchases
    contracts                                    (2,833,870)   (2,046,237)
   Gains on disposals of property and
    equipment                                      (754,869)   (1,938,124)
   Deferred income taxes                          3,100,000     1,300,000
   Extraordinary item-early extinguishment
    of debt (net of income tax benefit)             565,275             -
   Increase in receivables                       (2,895,311)   (2,934,069)
   Increase in inventory                           (633,197)   (6,068,947)
   Increase in other assets                        (628,782)     (839,956)
   Decrease (increase) in accounts payable
    and accrued expenses                         (4,438,560)    8,156,659
                                               ------------  ------------

 Net Cash Provided by Operating Activities       35,821,077    37,185,041
                                               ------------  ------------

 Cash Flows From Investing Activities:

 Proceeds from sales of property and
  equipment                                       1,192,118     2,620,986
 Capital expenditures                           (77,412,529)  (83,827,004)
                                               ------------  ------------

 Net Cash (Used) by Investing Activities        (76,220,411)  (81,206,018)
                                               ------------  ------------

 Cash Flows From Financing Activities:

 Proceeds from issuance of long-term debt       106,177,583    84,714,551
 Principal payments on long-term debt           (45,403,116)  (31,789,888)
 (Payments) proceeds from short-term
  borrowings, net                               (10,000,000)    1,000,000
 Proceeds from exercise of stock options          3,025,525     1,200,000
 Dividends paid                                  (9,486,979)   (8,296,818)
                                               ------------  ------------

 Net Cash Provided By Financing Activities       44,313,013    46,827,845
                                               ------------  ------------

 Net Increase in Cash                             3,913,679     2,806,868
 Cash at Beginning of Period                     22,418,003    20,120,776
                                               ------------  ------------
 Cash at End of Period                         $ 26,331,682  $ 22,927,644
                                               ============  ============


See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

               NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                June 28, 1997

A.  BASIS OF PREPARATION
    In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 1997, and the results of operations, changes in stockholders' equity and cash flows for the three month and nine month periods ended June 28, 1997 and June 29, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1996 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1996.

    The results of operations for the three month and nine month periods ended June 28, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

    Certain amounts for the three month and nine month periods ended June 29, 1996 have been reclassified for comparative purposes.

B.  EARNINGS PER COMMON SHARE
    Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the period (22,297,408 and 21,226,367 for the three month and nine month periods ended June 28, 1997, respectively and 18,589,972 and 18,466,117 for the three month and nine month periods ended June 29, 1996, respectively).

    Fully diluted earnings per common share gives effect to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute fully diluted earnings per common share were 22,434,271 and 21,581,217 for the three month and nine month periods ended June 28, 1997, respectively, and 21,964,657 and 21,847,132 for the three month and nine month periods ended June 29, 1996, respectively.

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

    The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the three month periods ended June 28, 1997 and June 29, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these three month periods.

    The impact of Statement 128 is expected to result in an increase of $.02 in primary earnings per common share for both the nine month periods ended June 28, 1997 and June 29, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these nine month periods.

C.  ALLOWANCE FOR DOUBTFUL ACCOUNTS
    Receivables are presented net of an allowance for doubtful accounts of $113,765 and $106,073 at June 28, 1997 and September 28, 1996, respectively.

D.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    Accounts payable and accrued expenses consist of the following:

                                       June 28,         September 28,
                                         1997               1996
                                     ------------       -------------
 Accounts payable-trade              $ 69,761,793       $  74,850,388
 Property, payroll, and
  other taxes payable                   8,133,295           8,694,621
 Salaries, wages and
  bonuses payable                       8,259,780           9,696,321
 Self-insurance reserves                4,685,000           4,515,000
 Other                                  9,230,981           9,378,027
                                     ------------       -------------
                                     $100,070,849       $ 107,134,357
                                     ============       =============

    Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $2,434,483 and $1,807,343 for the three month periods ended June 28, 1997 and June 29, 1996, respectively. For the nine month periods ended June 28, 1997 and June 29, 1996, employee insurance expense totaled $7,094,927 and $5,956,373, respectively.

E.  LONG-TERM LIABILITIES
    During the nine month period ended June 28, 1997, the Company obtained $106.2 million in long-term loans. The proceeds were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes. Details of the new debt are as follows:

          Weighted average interest rate of 7.82%,
           maturing 2002, secured by equipment                $ 42,775,301

          Weighted average interest rate of 8.39%,
           maturing 2004, secured by real estate
           and equipment                                         9,342,282

          Weighted average interest rate of 6.56%,
           maturing 1998, unsecured                             15,000,000

          Weighted average interest rate of 8.67%,
           maturing 2007 ($25,000,000) and 2017
           ($14,000,000), secured by real estate                39,000,000

          Other                                                     60,000
                                                              ------------
                                                              $106,177,583
                                                              ============

    During July 1997, the Company obtained a $10 million bank loan at an interest rate of LIBOR plus a specified margin. The proceeds of the loan were used to reduce short-term borrowings. Short-term borrowings of $10 million have been reclassified to long-term liabilities at June 28, 1997 pursuant to this refinancing.


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

    The write-off of unamortized loan costs and redemption premium of $565,275 (net of the income tax benefit of $350,000) relating to the converted Debentures is included as an extraordinary item in the accompanying statement of income for the nine months ended June 28, 1997.

F.  DIVIDENDS
    The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on each of April 14, 1997, January 13, 1997 and October 14, 1996 to stockholders of record on April 4, 1997, January 3, 1997 and October 4, 1996, respectively.

G.  SUPPLEMENTARY CASH FLOW INFORMATION
    Cash paid for interest and taxes is as follows:

                                              NINE MONTHS ENDED
                                          --------------------------
                                            June 28,       June 29,
                                              1997          1996
                                          ------------  ------------
 Interest (net of
  amount capitalized)                     $ 24,427,424  $ 22,213,981
 Income taxes                                8,601,367     9,598,245

H.  STOCK OPTIONS
    The Ingles Markets, Incorporated 1997 Nonqualified Stock Option Plan ("the Plan") was adopted and approved at the Annual Meeting of Stockholders on February 18, 1997. The maximum number of shares of the Company's Class A Common Stock available for issuance under the Plan is 5,000,000 shares.

    During February 1997, options to purchase 1,150,000 shares of Ingles Markets, Incorporated Class A Common Stock were granted to employees under the Plan. The option price per share was the fair market value at the date of grant. Included in the options granted under the Plan are options for 100,000 shares each granted to Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Vaughn C. Fisher, President and Chief Operating Officer of the Company. These options may be exercised within a one year period beginning one year after the date of grant or within three months after death, disability or retirement with the consent of the Company. The remaining options to purchase 950,000 shares may be exercised within a one year period beginning five years after the grant date or within three months after death, disability or retirement with the consent of the Company. All options automatically terminate upon termination of the optionee's employment for any other reason.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

OVERVIEW

Ingles Markets, Incorporated ("Ingles" or the "Company") is a leading supermarket chain with operations in six southeastern states. At June 28, 1997, the Company, headquartered in Asheville, North Carolina, operated 194 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Alabama. Ingles' strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be underserved by existing supermarkets.

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

In conjunction with its supermarket operations, the Company owns and operates 74 neighborhood shopping centers, all but three of which contain an Ingles supermarket. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to its store and shopping center properties.

The Company owns and operates, as a wholly-owned subsidiary, a milk processing and packaging plant which it purchased from Sealtest in 1982. Today, Milkco, Inc., is the second largest milk processing and packaging plant in North Carolina. Not only does it provide 90% of the fluid milk needs of Ingles' stores, it also provides dairy, citrus and bottled water products to outside retailers, food service distributors and grocery warehouses in eight states. These customers represent approximately 57% of its business.

During fiscal 1995, 1996 and thus far in fiscal 1997, the Company has undertaken a very aggressive capital expenditure program which it believes will ensure the continuing success of the Company and improve monetary returns and build stockholder value over the long term. Capital expenditures in fiscal 1995 and 1996 exceeded $100 million each year and are expected to be approximately $100 million in fiscal 1997.

During the prior fiscal year and the first nine months of fiscal 1997, the Company has opened 14 new MegaStores which offer the customer a wider range of convenience and service, including a deli-bakery, sit-down cafe, floral department and video store. The MegaStore also provides greater selection in both food and non-food products. It is designed with the departments and space to keep pace with consumers' changing demands.

New store growth is but one measure of the Company's continuing commitment to success - equally important is its ongoing renovation and modernization program. During fiscal 1996 and thus far in fiscal 1997, the Company has expanded, remodeled and/or replaced ten older stores. In addition, during the first nine months of fiscal 1997, minor remodels ("face-lifts") have been performed at 12 existing store locations.

The Company plans to continue to expand, remodel and grow. Its aim is to become one of the most modern supermarket chains in the industry.

The foregoing is a summary of the Company's business and properties and should be read in conjunction with the more detailed description included in its annual report on Form 10-K for the fiscal year ended September 28, 1996.

RESULTS OF OPERATIONS

                       THREE MONTHS ENDED JUNE 28, 1997
                     COMPARED WITH THE THREE MONTHS ENDED
                                JUNE 29, 1996

NET SALES

Net sales for the three month period ended June 28, 1997 increased $16.0 million, to $386.4 million, up 4.3% over sales of $370.4 million a year ago.

Sales this quarter compared with the comparable quarter last year were somewhat impacted by increased competition. Other factors contributing to this slow growth, were low food price inflation (estimated to be less than 1%), internal competition attributable to our opening new stores near existing Company stores and generally soft economic conditions.

The Company's focus currently is on growing sales. The Company is committed to maintaining its market share (and increasing it where possible) throughout its area of operations by: maintaining clean easy-to-shop conveniently located stores; providing a superior level of customer service; pricing aggressively; expanding its square footage by opening new stores, remodeling and/or replacing existing stores and by improving productivity at its other store locations.

GROSS PROFIT

Gross profit for the period was $95.3 million, or 24.7% of sales, compared to $87.5 million, or 23.6% of sales, last year - an increase of 8.9%.

A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by an aggressive procurement program. Meat, produce and bakery gross profit, as a percentage of sales, improved due to good merchandising and aggressive purchasing and pricing programs.

The Company's wholly-owned subsidiary, Milkco, Inc., expanded and increased its business in areas that produced higher profit margins, primarily in the area of food service sales.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, increased from 19.6% last year to 21.0% this year. The cost of labor at store level, depreciation and amortization expense, repairs and maintenance, insurance and store supplies, as a percentage of sales, increased.

To ensure the Company remained competitive and in order to attract and retain good qualified personnel, the wage structure at store level was revamped in April 1997. Depreciation and amortization expense was more because of the Company's aggressive capital expenditure program this year and last year. Increases in refrigeration repairs and common area maintenance caused repairs and maintenance to go up. Insurance expense was higher due to increases in the cost of employee group medical and workers' compensation coverages. Supply costs increased due to increased cost and usage.

The Company's goal for the balance of fiscal 1997 is to reduce operating and administrative expenses, as a percentage of sales. The Company believes that increased sales volume combined with a renewed emphasis on decreasing and/or controlling critical expense items and improving productivity should help achieve this goal.

RENTAL INCOME, NET

Rental income, net was $1.6 million last year - $1.4 million this year. The decrease was due to a decrease in gross rental income of $.1 million and increased expense of $.1 million associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations for the period was $15.6 million, or 4.0% of sales, compared to $16.5 million, or 4.4% of sales, last year. The decline in operating income was mainly due to soft sales and higher operating and administrative expenses net of the improvement in gross profit.

OTHER INCOME, NET

Other income, net was $.4 million in both fiscal 1996 and 1997.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes was $16.0 million, or 4.1% of sales, this year compared to $16.9 million, or 4.6% of sales, last year.

INTEREST EXPENSE

Interest expense was $7.2 million last year - $8.0 million this year. The increase was principally due to an increase in debt to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes was $8.0 million, or 2.1% of sales, this year compared with $9.7 million, or 2.6% of sales, last year.

INCOME TAXES

The provision for income taxes yielded an effective tax rate of 38.5% this year - 39.2% last year.

NET INCOME

Net income for the three month period ended June 28, 1997 was $4.9 million, or 1.3% of sales, compared with $5.9 million, or 1.6% of sales, last year. Fully diluted earnings per common share were $.29 last year - $.22 this year.

                   NINE MONTHS ENDED JUNE 28, 1997 COMPARED
                   WITH THE NINE MONTHS ENDED JUNE 29, 1996

NET SALES

Net sales for the nine month period ended June 28, 1997 increased $51.7 million, to $1.144 billion, up 4.7% over sales of $1.092 billion last year. Approximately 52.9% of the dollar increase in sales resulted from an increase in grocery sales, 6.4% from increased sales of Milkco, Inc. and the balance of the dollar increase from increased sales in the perishable departments. Identical store sales (grocery stores open for the entire duration of the previous fiscal year) decreased 1.2%.

In addition to the factors mentioned in the discussion under the three month heading, sales this year were somewhat impacted by the weather. During the second quarter of fiscal 1997, the Company experienced two "snow scares" compared with four the prior year.

Although sales for the nine month period were not up to our expectations, we are committed to the long-term growth of the Company. During fiscal 1996 and in the first three quarters of fiscal 1997 fourteen new stores were opened, ten older stores were expanded, remodeled and/or replaced and two older stores were closed. We plan to continue to expand our store base, remodel and replace existing stores, update them on a regular basis and invest in other programs and technologies that will help improve and generate sales.

During the fourth quarter of fiscal 1997, we plan to open five new MegaStores and expand, remodel and/or replace seven existing stores.

GROSS PROFIT

Gross profit for the period was $278.3 million, or 24.3% of sales, compared to $254.2 million, or 23.3% of sales, last year - an increase of 9.5%. Grocery gross profit, as a percentage of sales, improved because of aggressive purchasing, pricing and merchandising programs, good promotional strategy, better product mix and strong private label sales.

By increasing its business in areas that produce higher profit margins, namely food service sales, the Company's wholly-owned subsidiary, Milkco, Inc., was able to increase its gross margin substantially.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, were 20.5% this year compared to 19.6% last year. The cost of labor at store level, depreciation and amortization expense and repairs and maintenance, as a percentage of sales, increased. Reasons for these increases are discussed in the analysis of the three months results. In addition, taxes and licenses and the cost of insurance were up.

RENTAL INCOME, NET

Rental income, net increased from $3.8 million last year to $4.1 million this year. The increase is due to an increase in gross rental income, $.5 million, net of increased expense, $.2 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations for the period was $47.5 million, or 4.2% of sales, compared to $44.2 million, or 4.1% of sales, a year ago - an increase of 7.3%. The increase in operating income is due to the increases in sales, gross profit and net rental income.

OTHER INCOME, NET

Other income, net decreased $.4 million. Fiscal 1996 includes gains of $1.9 million on the sale of five outparcels of land located adjacent to shopping centers owned by the Company; fiscal 1997 includes gains of $.9 million on the sale of three outparcels. Other miscellaneous income increased $.6 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes rose 6.2% - from $46.2 million last year to $49.0 million this year.

INTEREST EXPENSE

Interest expense was $21.7 million in fiscal 1996 - $23.3 million this year. The increase was principally due to an increase in debt to fund the Company's aggressive capital expenditure program, net of a reduction in expense ($.6 million) resulting from the redemption by the Company of its Convertible Subordinated Debentures.

INCOME BEFORE INCOME TAXES

Income before income taxes was $25.8 million, or 2.3% of sales, this year compared with $24.4 million, or 2.2% of sales, last year.

INCOME TAXES

Income tax expense, as a percentage of pre-tax income, was 38.4% in both fiscal periods.

INCOME BEFORE EXTRAORDINARY ITEM

Income before the extraordinary item rose 5.4%, to $15.9 million, or 1.4% of sales, this year compared with $15.0 million, or 1.4% of sales the prior year. Fully diluted earnings per common share before the extraordinary item decreased from $.76 last year to $.74 this year.

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

NET INCOME

Net income for the nine month period ended June 28, 1997 was $15.3 million, or 1.3% of sales, compared to $15.0 million, or 1.4% of sales, last year. Fully diluted earnings per common share was $.76 last year - $.71 this year.



FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Net cash provided by operating activities for the nine month period ended June 28, 1997 totalled $35.8 million. Net income for the period was $15.3 million and depreciation and amortization expense was $28.4 million. Accounts payable and accrued expenses decreased $4.4 million, and receivables increased $2.9 million. Deferred income taxes were $3.1 million and the recognition of advance payments on purchases contracts was $2.8 million.

Accounts payable-trade, excluding non-cash additions of property and equipment of $5.0 million and $6.0 million at June 28, 1997 and September 28, 1996, respectively, decreased $4.1 million. Salaries, wages and bonuses payable were $1.4 million less, the income tax benefit from the exercise of stock options was $1.3 million and other accrued expenses increased $.7 million.

The decrease in accounts payable-trade is due to decreases in expense and DSD payables partially offset by increases in certain other payable categories. Salaries, wages and bonuses payable were less primarily because of the payment of annual bonuses accrued September 28, 1996 net of the current year accrual. The increase in receivables is principally the result of an increase in rebates and allowances due from suppliers and refundable income taxes.


INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - was $76.2 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in thirteen stores. The Company now has 148 scanning stores.

Since January 1995, the Company has installed debit/credit card payment systems in 144 stores providing the customer more ways to pay for their groceries. Scanning and debit/credit card payment systems are installed in every new and remodeled store. In addition, electronic benefit cards for government entitlement programs are now accepted in several stores where the state has such a program replacing traditional food stamps.

Some of the capital expenditures incurred thus far this fiscal year were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1998.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $44.3 million. Proceeds from the issuance of long-term debt aggregated $106.2 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Payments on short-term borrowings, net were $10.0 million. Principal payments of long-term debt were $45.4 million. The Company paid cash dividends of $9.5 million. Proceeds from the exercise of stock options were $3.0 million.

FINANCIAL STRENGTH

At June 28, 1997, the Company remained in sound financial condition. Total assets were $762.3 million and stockholders' equity was $221.8 million, compared with $708.0 million and $175.0 million, respectively, at year-end, September 28, 1996. Favorable inventory turnover rates (cost of sales/inventory on an annualized basis) in 1997 of 8.9 helped generate cash flow from operations. Return on assets (income before the extraordinary item/total assets annualized) was 2.8%. Return on investment (income before the extraordinary item/average stockholders' equity annualized) was 10.7% in fiscal 1997.

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

During the nine month period ended June 28, 1997, seven new stores were opened and three older stores were replaced. During the balance of fiscal 1997, the Company expects to open five new stores, perform minor remodels ("face-lifts") at three existing store locations and expand, remodel and/or replace seven older stores. Additional capital expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems and debit/credit card payment systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1997 capital expenditures, in the aggregate, are expected to be approximately $100 million. Some of the expenditures that will be incurred during the fiscal year will relate to assets that will be placed in service in fiscal 1998.

FINANCIAL RESOURCES

At June 28, 1997, the Company had lines of credit with eleven banks totalling $161 million; of this amount $90 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances
in connection with these lines of credit.   Of the $71.0 million outstanding
under existing bank lines of credit at June 28, 1997, $20.0 million was on a long-term basis. The Company plans to obtain long-term financing to repay $10.0 million of the short-term bank lines of credit outstanding at June 28, 1997 during the fourth quarter of fiscal 1997. The Company had unencumbered property with a net book value of approximately $200 million which is available to collateralize additional debt.

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

Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 72% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

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

Insurance expense, as a percentage of sales, for the nine month period ended June 28, 1997, increased .06%.

IMPACT OF INFLATION

Inflation in food prices during fiscal 1997, 1996 and 1995 continued to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

IMPACT OF SFAS 128

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

The impact of Statement 128 is expected to result in an increase of $.01 in primary earnings per common share for both the three month periods ended June 28, 1997 and June 29, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these three month periods.

The impact of Statement 128 is expected to result in an increase of $.02 in primary earnings per common share for both the nine month periods ended June 28, 1997 and June 29, 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for these nine month periods.

Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 11 - Computation of Earnings Per Common Share.

          Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended June 28, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       INGLES MARKETS, INCORPORATED





Date:  August 11, 1997                        /s/ Robert P. Ingle
                                              --------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  August 11, 1997                        /s/ Jack R. Ferguson
                                              --------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance
                                              and Chief Financial Officer