Form 10-K
period 1997-09-27
INGLES MARKETS INC
filed 1997-12-22
CIK 50493

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

For the fiscal year ended September 27, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________ .

Commission File Number 0-14706
                       -------

                         INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                          56-0846267
-------------------------------         -------------------------------
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)          Identification No.)

P.O. Box 6676, Asheville, NC            28816
-------------------------------         -------------------------------
(Address of principal executive         (Zip Code)
offices)

Registrant's telephone number,
including area code:                    (704) 669-2941
                                        -------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                         Name of each exchange on
Title of each class                          which registered
-------------------------------         -------------------------------

         None                                    None
-------------------------------         -------------------------------

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
                                               ---    ---
Exhibit Index is Located on pages   49   -   50
                                  ------   ------

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

     As of December 11, 1997, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The Nasdaq Stock Market's National Market on December 11, 1997, was approximately $126.8 million.

     As of December 11, 1997, the registrant had 9,071,666 shares of Class A Common Stock outstanding and 12,788,073 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 17, 1998, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company") is a leading supermarket chain with operations in six southeastern states. At September 27, 1997, the Company, headquartered in Asheville, North Carolina, operated 198 supermarkets in North Carolina, South Carolina, Georgia, Tennessee, Virginia and Alabama. Ingles' strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be underserved by existing supermarkets. The Company's existing stores average approximately 38,000 square feet.

The Company resumed its new store opening, expansion, remodel and/or replacement program in fiscal 1994 and continued this program in fiscal 1995, 1996 and 1997. During fiscal 1997, eleven new stores were opened, five older stores were remodeled and/or replaced and one store was closed. All of the stores which were remodeled or replaced were enlarged, the results of which have been excellent, as evidenced by increased sales and market share. Fiscal 1997 capital expenditures aggregated $114.1 million. The Company believes that its new store opening, expansion, remodel and/or replacement program contributes to the continuing success of the Company and should improve monetary returns and build stockholder value over the long-term. It is the Company's aim to make Ingles among the most modern supermarket chains in the industry.

During the past five years, the number of supermarkets operated by the Company increased from 170 to 198. The aggregate sales area in all stores increased from approximately 3.7 million square feet to approximately 5.3 million square feet. In addition, weighted average annual sales per store increased from $6.0 million to $7.7 million.

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

In conjunction with its supermarket operations, the Company owns and operates 75 neighborhood shopping centers, all but three of which contain an Ingles supermarket. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and store properties it owns.

Ingles also owns and operates, as a wholly-owned subsidiary, a milk processing and packaging plant which sells approximately 58% of its milk and related dairy products to unaffiliated customers.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 27, 1997, Mr. Ingle retains approximately 87% of the combined voting power and 54% of the total number of shares of the Company's outstanding Class A Common Stock and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 704-669-2941.

Business

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 11 to the Consolidated Financial Statements on pages 44- 45 of this report on Form 10-K):

                                   Fiscal Year Ended September
                         -------------------------------------------------
                             1997              1996             1995
                         ---------------  ---------------  ---------------
Revenues from
  unaffiliated customers:
 Grocery and food sales  $1,536.0   99.3%  $1,472.6  99.4%  $1,385.1  99.4%
 Shopping center rentals     10.2     .7%       9.6    .6%       8.3    .6%
                         --------  ------  -------- ------  -------- ------
                         $1,546.2  100.0%  $1,482.2 100.0%  $1,393.4 100.0%
                         ========  ======  ======== ======  ======== ======

Income from operations:
 Grocery and food sales  $   56.8   91.5%  $   54.4  91.4%  $   45.3  91.7%
 Shopping center rentals      5.3    8.5%       5.1   8.6%       4.1   8.3%
                         --------  ------  -------- ------  -------- ------
                             62.1  100.0%      59.5 100.0%      49.4 100.0%
                                   ======           ======           ======

Other income, net             2.3               3.1              1.9
Interest expense             31.3              29.0             24.7
                         --------          --------         --------
Income before income
 taxes and extraordinary
 item                    $   33.1          $   33.6         $   26.6
                         ========          ========         ========

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in small towns, rural communities and, in particular with respect to new stores, suburban areas where management believes the market may be underserved by existing stores.

At September 27, 1997, the Company operated 196 supermarkets under the name "Ingles" and 2 supermarkets under the name "Best Food" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" store concept, developed in 1994, accommodates a smaller shopping area in a 22,500 square foot building. The store carries a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern readily accessible environment. The store is also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                    Number of Supermarkets        Percentage of Total
                           at Fiscal             Net Sales for Fiscal
                     Year Ended September        Year Ended September
                    ----------------------       --------------------
                    1997     1996     1995       1997    1996    1995
                    ----     ----     ----       ----    ----    ----
North Carolina        63      59       57         36%     35%     35%
South Carolina        31      28       28         14%     14%     14%
Georgia               77      76       72         37%     38%     38%
Tennessee             23      21       21         12%     11%     11%
Virginia               3       3        3          1%      2%      2%
Alabama                1       1        1          0%      0%      0%
                    ----     ----     ----       ---     ---     ---
                     198     188      182        100%    100%    100%
                    ====     ====     ====       ===     ===     ===

The Company's supermarkets, featuring brightly lit and spacious aisles, offer the customer a full line of food items, including grocery, meat and dairy products, produce and frozen foods, as well as a number of non-food items, such as health and beauty care products, all at competitive prices with an emphasis on convenient locations and superior customer service. All stores are open 7 days a week and many are open 24 hours a day. Most of the Company's stores also contain specialty departments such as delicatessens and bakeries. Management believes that specialty departments result in higher inventory turnover than other departments and improve overall profit margins. As an additional convenience to its customers, the Company leases space to local banks who independently operate branches in 23 stores.

The Company sells a broad selection of nationally advertised brands of merchandise and carries a wide variety of products under its "Laura Lynn" private label. The private label products are packed to the Company's specifications and are generally sold at prices lower than those of national brands.

Selected statistics on the Company's supermarket operations are presented below:

                                       Fiscal Year Ended September
                               -------------------------------------------
                                 1997     1996   1995(1)    1994     1993
                               -------  -------  -------  -------  -------
Weighted Average Sales
Per Store (000's)              $ 7,716  $ 7,710  $ 7,445  $ 6,930  $ 6,495

Total Square Feet at
End of Year (000's)              7,506    6,746    6,217    5,575    5,299

Average Total Square
Feet per Store                  37,912   35,886   34,160   31,859   31,170

Average Square Feet of
Selling Space per Store (2)     26,538   25,120   23,912   22,301   21,819

Average Sales Per Square
Foot of Selling Space (2)      $   298  $   315  $   321  $   314  $   299

Stores:
  Opened                            16       14       25        9        3
  Replaced and/or closed             6        8       18        4        3

Size of Stores:
  Less than 29,999 Sq Ft.           39       44       47       58       60
  30,000 - 41,999 Sq. Ft.           80       82       87       92       93
  42,000 - 51,999 Sq. Ft.           37       36       36       24       16
  Greater than 52,000 Sq Ft.        42       26       12        1        1
                               -------  -------  -------  -------  -------
Total Stores Open at
End of Year                        198      188      182      175      170
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

The Company attempts to reinforce its quality and superior service image through advertising, which is conducted primarily in newspapers, through the distribution of circulars, and on radio and television. During fiscal 1997, 1996, and 1995 advertising and promotion expenditures, net were approximately $19.1 million, $17.8 million, and $18.7 million, or 1.2% of net sales in 1997, 1.2% of net sales in 1996 and 1.4% of net sales in 1995. The Company stresses its American ownership as a contrast to the foreign ownership of several of its principal competitors. From time to time, the Company uses special promotions at many of its store locations as part of its promotional strategy. The Company sponsors an annual "food show" in Asheville, North Carolina where food vendors operate booths and provide information about and samples of products that are offered for sale in the Company's stores. The net proceeds from the food show are donated to charitable organizations.

Purchasing and Distribution

The Company supplies approximately 67% of its supermarkets' inventory requirements from a 760,000 square foot, "state- of-the-art" warehouse and
distribution center located near Asheville, North Carolina.   A 310,000 square
foot addition to the facility was completed in October and November 1995. The new addition enabled the Company to warehouse and distribute produce for the first time in its 33-year history beginning in fiscal year 1996, as well as store more dry goods, meat and dairy products. The warehouse services all of the Company's stores and receives merchandise, principally by truck, from sources located throughout the country. Goods from the facility are distributed to the Company's stores by its fleet of 103 tractors and 410 trailers.

Approximately 13% of the Company's inventory requirements in fiscal 1997, primarily frozen food and slower moving items which the Company preferred not to stock, were purchased from a wholesale grocery distributor with which the Company has had a continuing relationship since 1963. Purchases from the distributor were approximately $159 million in 1997, $168 million in 1996 and $236 million in 1995. The Company believes that alternative sources of supply are readily available. This distributor owned approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 27, 1997.

The remaining 20% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to the Company's supermarkets by local distributors and manufacturers.

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

In 1982, the Company purchased Milkco, Inc., an integrated milk processing and packaging plant located in Asheville, North Carolina. The plant processes and packages milk, fruit juices and spring water under the Sealtest, Pet and Biltmore labels, as well as under the Company's own "Laura Lynn" private label. The plant supplies 90% of the fluid milk needs of Ingles. Production from the plant has increased from a rate of 5 million gallons per year at the time of acquisition to over 46 million gallons per year and is currently the second largest milk processing and packaging plant in North Carolina. Sales to nonaffiliates in fiscal 1997 were approximately $53.9 million or 58% of its business.

Expansion and Store Development

From the beginning of fiscal 1993 through the end of fiscal 1997, the number of supermarkets operated by the Company increased from 170 to 198. During this period, total supermarket square footage increased from 5.3 to 7.5 million square feet and average square feet per store increased from approximately 31,000 to 38,000.

The Company uses independent contractors to construct its supermarkets from prototype designs. The current prototype designs are for "MegaStores" which contain at least 54,000 square feet. These larger stores, 16 of which were opened in fiscal 1997, offer customers a wider range of convenience and services, including a deli-bakery, sit-down cafe, floral department and a video store. The "MegaStores" also provide greater selection in both food and non-food categories. The construction of stores is closely monitored and controlled by the Company.

The Company remodels older stores on a regular basis, including minor remodels ("face-lifts"), in order to increase customer traffic, compete effectively against new store openings by competitors and support its "quality image" merchandising strategy. The Company has elected to relocate, rather than remodel, certain stores where relocation was more economical, and in some instances, provided a more convenient location. Most stores over ten years old have been or are currently being remodeled. Inclusion of specialty departments typically found in new stores is frequently a part of remodeling.

The Company spent an aggregate of approximately $339.6 million in capital expenditures during the past three fiscal years, primarily on new stores, store expansions and remodeling, including equipment.

The Company plans to open 10 new stores, remodel and expand 10 stores, replace 13 stores and perform minor remodels ("face-lifts") at 9 existing store locations in fiscal 1998. The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company's expansion, remodeling and replacement plans are continually reviewed and are subject to change.

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

Employees

At September 27, 1997, the Company had 11,888 employees, including 198 administrative and management personnel, 11,463 supermarket personnel, and 227 employees engaged in the milk processing and packaging operations. Approximately 57% of these employees work on a part-time basis, substantially all of whom are supermarket personnel. None of the employees are represented by a labor union. Management considers employee relations to be excellent.

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

Insurance

The Company maintains general liability, automobile insurance and excess liability coverages. The Company carries $10 million liability insurance coverage on one aircraft and $5 million liability insurance coverage on three other aircraft used in its business. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

Item 2.  PROPERTIES

At September 27, 1997, the Company owned and operated 75 shopping centers, all but three of which contained an Ingles supermarket. The shopping centers contain an aggregate of 5.5 million square feet of leasable space, of which 2.7 million square feet is used by the Company's supermarkets. The remainder of the leasable space in each center is leased by the Company to third party tenants. The Company also owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and store properties it owns.

A breakdown by size of the shopping centers operated by the Company is as follows:

       Less than 50,000 square feet                       26
       50,000-100,000 square feet                         33
       Over 100,000 square feet                           16
                                                         ----
                                                          75
                                                         ====

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

The Company manages the leasing of the shopping centers. It employs maintenance workers and also engages local contractors to maintain the properties. The vacancy rate for shopping centers operated by the Company was approximately 15.9%, 18.0% and 20.1% at fiscal year-end 1997, 1996 and 1995, respectively. The total annual rental income from third party tenants, including payments in connection with the early termination of leases, was approximately $10.2 million, $9.6 million and $8.3 million in fiscal 1997, 1996 and 1995, respectively.

Of the 126 supermarket locations not included in shopping centers owned by the Company, 44 are free-standing stores owned by the Company and 82 are leased from various unaffiliated third parties. Most of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located and have exclusivity clauses prohibiting the developer from renting to another supermarket within a designated radius. The majority of leases require that the Company pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates range from $1.00 to $5.50 per square foot. During fiscal year 1997, 1996 and 1995, the Company paid a total of $11.5 million, $11.7 million and $11.8 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 27, 1997, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company.

        Year of Expiration                 Number of Stores
     (including renewal terms)           With Leases Expiring
    ---------------------------         ----------------------
            2000-2019                               9
            2020-2039                               4
            2040 or after                          69

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

The Company's milk processing and packaging subsidiary, Milkco, Inc., owns a 83,800 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant itself, the property includes truck servicing and fuel storage facilities.

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

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of his shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 11, 1997, there were approximately 1,299 holders of record of the Company's Class A Common Stock (approximately 6,600 beneficial holders) and 259 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

1997  Fiscal Year                                  High        Low
-----------------                                  ----        ---
First Quarter (ended December 28, 1996)          $17-1/4    $12-5/8
Second Quarter (ended March 29, 1997)            $15        $12-1/2
Third Quarter (ended June 28, 1997)              $16-1/4    $13-1/2
Fourth Quarter (ended September 27, 1997)        $16-7/8    $12-5/8

1996 Fiscal Year                                   High        Low
----------------                                   ----        ---
First Quarter (ended December 30, 1995)          $11-7/8    $ 9-5/8
Second Quarter (ended March 30, 1996)            $12-3/4    $10-3/4
Third Quarter (ended June 29, 1996)              $13-3/4    $11-3/4
Fourth Quarter (ended September 28, 1996)        $16-1/8    $11-3/8

On December 11, 1997, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $13-3/8 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past eighteen fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 1997 and fiscal 1996 the Company paid quarterly dividends totalling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 6 to the Consolidated Financial Statements on pages
38 - 40 of this report on Form 10-K).

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


Selected Income Statement
Data for the Year Ended
September
(in thousands except
per share amounts)        1997         1996         1995         1994         1993
--------------------   ----------   ----------   ----------   ----------   ----------
Net Sales              $1,535,976   $1,472,578   $1,385,127   $1,233,497   $1,141,800
Gross Profit              376,790      345,648      317,239      275,062      250,592

Income Before
 Cumulative Effect of
 Change in Accounting
 Principle and
 Extraordinary Item        20,463       20,731       17,023       16,572       11,701

Primary Earnings per
 Common Share Before
 Cumulative Effect of
 Change in Accounting
 Principle and
 Extraordinary Item           .96         1.12          .93          .90          .65

Cash Dividends per
 Common Share
   Class A                    .66          .66          .66        .5775        .2475
   Class B                    .60          .60          .60        .5250        .2250



Selected Balance Sheet
Data at September
(in thousands)             1997         1996         1995         1994         1993
---------------------    --------     --------     --------     --------     --------
Current Assets           $188,408     $169,915     $155,828     $141,500     $136,316

Property and Equipment,
 net                      606,363      530,228      450,541      359,670      312,516

Total Assets              802,583      707,965      611,827      506,593      456,549

Current Liabilities,
 including Current
 Portion of Long-Term
 Liabilities              158,124      161,409      135,019      115,938      123,882

Long-Term Liabilities,
 net of Current Portion   395,042      349,511      292,765      214,057      163,013

Stockholders' Equity      222,982      175,010      163,816      157,972      147,689

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         The Company's fiscal year ends on the last Saturday in September. Fiscal years 1997 and 1996 consisted of 52 weeks, while fiscal year 1995 was a 53-week year.

         During the past five years, the Company's sales grew at an average annual compound rate of 7.6%. This growth is attributable to both the opening of new stores and increased sales in existing stores. During the period, the number of stores increased from 170 to 198 and weighted average sales per store increased from $6.0 million to $7.7 million. Sales also benefited from modest population growth in the Company's geographic markets and increased market share resulting from the expansion, remodel and/or replacement of existing stores and the addition of new stores. Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

         The following table sets forth for the years indicated the percentage which selected items in the consolidated statements of income bear to net sales and the percentage changes in dollar amounts of such items as compared to the indicated prior year.


                                                      PERCENTAGE CHANGE
                              PERCENTAGE OF NET SALES -----------------
                                                         FISCAL YEAR
                                    FISCAL YEAR       -----------------
                                  ENDED SEPTEMBER       1997       1996
                              -----------------------    VS.        vs.
                                1997    1996    1995    1996       1995
                                ----    ----    ----    ----       ----
Net sales . . . . . . . . . .  100.0%  100.0%  100.0%    4.3%       6.3%
Cost of goods sold  . . . . .   75.5    76.5    77.1     2.9        5.5
                               -----   -----   -----
Gross profit  . . . . . . . .   24.5    23.5    22.9     9.0        9.0
Operating and administrative
  expenses  . . . . . . . . .   20.8    19.8    19.6     9.9        7.1
Rental income, net. . . . . .     .3      .3      .3     3.2       24.1
                               -----   -----   -----
Income from operations. . . .    4.0     4.0     3.6     4.4       20.3
Other income, net . . . . . .     .1      .2      .1   (26.4)      62.0
                               -----   -----   -----
Income before interest,
  income taxes and
  extraordinary item. . . . .    4.1     4.2     3.7     2.8       21.9
Interest expense  . . . . . .    2.0     1.9     1.8     8.1       17.1
                               -----   -----   -----
Income before income taxes and
  extraordinary item. . . . .    2.1     2.3     1.9    (1.7)      26.3
Income taxes  . . . . . . . .     .8      .9      .7    (2.3)      34.4
                               -----   -----   -----
Income before extraordinary
  item. . . . . . . . . . . .    1.3%    1.4%    1.2%   (1.3)      21.8
                               =====   =====   =====


FISCAL 1997 COMPARED WITH FISCAL 1996

NET SALES

Net sales for the year ended September 27, 1997 increased $63.4 million, to $1.536 billion, up 4.3% over sales of $1.473 billion last year. Approximately 51.7% of the dollar increase in sales resulted from an increase in grocery sales - the balance substantially from increased sales in the perishable departments. Identical store sales (grocery stores open for the entire duration of the previous fiscal year) decreased 1.5%. Sales were impacted by increased competition, low food price inflation (estimated to be less than 1%) and generally soft economic conditions.

The Company is commited to maintaining its market share (and increasing it where possible) throughout its area of operations by: maintaining clean easy-to-shop, conveniently located stores; providing a superior level of customer service; pricing aggressively; expanding its square footage by opening new stores, remodeling and/or replacing existing stores; by improving productivity at its other store locations and investing in other programs and technologies that will help improve and generate sales.

In fiscal 1997, the Company opened 11 new stores, replaced 5 existing stores, closed one older store and performed minor remodels ("face-lifts") at 16 existing store locations. During the prior and current fiscal years, 18 new stores were opened, 12 were expanded, remodeled and/or replaced, 2 older stores were closed and face-lifts were performed at 28 existing store locations. All new stores and all expansions, remodels and/or replacements in fiscal 1996 and fiscal 1997 were "MegaStores". This new larger concept store offers the customer a wider range of convenience and services, including a deli, bakery, sit-down cafe, floral department and video store. The new "MegaStore" also provides greater selection in both food and non-food products.

The Company believes that sales increases are the foundation upon which improved earnings are built. Encouraging thus far in fiscal 1998 are the solid increases the Company has seen in its sales - in particular, identical store sales. The Company plans to continue to focus on ways to grow its business.

Fiscal 1997 was the 33rd consecutive year Ingles achieved an increase in net sales.

GROSS PROFIT

Gross profit for the year was $376.8 million, or 24.5% of sales, compared with $345.6 million, or 23.5% of sales, last year - an increase of 9.0%.

A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, improved because of aggressive purchasing, pricing and merchandising programs, good promotional strategy, better product mix and strong private label sales. Meat, produce, frozen food and bakery gross profit, as a percentage of sales, improved due to good merchandising and aggressive purchasing and pricing programs.

By increasing its business in areas that produce higher profit margins, namely food service sales, the Company's wholly-owned subsidiary, Milkco, Inc., was able to increase its gross margin substantially.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, increased from 19.8% last year to 20.8% this year. The cost of labor at store level, depreciation and amortization expense, taxes and licenses and repairs and maintenance, as a percentage of sales, increased.

To ensure the Company remained competitive and in order to attract and retain good qualified personnel, the wage structure at store level was revamped in April 1997. Depreciation and amortization expense was more because of the Company's aggressive capital expenditure program this year and last year. Increases in refrigeration repairs, sanitation and common area maintenance caused repairs and maintenance to go up.

A Company goal in fiscal 1998 will be to reduce operating and administrative expenses, as a percentage of sales. The Company believes that increased sales volume combined with a renewed emphasis on decreasing and/or controlling critical expense items and improving productivity will help achieve this goal.

RENTAL INCOME, NET

Rental income, net increased from $5.1 million last year to $5.3 million this year. The increase is due to an increase in gross rental income, $.6 million, net of increased expense, $.4 million, associated with the remodeling and operation of shopping centers.

INCOME FROM OPERATIONS

Income from operations was $62.1 million, or 4.0% of sales, compared to $59.5 million, or 4.0% of sales, a year ago - an increase of 4.4%. The increase in operating income is due to the increases in sales, gross profit and net rental income.

OTHER INCOME, NET

Other income, net decreased $.8 million. Fiscal 1996 includes gains of $2.4 million on the sale of seven outparcels of land located adjacent to shopping centers owned by the Company; fiscal 1997 includes gains of $.8 million on the sale of three outparcels. Other miscellaneous income increased $.8 million.

INCOME BEFORE INTEREST, INCOME TAXES AND EXTRAORDINARY ITEM

Income before interest, income taxes and the extraordinary item was $64.4 million, or 4.2% of sales, this year compared to $62.6 million, or 4.3% of sales, last year.

INTEREST EXPENSE

Interest expense was $29.0 million in fiscal 1996 - $31.3 million this year. The increase was principally due to an increase in debt to fund the Company's aggressive capital expenditure program, net of a reduction in expense ($.6 million) resulting from the conversion of the Company's Convertible Subordinated Debentures.

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM

Income before income taxes and the extraordinary item was $33.1 million, or 2.2% of sales, this year compared with $33.6 million, or 2.3% of sales, last year.

INCOME TAXES

The provision for income taxes yielded an effective tax rate of 38.1% this year
- 38.4% last year.

INCOME BEFORE EXTRAORDINARY ITEM

Income before the extraordinary item (discussed below) was down only slightly, from $20.7 million in fiscal 1996 (which was "The Best Year Ever" in the history of the Company) to $20.5 million this year. Fully diluted earnings per common share before the extraordinary item decreased from $1.03 last year to $.95 this year.

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

NET INCOME

Net income for fiscal 1997 was $19.9 million, or 1.3% of sales, compared to $20.7 million, or 1.4% of sales, last year. Primary earnings per common share were $1.12 last year - $.93 this year; fully diluted earnings per common share were $1.03 last year versus $.92 this year. Both primary and fully diluted earnings per common share decreased due, in part, to the conversion of the Debentures.


FISCAL 1996 COMPARED WITH FISCAL 1995

NET SALES

Net sales for the year ended September 28, 1996 increased $87.5 million, to $1.473 billion, up 6.3% over sales of $1.385 billion the prior year, which was a 53-week year. Excluding the 53rd week of 1995, 1996 sales increased 8.3%. Growth in identical store sales (grocery stores open for the entire duration of the previous fiscal year), on a comparable 52-week basis, was 5.0%.

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

In fiscal 1996, the Company opened seven new stores; expanded, remodeled and/or replaced seven existing stores; and closed one older store.

During fiscal 1996 and fiscal 1995, 14 new stores were opened, 25 older stores were expanded, remodeled and/or replaced and minor remodels ("face-lifts") were performed at 12 existing store locations.

GROSS PROFIT

Gross profit for fiscal 1996 was $345.7 million, or 23.5% of sales, compared with $317.2 million, or 22.9% of sales, the prior year - an increase of 9.0%.
A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, was positively impacted by effective buying, an aggressive merchandising and pricing program, good promotional strategy and improved product mix. Meat, produce and deli gross profit, as a percentage of sales, improved due to better merchandising, effective purchasing and pricing programs and reduced shrinkage of inventory.

OPERATING AND ADMINISTRATIVE EXPENSES

Operating and administrative expenses, as a percentage of sales, increased from 19.6% in fiscal 1995 to 19.8% in fiscal 1996. The cost of labor at store level, depreciation and amortization expense and repairs and maintenance, as a percentage of sales, increased. The increase in depreciation and amortization expense resulted from the Company's aggressive capital expenditure program in 1996 and 1995. The cost of supplies at store level, advertising and promotional expenses, rent expense and the cost of insurance, as a percentage of sales, decreased.

RENTAL INCOME, NET

Rental income, net was $4.1 million in 1995 - $5.1 million in 1996. The increase is due to an increase in gross rental income, $1.3 million, net of increased expenses, $.3 million, associated with the remodeling of shopping centers.

INCOME FROM OPERATIONS

Income from operations in fiscal 1996 increased 20.3% to $59.5 million, or 4.0% of sales, compared with $49.4 million, or 3.6% of sales, the prior year. The increase in operating income was due to the increase in sales, the related increase in gross profit and the increase in net rental income.

OTHER INCOME, NET

Other income, net was $3.1 million in 1996 - $1.9 million in 1995. Fiscal 1996 includes gains of $2.4 million on the sale of seven outparcels of land located adjacent to shopping centers owned by the Company; fiscal 1995 includes gains of $.6 million on the sale of two outparcels. Other miscellaneous income decreased $.6 million.

INCOME BEFORE INTEREST AND INCOME TAXES

Income before interest and income taxes increased 21.9% to $62.6 million, or 4.3% of sales, in 1996 compared with $51.4 million, or 3.7% of sales the prior year.

INTEREST EXPENSE

Interest expense increased from $24.7 million in 1995 to $29.0 million in 1996 due to an overall increase in debt levels to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

Income before income taxes in 1996 was $33.6 million, or 2.3% of sales, compared with $26.6 million, or 1.9% of sales, the prior year.

INCOME TAXES

The elimination of the targeted jobs tax credit and higher state income taxes resulted in a higher effective income tax rate in fiscal 1996 of 38.4% compared to an effective rate of 36.1% in fiscal 1995.

NET INCOME

Net income for fiscal 1996 was $20.7 million, or 1.4% of sales, compared with $17.0 million, or 1.2% of sales, the prior year - an increase of 21.8%. Primary earnings per common share rose from $.93 in fiscal 1995 to $1.12 in fiscal 1996.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

FISCAL 1997

OPERATING ACTIVITIES

Net cash provided by operating activities for the year ended September 27, 1997 totalled $37.0 million. Net income for the period was $19.9 million and depreciation and amortization expense was $38.5 million. Inventory increased $12.9 million; receivables $2.7 million. Accounts payable and accrued expenses decreased $7.1 million. Deferred income taxes were $4.4 million and the recognition of advance payments on purchases contracts was $3.5 million.

The increase in inventory occurred at both store and warehouse levels and is the result of 11 new store openings, 5 store expansions, remodels and/or replacements, increased variety and the Company's desire to maintain inventory levels to support increased sales volume. The increase in receivables is principally the result of an increase in rebates and allowances due from suppliers and refundable income taxes.

Accounts payable - trade, excluding non-cash additions of property and equipment of $6.9 million and $6.0 million at September 27, 1997 and September 28, 1996, respectively, decreased $8.6 million. The decrease in accounts payable - trade is due to decreases in accounts payable - expense and payables relating to merchandise delivered by vendors directly to stores, partially offset by increases in certain other payable categories. The income tax benefit from the exercise of stock options was $1.3 million; property, payroll and other taxes payable increased $1.0 million and other accrued expenses increased $.3 million.

INVESTING ACTIVITIES

Net cash used by investing activities - primarily expenditures for capital assets - was $112.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 23 stores. The Company now has 158 scanning stores.

Since January 1995, the Company has installed debit/credit card payment systems in 154 stores providing the customer more ways to pay for their groceries. Scanning and debit/credit card payment systems are installed in every new and remodeled store. In addition, electronic benefit cards for government entitlement programs are now accepted in several stores where the state has such a program replacing traditional food stamps.

Some of the capital expenditures incurred during fiscal 1997 were for new stores, store expansions, remodels and/or replacements expected to become operational in fiscal 1998.

FINANCING ACTIVITIES

Net cash provided by financing activities totalled $78.9 million. Proceeds from the issuance of long-term debt aggregated $157.2 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Principal payments on long-term debt were $68.5 million. The Company paid cash dividends of $12.9 million. Proceeds from the exercise of stock options were $3.0 million.

FINANCIAL STRENGTH

At September 27, 1997, the Company remained in sound financial condition. Total assets were $802.6 million and stockholders' equity was $223.0 million, compared with $708.0 million and $175.0 million, respectively, at year-end, September 28, 1996. Working capital was $30.3 million and the current ratio (current assets/current liabilities) was 1.19 to 1. Favorable inventory turnover rates (cost of sales/inventory) in 1997 of 8.2 helped generate cash flow from operations. Return on assets (income before the extraordinary item/total assets) was 2.5%. Return on investment (income before the extraordinary item/average stockholders' equity) was 10.3% in fiscal 1997.

CAPITAL REQUIREMENTS

The Company's new store opening, expansion, remodeling and/or replacement plans are continually reviewed and are subject to change. The Company's ability to open new stores and expand, remodel and/or replace existing stores is subject to several factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be affected by zoning and other governmental regulation.

The 1998 capital expenditures budget includes plans to open 10 new stores, remodel and expand 10 stores, replace 13 stores and perform minor remodels ("face-lifts") at 9 existing store locations. Certain expenditures in connection with some of these projects were paid for in fiscal 1997 and are included in the 1997 capital expenditure total.

Additional expenditures will be made to: (1) upgrade and replace existing store equipment, (2) install electronic scanning systems and debit/credit card payment systems in new and existing stores and (3) secure sites for future store expansion. Fiscal 1998 capital expenditures, in total, are expected to be approximately $100 million. Some of the expenditures that will be incurred during the fiscal year will relate to assets that will be placed in service in fiscal 1999.

FINANCIAL RESOURCES

At September 27, 1997, the Company had lines of credit with ten banks totalling $151 million; of this amount $95 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $200 million which is available to collateralize additional debt.

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

The Company believes, based on its current results of operations, and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that its current new store opening, expansion, remodel and/or replacement program will not have a material adverse effect on the availability of these financial resources or on the sufficiency of these resources for the purposes described in this report. However, it is possible that, in the future, the Company's results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

QUARTERLY CASH DIVIDENDS

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.

INSURANCE

The Company maintains general liability, automobile and excess liability coverages. The Company carries $10 million liability insurance coverage on one aircraft and $5 million liability insurance coverage on three other aircraft used in its business. The Company carries casualty insurance only on those properties where it is required to do so.

Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 75% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

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

Insurance expense, as a percentage of sales, for the year ended September 27, 1997, increased .03%.

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

The impact of Statement 128 is expected to result in an increase of $.02 in primary earnings per common share for fiscal years 1997 and 1995 and an increase of $.03 in primary earnings per common share for fiscal year 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for fiscal 1997 and 1995, however, fully diluted earnings per common share for fiscal 1996 would increase by $.01 per share.

YEAR 2000

The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues related to Year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. Such statements are subject to inherent risks and uncertainties including among others: business and economic conditions generally in the Company's operating area; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company's operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 28 through 47 of this report on Form 10-K:

         Report of Ernst & Young LLP, Independent Auditors;

         Consolidated Balance Sheets as of September 27, 1997, and September 28, 1996;

         Consolidated Statements of Income for the years ended September 27, 1997, September 28, 1996, and September 30, 1995;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 27, 1997, September 28, 1996, and September 30, 1995;

         Consolidated Statements of Cash Flows for the years ended September 27, 1997, September 28, 1996, and September 30, 1995;

         Notes to Consolidated Financial Statements;

         Selected quarterly financial data required by this Item is included in
         Note 12 on page 45 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 17, 1998, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 17, 1998, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 17, 1998, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "ELECTION OF DIRECTORS - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 17, 1998, to be filed with the Commission.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)     Documents filed as part of this report:

                          1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

                          Consolidated Balance Sheets as of September 27, 1997, and September 28, 1996;

                          Consolidated Statements of Income for the years ended September 27, 1997, September 28, 1996, and September 30, 1995;

                          Consolidated Statements of Changes in Stockholders' Equity for the years ended September 27, 1997, September 28, 1996, and September 30,1995;

                          Consolidated Statements of Cash Flows for the years ended September 27, 1997, September 28, 1996, and September 30, 1995;

                          Notes to Consolidated Financial Statements.

                          2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 47 of this report:

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

10.6 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 18, 1997, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

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

12       Statement Regarding Computation of Ratio of Earnings to Fixed Charges.

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).

--------------


         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 27, 1997.

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

              Report of Ernst & Young LLP, Independent Auditors


Stockholders and Board of Directors
Ingles Markets, Incorporated


We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 27, 1997 and September 28,
1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 27, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 27, 1997 and September 28, 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                        /s/ERNST & YOUNG LLP


Greenville, South Carolina
November 7, 1997

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
_____________________________________________


                                             -------------  -------------
ASSETS
                                                  1997           1996

                                             -------------  -------------
CURRENT ASSETS:
  Cash . . . . . . . . . . . . . . . . . .  $  25,389,386   $  22,418,003
  Receivables (less allowance for doubtful
   accounts of $113,726 - 1997 and
   $106,073 - 1996). . . . . . . . . . . .     15,571,536      15,197,129
  Inventories. . . . . . . . . . . . . . .    141,259,929     128,364,435
  Refundable income taxes. . . . . . . . .      2,400,000               -
  Other. . . . . . . . . . . . . . . . . .      3,786,873       3,935,825

                                             ------------    ------------
  Total current assets . . . . . . . . . .    188,407,724     169,915,392
                                             ------------    ------------

PROPERTY AND EQUIPMENT:
  Land . . . . . . . . . . . . . . . . . .    124,733,868     107,965,769
  Construction in progress . . . . . . . .     19,779,492      23,621,825
  Buildings. . . . . . . . . . . . . . . .    359,139,083     301,822,944
  Store, office and warehouse
    equipment  . . . . . . . . . . . . . .    288,634,574     249,294,101
  Transportation equipment . . . . . . . .     18,537,822      16,453,550
  Property under capital leases. . . . . .        151,264         151,264
  Leasehold improvements . . . . . . . . .     36,265,514      35,573,043
                                            -------------   -------------
  Total. . . . . . . . . . . . . . . . . .    847,241,617     734,882,496
  Less accumulated depreciation and
   amortization. . . . . . . . . . . . . .    240,878,816     204,654,991
                                            -------------   -------------
  Property and equipment - net . . . . . .    606,362,801     530,227,505
                                            -------------   -------------

OTHER ASSETS . . . . . . . . . . . . . . .      7,812,188       7,821,820

                                            -------------   -------------
TOTAL ASSETS . . . . . . . . . . . . . . .  $ 802,582,713   $ 707,964,717
                                            =============   =============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996
---------------------------------------------

                                               ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                   1997           1996

                                               ------------   ------------
CURRENT LIABILITIES:
  Short-term loans and current
   portion of long-term liabilities. . . . .   $ 58,776,976   $ 54,274,426
  Accounts payable and accrued expenses. . .     99,346,604    107,134,357

                                               ------------   ------------
  Total current liabilities. . . . . . . . .    158,123,580    161,408,783

DEFERRED INCOME TAXES  . . . . . . . . . . .     26,434,578     22,034,578

LONG-TERM LIABILITIES. . . . . . . . . . . .    395,042,113    349,511,494

                                               ------------   ------------
  Total liabilities  . . . . . . . . . . . .    579,600,271    532,954,855

                                               ------------   ------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $.05 par value;
   10,000,000 shares authorized;
   no shares issued                                       -              -
  Common stocks:
   Class A, $.05 par value; 150,000,000
    shares authorized;
    issued and outstanding,
     9,058,441 shares in 1997,
     5,097,291 shares in 1996. . . . . . . .        452,922        254,864
   Class B, $.05 par value; 100,000,000
    shares authorized;
    issued and outstanding,
     12,788,298 shares in 1997,
     13,006,859 shares in 1996 . . . . . . .        639,415        650,344
  Paid-in capital in excess of par value . .     90,924,742     50,139,088
  Retained earnings. . . . . . . . . . . . .    130,965,363    123,965,566

                                               ------------   ------------
  Total stockholders' equity . . . . . . . .    222,982,442    175,009,862

                                               ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY . . . . . . . . . . . . . . . . . .   $802,582,713   $707,964,717
                                               ============   ============





See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 27, 1997,
    SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995
---------------------------------------------


                                            --------------  --------------  --------------

                                                 1997            1996            1995

                                            --------------  --------------  --------------
 Net sales                                  $1,535,976,275  $1,472,577,792  $1,385,127,130
 Cost of goods sold                          1,159,186,408   1,126,929,804   1,067,888,239
                                            --------------  --------------  --------------
 Gross profit                                  376,789,867     345,647,988     317,238,891
 Operating and administrative
   expenses                                    319,979,774     291,266,074     271,912,200
 Rental income, net                              5,276,493       5,114,840       4,119,979
                                            --------------  --------------  --------------
 Income from operations                         62,086,586      59,496,754      49,446,670
 Other income, net                               2,282,794       3,103,633       1,915,630
                                            --------------  --------------  --------------
 Income before interest, income taxes
   and extraordinary item                       64,369,380      62,600,387      51,362,300
 Interest expense                               31,305,766      28,968,921      24,739,770
                                            --------------  --------------  --------------
 Income before income taxes and
   extraordinary item                           33,063,614      33,631,466      26,622,530
                                            --------------  --------------  --------------
 Income taxes:
   Current                                       8,200,000      10,800,000       9,000,000
   Deferred                                      4,400,000       2,100,000         600,000
                                            --------------  --------------  --------------
                                                12,600,000      12,900,000       9,600,000
                                            --------------  --------------  --------------

 Income before extraordinary item               20,463,614      20,731,466      17,022,530

 Extraordinary item-early extinguishment
   of debt (net of income tax benefit)            (565,275)              -               -
                                            --------------   -------------   -------------

 Net income                                 $   19,898,339  $   20,731,466  $   17,022,530
                                            ==============  ==============  ==============



 Per-share amounts:
  Earnings per common share:
    Primary earnings per common
      share before extraordinary item       $          .96  $         1.12  $          .93
    Extraordinary item-early
      extinguishment of debt                          (.03)              -               -
                                            --------------  --------------  --------------
    Primary earnings per common share       $          .93  $         1.12  $          .93
                                            ==============  ==============  ==============

    Fully diluted earnings per common
      share before extraordinary item       $          .95  $         1.03  $          .88
    Extraordinary item-early
      extinguishment of debt                          (.03)              -               -
                                            --------------  --------------  --------------
    Fully diluted earnings per common share $          .92  $         1.03  $          .88
                                            ==============  ==============  ==============

  Cash dividends per common share:
    Class A                                 $          .66  $          .66  $          .66
                                            --------------  --------------  --------------
    Class B                                 $          .60  $          .60  $          .60
                                            --------------  --------------  --------------



 See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996
    AND SEPTEMBER 30, 1995

                                                                      PAID-IN
                                CLASS A             CLASS B          CAPITAL IN
                          ...COMMON STOCK...   ...COMMON STOCK...    EXCESS OF     RETAINED
                          SHARES      AMOUNT   SHARES      AMOUNT    PAR VALUE     EARNINGS      TOTAL

                          ---------  --------  ----------  --------  ----------- ------------ ------------
Balance,
 September 24, 1994.      4,412,167  $220,609  13,491,983  $674,599  $48,599,088 $108,478,050 $157,972,346
Net Income . . . . .              -         -           -         -            -   17,022,530   17,022,530
Cash Dividends . . .              -         -           -         -            -  (11,178,391) (11,178,391)
Common Stock
 Conversions . . . .        165,374     8,268    (165,374)   (8,268)           -            -            -

                          ---------  --------  ----------  --------  ----------- ------------ ------------
Balance,
 September 30, 1995.      4,577,541   228,877  13,326,609   666,331   48,599,088  114,322,189  163,816,485
Net Income . . . . .              -         -           -         -            -   20,731,466   20,731,466
Cash Dividends . . .              -         -           -         -            -  (11,088,089) (11,088,089)
Exercise of Stock
 Options . . . . . .        200,000    10,000           -         -    1,540,000            -    1,550,000
Common Stock
 Conversions . . . .        319,750    15,987    (319,750)  (15,987)           -            -            -
                          ---------  --------  ----------  --------  ----------- ------------ ------------

Balance,
 September 28, 1996.      5,097,291   254,864  13,006,859   650,344   50,139,088  123,965,566  175,009,862
Net Income . . . . .              -         -           -         -            -   19,898,339   19,898,339
Cash Dividends . . .              -         -           -         -            -  (12,898,542) (12,898,542)
Exercise of Stock
 Options . . . . . .        439,200    21,960           -         -    4,283,565            -    4,305,525
Conversion of
 Convertible
 Subordinated
 Debentures. . . . .      3,303,389   165,169           -         -   36,502,089            -   36,667,258
Common Stock
 Conversions . . . .        218,561    10,929    (218,561)  (10,929)           -            -            -
                          ---------   -------  ----------  --------  -----------  -----------  -----------

BALANCE,
 SEPTEMBER 27, 1997.      9,058,441  $452,922  12,788,298  $639,415  $90,924,742 $130,965,363 $222,982,442
                          =========  ========  ==========  ========  =========== ============ ============

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 27, 1997, SEPTEMBER 28, 1996
    AND SEPTEMBER 30, 1995

------------------------------------


                                           ------------    ------------    ------------

                                               1997            1996            1995

                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                 $ 19,898,339    $ 20,731,466    $ 17,022,530
Adjustments to reconcile net income to
net cash provided by operating
activities:
  Depreciation and amortization expense      38,513,154      32,880,525      26,852,645
  Extraordinary item-early extinguishment
   of debt (net of income tax benefit)          565,275               -               -
  Gains on disposals of property and
   equipment                                   (630,970)     (2,407,736)       (181,070)
  Receipt of advance payments on
   purchases contracts                        1,474,000       3,209,955       2,000,000
  Recognition of advance payments on
   purchases contracts                       (3,512,413)     (2,828,760)       (943,106)
  Deferred income taxes                       4,400,000       2,100,000         600,000
  (Increase) decrease in receivables         (2,741,091)     (2,473,628)      1,531,021
  Increase in inventory                     (12,895,494)    (11,500,847)    (12,926,138)
  Increase in other assets                   (1,016,722)       (304,583)       (548,301)
  (Decrease) increase in accounts
   payable and accrued expenses              (7,080,934)      2,938,639      11,860,053
                                           ------------    ------------    ------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                       36,973,144      42,345,031      45,267,634
                                           ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                    1,237,513       3,425,913         869,520
Capital expenditures                       (114,105,097)   (107,325,377)   (118,182,079)
                                           ------------     -----------     -----------
NET CASH (USED) BY
   INVESTING ACTIVITIES                    (112,867,584)   (103,899,464)   (117,312,559)
                                           -----------      -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term
 debt                                       157,240,495     130,160,690     124,846,585
(Payments) proceeds on short-term
 borrowings, net                                      -     (20,000,000)     15,000,000
Principal payments on long-term debt        (68,501,655)    (36,420,941)    (54,973,504)
Proceeds from exercise of stock options       3,025,525       1,200,000               -
Dividends paid                              (12,898,542)    (11,088,089)    (11,178,391)
                                           ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING
 ACTIVITIES                                  78,865,823      63,851,660      73,694,690
                                           ------------    ------------    ------------

NET INCREASE IN CASH                          2,971,383       2,297,227       1,649,765
Cash at Beginning of Year                    22,418,003      20,120,776      18,471,011
                                           ------------    ------------    ------------

CASH AT END OF YEAR                        $ 25,389,386    $ 22,418,003    $ 20,120,776
                                           ============    ============    ============



See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 1997 and 1996 each consisted of 52 weeks, while fiscal year 1995 was a 53-week year.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash nightly either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 27, 1997, investments in certificates of deposit totalled $5.5 million and investments in commercial paper totalled $5.6 million. Certificates of deposit, commercial paper and demand deposits of approximately $18.7 million in 26 banks exceed the $100,000 insurance limit per bank.

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

RECLASSIFICATIONS - Certain amounts for 1996 and 1995 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Primary earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock and dilutive common stock equivalent shares outstanding during the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

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

 2.  INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:


                                             --------------     -------------
                                              SEPTEMBER 27,     September 28,
                                                  1997               1996
                                             --------------     -------------
 Deferred tax liabilities:
  Tax over book depreciation . . . . . . . . $   31,211,000     $  27,181,000
  Property tax method. . . . . . . . . . . .        355,000           261,000
                                             --------------     -------------
   Total deferred tax liabilities. . . . . .     31,566,000        27,442,000
                                             --------------     -------------
 Deferred tax assets:
  Excess of tax basis over financial
   reporting basis of property and equipment      4,013,000         3,971,000
  Insurance reserves . . . . . . . . . . . .      2,217,000         2,287,000
  Advance payments on purchases contracts. .        779,000         1,125,000
  Other. . . . . . . . . . . . . . . . . . .      1,243,000         1,145,000
                                             --------------     -------------
   Total deferred tax assets . . . . . . . .      8,252,000         8,528,000
                                             --------------     -------------
 Net deferred tax liabilities. . . . . . . . $   23,314,000     $  18,914,000
                                             ==============     =============

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:


                                   -----------    ----------    ----------
                                       1997          1996          1995
                                   -----------    -----------   ----------
  Federal tax at statutory rate . .$11,572,000    $11,771,000   $9,318,000
  State income tax, net of
   federal tax benefits . . . . . .  1,005,000      1,015,000      715,000
  Other . . . . . . . . . . . . . .     23,000        114,000     (433,000)
                                   -----------    -----------   ----------
  Total . . . . . . . . . . . . . .$12,600,000    $12,900,000   $9,600,000
                                   ===========    ===========   ==========

Income taxes payable of $1,165,335 at September 27, 1997 and $1,175,131 at September 28, 1996 are included in the accompanying balance sheets in accounts payable and accrued expenses.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

Current and deferred income tax expense are as follows:


                                   -----------    -----------   ----------
                                      1997           1996          1995
                                   -----------    -----------   ----------
Current:
  Federal . . . . . . . . . . . .  $ 7,500,000    $ 9,600,000   $8,000,000
  State . . . . . . . . . . . . .      700,000      1,200,000    1,000,000
                                   -----------    -----------   ----------
        Total current . . . . . .    8,200,000     10,800,000    9,000,000
                                   -----------    -----------   ----------
Deferred:
  Depreciation  . . . . . . . . .    3,703,000      2,965,000    1,184,000
  Self-insurance reserves . . . .       97,000       (102,000)    (213,000)
  Property taxes. . . . . . . . .       95,000         62,000      (37,000)
  Advance payments on purchases
    contracts . . . . . . . . . .      369,000       (390,000)           -
  Other . . . . . . . . . . . . .      136,000       (435,000)    (334,000)
                                   -----------    -----------   ----------
        Total deferred  . . . . .    4,400,000      2,100,000      600,000
                                   -----------    -----------   ----------
Total expense . . . . . . . . . .  $12,600,000    $12,900,000   $9,600,000
                                   ===========    ===========   ==========


Current deferred income tax benefits of $3,120,690 at both September 27, 1997 and September 28, 1996, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves and from capitalization of certain overhead costs in inventory for tax purposes.

 3.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 27, 1997, the Company owned and operated 75 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are noncancelable operating lease agreements for periods ranging up to twenty-five years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net included in the accompanying consolidated statements of income consists of the following:

                                    -----------  -----------  -----------
                                       1997         1996         1995
                                    -----------  -----------  -----------
Rents earned on owned and
  subleased properties:
   Base rentals including lease
    termination payments . . . . .  $ 9,651,897  $ 9,002,824  $ 7,705,645
   Contingent rentals. . . . . . .      525,887      577,379      596,154
                                    -----------  -----------  -----------
        Total. . . . . . . . . . .   10,177,784    9,580,203    8,301,799

Depreciation on owned
  properties leased to others  . .   (3,613,744)  (3,236,144)  (3,027,886)

Other shopping center expenses . .   (1,287,547)  (1,229,219)  (1,153,934)
                                    -----------  -----------  -----------
Total. . . . . . . . . . . . . . .  $ 5,276,493  $ 5,114,840  $ 4,119,979
                                    ===========  ===========  ===========

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

Owned properties leased to others under operating leases by major classes are summarized as follows:

                                                           ------------
                                                           SEPTEMBER 27,
                                                               1997
                                                           ------------
     Land  . . . . . . . . . . . . . . . . . . . . . . .   $ 28,457,000
     Buildings . . . . . . . . . . . . . . . . . . . . .     97,697,000
                                                           ------------
       Total . . . . . . . . . . . . . . . . . . . . . .    126,154,000
     Less accumulated depreciation . . . . . . . . . . .     26,376,000
                                                           ------------
     Property leased to others, net  . . . . . . . . . .   $ 99,778,000
                                                           ============

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on noncancelable operating leases as of September 27, 1997:

     FISCAL YEAR
     -----------
       1998 . . . . . . . . . . . . . . . . . . . . . . .   $ 8,220,862
       1999 . . . . . . . . . . . . . . . . . . . . . . .     6,891,355
       2000 . . . . . . . . . . . . . . . . . . . . . . .     5,585,862
       2001 . . . . . . . . . . . . . . . . . . . . . . .     4,311,800
       2002 . . . . . . . . . . . . . . . . . . . . . . .     3,583,423
       Thereafter . . . . . . . . . . . . . . . . . . . .    15,498,836
                                                            -----------
     Total minimum future rental income . . . . . . . . .   $44,092,138
                                                            ===========

 4.  LEASES AND RENTAL EXPENSE

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

OPERATING LEASES - Rent expense for all operating leases of $11,493,170, $11,741,462 and $11,796,628 for fiscal years 1997, 1996 and 1995, respectively is included in operating and administrative expenses.

The aggregate minimum rental commitments under noncancelable operating leases as of September 27, 1997 are as follows:

     FISCAL YEAR
     -----------
       1998 . . . . . . . . . . . . . . . . . . . . . . . . $ 11,728,025
       1999 . . . . . . . . . . . . . . . . . . . . . . . .   11,567,281
       2000 . . . . . . . . . . . . . . . . . . . . . . . .   11,311,869
       2001 . . . . . . . . . . . . . . . . . . . . . . . .   11,235,405
       2002 . . . . . . . . . . . . . . . . . . . . . . . .   11,085,367
       Thereafter . . . . . . . . . . . . . . . . . . . . .   63,652,124
                                                            ------------
     Total minimum future rental commitments. . . . . . . . $120,580,071
                                                            ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

 5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:


                                             -------------    -------------
                                             SEPTEMBER 27,    September 28,
                                                  1997             1996
                                             -------------    -------------
Accounts payable-trade  . . . . . . . . .    $  67,219,567    $  74,850,388
Property, payroll, and
   other taxes payable  . . . . . . . . .        9,678,603        8,694,621
Salaries, wages, and bonuses payable  . .        9,700,404        9,696,321
Other . . . . . . . . . . . . . . . . . .        8,348,030        9,378,027
Self-insurance reserves . . . . . . . . .        4,400,000        4,515,000
                                             -------------    -------------
Total . . . . . . . . . . . . . . . . . .    $  99,346,604    $ 107,134,357
                                             =============    =============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $9,732,836, $8,362,306 and $8,627,447 for the year ended September 27, 1997, September 28, 1996 and September 30, 1995, respectively.

 6.  LONG-TERM LIABILITIES AND SHORT-TERM LOANS

Long-term liabilities and short-term loans are summarized as follows:

                                             -------------    -------------
                                             SEPTEMBER 27,    September 28,
                                                  1997             1996
                                             -------------    -------------
Long-term debt:
  Notes payable:
   Real estate and equipment:
    Weighted average interest rate of 8.82%,
      maturing 1998-2017 . . . . . . . . . . $ 331,331,206    $ 231,056,171
    Interest rate at the average weekly yield
      of one month commercial paper plus 1.9%,
      maturing 1999-2002 . . . . . . . . . .    33,652,263       29,552,394
   Other:
    Weighted average interest rate of 6.84%,
      maturing 1999-2000 . . . . . . . . . .    46,000,000       68,000,000
    Weighted average interest rate of 8.53%,
      secured by stock of Milkco, Inc.,
      maturing 2002-2004 . . . . . . . . . .    24,142,865       15,000,005
    Other. . . . . . . . . . . . . . . . . .     4,333,356        6,166,682
  10% Convertible Subordinated
    Debentures, maturing 2008. . . . . . . .             -       37,459,000
                                             -------------    -------------
  Total. . . . . . . . . . . . . . . . . . .   439,459,690      387,234,252
                                             -------------    -------------

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995


                                             -------------    -------------
                                             SEPTEMBER 27,    September 28,
                                                  1997             1996
                                             -------------    -------------
Short-term loans, interest rates at less
  than the prime rate. . . . . . . . . . . .    10,000,000       10,000,000
                                             -------------    -------------

Other long-term liabilities:
  Advance payments on purchases contracts. .     3,992,156        6,030,570
  Other. . . . . . . . . . . . . . . . . . .       367,243          521,098
                                             -------------    -------------
  Total  . . . . . . . . . . . . . . . . . .     4,359,399        6,551,668
                                             -------------    -------------
Total long-term liabilities and short-term
  loans  . . . . . . . . . . . . . . . . . .   453,819,089      403,785,920
Less current portion . . . . . . . . . . . .    58,776,976       54,274,426
                                             -------------    -------------
Long-term liabilities, net of current
  portion  . . . . . . . . . . . . . . . . . $ 395,042,113    $ 349,511,494
                                             =============    =============

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

The write-off of unamortized loan costs and redemption premium of $565,275 (net of the income tax benefit of $350,000) relating to the Debentures is included as an extraordinary item in the accompanying statement of income for the year ended September 27, 1997.

During September 1997, the Company entered into a loan agreement for $12,000,000. The loan and related agreements contain interest rate swap provisions which convert the variable rate to a fixed rate of 8.15%. The interest differential received or paid is recognized as an adjustment to interest expense. The Company is not exposed to credit risk in the event of default by others under the agreement.

During October 1997, the Company obtained a loan under a line of credit at an interest rate less than the prime rate maturing in May 1999. The proceeds from the loan were used to reduce short-term borrowings outstanding at September 27, 1997. Short-term borrowings of $10 million have been reclassified to long-term liabilities at September 27, 1997 pursuant to this refinancing.

At September 27, 1997, property and equipment with an undepreciated cost of approximately $397 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 27, 1997, has the effect of restricting funds available for dividends to approximately $23.0 million.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

At September 27, 1997, the Company had unused lines of credit of $95 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

Components of interest costs are as follows:

                                   -----------   -----------   -----------
                                       1997          1996          1995
                                   -----------   -----------   -----------
     Total interest costs . . . .  $33,283,276   $31,338,464   $26,501,706
     Interest capitalized . . . .   (1,977,510)   (2,369,543)   (1,761,936)
                                   -----------   -----------   -----------
     Interest expense . . . . . .  $31,305,766   $28,968,921   $24,739,770
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

Maturities of long-term liabilities at September 27, 1997 are as follows:

     FISCAL YEAR
     -----------
        1998 . . . . . . . . . . . . . . . . . . . . . . .  $ 58,776,976
        1999 . . . . . . . . . . . . . . . . . . . . . . .    96,495,034
        2000 . . . . . . . . . . . . . . . . . . . . . . .    69,457,112
        2001 . . . . . . . . . . . . . . . . . . . . . . .    38,885,387
        2002 . . . . . . . . . . . . . . . . . . . . . . .    25,733,584
        Thereafter . . . . . . . . . . . . . . . . . . . .   164,470,996
                                                            ------------
        Total                                               $453,819,089
                                                            ============

 7.  STOCKHOLDERS' EQUITY

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

The voting powers, preferences and relative rights of Class A Common Stock and Class B Common Stock are identical in all respects, except that the holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share. In addition, holders of Class A Common Stock, as a separate class, are entitled to elect 25% of all directors constituting the Board of Directors (rounded to the nearest whole number). As long as the Class B Common Stock represents at least 12.5% of the total outstanding Common Stock of both classes, holders of Class B Common Stock, as a separate class, are entitled to elect the remaining directors. The Company's Articles of Incorporation and Bylaws provide that the Board of Directors can set the number of directors between five and eleven.

EARNINGS PER COMMON SHARE - Weighted average number of common shares used to compute earnings per share is as follows:

                                   ----------   ----------   ----------
                                      1997         1996         1995
                                   ----------   ----------   ----------
     Primary  . . . . . . . . . .  21,437,104   18,520,459   18,316,672
     Fully diluted  . . . . . . .  21,617,003   22,098,790   21,691,357

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

The impact of Statement 128 is expected to result in an increase of $.02 in primary earnings per common share for fiscal years 1997 and 1995 and an increase of $.03 in primary earnings per common share for fiscal 1996. Statement 128 would not impact the calculation of fully diluted earnings per common share for fiscal 1997 and 1995, however, fully diluted earnings per common share for fiscal 1996 would increase by $.01 per share.

 8.  EMPLOYEE BENEFIT PLANS

INVESTMENT/PROFIT SHARING PLAN - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company's Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined annually by the Board of Directors. The Plan includes a 401(k) feature.

Company contributions to the plan, included in operating and administrative expenses, were $700,000 annually for fiscal years 1997, 1996 and 1995.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of $5,414,045, $5,398,478 and $4,241,183 for 1997, 1996 and 1995, respectively.

STOCK OPTIONS - The Company accounts for and will continue to account for stock options under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees." Applying Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation," which was adopted in 1997, would not materially affect net income and earnings per share for 1997 and 1996.

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 27, 1997, no options were exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 24, 1994 . . .     155,000     $6.13-$10.00    $1,177,125
       Granted  . . . . . . . .      27,000        11.38           307,125
       Canceled . . . . . . . .     (46,500)     6.13-11.38       (425,375)
                                   --------                     ----------
     Outstanding,
       September 30, 1995 . . .     135,500      6.13-11.38      1,058,875
       Granted  . . . . . . . .      53,000         10.00          530,000
       Canceled . . . . . . . .     (27,000)     6.13-11.38       (256,500)
                                   --------                     ----------
     Outstanding,
       September 28, 1996 . . .     161,500      6.13-11.38      1,332,375
       Granted  . . . . . . . .      66,000         14.00          924,000
       Exercised. . . . . . . .     (48,200)         7.00         (337,400)
       Canceled . . . . . . . .     (32,300)     6.13-14.00       (297,850)
                                   --------                     ----------
     OUTSTANDING,
       SEPTEMBER 27, 1997 . . .     147,000     $6.13-$14.00    $1,621,125
                                   ========                     ==========

1991 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 27, 1997, no options were currently exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 24, 1994 . . .     996,000     $5.75-$11.50    $7,260,000
       Granted  . . . . . . . .           -          -                   -
       Canceled . . . . . . . .           -          -                   -
                                   --------                    -----------
     Outstanding,
       September 30, 1995 . . .     996,000      5.75-11.50      7,260,000
       Granted  . . . . . . . .           -          -                   -
       Canceled . . . . . . . .      (5,000)        6.88           (34,375)
                                   --------                     ----------
     Outstanding,
       September 28, 1996 . . .     991,000      5.75-11.50      7,225,625
       Granted  . . . . . . . .           -           -                  -
       Exercised. . . . . . . .    (391,000)         6.88       (2,688,125)
       Canceled . . . . . . . .    (100,000)        11.50       (1,150,000)
                                   --------                     ----------
     OUTSTANDING,
       SEPTEMBER 27, 1997. .        500,000     $5.75-$10.38    $3,387,500
                                   ========                     ==========

STOCK OPTION AGREEMENTS WITH EXECUTIVE OFFICERS - During the year ended September 28, 1996, Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Landy B. Laney, who at the time was President and Chief Operating Officer of the Company, each exercised their options to purchase 100,000 shares of the Company's Class A Common Stock at an option price of $6.00 per share. The difference between the fair market value of the Class A Common Stock at the date of the grant of the options ($7.75 per share) and the option price ($6.00 per share) was previously expensed on the Company's books.

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

1997 NONQUALIFIED STOCK OPTION PLAN - On February 18, 1997, the Company adopted a nonqualified stock option plan under which an aggregate of 5,000,000 shares of the Company's Class A Common Stock may be issued to officers and other key employees of the Company until January 1, 2007.

During February 1997, options to purchase 1,150,000 shares of Ingles Markets, Incorporated Class A Common Stock were granted to employees under this plan. The option price per share was the fair market value at the date of grant. Included in the options granted under the Plan are options for 100,000 shares each granted to Robert P. Ingle, Chairman of the Board of Directors and Chief Executive Officer of the Company, and Vaughn C. Fisher, President and Chief Operating Officer of the Company. These options may be exercised within a one year period beginning one year after the date of grant or within three months after death, disability or retirement with the consent of the Company. The remaining options to purchase 950,000 shares may be exercised within a one year

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

period beginning five years after the grant date or within three months after death, disability or retirement with the consent of the Company. All options automatically terminate with termination of the optionee's employment for any other reason.

As of September 27, 1997, no options were currently exercisable under this plan. Information with respect to options granted, canceled and outstanding follows:

                                    SHARES
                                    UNDER       OPTION PRICE
                                    OPTION        PER SHARE        TOTAL
                                   --------     -------------   ----------
     Outstanding,
       September 28, 1996 . . .           0                     $         0
       Granted. . . . . . . . .   1,150,000        $14.00        16,100,000
       Canceled . . . . . . . .     (13,000)        14.00          (182,000)
                                  ---------                     -----------
     OUTSTANDING,
       SEPTEMBER 27, 1997. .      1,137,000        $14.00       $15,918,000
                                  =========                     ===========

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

 9.  MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $159 million in 1997, $168 million in 1996 and $236 million in 1995. This distributor owns approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 27, 1997. Amounts owed to this distributor, included in accounts payable-trade, were $3.0 million and $3.8 million at September 27, 1997 and September 28, 1996, respectively.

10.  SUPPLEMENTARY INCOME STATEMENT DATA

Operating and administrative expenses include the following:

                                          -----------   -----------   -----------
                                              1997          1996         1995
                                          -----------   -----------   -----------
   Advertising and promotion expense. .   $19,090,374   $17,849,164   $18,656,718
                                          ===========   ===========   ===========

11.  LINES OF BUSINESS

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in thousands) is as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995


                                  -----------   -----------   -----------
                                      1997          1996          1995
                                  -----------   -----------   -----------
Revenues from unaffiliated
  customers:
    Grocery and food sales . . .  $ 1,535,976   $ 1,472,578   $ 1,385,127
    Shopping center rentals. . .       10,178         9,580         8,302
Income from operations:
    Grocery and food sales . . .       56,810        54,382        45,327
    Shopping center rentals. . .        5,276         5,115         4,120
Assets:
    Grocery and food sales . . .      702,805       611,258       517,142
    Shopping center rentals. . .       99,778        96,707        94,685
Capital expenditures:
    Grocery and food sales . . .      104,815       104,212       104,527
    Shopping center rentals. . .        9,290         9,087        13,655
Depreciation and amortization:
    Grocery and food sales . . .       34,899        29,645        23,825
    Shopping center rentals. . .        3,614         3,236         3,028

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contain thirteen weeks.

                            (in thousands except earnings per common share)
                            -----------------------------------------------
                           1ST         2ND        3RD        4TH
1997                     QUARTER     QUARTER    QUARTER    QUARTER     TOTAL
----                     -------     -------    -------    -------  ----------
NET SALES . . . . . . . $381,116    $376,142   $386,392   $392,326  $1,535,976
GROSS PROFIT. . . . . .   90,927      92,034     95,317     98,512     376,790
INCOME BEFORE
 EXTRAORDINARY ITEM . .    5,256       5,664      4,944      4,599      20,463
EXTRAORDINARY ITEM. . .     (211)       (354)         -          -        (565)
NET INCOME. . . . . . .    5,045       5,310      4,944      4,599      19,898
PRIMARY EARNINGS PER
 COMMON SHARE BEFORE
 EXTRAORDINARY ITEM . .      .27         .26        .22        .21         .96
PRIMARY EARNINGS
 PER COMMON SHARE . . .      .26         .24        .22        .21         .93

1996
----
Net sales . . . . . . . $357,406    $364,223   $370,352   $380,597  $1,472,578
Gross profit. . . . . .   82,368      84,324     87,518     91,438     345,648
Net income. . . . . . .    4,722       4,431      5,897      5,681      20,731
Primary earnings per
 common share . . . . .      .26         .24        .32        .30        1.12

13.  CONTINGENT LIABILITIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company's financial position or the results of its operations.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 27, 1997, September 28, 1996
    and September 30, 1995

The Company currently maintains general liability, automobile insurance and excess liability coverages. The Company maintains $10 million liability insurance coverage on one aircraft and $5 million liability insurance coverage on three other aircraft used in its business. The Company maintains casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

The carrying amounts and fair values of the Company's financial instruments at September 27, 1997 and September 28, 1996 are as follows (amounts in thousands)

                                            ----------------  -----------------
                                                   1997              1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   Carrying   Fair
                                             AMOUNT    VALUE   Amount    Value
                                            -------- -------- -------- --------
Cash and cash equivalents. . . . . . . . . .$ 25,389 $ 25,389 $ 22,418 $ 22,418
Receivables. . . . . . . . . . . . . . . . .  17,972   17,972   15,197   15,197
Short-term liabilities . . . . . . . . . . .  10,000   10,000   10,000   10,000
Long-term liabilities:
   10% Convertible Subordinated Debentures .       -        -   37,459   53,513
   Real estate and equipment . . . . . . . . 364,983  377,777  260,609  262,084
   Other . . . . . . . . . . . . . . . . . .  78,836   78,836   95,718   95,718

15.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                            -----------    -----------    -----------
                                               1997            1996           1995
                                            -----------    -----------    -----------
Cash paid during the year for:
  Interest (net of amounts capitalized) . . $32,783,950    $28,570,394    $23,914,428
  Income taxes. . . . . . . . . . . . . . .   8,979,797     12,948,545      7,186,997

Non cash items:
  Property and equipment additions
    included in accounts payable . . . . .    6,897,684      5,974,503             -
  Conversion of Convertible
    Subordinated Debentures  . . . . . . .   36,667,258              -             -

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
SEC SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                        BALANCE AT
                                       BEGINNING OF     CHARGED TO                   BALANCE AT
DESCRIPTION                                YEAR      COSTS & EXPENSES  DEDUCTIONS   END OF YEAR
-------------------------------------  ------------  ----------------  ----------   -----------
Fiscal year ended September 27, 1997:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $ 106,073     $        10,000  $ 2,347 (1)   $ 113,726

Fiscal year ended September 28, 1996:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  85,490     $        30,000  $ 9,417 (1)   $ 106,073

Fiscal year ended September 30, 1995:
  Deducted from asset accounts:
   Allowance for doubtful accounts      $  95,953                      $10,463 (1)   $  85,490





(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INGLES MARKETS, INCORPORATED



                                      By:  /s/ Robert P. Ingle
                                           ____________________________
                                           Robert P. Ingle
                                           Chairman of the Board and
                                           Chief Executive Officer

                                         Date:  December 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                             December 22, 1997
---------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director


/s/ Vaughn C. Fisher                            December 22, 1997
---------------------------------
Vaughn C. Fisher, President, Chief
Operating Officer and Director


/s/ Jack R. Ferguson                            December 22, 1997
---------------------------------
Jack R. Ferguson, Vice President-
Finance, Chief Financial Officer
and Director


/s/ Ralph H. Gardner                            December 22, 1997
---------------------------------
Ralph H. Gardner, President-
Milkco, Inc. and Director


/s/ Anthony S. Federico                         December 22, 1997
---------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director


/s/ Brenda S. Tudor                             December 22, 1997
---------------------------------
Brenda S. Tudor, CPA
Secretary and Controller

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

10.6 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 18, 1997, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                 (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

11       Statement Regarding Computation of Earnings Per Common Share.  (page
         51)

12 Statement Regarding Computation of Ratio of Earnings to Fixed Charges. (page 52)

21       Subsidiaries of the Registrant. (page 53)

23       Consent of Ernst & Young LLP, Independent Auditors. (page 54)

27       Financial Data Schedule (for SEC use only).