Form 10-Q
period 1997-12-27
INGLES MARKETS INC
filed 1998-02-09
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                      .
                              -----------------------   ----------------------

Commission File Number 0-14706



                          INGLES MARKETS, INCORPORATED
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                      56-0846267
---------------------------------                     ------------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                     Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (704) 669-2941
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of February 2, 1998, the registrant had 9,077,666 shares of Class A Common Stock, $.05 par value per share, and 12,788,073 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX

                                                                 Page No.
                                                                 --------
Part I - Financial Information
     Item 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets -
                   December 27, 1997 and
                   September 27, 1997                                3

            Consolidated Statements of Income -
                   Three Months Ended
                   December 27, 1997 and
                   December 28, 1996                                 5

            Consolidated Statements of Changes in
            Stockholders' Equity
                   Three Months Ended
                   December 27, 1997 and
                   December 28, 1996                                 6

            Consolidated Statements of Cash Flows -
                   Three Months Ended
                   December 27, 1997 and
                   December 28, 1996                                 7

            Notes to Unaudited Interim Financial Statements          8

     Item 2.  Management's Discussion and Analysis of
              Results of Operations and Financial
              Condition                                             11

Part II - Other Information

     Item 6.  Exhibits and Reports on Form 8-K                      17

Signatures                                                          18

Exhibits
     11   Computation of Earnings Per Common Share                  19

Part I.  Financial Information
Item 1.  Financial Statements

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                 DECEMBER 27,      SEPTEMBER 27,
                                                    1997              1997
                                                 (UNAUDITED)         (NOTE)
                                                 ------------     --------------
CURRENT ASSETS
      Cash                                       $ 24,664,750       $ 25,389,386
      Receivables                                  20,713,052         15,571,536
      Inventories                                 141,758,248        141,259,929
      Refundable income taxes                       1,500,000          2,400,000
      Other                                         4,497,033          3,786,873
                                                 ------------       ------------

            TOTAL CURRENT ASSETS                  193,133,083        188,407,724

PROPERTY AND EQUIPMENT - Net                      638,649,242        606,362,801

OTHER ASSETS                                        8,222,042          7,812,188
                                                 ------------       ------------

TOTAL ASSETS                                     $840,004,367       $802,582,713
                                                 ============       ============





NOTE: The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS (CONCLUDED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 27,      SEPTEMBER 27,
                                                      1997             1997
                                                  (UNAUDITED)          (NOTE)
                                                 ------------      -------------
CURRENT LIABILITIES
   Short-term loans and current
     portion of long-term liabilities            $ 85,778,670       $ 58,776,976

   Accounts payable and accrued
     expenses                                     110,192,213         99,346,604
                                                 ------------       ------------

   TOTAL CURRENT LIABILITIES                      195,970,883        158,123,580

DEFERRED INCOME TAXES                              27,069,578         26,434,578

LONG-TERM LIABILITIES                             394,410,225        395,042,113
                                                 ------------       ------------

TOTAL LIABILITIES                                 617,450,686        579,600,271
                                                 ------------       ------------

STOCKHOLDERS' EQUITY
   Preferred stock, $.05 par value;
    10,000,000 shares authorized;
    no shares issued                                       --                 --
   Common stocks:
    Class A, $.05 par value; 150,000,000
     shares authorized; 9,075,666
     shares issued and outstanding
     December 27, 1997; 9,058,441 shares
     issued and outstanding
     September 27, 1997                               453,783            452,922
    Class B, $.05 par value; 100,000,000
     shares authorized; 12,788,073
     shares issued and outstanding
     December 27, 1997; 12,788,298 shares
     issued and outstanding
     September 27, 1997                               639,404            639,415
   Paid-in capital in excess of
     par value                                     91,068,017         90,924,742

   Retained earnings                              130,392,477        130,965,363
                                                 ------------       ------------

   TOTAL STOCKHOLDERS' EQUITY                     222,553,681        222,982,442
                                                 ------------       ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $840,004,367       $802,582,713
                                                 ============       ============

NOTE: The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                 ------------------------------
                                                 DECEMBER 27,      DECEMBER 28,
                                                     1997              1996
                                                 ------------       -----------
NET SALES                                        $403,048,256       $381,115,510
COST OF GOODS SOLD                                305,527,353        290,188,391
                                                 ------------       ------------
GROSS PROFIT                                       97,520,903         90,927,119

OPERATING AND ADMINISTRATIVE
  EXPENSES                                         85,486,779         75,864,708

RENTAL INCOME, NET                                  1,429,209          1,330,629
                                                 ------------       ------------
INCOME FROM OPERATIONS                             13,463,333         16,393,040
OTHER INCOME, NET                                     201,267            279,697
                                                 ------------       ------------
INCOME BEFORE INTEREST
  AND INCOME TAXES                                 13,664,600         16,672,737
INTEREST EXPENSE                                    9,049,595          8,116,084
                                                 ------------       ------------

INCOME BEFORE INCOME TAXES                          4,615,005          8,556,653
                                                 ------------       ------------

INCOME TAXES:
  Current                                           1,740,000          2,600,000
  Deferred                                             35,000            700,000
                                                 ------------       ------------
                                                    1,775,000          3,300,000
                                                 ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM                    2,840,005          5,256,653

EXTRAORDINARY ITEM- EARLY EXTINGUISHMENT OF
  DEBT (NET OF INCOME TAX BENEFIT)                         --           (211,159)
                                                 ------------       ------------

NET INCOME                                       $  2,840,005       $  5,045,494
                                                 ============       ============

PER-SHARE AMOUNTS:
 Earnings per common share:
   Basic earnings per common share
    before extraordinary item                    $        .13       $        .28
   Extraordinary item - early extinguishment
    of debt                                                --               (.01)
                                                 ------------       ------------
   Basic earnings per common share               $        .13       $        .27
                                                 ============       ============

   Diluted earnings per common share
     before extraordinary item                   $        .13       $        .25
   Extraordinary item-early extinguishment
     of debt                                               --               (.01)
                                                 ------------       ------------
   Diluted earnings per common share             $        .13       $        .24
                                                 ============       ============

 Cash dividends per common share:
   Class A                                       $       .165       $       .165
                                                 ------------       ------------
   Class B                                       $       .150       $       .150
                                                 ------------       ------------

See notes to unaudited interim financial statements.

                 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (UNAUDITED)



                                CLASS A                     CLASS B                PAID-IN
                             COMMON STOCK                 COMMON STOCK           CAPITAL IN
                          --------------------      -----------------------       EXCESS OF        RETAINED
                          SHARES       AMOUNT         SHARES        AMOUNT        PAR VALUE        EARNINGS              TOTAL
                          ---------   --------      ----------     --------      -----------     ------------        ------------

BALANCE,
 SEPTEMBER 28, 1996....   5,097,291    $254,864     13,006,859     $650,344      $50,139,088     $123,965,566        $175,009,862
NET INCOME ............          --          --             --           --               --        5,045,494           5,045,494
CASH DIVIDENDS.........          --          --             --           --               --       (2,792,361)         (2,792,361)
EXERCISE OF STOCK
 OPTIONS...............     403,200      20,160             --           --        3,937,615               --           3,957,775
CONVERSION OF
 CONVERTIBLE
 SUBORDINATED
 DEBENTURES............   1,268,159      63,407             --           --       14,013,025               --          14,076,432
COMMON STOCK
 CONVERSIONS...........      16,238         813        (16,238)        (813)              --               --                  --
                          ---------    --------     ----------     --------      -----------     ------------        ------------

BALANCE,
 DECEMBER 28, 1996.....   6,784,888    $339,244     12,990,621     $649,531      $68,089,728     $126,218,699        $195,297,202
                          =========    ========     ==========     ========      ===========     ============        ============

BALANCE,
 SEPTEMBER 27, 1997....   9,058,441    $452,922     12,788,298     $639,415      $90,924,742     $130,965,363        $222,982,442
NET INCOME.............          --          --             --           --               --        2,840,005           2,840,005
CASH DIVIDENDS.........          --          --             --           --               --       (3,412,891)         (3,412,891)
COMMON STOCK
 CONVERSIONS...........         225          11           (225)         (11)              --               --                  --
EXERCISE OF STOCK
 OPTIONS...............      17,000         850             --           --          143,275               --             144,125
                          ---------    --------     ----------     --------      -----------     ------------        ------------

BALANCE,
 DECEMBER 27, 1997.....   9,075,666    $453,783     12,788,073     $639,404      $91,068,017     $130,392,477        $222,553,681
                          =========    ========     ==========     ========      ===========     ============        ============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                        THREE MONTHS ENDED
                                                 -------------------------------
                                                 DECEMBER 27,       DECEMBER 28,
                                                      1997             1996
                                                 ------------       ------------
Cash Flows From Operating Activities:

Net income                                       $  2,840,005       $  5,045,494

Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization expense            10,575,781          9,221,711
  Recognition of advance payments on
   purchases contracts                               (879,187)        (1,523,037)
  Losses (gains) on disposals of property
   and equipment                                       13,496             (3,129)
  Deferred income taxes                                35,000            700,000
  Extraordinary item-early extinguishment
    of debt (net of income tax benefit)                    --            211,159
  Increase in receivables                          (4,231,951)        (1,996,189)
  (Increase) decrease in inventory                   (498,319)         1,385,361
  Increase in other assets                           (596,489)          (245,790)
  Increase (decrease) in accounts payable
   and accrued expenses                            10,966,629         (2,538,990)
                                                 ------------       ------------

Net Cash Provided by Operating Activities          18,224,965         10,256,590
                                                 ------------       ------------

Cash Flows From Investing Activities:

Proceeds from sales of property and
 equipment                                                599             90,007
Capital expenditures                              (42,890,427)       (26,012,624)
                                                 ------------       ------------

Net Cash (Used) by Investing Activities           (42,889,828)       (25,922,617)
                                                 ------------       ------------

Cash Flows From Financing Activities:

Proceeds from issuance of long-term debt           24,500,000         35,029,934
Proceeds from short-term borrowings, net           16,000,000                 --
Principal payments of long-term debt              (13,251,007)       (18,678,720)
Dividends paid                                     (3,412,891)        (2,792,361)
Proceeds from exercise of stock options               104,125          2,777,775
                                                 ------------       ------------

Net Cash Provided By Financing Activities          23,940,227         16,336,628
                                                 ------------       ------------

Net (Decrease) Increase in Cash                      (724,636)           670,601
Cash at Beginning of Period                        25,389,386         22,418,003
                                                 ------------       ------------

Cash at End of Period                            $ 24,664,750       $ 23,088,604
                                                 ============       ============


 See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                December 27, 1997

A.  BASIS OF PREPARATION
         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 27, 1997, and the results of operations, changes in stockholders' equity and cash flows for the three months ended December 27, 1997 and December 28, 1996. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 22, 1997.

         The results of operations for the three month period ended December 27, 1997 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month period ended December 28, 1996 have been reclassified for comparative purposes.


B.  EARNINGS PER COMMON SHARE
         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which has been adopted by the Company and is reflected in its financial statements for the period ended December 27, 1997. Statement No. 128 changed the method used to compute earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The calculation of diluted earnings per share is similar to the old method. As a consequence of this change in the method of calculation, primary earnings per share and fully diluted earnings per share are now called basic and diluted earnings per share, respectively. All per share amounts in the accompanying income statements for all prior periods have been restated to conform to the requirements of Statement No. 128.

         Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period (21,854,003 and 18,885,719 for the three month periods ended December 27, 1997 and December 28, 1996, respectively).

         Diluted earnings per common share gives effect to the dilutive common stock equivalent shares outstanding during the period and to the assumed conversion, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect. The weighted average number of shares used to compute diluted earnings per common share were 22,156,556 and 22,141,295 for the three month periods ended December 27, 1997 and December 28, 1996, respectively.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS
         Receivables are presented net of an allowance for doubtful accounts of $112,431 and $113,726 at December 27, 1997 and September 27, 1997,
         respectively.


D. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
         Accounts payable and accrued expenses consist of the following:


                                     December 27,      September 27,
                                         1997              1997
                                     ------------      --------------
Accounts payable-trade               $ 81,631,702      $  67,219,567
Property, payroll, and
 other taxes payable                    8,628,223          9,678,603
Salaries, wages and
 bonuses payable                        6,269,880          9,700,404
Self-insurance reserves                 4,480,000          4,400,000
Other                                   9,182,408          8,348,030
                                     ------------      -------------
                                     $110,192,213      $  99,346,604
                                     ============      =============

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totalled $2,253,569 and $2,017,982 for the three months ended December 27,1997 and December 28, 1996, respectively.


E.  LONG-TERM LIABILITIES
         During the three month period ended December 27, 1997, the Company obtained advances totalling $24.5 million under two long-term bank lines of credit maturing in 1999 at an interest rate less than prime rate. The proceeds of the loans were used to reduce short-term debt, to fund capital expenditures and for general corporate purposes.

         On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures ("the Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997.

         During the three month period ended December 28, 1996, approximately $14.1 million of the Debentures were converted into approximately 1.3 million shares of Class A Common Stock. The write-off of unamortized loan costs of $211,159 (net of income tax benefit of $130,000) relating to the converted Debentures are included as an extraordinary item in the accompanying statement of income for the three month period ended December 28, 1996.

         Additional Debentures totalling approximately $22.6 million were converted into approximately 2.0 million shares of Class A Common Stock from December 29, 1996 through January 16, 1997. The remaining outstanding Debentures ($.8 million) were redeemed at 101.8% of face value plus accrued interest on January 20, 1997. Approximately $.4 million of additional unamortized loan costs and redemption premium (net of the income tax benefit) was included as an extraordinary item in the statement of income for the three month period that ended on March 29, 1997.

F. DIVIDENDS
         The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 13, 1997 to stockholders of record on October 3, 1997.


G.  SUPPLEMENTARY CASH FLOW INFORMATION
         Cash paid for interest and taxes is as follows:


                                           THREE MONTHS ENDED
                                     --------------------------------
                                     December 27,       December 28,
                                         1997               1996
                                     ------------       -------------
Interest (net of
 amount capitalized)                 $  8,895,960       $  9,192,257
Income taxes                              566,000          1,888,448

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition.

RESULTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 27, 1997 COMPARED
                  WITH THE THREE MONTHS ENDED DECEMBER 28, 1996

NET SALES


     Net sales for the 13 week period ended December 27, 1997 increased $21.9 million, to $403.0 million, up 5.8% over sales of $381.1 million for the similar 13 week period last year. Approximately 56.1% of the dollar increase in sales resulted from an increase in grocery sales - 37.2% from increased sales in the perishable departments. The balance of the dollar increase in sales resulted from increases in video department sales and sales of the Company's wholly-owned subsidiary, Milkco, Inc. Identical store sales (grocery stores open for the entire duration of the previous fiscal year) increased .12%. The solid increase in identical store sales the Company experienced during the first few weeks of the period softened during the latter two thirds. Sales growth overall was impacted by competition, low food price inflation (estimated to be less than 1%), and the absence of any new store openings or major remodels. During the period, the Company replaced one existing store.

     The Company plans to continue to focus on ways to grow its business. Programs are in place to accomplish this objective such as: providing top-notch customer service every day, aggressive competitive pricing and advertising programs, expanded variety and opening exciting new and remodeled stores.

GROSS PROFIT

     Gross profit for the period was $97.5 million, or 24.2% of sales, compared with $90.9 million, or 23.9% of sales, last year - an increase of 7.3%.

     A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, improved because of aggressive purchasing, pricing and merchandising programs, good promotional strategy, better product mix and strong private label sales. Meat and produce gross profit, as a percentage of sales, improved due to good merchandising and aggressive purchasing and pricing programs.

     By increasing its business in areas that produce higher profit margins, namely food service sales, the Company's wholly-owned subsidiary, Milkco, Inc., was able to increase its gross margin substantially.

OPERATING AND ADMINISTRATIVE EXPENSES

     Operating and administrative expenses, as a percentage of sales, increased from 19.9% last year to 21.2% this year. The cost of labor at store level, depreciation and amortization expense, repairs and maintenance, advertising and promotional expenditures, taxes and licenses and utilities, as a percentage of sales, increased.

     To ensure the Company remained competitive and in order to attract and retain good qualified personnel, the wage structure at store level was revamped in April 1997. In addition, the Federal minimum wage increased from $4.75 to $5.15 per hour on September 1, 1997. Depreciation and amortization expense was more because of the Company's aggressive capital expenditure program this year and last year. Increases in refrigeration repairs, sanitation, lighting and refrigerant caused repairs and maintenance to go up.

     A Company goal for the balance of fiscal 1998 is to reduce operating and administrative expenses, as a percentage of sales. The Company believes that increased sales volume combined with a renewed emphasis on decreasing and/or controlling critical expense items and improving productivity will help achieve this goal.

RENTAL INCOME, NET

     Rental income, net increased from $1.3 million last year to $1.4 million this year. The increase is due to an increase in gross rental income, $.2 million, net of increased expense, $.1 million, associated with the remodeling and operation of shopping centers.

INCOME FROM OPERATIONS

     Income from operations was $13.5 million, or 3.3% of sales, compared to $16.4 million, or 4.3% of sales, a year ago. The decrease in operating income is mainly due to the increase in operating and administrative expenses, net of the improvement in gross profit.

OTHER INCOME, NET

     Other income, net was $.2 million this year - $.3 million last year.

INCOME BEFORE INTEREST AND INCOME TAXES

     Income before interest and income taxes was $13.7 million, or 3.4% of sales, this year compared to $16.7 million, or 4.4% of sales, last year.

INTEREST EXPENSE

     Interest expense increased from $8.1 million in 1997 to $9.0 million in 1998 due to an overall increase in debt levels to fund the Company's aggressive capital expenditure program.

INCOME BEFORE INCOME TAXES

     Income before income taxes was $4.6 million, or 1.1% of sales this year compared with $8.6 million, or 2.2% of sales, last year.

INCOME TAXES

     The provision for income taxes yielded an effective tax rate of 38.5% this year - 38.6% last year.

INCOME BEFORE EXTRAORDINARY ITEM

     Income before the extraordinary item (discussed below) was $2.8 million in fiscal 1998 - $5.3 million the prior year. Diluted earnings per common share before the extraordinary item decreased from $.25 last year to $.13 this year.

EXTRAORDINARY ITEM - EARLY EXTINGUISHMENT OF DEBT
  (NET OF INCOME TAX BENEFIT)

     On December 6, 1996, the Company announced its intention to redeem all its outstanding Convertible Subordinated Debentures (the "Debentures") on January 20, 1997. The holders of the Debentures had the right to convert their Debentures into shares of the Company's Class A Common Stock at $11.10 per share before the close of business on January 16, 1997. During the period ended December 28, 1996, approximately $14.1 million of the Debentures were converted into approximately 1.3 million shares of Class A Common Stock. The unamortized loan cost associated with the early extinguishment of this debt (net of the income tax benefit) was $.2 million.

NET INCOME

     Net income for the period was $2.8 million, or .7% of sales, compared to $5.0 million, or 1.3% of sales, last year. Basic earnings per common share were $.27 last year - $.13 this year; diluted earnings per common share were $.24 last year versus $.13 this year.

FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

     Net cash provided by operating activities for the three month period ended December 27, 1997 totalled $18.2 million. Net income for the period was $2.8 million and depreciation and amortization expense was $10.6 million. Receivables increased $4.2 million. Accounts payable and accrued expenses increased $11.0 million. The recognition of advance payments on purchases contracts was $.9 million.

     The increase in receivables is principally the result of an increase in rebates and allowances due from suppliers.

     Accounts payable - trade, excluding non-cash additions of property and equipment of $6.8 million and $6.9 million at December 27, 1997 and September 27, 1997, respectively, increased $14.5 million. The increase in accounts payable - trade was principally due to delayed payments resulting from the Christmas holiday period. Certain other payable categories also increased. Property, payroll and other taxes payable decreased $1.1 million. Salaries, wages and bonuses payable were $3.4 million less due to the payment of annual bonuses accrued September 27, 1997.

INVESTING ACTIVITIES

     Net cash used by investing activities - primarily expenditures for capital assets - was $42.9 million. The Company's capital expenditure program was devoted primarily to obtaining land for new store locations, the construction of new facilities, the renovation, modernization and/or expansion of existing stores and the installation of electronic scanning systems in 18 stores. The Company now has 176 scanning stores.

     Since January 1995, the Company has installed debit/credit card payment systems in 173 stores providing the customer more ways to pay for their groceries. Scanning and debit/credit card payment systems are installed in every new and remodeled store. In addition, electronic benefit cards for government entitlement programs are now accepted in several stores where the state has such a program replacing traditional food stamps.

     Most of the capital expenditures incurred during the first quarter of fiscal 1998 were for new stores, store expansions, remodels and/or replacements expected to become operational later in this fiscal year or in fiscal 1999.

FINANCING ACTIVITIES

     Net cash provided by financing activities totalled $23.9 million. Proceeds from the issuance of long-term debt aggregated $24.5 million. The proceeds of this debt were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Proceeds from short-term borrowings, net were $16.0 million. Principal payments on long-term debt were $13.3 million. The Company paid cash dividends of $3.4 million.

FINANCIAL STRENGTH

     At December 27, 1997, the Company remained in sound financial condition. Total assets were $840.0 million and stockholders' equity was $222.6 million, compared with $802.6 million and $223.0 million, respectively, at year-end, September 27, 1997. Favorable inventory turnover rates (costs of sales/inventory on an annualized basis) in 1998 of 8.6 helped generate cash flow from operations.

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

     During the period ended December 27, 1997, one older store was replaced. During the balance of fiscal 1998, the Company plans to open 7 new stores, and expand, remodel and/or replace 7 existing stores.

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

     In January 1998, the Company entered into an Agreement (the "Agreement") with Bruno's, Inc. an Alabama corporation ("Bruno's"), pursuant to which the Company has the right to (a) acquire two shopping centers, (b) assume 11 leases, including one ground lease, and (c) acquire all furniture, fixtures and equipment at each location. All locations are within the Company's current market in the state of Georgia. Consummation of the transaction is subject to certain conditions, including receipt of required regulatory and other approvals. Plans for specific locations are being carefully evaluated and developed but are not yet final. The 1998 new store opening and capital expenditure plan, discussed above, does not encompass any expenditures which may be incurred or any new stores which may be opened as a result of this transaction.

     Bruno's announced on February 2, 1998, that it and 11 subsidiaries had filed for financial reorganization under Chapter 11 of the Federal Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. Bruno's and its subsidiaries continue to operate their businesses as debtors in possession. Subject to Bankruptcy Court approval, Bruno's has the right to assume or reject any contract that it entered into before Chapter 11 filing if Bruno's has not yet performed its obligations under the contract. On February 2, 1998, Bruno's filed a motion with the Bankruptcy Court requesting that Bruno's, as a debtor in possession, be allowed to assume the Agreement and dispose of the assets which are the subject of the Agreement. The Bankruptcy Court must approve, after notice and a hearing, the assumption of the Agreement by Bruno's and its disposition of assets to the Company.

FINANCIAL RESOURCES

     At December 27, 1997, the Company had lines of credit with nine banks totalling $137 million; of this amount $40.5 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company had unencumbered property with a net book value of approximately $230 million which is available to collateralize additional debt.

     The Company believes, based on its current results of operations and financial condition, that the financial resources available, including amounts available under long-term financing arrangements, existing bank lines of credit and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt servicing required by additional borrowings. The Company believes that neither its current new store opening, expansion, remodel and/or replacement program nor its proposed acquisition of properties from Bruno's Inc. will have a material adverse effect on the availability of these financial resources or on the sufficiency of these resources for the purposes described in this report. However, it is possible that, in the future, the Company's results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. It is also possible for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

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

         Because of the sharp escalation in the cost of insurance, the Company has elected to self-insure certain other costs representing approximately 74% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

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

         Insurance expense, as a percentage of sales, was the same in fiscal 1998 and fiscal 1997.

IMPACT OF INFLATION

     Inflation in food prices during calendar years 1997, 1996 and 1995 continued to be lower than the overall increase in the Consumer Price Index. Ingles primary costs, inventory and labor, increase with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

YEAR 2000

     The Company has assessed key financial, informational and operational systems. Management does not anticipate that the Company will encounter significant operational issues related to Year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to the Company's consolidated financial position, results of operations or cash flows.

FORWARD LOOKING STATEMENTS

     This Quarterly Report contains certain forward-looking statements relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. Such statements are subject to inherent risks and uncertainties including among others: business and economic conditions generally in the Company's operating area; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company's operations may vary significantly from those described in this report or contemplated or implied by statements in this report.



Part II.  Other Information.

Item 6. Exhibits and Reports on Form 8-K
(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 11 - Computation of Earnings Per Common Share.

         Exhibit 27 - Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed for the quarter ended December 27, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              INGLES MARKETS, INCORPORATED





Date:  February 9, 1998                       /s/ Robert P. Ingle
                                              ------------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer


Date:  February 9, 1998                       /s/ Jack R. Ferguson
                                              ------------------------------
                                              Jack R. Ferguson
                                              Vice President-Finance and
                                              Chief Financial Officer