Form 10-Q
period 1998-03-28
INGLES MARKETS INC
filed 1998-05-12
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 1998
                               --------------

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________ .

Commission file number 0-14706.

                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               North Carolina                              56-0846267
      -------------------------------                  -------------------
      (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                  Identification No.)

             P.O. Box 6676, Asheville, NC                      28816
      --------------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)

                                 (704) 669-2941
               --------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         As of May 1, 1998, the Registrant had 9,277,741 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,787,998 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX


Part I - Financial Information                                                               Page
                                                                                             ----
     Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets
               March 28, 1998 and September 27, 1997 ....................................     3

          Condensed Consolidated Statements of Income
               Three Months Ended March 28, 1998 and March 29, 1997 .....................     5
               Six Months Ended March 28, 1998 and March 29, 1997 .......................     6

          Condensed Consolidated Statements of Changes in Stockholders' Equity
               Six Months Ended March 28, 1998 and March 29, 1997 .......................     7

          Condensed Consolidated Statements of Cash Flows
               Six Months Ended March 28, 1998 and March 29, 1997 .......................     8

          Notes to Unaudited Interim Financial Statements ................................    9

     Item 2. Management's Discussion and Analysis of Results of Operations and
        Financial Condition ..............................................................   14

Part II - Other Information

     Item 4. Submission of Matters to a Vote of Security Holders .........................    23

     Item 6. Exhibits and Reports on Form 8-K ............................................    23

Signatures ...............................................................................    24

Exhibits

     Exhibit 27.1 - Financial Data Schedule for the period ended March 28, 1998 (for SEC purposes only)
     Exhibit 27.2 - Financial Data Schedule for the period ended March 29, 1997 (for SEC purposes only)

PART I.  FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS.


                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   MARCH 28,         September 27,
                                                    1998                 1997
                                                 (UNAUDITED)            (NOTE)
                                                 ------------        ------------
CURRENT ASSETS:
  Cash                                           $ 23,063,911        $ 25,389,386
  Receivables                                      19,093,429          15,571,536
  Inventories                                     141,903,296         141,259,929
  Refundable income taxes                           2,500,000           2,400,000
  Other                                             4,932,791           3,786,873
                                                 ------------        ------------

  Total current assets                            191,493,427         188,407,724

PROPERTY AND EQUIPMENT, Net                       694,761,011         606,362,801

OTHER ASSETS                                        7,530,242           7,812,188
                                                 ------------        ------------

TOTAL ASSETS                                     $893,784,680        $802,582,713
                                                 ============        ============



NOTE: The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date.


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        MARCH 28,       September 27,
                                                                          1998              1997
                                                                      (UNAUDITED)          (NOTE)
                                                                      ------------      -------------
CURRENT LIABILITIES:

  Short-term loans and current portion of long-term liabilities       $100,377,741      $ 58,776,976
  Accounts payable and accrued expenses                                107,473,445        99,346,604
                                                                      ------------      ------------
  Total current liabilities                                            207,851,186       158,123,580

DEFERRED INCOME TAXES                                                   28,299,578        26,434,578

LONG-TERM LIABILITIES                                                  433,457,551       395,042,113
                                                                      ------------      ------------
  Total liabilities                                                    669,608,315       579,600,271
                                                                      ------------      ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value;
  10,000,000 shares authorized; no shares issued                                --                --


Common stocks:

   Class A, $.05 par value; 150,000,000 shares authorized;
     9,277,666 shares issued and outstanding March 28, 1998;
     9,058,441 shares issued and outstanding September 27, 1997            463,883           452,922

   Class B, $.05 par value; 100,000,000 shares authorized;
     12,788,073 shares issued and outstanding March 28, 1998;
     12,788,298 shares issued and outstanding September 27, 1997           639,404           639,415

Paid-in capital in excess of par value                                  92,765,167        90,924,742

Retained earnings                                                      130,307,911       130,965,363
                                                                      ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                             224,176,365       222,982,442
                                                                      ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $893,784,680      $802,582,713
                                                                      ============      ============


NOTE: The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date.


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                      ------------------------------
                                                                        MARCH 28,         March 29,
                                                                          1998              1997
                                                                      ------------      ------------
Net sales                                                             $393,513,196      $376,142,746

Cost of goods sold                                                     296,458,795       284,109,081
                                                                      ------------      ------------
Gross profit                                                            97,054,401        92,033,665


Operating and administrative expenses                                   85,276,539        77,868,870

Rental income, net                                                       1,517,850         1,346,304
                                                                      ------------      ------------
Income from operations                                                  13,295,712        15,511,099

Other income, net                                                        1,616,074           824,057
                                                                      ------------      ------------
Income before interest and income taxes                                 14,911,786        16,335,156

Interest expense                                                         9,705,327         7,171,723
                                                                      ------------      ------------

Income before income taxes and extraordinary item                        5,206,459         9,163,433
                                                                      ------------      ------------

Income taxes:

  Current                                                                  845,000         4,100,000

  Deferred                                                               1,030,000          (600,000)
                                                                      ------------      ------------
                                                                         1,875,000         3,500,000
                                                                      ------------      ------------
Income before extraordinary item                                         3,331,459         5,663,433

Extraordinary item-early extinguishment of debt                                 --          (354,116)
 (net of income tax benefit)
                                                                      ------------      ------------

Net income                                                            $  3,331,459      $  5,309,317
                                                                      ============      ============
PER SHARE AMOUNTS:

  Earnings per common share:

    Basic earnings per common share before extraordinary item         $        .15      $        .26

    Extraordinary item-early extinguishment of debt                             --              (.02)
                                                                      ------------      ------------
    Basic earnings per common share                                   $        .15      $        .24
                                                                      ============      ============

    Diluted earnings per common share before extraordinary item       $        .15      $        .26

    Extraordinary item-early extinguishment of debt                             --              (.02)
                                                                      ------------      ------------
    Diluted earnings per common share                                 $        .15      $        .24
                                                                      ============      ============

  Cash dividends per common share:

    Class A Common Stock                                              $      0.165      $      0.165
                                                                      ------------      ------------
    Class B Common Stock                                              $      0.150      $      0.150
                                                                      ------------      ------------

See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                    ----------------------------
                                                                                      MARCH 28,       March 29,
                                                                                        1998            1997
                                                                                    ------------   -------------
    Net sales                                                                       $796,561,452   $ 757,258,256

    Cost of goods sold                                                               601,986,148     574,297,472
                                                                                    ------------   -------------
    Gross profit                                                                     194,575,304     182,960,784

    Operating and administrative expenses                                            170,763,318     153,733,578

    Rental income, net                                                                 2,947,059       2,676,933
                                                                                    ------------   -------------
    Income from operations                                                            26,759,045      31,904,139

    Other income, net                                                                  1,817,341       1,103,754
                                                                                    ------------   -------------
    Income before interest and income taxes                                           28,576,386      33,007,893

    Interest expense                                                                  18,754,922      15,287,807
                                                                                    ------------   -------------
    Income before income taxes and extraordinary item                                  9,821,464      17,720,086
                                                                                    ------------   -------------

    Income taxes:

      Current                                                                          2,585,000       6,700,000

      Deferred                                                                         1,065,000         100,000
                                                                                    ------------   -------------
                                                                                       3,650,000       6,800,000
                                                                                    ------------   -------------
    Income before extraordinary item                                                   6,171,464      10,920,086

    Extraordinary item-early extinguishment of debt (net of income tax
      benefit)                                                                                --        (565,275)
                                                                                    ------------   -------------

    Net income                                                                      $  6,171,464   $  10,354,811
                                                                                    ============   =============
    PER SHARE AMOUNTS:

      Earnings per common share:

        Basic earnings per common share before extraordinary item                   $        .28   $         .54

        Extraordinary item-early extinguishment of debt                                       --            (.03)
                                                                                    ------------   -------------
        Basic earnings per common share                                             $        .28   $         .51
                                                                                    ============   =============

        Diluted earnings per common share before extraordinary item                 $        .28   $         .52
        Extraordinary item-early extinguishment of debt                                       --            (.02)
                                                                                    ------------   -------------
        Diluted earnings per common share                                           $        .28   $         .50
                                                                                    ============   =============

      Cash dividends per common share:

        Class A Common Stock                                                        $       0.33   $        0.33
                                                                                    ------------   -------------
        Class B Common Stock                                                        $       0.30   $        0.30
                                                                                    ------------   -------------


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                      Class A                Class B           Paid-in
                                   Common Stock           Common Stock         Capital in
                                -------------------   ---------------------    Excess of      Retained
                                  Shares    Amount      Shares     Amount      Par Value      Earnings           Total
                                ---------  --------   ----------  ---------   ------------  -------------    -------------
Balance, September 28, 1996     5,097,291  $254,864   13,006,859  $ 650,344   $ 50,139,088  $ 123,965,566    $ 175,009,862

Net income                              -         -            -          -              -     10,354,811       10,354,811

Cash dividends                          -         -            -          -              -     (6,076,939)      (6,076,939)

Exercise of stock options         439,200    21,960            -          -      4,283,565              -        4,305,525

Conversion of Convertible
  Subordinated Debentures       3,303,389   165,169            -          -     36,503,566              -       36,668,735

Common stock conversions           26,988     1,350      (26,988)    (1,350)             -              -                -
                                ---------  --------  -----------  ---------   ------------  -------------    -------------


Balance, March 29, 1997         8,866,868  $443,343   12,979,871  $ 648,994   $ 90,926,219  $ 128,243,438    $ 220,261,994
                                =========  ========  ===========  =========   ============  =============    =============

Balance, September 27, 1997     9,058,441  $452,922   12,788,298  $ 639,415   $ 90,924,742  $ 130,965,363    $ 222,982,442

Net income                              -         -            -          -              -      6,171,464        6,171,464

Cash dividends                          -         -            -          -              -     (6,828,916)      (6,828,916)

Exercise of stock options         219,000    10,950            -          -      1,840,425              -        1,851,375

Common stock conversions              225        11         (225)       (11)             -              -                -
                                ---------  --------  -----------  ---------   ------------  -------------    -------------

BALANCE, MARCH 28, 1998         9,277,666  $463,883   12,788,073  $ 639,404   $ 92,765,167  $ 130,307,911    $ 224,176,365
                                =========  ========  ===========  =========   ============  =============    =============


See notes to unaudited interim financial statements.

                         INGLES MARKETS, INCORPORATED
                               AND SUBSIDIARIES

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)


                                                                                            SIX MONTHS ENDED
                                                                                   ----------------------------------
                                                                                   MARCH 28, 1998      March 29, 1997
                                                                                   --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $   6,171,464       $ 10,354,811
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                               21,576,353         18,701,294
  Receipt of advance payments on purchases contracts                                          --            500,000
  Recognition of advance payments on purchases contracts                              (1,418,879)        (2,173,258)
  Gains on disposals of property and equipment                                        (1,335,930)          (537,240)
  Deferred income taxes                                                                1,065,000            100,000
  Extraordinary item-early extinguishment of debt (net of income tax benefit)                 --            565,275
  Increase in receivables                                                             (3,578,684)          (104,622)
  Increase (decrease) in inventory                                                      (643,367)         1,142,501
  Increase in other assets                                                              (249,419)          (200,206)
  Increase (decrease) in accounts payable and accrued expenses                        12,508,377         (6,080,167)
                                                                                   -------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             34,094,915         22,268,388
                                                                                   -------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                                          3,202,414            891,747
Capital expenditures                                                                (115,495,344)       (48,895,889)
                                                                                   -------------       ------------
NET CASH (USED) BY INVESTING ACTIVITIES                                             (112,292,930)       (48,004,142)
                                                                                   -------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                              88,989,888         56,652,658
Principal payments on long-term debt                                                 (27,554,807)       (26,559,784)
Proceeds from short-term borrowings, net                                              20,000,000          5,000,000
Proceeds from exercise of stock options                                                1,266,375          3,025,525
Dividends paid                                                                        (6,828,916)        (6,076,939)
                                                                                   -------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             75,872,540         32,041,460
                                                                                   -------------       ------------

NET (DECREASE) INCREASE IN CASH                                                       (2,325,475)         6,305,706
Cash at beginning of period                                                           25,389,386         22,418,003
                                                                                   -------------       ------------
CASH AT END OF PERIOD                                                              $  23,063,911       $ 28,723,709
                                                                                   =============       ============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                 March 28, 1998

A.  BASIS OF PREPARATION

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 28, 1998, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 28, 1998 and March 29, 1997. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 22, 1997.

         The results of operations for the three month and six month periods ended March 28, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month and six month periods ended March 27, 1997 have been reclassified for comparative purposes.


B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Receivables are presented net of an allowance for doubtful accounts of $108,012 and $113,726 at March 28, 1998 and September 27, 1997, respectively.

C.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                                      March 28,         September 27,
                                                                        1998               1997
                                                                    -------------       ------------
Accounts payable-trade                                              $  78,258,021       $ 67,219,567

Property, payroll, and other taxes payable                              7,696,925          9,678,603

Salaries, wages and bonuses payable                                     6,854,546          9,700,404

Self-insurance reserves                                                 4,660,000          4,400,000

Other                                                                  10,003,953          8,348,030
                                                                    -------------       ------------

                                                                    $ 107,473,445       $ 99,346,604
                                                                    =============       ============

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $2,443,683 and $2,642,462 for the three month periods ended March 28, 1998 and March 29, 1997, respectively. For the six month periods ended March 28, 1998 and March 29, 1997, employee insurance expense totaled $4,697,252 and $4,660,444, respectively.

D.  LONG-TERM LIABILITIES

         During the six month period ended March 28, 1998, the Company obtained $88,989,888 in long-term loans. The proceeds were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Details of the new long-term debt are as follows:

               Long-term lines of credit, interest rates at
                  less than the prime rate                                      $46,500,000
               Weighted average interest rate of 7.42%,
                  maturing 2003, secured by equipment                            28,022,719
               Weighted average interest rate of 7.78%,
                  maturing 2005-2008, secured by real property                    8,703,569
               Other                                                              5,763,600
                                                                                -----------
                                                                                $88,989,888
                                                                                ===========


         During April 1998, the Company obtained a loan under a line of credit at an interest rate less than the prime rate maturing in May 1999. The proceeds of this debt were used to reduce short-term borrowings outstanding at March 28, 1998. Short-term borrowings of $6 million have been reclassified to long-term liabilities at March 28, 1998 pursuant to this refinancing.

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

E.  DIVIDENDS

         The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 19, 1998 and on October 13, 1997 to stockholders of record on January 9, 1998, and October 3, 1997, respectively.

F.  SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest and taxes is as follows:

                                                                                 Six Months Ended
                                                                  -------------------------------------------
                                                                    March 28, 1998           March 29, 1997
                                                                  -----------------        ------------------
Interest (net of amount capitalized)                                  $18,077,515               $16,907,718

Income taxes                                                            2,527,610                 5,293,322


G.  LITIGATION

         Ingles is a defendant in a lawsuit recently filed by four employees claiming gender discrimination. The plaintiffs are seeking to have the lawsuit certified as a class action so that the claims being asserted can be asserted on behalf of other past, current and future female Ingles employees. This lawsuit had not been certified as a class action as of May 11, 1998. The action seeks injunctive and declaratory relief, along with unspecified monetary damages. Management believes that this case is without merit and intends to vigorously defend this case. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of these proceedings will have a material adverse effect on Ingles' consolidated financial position or results of operations.

         Various other legal proceedings and claims arising in the ordinary course of business are pending against Ingles. In the opinion of management, the ultimate liability, if any, from these other pending legal proceedings and claims would not have a material adverse effect on Ingles' consolidated financial position or results of operations.

H.  EARNINGS PER COMMON SHARE

         The Company adopted Financial Accounting Standards Board Statement 128, Earnings Per Share at the beginning of fiscal year 1998. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The calculation of diluted earnings per share is similar to the old method. All per share amounts in the accompanying income statements for all prior periods have been restated to conform to the requirements of Statement 128.

         The following table sets forth the computation of basic and diluted earnings per share for the three month periods:

                                                                                 THREE MONTHS ENDED
                                                                          --------------------------------
                                                                          MARCH 28, 1998    March 29, 1997
                                                                          --------------    --------------
BASIC:
   Income before extraordinary item                                          $3,331,459        $5,663,433
   Extraordinary item-early extinguishment of debt (net of income tax
     benefit)                                                                        --          (354,116)
                                                                             ----------        ----------
   Net income                                                                $3,331,459        $5,309,317
                                                                             ==========        ==========

   Shares
      Weighted average number of common shares outstanding                   21,963,519        21,628,184
                                                                             ==========        ==========

   Basic earnings per common share before extraordinary item                 $      .15        $      .26

   Extraordinary item-early extinguishment of debt                                   --              (.02)
                                                                             ----------        ----------
   Basic earnings per common share                                           $      .15        $      .24
                                                                             ==========        ==========
DILUTED:
   Income before extraordinary item                                          $3,331,459        $5,663,433
   Add after tax and bonus effect of interest expense applicable to
     Convertible Subordinated Debentures                                             --             2,723
                                                                             ----------        ----------
   Diluted earnings before extraordinary item                                 3,331,459         5,666,156
   Extraordinary item-early extinguishment of debt (net of income tax
     benefit)                                                                        --          (354,116)
                                                                             ----------        ----------
   Diluted earnings                                                          $3,331,459        $5,312,040
                                                                             ==========        ==========
   Shares
      Weighted average number of common shares and common stock
        equivalent shares outstanding                                        22,300,374        22,004,684
      Additional shares assuming conversion of Convertible
       Subordinated Debentures                                                       --            17,988
                                                                             ----------        ----------
      Weighted average number of common shares outstanding as
        adjusted                                                             22,300,374        22,022,672
                                                                             ==========        ==========

   Diluted earnings per common share before extraordinary item               $      .15        $      .26
   Extraordinary item-early extinguishment of debt                                   --              (.02)
                                                                             ----------        ----------
   Diluted earnings per common share                                         $      .15        $      .24
                                                                             ==========        ==========

         The following table sets forth the computation of basic and diluted earnings per share for the six month periods:


                                                                                         SIX MONTHS ENDED
                                                                               ----------------------------------
                                                                               MARCH 28, 1998      March 29, 1997
                                                                               --------------      --------------
    BASIC:
       Income before extraordinary item                                          $ 6,171,464        $ 10,920,086
       Extraordinary item-early extinguishment of debt (net of income tax
         benefit)                                                                         --            (565,275)
                                                                                 -----------        ------------
       Net income                                                                $ 6,171,464        $ 10,354,811
                                                                                 ===========        ============
       Shares

          Weighted average number of common shares outstanding                    21,908,761          20,257,478
                                                                                 ===========       =============

       Basic earnings per common share before extraordinary item                 $       .28        $        .54
       Extraordinary item-early extinguishment of debt                                    --                (.03)
                                                                                 -----------        ------------
       Basic earnings per common share                                           $       .28        $        .51
                                                                                 ===========        ============

    DILUTED:

       Income before extraordinary item                                          $ 6,171,464          10,920,086
       Add after tax and bonus effect of interest expense applicable to
         Convertible Subordinated Debentures                                              --              89,859
                                                                                 -----------        ------------
       Diluted earnings before extraordinary item                                  6,171,464          11,009,945
       Extraordinary item-early extinguishment of debt (net of income tax
         benefit)                                                                         --            (565,275)
                                                                                 -----------        ------------
       Diluted earnings                                                          $ 6,171,464        $ 10,444,670
                                                                                 ===========        ============

       Shares
         Weighted average number of common shares and common stock
           equivalent  shares outstanding                                         22,287,178          20,632,180
         Additional shares assuming conversion of Convertible
           Subordinated Debentures                                                        --             359,798
                                                                                 -----------        ------------
         Weighted average number of common shares outstanding as
           adjusted                                                               22,287,178          20,991,978
                                                                                 ===========        ============

       Diluted earnings per common share before extraordinary item               $       .28        $        .52
       Extraordinary item-early extinguishment of debt                                    --                (.02)
                                                                                 -----------        ------------
       Diluted earnings per common share                                         $       .28        $        .50
                                                                                 ===========        ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

         Unless the context requires otherwise, references herein to "INGLES" include Ingles Markets, Incorporated and its subsidiaries.

         Certain statements contained herein and elsewhere in this report which are not historical facts are forward-looking statements that involve risks and uncertainties referenced elsewhere in this report. See "LIQUIDITY AND CAPITAL RESOURCES--FORWARD LOOKING STATEMENTS."

RESULTS OF OPERATIONS

GENERAL

         At March 28, 1998, Ingles operated 201 supermarkets in North Carolina
(64), South Carolina (31), Georgia (79), Tennessee (23), Virginia (3) and Alabama (1). Ingles operates on a 52 or 53 week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three month periods ended March 28, 1998 and March 27, 1997 both include 13 weeks of operations. The unaudited condensed consolidated statements of income for the six month periods ended March 28, 1998, and March 27, 1997, both include 26 weeks of operations. Comparable store sales is defined as sales for grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and renovated stores are included in the comparable stores sales calculation. A replacement store is defined as a store that is opened to replace a store that is closed nearby. A renovated store is defined as a store that has been substantially remodeled and may include additional retail square footage.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 28, 1998 TO THE THREE MONTH PERIOD ENDED MARCH 29, 1997

         The following table sets forth certain income statement components expressed as a percentage of net sales for the three month periods ended March 28, 1998, and March 29, 1997:

                                                            Three Month Period Ended (1)
                                 ----------------------------------------------------------------------------------
                                                MARCH 28, 1998                               March 29, 1997
                                 -----------------------------------------------    -------------------------------
                                                                     PERCENTAGE
                                    AMOUNT         PERCENT OF         INCREASE          Amount           Percent of
                                 (THOUSANDS)         SALES           (DECREASE)       (thousands)           Sales
                                 -----------------------------------------------    -------------------------------
Results of Operations:
Net sales                        $393,513           100.0%              4.6 %         $ 376,143            100.0%
Cost of goods sold                296,459            75.3%              4.3 %           284,109             75.5%
                                 --------           -----                             ---------            -----
Gross profit                       97,054            24.7%              5.5 %            92,034             24.5%
Operating and
  administrative expenses          85,277            21.7%              9.5 %            77,869             20.7%
Rental income, net                  1,518             0.4%             12.7 %             1,346              0.3%
                                 --------           -----                             ---------            -----
Income from operations             13,295             3.4%            (14.3)%            15,511              4.1%
Other income, net                   1,616             0.4%             96.1 %               824              0.2%
                                 --------           -----                             ---------            -----
Income before interest,
  income taxes and
  extraordinary item               14,911             3.8%             (8.7)%            16,335              4.3%
Interest expense                    9,705             2.5%             35.3 %             7,172              1.9%
                                 --------           -----                             ---------            -----
Income before income taxes
   and extraordinary item           5,206             1.3%            (43.2)%             9,163              2.4%
Income taxes                        1,875             0.5%            (46.4)%             3,500              0.9%
                                 --------           -----                             ---------            -----
Income before extraordinary
   item                             3,331             0.8%            (41.2)%             5,663              1.5%
Extraordinary item (2)                 --              --            (100.0)%              (354)             0.1%
                                 --------           -----                             ---------            -----

Net income                       $  3,331             0.8%            (37.3)%             5,309              1.4%
                                 ========           =====                             =========            =====
EBITDA (3)                       $ 25,913             6.6%              0.4 %         $  25,815              6.9%
                                 ========           =====                             =========            =====

(1)      The three month periods shown are each 13-week periods.
(2) The extraordinary item represents the early extinguishment of debt (net of the income tax benefit) in connection with the redemption of all Ingles' then outstanding Convertible Subordinated Debentures.
(3) EBITDA represents earnings before interest, income taxes, depreciation and amortization and the extraordinary item. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are operated. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles
         (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

         Net sales growth for the quarter was fueled by the addition of 10 new stores between the end of the March 1997 quarter and the end of the March 1998 quarter. Ingles celebrated the opening of its 200th store in the March 1998 quarter. Perishable department sales experienced the largest percentage growth due to both effective merchandising and marketing techniques and the increased perishable space available in the new larger concept stores. Sales growth overall has been impeded somewhat by increased competition and low food price inflation.

         Sales for the Easter holiday fell in the 13th week of the March 1997 quarter and will fall in the June quarter for 1998. The timing of Easter resulted in a comparable store sales decrease of 1.07% for the quarter. However, comparable store sales based on only the first twelve weeks of the quarter were slightly positive.

         Ingles continues to review its marketing plan and to develop new strategies for improving business. In September 1997, Ingles began a "Register Tapes for Education" program in which schools collect Ingles register tapes and redeem them for equipment. Ingles has also started totaling all specials and double coupon savings on the bottom of customers' receipts to show the savings from shopping at Ingles and has begun a marketing campaign to support the program. Ingles intends to continue to implement its plan to update and modernize its store base to meet the needs of its customers and to combat competition.

         Gross profit, as a percentage of sales, continued to hold strong at 24.7% of sales, up from 24.5% of sales the prior year, primarily as a result of increased sales in the higher margin perishable departments. Expanded perishable departments in the newer prototype stores contributed to this increase.

         Increases in labor costs, depreciation and amortization expense, taxes and licenses and repairs and maintenance were the major contributors to an increase in operating and administrative expenses.

         The cost of labor at store level grew due to both the revamping of the store wage scale in April 1997 and the hike in the minimum wage in September 1997. Low unemployment rates in many of Ingles' operating areas increased competition for employees. Ingles adjusted its wage scale in order to attract and retain competent personnel. Expanded higher margin, but labor intensive, perishable departments in the new prototype stores also increased labor costs, as a percentage of sales.

         As a part of Ingles' overall growth and renovation strategy, depreciation and amortization expense and taxes and licenses have risen. Ingles' ownership of larger, more capital intensive stores resulted in higher depreciation expense and property taxes. Interest expense increased $2.5 million mainly as a result of increased borrowings used to fund capital expenditures. (SEE "LIQUIDITY AND CAPITAL RESOURCES-CAPITAL EXPENDITURES.") Ingles has incurred additional costs in its ongoing efforts to bring its store base up to modern standards and believes strongly that the investment will build stockholder value over the long-term.

         Increased repairs and maintenance expenses resulted primarily from elevated refrigeration repair costs and higher garbage removal costs in general, and more expensive lighting maintenance and floor cleaning at the larger new and expanded stores.

         Ingles is reviewing and monitoring operating and administrative costs and working to develop plans to curtail expenses without negatively effecting sales or customer service. For example, advertising expense, as a percentage of sales, declined due to increased usage of cooperative advertising during the quarter and bad check expense improved due to a new check verification system that is now fully operational in most of Ingles' stores.

Ingles is taking a precision approach to define areas of cost control that will not deter Ingles from its goal of improving sales by giving customers what they want.

         The increase in rental income, net was due to an increase in gross rental income of $.4 million, net of increased expense, $.2 million, associated with the operation of shopping centers.

         Gains on the sale of assets totaled $1.3 million in the March 1998 quarter, compared with $.5 million in the March 1997 quarter, and are included in other income, net.

         For the current year three-month period, income tax expense as a percentage of pre-tax income declined to 36.0% this year compared to 38.2% last year, due primarily to the Work Opportunity Tax Credit and lower state income taxes.

         Net income declined to $3.3 million for the quarter, or $.15 per diluted share, compared with $5.3 million, or $.24 per diluted share, last year. Although net income declined, EBITDA (earnings before interest, income taxes, depreciation and amortization and the extraordinary item) improved slightly to $25.9 million for the 1998-quarter compared to $25.8 million last year. (SEE FOOTNOTE 3 UNDER PRECEDING TABLE.)

COMPARISON OF THE SIX MONTH PERIOD ENDED MARCH 28, 1998 TO THE SIX MONTH PERIOD ENDED MARCH 29, 1997

         The following table sets forth certain income statement components expressed as a percentage of net sales for the six month periods ended March 28, 1998, and March 29, 1997:

                                                           Six Month Period Ended (1)
                                   ----------------------------------------------------------------------------
                                                 MARCH 28, 1998                         March 29, 1997
                                   --------------------------------------------  ------------------------------
                                                                  PERCENTAGE
                                       AMOUNT       PERCENT OF     INCREASE          Amount       Percent of
                                    (THOUSANDS)       SALES       (DECREASE)      (thousands)       Sales
                                   --------------------------------------------  ------------------------------
Results of Operations:
Net sales                            $ 796,561         100.0%          5.2 %       $  757,258       100.0 %
Cost of goods sold                     601,986          75.6%          4.8 %          574,297        75.8 %
                                     ---------         -----                       ----------       -----
Gross profit                           194,575          24.4%          6.3 %          182,961        24.2 %
Operating and
  administrative expenses              170,763          21.4%         11.1 %          153,734        20.3 %
Rental income, net                       2,947            .4%         10.1 %            2,677         0.3 %
                                     ---------         -----                       ----------       -----
Income from operations                  26,759           3.4%        (16.1)%           31,904         4.2 %
Other income, net                        1,817           0.2%         64.6 %            1,104         0.2 %
                                     ---------         -----                       ----------       -----
Income before interest,
  income taxes and
  extraordinary item                    28,576           3.6%        (13.4)%           33,008         4.4 %
Interest expense                        18,755           2.4%         22.7 %           15,288         2.0 %
                                     ---------         -----                       ----------       -----
Income before income taxes
   and extraordinary item                9,821           1.2%        (44.6)%           17,720         2.4 %
Income taxes                             3,650           0.4%        (46.3)%            6,800         0.9 %
                                     ---------         -----                       ----------       -----
Income before extraordinary
   item                                  6,171           0.8%        (43.5)%           10,920         1.5 %
Extraordinary item (2)                      --            --        (100.0)%             (565)       (0.1)%
                                     ---------         -----                       ----------       -----
Net income                           $   6,171           0.8%        (40.4)%       $   10,355         1.4 %
                                     =========         =====                       ==========       =====
EBITDA (3)                           $  50,152           6.3%         (3.0)%       $   51,709         6.8 %
                                     =========         =====                       ==========       =====

(1)      The six month periods shown are each 26-week periods.
(2) The extraordinary item represents the early extinguishment of debt (net of income tax benefit) in connection with the redemption of all Ingles' then outstanding Convertible Subordinated Debentures.
(3) EBITDA represents earnings before interest, income taxes, depreciation and amortization and the extraordinary item. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are operated. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles
         (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

         Ingles' opening of 14 new stores, the replacement and expansion of nine stores and the renovation and expansion of one older store between the beginning of fiscal year 1997 and March 28, 1998 helped to drive sales growth. Comparable store sales for the six-month period declined .47%. However comparable store sales based only on the first 25 weeks of the six-month period (excluding the Easter week sales in March 1997) were slightly positive. Ingles opened three new stores and replaced four older stores with new stores during the 1998 26-week period.

         Gross profit continued on its upward trend to 24.4% of sales this year from 24.2% of sales last year, primarily as a result of increased sales in the higher margin perishable departments.

         Increased labor costs, depreciation and amortization expense and repairs and maintenance drove up operating and administrative expenses, as a percentage of sales. (SEE DISCUSSION UNDER "COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 28, 1998 TO THE THREE MONTH PERIOD ENDED MARCH 29, 1997.")

         Other income, net includes $1.3 million in gains on the sale of assets for the March 1998 quarter and $.5 million in gains on the sale of assets for the March 1997 quarter.

         The increase in interest expense is attributable to additional debt incurred to fund expansion and renovation. Capital expenditures for the 1998 six-month period totaled $115.5 million.

         Income tax expense as a percentage of pre-tax income declined to 37.2% this year compared to 38.4% last year, due primarily to the Work Opportunity Tax Credit and lower state income taxes.

         Net income for the 1998 six month period was $6.2 million or $.28 per diluted share, compared to $10.4 million, or $.50 per share last year.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         Ingles generated $34.1 million of cash from operations during the 26-week period ended March 28, 1998. Depreciation and amortization expense totaled $21.6 million, receivables increased $3.6 million and accounts payable and accrued expenses increased $12.5 million.

         The increase in receivables was primarily the result of higher rebates and allowances due from suppliers. The increase in accounts payable and accrued expenses resulted primarily from timing differences in accounts payable-trade.

         Cash used by investing activities totaled $112.3 million. The primary use of this cash was the $115.5 million of capital expenditures during the period. (SEE "CAPITAL EXPENDITURES" BELOW.) Capital expenditures were partially offset by $3.2 million of proceeds from the sale of assets.

         Ingles' financing activities provided $75.9 million in cash for the six-month period. Proceeds from long-term debt totaled $89.0 million, while payments on long-term debt were $27.6 million. Ingles used the proceeds of the long-term debt to reduce short-term borrowings outstanding under existing bank lines of credit. Ingles generally funds its capital expenditures from short-term lines of credit and later refinances with long-term debt. Ingles subsequently incurred additional short-term debt to pay for capital expenditures and for general corporate purposes. Proceeds from short-term borrowings, net were $20.0 million.

         Dividends paid totaled $6.8 million. Ingles has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock since December 1993. Ingles expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. Ingles pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of Ingles and other factors which the Board of Directors deems relevant.

CAPITAL EXPENDITURES

         Ingles believes that a key to its ability to continue to develop and retain loyal customers is providing conveniently located, clean and modern stores which provide customers with good service and a broad selection of competitively priced products. As such, Ingles has invested and will continue to invest significant amounts of capital toward the modernization of its store base. Ingles' modernization program includes the opening of new stores, the expansion and renovation of selected existing stores, the relocation of other existing stores to larger, more convenient locations and the minor remodeling of its remaining existing stores

         Capital expenditures totaled $115.5 million for the six-month period ended March 28, 1998. Ingles' previous projections for fiscal year 1998 capital expenditures were approximately $100 million. The previous projections did not include capital expenditures relating to the purchase of two shopping centers (including supermarket facilities), 11 leased supermarket facilities and all furniture, fixtures and equipment at each supermarket location from Bruno's, Inc. during March, 1998 or capital expenditures relating to the acquisition of five shopping centers in which Ingles was a tenant.

         The investment in the former Bruno's stores is a departure from Ingles' usual plan of building stores from the ground up. Ingles viewed the acquisition as a good opportunity from both a grocery operation and real estate perspective. The stores are all in Ingles current operating market. Ingles leased two of the supermarket locations to other supermarket chains and sold the equipment at these locations to them. Ingles will operate at least five of the other stores as Ingles supermarkets. Ingles is carefully evaluating the other six locations to determine whether the best potential is to lease the stores to third parties or operate them as Ingles supermarkets.

         Ingles believes that each of the five shopping centers it acquired in which it was a tenant provided a good real estate investment. The acquisition will allow termination of rent payments currently being made by Ingles for these stores.

         Ingles opened three new stores and four replacement stores in the six month period ended March 28, 1998. Ingles incurred a portion of the capital expenditures for construction of three new stores, five replacement stores, two major renovations and improvements to five former Bruno's locations to be opened during the balance of calendar year 1998. Ingles will make additional capital expenditures for sites for future store locations, equipment at these stores, upgrades in equipment and technologies in existing stores and at Ingles' corporate headquarters and for warehousing and transportation equipment.

         Ingles anticipates that fiscal 1998 capital expenditures in total will be approximately $150 million. Ingles expects to finance the remaining capital expenditures with internally generated funds and through short and long-term financing arrangements. Ingles' ability to execute its capital expenditure plans will depend, in part, on its ability to generate these funds and obtain external financing.

         Ingles' expansion and renovation plans are continually reviewed and are subject to change. Ingles' ability to continue to pursue these plans is subject to several factors. Such factors include, among other things, Ingles' ability to successfully implement its acquisition strategy and operating strategy, Ingles' ability to manage rapid expansion, Ingles ability to secure any necessary financing, changes in regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, changes in the laws and government regulations applicable to Ingles and competition.

FINANCIAL RESOURCES

         At March 28, 1998, Ingles had lines of credit with ten banks totaling $151.0 million; of this amount $28.5 million was unused. Ingles monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide Ingles with various interest rate options generally at rates less than prime. Ingles is not required to maintain compensating balances in connection with these lines of credit. Ingles finances its expansion and renovation program primarily with cash provided from operations and from short-term borrowings under its credit facilities. Ingles typically replaces such short-term financing, as necessary, with long-term financing secured by equipment and real estate. As of March 28, 1998, Ingles had unencumbered property with a net book value of approximately $280 million which is available to collateralize additional debt.

         Ingles believes, based on its current results of operations and financial condition, that the financial resources available, including bank lines of credit, long-term financing and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, Ingles can make no assurances that any such source of financing will be available to Ingles in the future. A decline in Ingles' sales, Ingles' failure to achieve expected financial results, or a failure of Ingles' expansion and renovation program to live up to management's expectations, or any combination of these or similar factors, may have a material adverse impact on Ingles' financial resources and on its renovation and expansion strategy.

LEGAL PROCEEDINGS

         Ingles is a defendant in a lawsuit recently filed by four employees claiming gender discrimination. The plaintiffs are seeking to have the lawsuit certified as a class action so that the claims being asserted can be asserted on behalf of other past, current and future female Ingles employees. This lawsuit has not been certified as a class action as of May 11, 1998. The action seeks injunctive and declaratory relief, along with unspecified monetary damages. Management believes that this case is without merit and intends to vigorously defend this case. While the ultimate results of this litigation cannot be determined, management does not expect that the resolution of these proceedings will have a material adverse effect on Ingles' consolidated financial position or results of operations.

         Various other legal proceedings and claims arising in the ordinary course of business are pending against Ingles. In the opinion of management, the ultimate liability, if any, from these other pending legal proceedings and claims would not have a material adverse effect on Ingles' consolidated financial position or results of operations.

INSURANCE

         Ingles maintains general liability, automobile and excess liability coverages. Ingles carries $10 million liability insurance coverage on one aircraft and $5 million liability insurance coverage on four other aircraft used in its business. Ingles carries casualty insurance only on those properties where it is required to do so.

         Because of the sharp escalation in the cost of insurance, Ingles has elected to self-insure certain other costs representing approximately 75% of the total cost of insurance. Risks and uncertainties are associated with self-insurance; however, Ingles has limited its exposure by maintaining excess liability coverages. Ingles believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of Ingles.

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported, with a maximum per occurrence of $350,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. Ingles is insured for covered costs in excess of these limits.

IMPACT OF INFLATION

         Inflation in food prices during fiscal years 1997, 1996 and 1995 and thus far in fiscal 1998 continued to be lower than the overall increase in the Consumer Price Index. One of Ingles' significant costs is labor, which increases with inflation. Recovery of these costs has to come from improved operating efficiencies and, to the extent possible, through improved gross margins.

SEASONALITY

         Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

YEAR 2000

         Ingles has assessed key financial, informational and operational systems and is modifying its computer software to address the year 2000 issues. Ingles is in the process of investigating the potential impact of year 2000 issues on suppliers of goods and services to Ingles and any related impact on Ingles. Management does not anticipate that Ingles will encounter significant operational issues related to the year 2000. Furthermore, the financial impact of making required systems changes is not expected to be material to Ingles' consolidated financial position, results of operations or cash flows in future periods.

FORWARD LOOKING STATEMENTS

         Certain statements under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements concern Ingles' operations, economic performances and financial condition, including, in particular, future operations; expectations relating to Ingles' success in implementing its expansion and renovation program; capital expenditures; Ingles' ability to secure any necessary financing; expense reduction; improvements in sales and increases in earnings per share and stockholder value. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of Ingles, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect Ingles' results. Ingles' actual results may differ materially from those projected in forward-looking statements made by, or on behalf of, Ingles. Such factors include, among other things, the following: Ingles' ability to successfully implement its acquisition and operating strategies; Ingles' ability to manage rapid expansion; acquisitions and other opportunities that Ingles may pursue; changes in the availability of debt or equity capital and increases in borrowing costs or interest rates, especially since a portion of Ingles' borrowings bear interest at floating rates; increased labor costs; issues arising from addressing year 2000 computer issues; changes in regional and national business and economic conditions, including the rate of inflation; adverse climatic conditions affecting food production and delivery; changing demographics; changes in the laws and government regulations applicable to Ingles; and increased competition. Factors that could cause actual results to differ are discussed throughout this Form 10-Q, Ingles' 1997 Annual Report on Form 10-K, and Ingles' Quarterly Report on Form 10-Q for the period ended December 27, 1997. Ingles undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 17, 1998. Matters submitted to a vote of the stockholders at this meeting were as follows: Election of nine directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 7,986,401 votes for, 55,094 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate:
7,991,601 votes for, 49,894 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Ralph H. Gardner, Robert
P. Ingle, II, Laura Ingle Sharp and Brenda S. Tudor were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Robert P. Ingle:
12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes;
(b) Mr. Fisher: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Federico: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (d) Mr. Gardner: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (e) Mr. Robert P. Ingle,
II: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (f) Ms. Sharp: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes and (g) Ms. Tudor: 12,531,589 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 27.1 - Financial Data Schedule for the period ended March 28, 1998 (for SEC purposes only)

         Exhibit 27.2 - Financial Data Schedule for the period ended March 29, 1997 (for SEC purposes only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended March 28, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          INGLES MARKETS, INCORPORATED

Date:  May 11, 1998                       /s/ Robert P. Ingle
                                          -------------------
                                          Robert P. Ingle
                                          Chairman of the Board and
                                          Chief Executive Officer


Date:  May 11, 1998                       /s/ Brenda S. Tudor
                                          -------------------
                                          Brenda S. Tudor
                                          Vice President-Finance and
                                          Chief Financial Officer