Form 10-Q
period 1998-06-27
INGLES MARKETS INC
filed 1998-08-10
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 1998
                               ---------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission file number 0-14706.

                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           North Carolina                                     56-0846267
  -------------------------------                          -------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                          Identification No.)

                P.O. Box 6676, Asheville, NC                     28816
          ---------------------------------------------------------------
          (Address of principal executive offices)             (Zip Code)

                                 (828) 669-2941
               --------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

         As of August 3, 1998, the Registrant had 9,580,591 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,785,148 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX


Part I - Financial Information                                                                    Page
                                                                                                  ----
  Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  June 27, 1998 and September 27, 1997.....................................         3

         Condensed Consolidated Statements of Income
                  Three Months Ended June 27, 1998 and June 28, 1997.......................         5
                  Nine Months Ended June 27, 1998 and June 28, 1997........................         6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended June 27, 1998 and June 28, 1997........................         7

         Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended June 27, 1998 and June 28, 1997 .......................         8

         Notes to Unaudited Interim Financial Statements ..................................         9

  Item 2. Management's Discussion and Analysis of Results of Operations and
          Financial Condition .............................................................        14

Part II - Other Information

  Item 6. Exhibits and Reports on Form 8-K ................................................        22

Signatures ................................................................................        23

PART I. FINANCIAL INFORMATION.

ITEM 1. FINANCIAL STATEMENTS.


                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                JUNE 27,       September 27,
                                                  1998             1997
                                               (UNAUDITED)        (NOTE)
                                              ------------     -------------
    CURRENT ASSETS:
      Cash                                    $ 25,426,481     $ 25,389,386
      Receivables                               19,557,315       15,571,536
      Inventories                              150,109,378      141,259,929
      Refundable income taxes                    1,800,000        2,400,000
      Other                                      4,860,199        3,786,873
                                              ------------     ------------

      Total current assets                     201,753,373      188,407,724

    PROPERTY AND EQUIPMENT, Net                707,006,037      606,362,801

    OTHER ASSETS                                 5,017,926        7,812,188
                                              ------------     ------------

    TOTAL ASSETS                              $913,777,336     $802,582,713
                                              ============     ============




NOTE: The balance sheet at September 27, 1997 has been derived from the audited financial statements at that date.


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES


                CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                            JUNE 27,        September 27,
                                                                              1998              1997
                                                                           (UNAUDITED)         (NOTE)
                                                                          ------------      -------------
CURRENT LIABILITIES:

  Short-term loans and current portion of long-term liabilities           $111,760,200      $ 58,776,976

  Accounts payable and accrued expenses                                    113,857,274        99,346,604
                                                                          ------------      ------------
  Total current liabilities                                                225,617,474       158,123,580

DEFERRED INCOME TAXES                                                       29,834,578        26,434,578

LONG-TERM LIABILITIES                                                      431,432,522       395,042,113
                                                                          ------------      ------------
  Total liabilities                                                        686,884,574       579,600,271
                                                                          ------------      ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $.05 par value;
   10,000,000 shares authorized; no shares issued                              --                --

Common stocks:

   Class A, $.05 par value; 150,000,000 shares authorized; 9,579,466 shares issued and outstanding June 27, 1998; 9,058,441 shares
     issued and outstanding September 27, 1997                                 478,973           452,922

   Class B, $.05 par value; 100,000,000 shares authorized; 12,786,273 shares issued and outstanding June 27, 1998; 12,788,298 shares
     issued and outstanding September 27, 1997                                 639,314           639,415

Paid-in capital in excess of par value                                      95,765,167        90,924,742

Retained earnings                                                          130,009,308       130,965,363
                                                                          ------------      ------------
TOTAL STOCKHOLDERS' EQUITY                                                 226,892,762       222,982,442
                                                                          ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $913,777,336      $802,582,713
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

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                  ------------------------------
                                                    JUNE 27,          June 28,
                                                      1998              1997
                                                  ------------      ------------
Net sales                                         $417,660,466      $386,392,333
Cost of goods sold                                 313,446,729       291,075,697
                                                  ------------      ------------
Gross profit                                       104,213,737        95,316,636
Operating and administrative expenses               91,246,054        81,185,722
Rental income, net                                   2,117,132         1,441,782
                                                  ------------      ------------
Income from operations                              15,084,815        15,572,696
Other income, net                                      566,827           446,768
                                                  ------------      ------------
Income before interest and income taxes             15,651,642        16,019,464
Interest expense                                    10,651,217         7,975,477
                                                  ------------      ------------

Income before income taxes                           5,000,425         8,043,987
                                                  ------------      ------------

Income taxes:
  Current                                              615,000           100,000
  Deferred                                           1,235,000         3,000,000
                                                  ------------      ------------
                                                     1,850,000         3,100,000
                                                  ------------      ------------
Net income                                        $  3,150,425      $  4,943,987
                                                  ============      ============

PER SHARE AMOUNTS:
 Earnings per common share:
  Basic earnings per common share                 $        .14      $        .23
                                                  ============      ============

  Diluted earnings per common share               $        .14      $        .22
                                                  ============      ============

 Cash dividends per common share:
  Class A Common Stock                            $       .165      $       .165
                                                  ------------      ------------
  Class B Common Stock                            $       .150      $       .150
                                                  ------------      ------------




See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED
                                                                        ------------------------------------
                                                                           JUNE 27,              June 28,
                                                                             1998                  1997
                                                                        ---------------      ---------------
Net sales                                                               $ 1,214,221,918      $ 1,143,650,589
Cost of goods sold                                                          915,432,877          865,373,169
                                                                        ---------------      ---------------
Gross profit                                                                298,789,041          278,277,420
Operating and administrative expenses                                       262,009,372          234,919,300
Rental income, net                                                            5,064,191            4,118,715
                                                                        ---------------      ---------------
Income from operations                                                       41,843,860           47,476,835
Other income, net                                                             2,384,168            1,550,522
                                                                        ---------------      ---------------
Income before interest and income taxes                                      44,228,028           49,027,357
Interest expense                                                             29,406,139           23,263,284
                                                                        ---------------      ---------------

Income before income taxes and extraordinary item                            14,821,889           25,764,073
                                                                        ---------------      ---------------


Income taxes:
  Current                                                                     3,200,000            6,800,000
  Deferred                                                                    2,300,000            3,100,000
                                                                        ---------------      ---------------
                                                                              5,500,000            9,900,000
                                                                        ---------------      ---------------
Income before extraordinary item                                              9,321,889           15,864,073
Extraordinary item-early extinguishment of debt (net of income tax
  benefit)                                                                           --             (565,275)
                                                                        ---------------      ---------------
Net income                                                              $     9,321,889      $    15,298,798
                                                                        ===============      ===============

PER SHARE AMOUNTS:
  Earnings per common share:
   Basic earnings per common share before extraordinary item            $           .42      $           .76
   Extraordinary item-early extinguishment of debt                                   --                 (.02)
                                                                        ---------------      ---------------
   Basic earnings per common share                                      $           .42      $           .74
                                                                        ===============      ===============

   Diluted earnings per common share before extraordinary item          $           .42      $           .74
   Extraordinary item-early extinguishment of debt                                   --                 (.02)
                                                                        ---------------      ---------------
   Diluted earnings per common share                                    $           .42      $           .72
                                                                        ===============      ===============

  Cash dividends per common share:
   Class A Common Stock                                                 $          .495      $          .495
                                                                        ---------------      ---------------
   Class B Common Stock                                                 $          .450      $          .450
                                                                        ---------------      ---------------


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                          Class A                 Class B               Paid-in
                                       Common Stock             Common Stock           Capital in
                                   --------------------   ------------------------     Excess of      Retained
                                     Shares     Amount      Shares        Amount       Par Value      Earnings          Total
                                   ---------   --------   -----------    ---------    -----------   -------------    -------------
Balance, September 28, 1996        5,097,291   $254,864    13,006,859    $ 650,344    $50,139,088   $ 123,965,566    $ 175,009,862
Net income                                --         --            --           --             --      15,298,798       15,298,798
Cash dividends                            --         --            --           --             --      (9,486,979)      (9,486,979)
Exercise of stock options            439,200     21,960            --           --      4,283,565              --        4,305,525
Conversion of Convertible
  Subordinated Debentures          3,303,389    165,169            --           --     36,502,089              --       36,667,258
Common stock conversions             130,177      6,509      (130,177)      (6,509)            --              --               --
                                   ---------   --------   -----------    ---------    -----------   -------------    -------------

Balance, June 28, 1997             8,970,057   $448,502    12,876,682    $ 643,835    $90,924,742   $ 129,777,385    $ 221,794,464
                                   =========   ========   ===========    =========    ===========   =============    =============

Balance, September 27, 1997        9,058,441   $452,922    12,788,298    $ 639,415    $90,924,742   $ 130,965,363    $ 222,982,442
Net income                                --         --            --           --             --       9,321,889        9,321,889
Cash dividends                            --         --            --           --             --     (10,277,944)     (10,277,944)
Exercise of stock options            519,000     25,950            --           --      4,840,425              --        4,866,375
Common stock conversions               2,025        101        (2,025)        (101)            --              --               --
                                   ---------   --------   -----------    ---------    -----------   -------------    -------------

BALANCE, JUNE 27, 1998             9,579,466   $478,973    12,786,273    $ 639,314    $95,765,167   $ 130,009,308    $ 226,892,762
                                   =========   ========   ===========    =========    ===========   =============    =============


See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                   ---------------------------------
                                                                                     JUNE 27,             June 28,
                                                                                       1998                 1997
                                                                                   -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $   9,321,889       $  15,298,798
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                               33,288,937          28,367,593
  Receipt of advance payments on purchases contracts                                          --             674,000
  Recognition of advance payments on purchases contracts                              (1,961,225)         (2,833,870)
  Gains on disposals of property and equipment                                        (1,526,037)           (754,869)
  Deferred income taxes                                                                2,300,000           3,100,000
  Extraordinary item-early extinguishment of debt (net of income tax benefit)                 --             565,275
  Increase in receivables                                                               (875,799)         (2,895,311)
  Increase in inventory                                                               (8,849,449)           (633,197)
  Decrease (increase) in other assets                                                     93,523            (628,782)
  Increase (decrease) in accounts payable and accrued expenses                        20,071,896          (4,438,560)
                                                                                   -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             51,863,735          35,821,077
                                                                                   -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                                          3,653,843           1,192,118
Capital expenditures                                                                (140,403,772)        (77,412,529)
                                                                                   -------------       -------------
NET CASH (USED) BY INVESTING ACTIVITIES                                             (136,749,929)        (76,220,411)
                                                                                   -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                             114,293,241         106,177,583
Principal payments on long-term debt                                                 (42,958,383)        (45,403,116)
Proceeds (payments) on short-term borrowings, net                                     20,000,000         (10,000,000)
Proceeds from exercise of stock options                                                3,866,375           3,025,525
Dividends paid                                                                       (10,277,944)         (9,486,979)
                                                                                   -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             84,923,289          44,313,013
                                                                                   -------------       -------------

NET INCREASE IN CASH                                                                      37,095           3,913,679
Cash at beginning of period                                                           25,389,386          22,418,003
                                                                                   -------------       -------------
CASH AT END OF PERIOD                                                              $  25,426,481       $  26,331,682
                                                                                   =============       =============




See notes to unaudited interim financial statements.

                          INGLES MARKETS, INCORPORATED
                                AND SUBSIDIARIES

                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 27, 1998

A. BASIS OF PREPARATION

         In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 27, 1998, and the results of operations, changes in stockholders' equity and cash flows for the three month and nine month periods ended June 27, 1998 and June 28, 1997. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1997 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 22, 1997.

         The results of operations for the three month and nine month periods ended June 27, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

         Certain amounts for the three month and nine month periods ended June 28, 1997 have been reclassified for comparative purposes.


B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

         Receivables are presented net of an allowance for doubtful accounts of $107,859 and $113,726 at June 27, 1998 and September 27, 1997, respectively.

C. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:


                                                                 June 27,      September 27,
                                                                   1998            1997
                                                               ------------    -------------
       Accounts payable-trade                                  $ 80,365,014     $67,219,567
       Property, payroll, and other taxes payable                10,236,228       9,678,603
       Salaries, wages and bonuses payable                        8,031,280       9,700,404
       Self-insurance reserves                                    4,840,000       4,400,000
       Other                                                     10,384,752       8,348,030
                                                               ------------     -----------
                                                               $113,857,274     $99,346,604
                                                               ============     ===========

         Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $2,752,116 and $2,434,483 for the three month periods ended June 27, 1998 and June 28, 1997, respectively. For the nine month periods ended June 27, 1998 and June 28, 1997, employee insurance expense totaled $7,438,368 and $7,094,927, respectively.

D. LONG-TERM LIABILITIES

         During the nine month period ended June 27, 1998, the Company obtained $114,293,241 in long-term loans. The proceeds were used to reduce short-term borrowings outstanding under existing bank lines of credit. Additional short-term debt was subsequently incurred to pay for capital expenditures and for general corporate purposes. Details of the new long-term debt are as follows:

        Long-term lines of credit, interest rates at
           less than the prime rate                             $ 53,000,000
        Weighted average interest rate of 7.44%,
            maturing 2003, secured by equipment                   36,826,072
        Weighted average interest rate of 7.76%,
           maturing 2005-2008, secured by real property           18,703,569
        Other                                                      5,763,600
                                                                ------------
                                                                $114,293,241
                                                                ============

         On June 29, 1998, the Company obtained a $38 million loan secured by real estate bearing a 7.5% interest rate with a ten-year term. The proceeds of this debt were used to reduce short-term borrowings outstanding at June 27, 1998. Short-term borrowings of $38 million have been reclassified to long-term liabilities at June 27, 1998 pursuant to this refinancing.

         On January 20, 1997, the Company redeemed $.8 million of its outstanding Convertible Subordinated Debentures (the "Debentures") at 101.8% of face value. In connection with the redemption, the holders of the remaining $36.7 million of the Debentures converted their Debentures into approximately
3.3 million shares of Class A Common Stock at $11.10 per share. The write-off of unamortized loan costs and redemption premium of $565,275 (net of the income tax benefit of $350,000) relating to the converted Debentures is included as an extraordinary item in the accompanying statement of income for the nine months ended June 28, 1997.

E. DIVIDENDS

         The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 13, 1998, January 19, 1998 and on October 13, 1997 to stockholders of record on April 3, 1998, January 9, 1998 and October 3, 1997, respectively.

F. SUPPLEMENTARY CASH FLOW INFORMATION

         Cash paid for interest and taxes is as follows:


                                                            Nine Months Ended
                                                      ----------------------------
                                                        June 27,        June 28,
                                                          1998            1997
                                                      -----------      -----------
         Interest (net of amount capitalized)         $28,377,207      $24,427,424
         Income taxes                                   2,374,501        8,601,367

G. LITIGATION

         Ingles is a defendant in a lawsuit filed by four employees alleging gender discrimination. The plaintiffs are seeking to have the lawsuit certified as a class action so that the claims being asserted can be asserted on behalf of other past, current and future female Ingles employees. This lawsuit had not been certified as a class action as of August 10, 1998. The action seeks injunctive and declaratory relief, along with unspecified monetary damages. Management believes that this case is without merit and intends to vigorously defend itself. While the ultimate results of this litigation are unknown and cannot presently be determined, management believes, based upon present information, that the resolution of these proceedings will not have a material adverse effect on the Company.

         Various other legal proceedings and claims arising in the ordinary course of business are pending against Ingles. In the opinion of management, the ultimate liability, if any, from these other pending legal proceedings and claims will not have a material adverse effect on the Company.

H. EARNINGS PER COMMON SHARE

         The Company adopted Financial Accounting Standards Board Statement 128, Earnings Per Share at the beginning of fiscal year 1998. Statement 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options is excluded. The calculation of diluted earnings per share is similar to the old method. All per share amounts in the accompanying income statements for all prior periods have been restated to conform to the requirements of Statement 128.

         The following table sets forth the computation of basic and diluted earnings per share for the three month periods:

                                                                                THREE MONTHS ENDED
                                                                           ----------------------------
                                                                             JUNE 27,         June 28,
                                                                               1998             1997
                                                                           -----------      -----------
   BASIC:

     Net income                                                            $ 3,150,425      $ 4,943,987
                                                                           ===========      ===========

     Shares

       Weighted average number of common shares outstanding                 22,186,619       21,846,740
                                                                           ===========      ===========

     Basic earnings per common share                                       $       .14      $       .23
                                                                           ===========      ===========

   DILUTED:
     Diluted earnings                                                      $ 3,150,425      $ 4,943,987
                                                                           ===========      ===========

     Shares

         Weighted average number of common shares and common stock
           equivalent shares outstanding                                    22,287,386       22,297,408
                                                                           ===========      ===========

     Diluted earnings per common share                                     $       .14      $       .22
                                                                           ===========      ===========

         The following table sets forth the computation of basic and diluted earnings per share for the nine month periods:


                                                                                 NINE MONTHS ENDED
                                                                          ------------------------------
                                                                            JUNE 27,          June 28,
                                                                              1998              1997
                                                                          ------------      ------------
BASIC:

  Income before extraordinary item                                        $  9,321,889      $ 15,864,073

  Extraordinary item-early extinguishment of debt (net of income tax
    benefit)                                                                        --          (565,275)
                                                                          ------------      ------------
  Net income                                                              $  9,321,889      $ 15,298,798
                                                                          ============      ============

  Shares

    Weighted average number of common shares outstanding                    22,001,381        20,787,232
                                                                          ============      ============

  Basic earnings per common share before extraordinary item               $        .42      $        .76
  Extraordinary item-early extinguishment of debt                                   --              (.02)
                                                                          ------------      ------------
  Basic earnings per common share                                         $        .42      $        .74
                                                                          ============      ============

DILUTED:

  Income before extraordinary item                                        $  9,321,889      $ 15,864,073

  Add after tax and bonus effect of interest expense applicable to
    Convertible Subordinated Debentures                                             --            89,859
                                                                          ------------      ------------
  Diluted earnings before extraordinary item                                 9,321,889        15,953,932

  Extraordinary item-early extinguishment of debt (net of income tax
    benefit)                                                                        --          (565,275)
                                                                          ------------      ------------
Diluted earnings                                                          $  9,321,889      $ 15,388,657
                                                                          ============      ============

Shares

  Weighted average number of common shares and common stock
    equivalent shares outstanding                                           22,209,947        21,254,987

  Additional shares assuming conversion of Convertible
    Subordinated Debentures                                                         --           210,145
                                                                          ------------      ------------

  Weighted average number of common shares outstanding as
    adjusted                                                                22,209,947        21,465,132
                                                                          ============      ============

  Diluted earnings per common share before extraordinary item             $        .42      $        .74
  Extraordinary item-early extinguishment of debt                                   --              (.02)
                                                                          ------------      ------------
  Diluted earnings per common share                                       $        .42      $        .72
                                                                          ============      ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         This Item 2 should be read in conjunction with the unaudited condensed consolidated financial statements included in Item 1 hereto.

         Unless the context requires otherwise, references herein to "Ingles" or the "Company" include Ingles Markets, Incorporated and its subsidiaries.

         Certain statements contained herein and elsewhere in this report which are not historical facts are forward-looking statements that involve risks and uncertainties referenced elsewhere in this report. See "LIQUIDITY AND CAPITAL RESOURCES--FORWARD LOOKING STATEMENTS."

RESULTS OF OPERATIONS

GENERAL

         At June 27, 1998, Ingles operated 206 supermarkets in North Carolina
(64), South Carolina (32), Georgia (82), Tennessee (24), Virginia (3) and Alabama (1). Ingles operates on a 52 or 53 week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three month periods ended June 27, 1998 and June 28, 1997 both include 13 weeks of operations. The unaudited condensed consolidated statements of income for the nine month periods ended June 27, 1998, and June 28, 1997, both include 39 weeks of operations. Comparable store sales is defined as sales for grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable stores sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 27, 1998 TO THE THREE MONTH PERIOD ENDED JUNE 28, 1997

         The following table sets forth certain income statement components expressed as a percentage of net sales for the three month periods ended June 27, 1998 and June 28, 1997:

                                                               Three Month Period Ended (1)
                                                 -------------------------------------------------------
                                                      JUNE 27, 1998                   June 28, 1997
                                                 ------------------------        -----------------------
                                                    AMOUNT     PERCENT OF           Amount    Percent of
                                                 (THOUSANDS)     SALES           (thousands)     Sales
                                                 ------------------------        -----------------------
             Results of Operations:
             Net sales                             $417,661      100.0%            $386,392      100.0%
             Cost of goods sold                     313,447       75.0%             291,075       75.3%
                                                   --------      -----             --------      -----
             Gross profit                           104,214       25.0%              95,317       24.7%
             Operating and
               administrative expenses               91,246       21.8%              81,186       21.0%
             Rental income, net                       2,117        0.5%               1,442        0.4%
                                                   --------      -----             --------      -----
             Income from operations                  15,085        3.7%              15,573        4.1%
             Other income, net                          567        0.1%                 446        0.1%
                                                   --------      -----             --------      -----
             Income before interest and
               income taxes                          15,652        3.8%              16,019        4.2%
             Interest expense                        10,651        2.6%               7,975        2.1%
                                                   --------      -----             --------      -----
             Income before income taxes               5,001        1.2%               8,044        2.1%
             Income taxes                             1,850        0.4%               3,100        0.8%
                                                   --------      -----             --------      -----
             Net income                            $  3,151        0.8%            $  4,944        1.3%
                                                   ========      =====             ========      =====

             EBITDA (2)                            $ 27,365        6.6%            $ 25,686        6.6%
                                                   ========      =====             ========      =====

(1)      The three month periods shown are each 13-week periods.

(2) EBITDA is defined as net earnings before interest, income taxes, depreciation, amortization and non-recurring and extraordinary items. EBITDA is a measure commonly used in the grocery industry and is presented to assist in understanding the Company's operating results. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to cash flow as a measure of liquidity or as an alternative to net earnings as an indicator of operating performance. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service its debt. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

         Net Sales. Net sales for the three months ended June 27, 1998 were $417.7 million compared to $386.4 million for the three months ended June 28, 1997. The 8.1% increase in net sales for the period was driven both by the opening of additional supermarket square footage and an increase in comparable store sales of 1.2% for the quarter, the highest comparable store sales growth in six quarters. The Company opened five new stores, replaced two stores and completed a major remodel to one store during the three-month period in 1998.

         Gross Profit. Gross profit for the three months ended June 27, 1998 increased 9.3% to $104.2 million, or 25.0% of sales, compared to $95.3 million, or 24.7% of sales, for the three months ended June 28, 1997. Gross profit continued to improve primarily through a combination of increased sales in the higher margin perishable departments and the realization of improvements in category management.

         Operating and Administrative Expenses. Operating and administrative expenses increased 12.4% to $91.2 million, or 21.8% of sales, for the three months ended June 27, 1998 compared to $81.2 million, or 21.0% of sales, for the three months ended June 28, 1997. The primary components of the increase were higher depreciation, utilities, property taxes and payroll for operating supermarket facilities, combined with rent expense and other costs associated with unopened supermarket facilities purchased from Bruno's, Inc. ("Bruno's") in March 1998.

         Depreciation expense, utility costs and property taxes rose in connection with Ingles' expansion and renovation strategy. Payroll, as a percentage of sales, continued to increase over the prior year; however, the increase slowed significantly compared with the previous four quarters. Payroll comparisons continued to be affected by the hike in the minimum wage in September 1997 and labor costs relating to the increased sales in the higher margin, but labor intensive, perishable departments.

         Operating and administrative expenses in the 1998 three-month period included approximately $.9 million in rent expense and other associated costs related to the unopened portion of the 13 supermarket facilities purchased from Bruno's on March 11, 1998. During the March 1998 quarter, two of these supermarket facilities were leased to third party supermarket chains. Ingles leased two more supermarket facilities to a third party supermarket chain in May 1998 and opened two of the supermarket facilities during the June 1998 quarter. The Company expects to open three of the remaining locations in the fourth quarter. The Company has not yet finalized plans for the other four locations.

         Rental Income, Net. Rental income, net increased $.7 million to $2.1 million for the 1998 three-month period from $1.4 million for the 1997 three-month period. The increase resulted from higher gross rental income of $1.0 million, net of increased expenses of $.3 million, which resulted primarily from Ingles' purchases, during the March 1998 quarter, of two former Bruno's shopping centers and five shopping centers in which Ingles is a tenant.

         Other Income, Net. Other income, net rose $.1 million to $.6 million for the 1998 three-month period compared to $.5 million for the 1997 three-month period.

         Income Before Interest and Income Taxes. Income before interest and income taxes decreased $.3 million to $15.7 million, or 3.8% of sales, during the 1998 three-month period compared to $16.0 million, or 4.2% of sales, during the 1997 three-month period.

         Interest Expense. Interest expense increased $2.7 million to $10.7 million for the three months ended June 27, 1998 from $8.0 million for the three months ended June 28, 1997, primarily as a result of debt incurred to fund expansion and renovation.

         Income Taxes. Income tax expense as a percentage of pre-tax income declined to 37.0% in the 1998 three-month period compared to 38.5% in the fiscal 1997 three-month period, due primarily to the Work Opportunity Tax Credit and lower effective state income taxes.

         Net Income. Net income for the 1998 three-month period was $3.2 million, or .8% of sales, compared to $4.9 million, or 1.3% of sales, for the 1997 three-month period. Basic earnings per common share were $0.14 for the 1998 three-month period compared to $.23 for the 1997 three-month period. Diluted earnings per common were $.14 for the June 1998 three-month period versus $.22 in the 1997 three-month period.

COMPARISON OF THE NINE MONTH PERIOD ENDED JUNE 27, 1998 TO THE NINE MONTH PERIOD ENDED JUNE 28, 1997

         The following table sets forth certain income statement components expressed as a percentage of net sales for the nine month periods ended June 27, 1998 and June 28, 1997:

                                                         Nine Month Period Ended (1)
                                         --------------------------------------------------------
                                                JUNE 27, 1998               June 28, 1997
                                          ------------------------------------------------------
                                            AMOUNT     PERCENT OF         Amount      Percent of
                                          (THOUSANDS)     SALES         (thousands)      Sales
                                          -----------------------       ------------------------
         Results of Operations:
         Net sales                        $1,214,222      100.0%        $1,143,651      100.0 %
         Cost of goods sold                  915,433       75.4%           865,374       75.7 %
                                          ----------       ----         ----------       ----
         Gross profit                        298,789       24.6%           278,277       24.3 %
         Operating and
           administrative expenses           262,009       21.6%           234,919       20.5 %
         Rental income, net                    5,064        0.4%             4,119        0.4 %
                                          ----------       ----         ----------       ----
         Income from operations               41,844        3.4%            47,477        4.2 %
         Other income, net                     2,384        0.2%             1,550        0.1 %
                                          ----------       ----         ----------       ----
         Income before interest,
           income taxes and
           extraordinary item                 44,228        3.6%            49,027        4.3 %
         Interest expense                     29,406        2.4%            23,263        2.0 %
                                          ----------       ----         ----------       ----
         Income before income taxes
            and extraordinary item            14,822        1.2%            25,764        2.3 %
         Income taxes                          5,500        0.4%             9,900        0.9 %
                                          ----------       ----         ----------       ----
         Income before extraordinary
            item                               9,322        0.8%            15,864        1.4 %
         Extraordinary item(2)                    --         --%              (565)      (0.1)%
                                          ----------       ----         ----------       ----
         Net income                       $    9,322        0.8%        $   15,299        1.3 %
                                          ==========       ====         ==========       ====

         EBITDA(3)                        $   77,517        6.4%        $   77,395        6.8 %
                                          ==========       ====         ==========       ====

(1)      The nine month periods shown are each 39-week periods.

(2) The extraordinary item represents the early extinguishment of debt (net of income tax benefit) in connection with the redemption of all of Ingles' then outstanding Convertible Subordinated Debentures.

(3) EBITDA is defined as net earnings before interest, income taxes, depreciation, amortization and non-recurring and extraordinary items. EBITDA is a measure commonly used in the grocery industry and is presented to assist in understanding the Company's operating results. EBITDA is not intended to represent cash flow from operations as defined by generally accepted accounting principles ("GAAP") and should not be considered as an alternative to cash flow as a measure of liquidity or as an alternative to net earnings as an indicator of operating performance. EBITDA is included herein because management believes that certain investors find it to be a useful tool for measuring the Company's ability to service its debt. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

         Net Sales. Net sales for the nine months ended June 27, 1998 increased $70.6 million to $1.214 billion, up 6.2% over sales of $1.144 billion for the nine months ended June 28, 1997. Comparable store sales for the nine-month period were slightly positive. The Company opened eight new stores, replaced six stores, completed a major remodel to one store, and completed minor remodels to nine stores during the nine-month period in 1998.

         Gross Profit. Gross profit for the 1998 nine-month period increased 7.4% to $298.8 million, or 24.6% of sales, compared to $278.3 million, or 24.3% of sales, for the 1997 nine-month period. Higher perishable department sales and effective category management both contributed to the continued improvement, as in the three-month period.

         Operating and Administrative Expenses. Operating and administrative expenses for the nine months ended June 27, 1998 increased $27.1 million to $262.0 million, or 21.6% sales, compared to $234.9 million, or 20.5% of sales, for the nine months ended June 28, 1997. As in the three-month period, higher payroll, depreciation expense, property taxes, utilities and costs related to the former Bruno's locations were components of the increase, as well as elevated expenses for repairs and maintenance.

         Rental Income, Net. Rental income, net increased $.9 million to $5.0 million for the 1998 nine-month period compared to $4.1 million for the 1997 nine-month period. The improvement resulted from gross rental income increases of $1.5 million, net of operating cost increases of $.6 million.

         Other Income, Net. Other income, net increased $.8 million to $2.4 million for the 1998 nine-month period compared to $1.6 million for the 1997 nine-month period. Gains on the sales of assets totaling $1.5 million and $.8 million for the 1998 and 1997 nine-month periods, respectively, are included in other income, net.

         Income Before Interest, Income Taxes and Extraordinary Item. Income before interest, income taxes and the extraordinary item decreased $4.8 million to $44.2 million, or 3.6% of sales, during the 1998 nine-month period compared to $49.0 million, or 4.3% of sales, during the 1997 nine-month period.

         Interest Expense. Interest expense for the 1998 nine-month period increased $6.1 million to $29.4 million compared to $23.3 million for the 1997 nine-month period, mainly as a result of additional debt incurred to fund expansion and renovation. Capital expenditures for the 1998 nine-month period totaled $140.4 million.

         Income Taxes. Income tax expense as a percentage of pre-tax income declined to 37.1% in the 1998 nine-month period compared to 38.4% in the fiscal 1997 nine-month period, due primarily to the Work Opportunity Tax Credit and lower effective state income taxes.

         Net Income. Net income for the 1998 nine-month period was $9.3 million, or 0.8% of sales, compared to $15.3 million, or 1.3% of sales, for the 1997 nine-month period. Basic earnings per common share were $.42 for the 1998 nine-month period compared to $.74 for the 1997 nine-month period. Diluted earnings per common share were $.42 for the 1998 nine-month period compared to $.72 for the 1997 nine-month period.


LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY

         The Company generated $51.9 million of cash from operations during the nine-month period ended June 27, 1998. Depreciation and amortization expense totaled $33.3 million, inventory increased $8.8 million and accounts payable and accrued expenses increased $20.1 million.

         The increase in inventory at June 27, 1998 was primarily the result of additional retail square footage and heightened inventory levels to accommodate the upcoming Fourth of July holiday. The increase in accounts payable and accrued expenses resulted primarily from payables resulting from heightened inventory levels and timing differences in trade payables.

         Cash used by investing activities totaled $136.7 million. The primary use of this cash was the $140.4 million of capital expenditures during the period. (SEE "CAPITAL EXPENDITURES" BELOW.) Capital expenditures were partially offset by $3.7 million of proceeds from the sale of assets.

         Ingles' financing activities provided $84.9 million in cash for the nine-month period. Proceeds from long-term debt totaled $114.3 million, while payments on long-term debt were $43.0 million. Ingles used the proceeds of the long-term debt to reduce short-term borrowings outstanding under existing bank lines of credit. Ingles generally funds its capital expenditures from short-term lines of credit and later refinances with long-term debt. Ingles subsequently incurred additional short-term debt to pay for capital expenditures and for general corporate purposes. Proceeds from short-term borrowings, net were $20.0 million.

         Dividends paid totaled $10.3 million. Ingles has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock since December 1993. Ingles expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. Ingles pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of Ingles and other factors which the Board of Directors deems relevant.

CAPITAL EXPENDITURES

         Ingles believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and a broad selection of competitively priced products. Ingles has invested and will continue to invest significant amounts of capital toward the modernization of its store base. Ingles' modernization program includes the opening of new stores, the major remodeling of selected existing stores, the relocation of selected existing stores to larger, more convenient locations and the minor remodeling of its remaining existing stores.

         Capital expenditures totaled $140.4 million for the nine-month period ended June 27, 1998. Capital expenditures included the construction of six new stores, improvements to two former Bruno's stores, the replacement of six stores, a major remodel to one store and minor remodels of nine stores, all of which were completed during the nine-month period ended June 27, 1998. Also included, is the purchase of two shopping centers (including supermarket facilities), 11 leased supermarket facilities and all furniture, fixtures and equipment at each supermarket location from Bruno's, and the acquisition of nine unimproved store sites and five existing shopping centers in which Ingles was a tenant. Capital expenditures also include a portion of the expenditures with respect to improvements to three former Bruno's locations, one major renovation to an existing store and five minor remodels, all of which Ingles expects to open during the balance of fiscal year 1998.

         The investment in the former Bruno's stores is a departure from Ingles' usual plan of building stores from the ground up. Ingles viewed the acquisition as a good opportunity from both a grocery operation and real estate perspective. The stores are all in Ingles' current operating market. (SEE "COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 27, 1998 TO THE THREE MONTH PERIOD ENDED JUNE 28, 1997 - OPERATING EXPENSES".)

         Ingles also believes that each of the five shopping centers it acquired in which it was a tenant provided a good real estate investment. The acquisition allowed Ingles to decrease its occupancy costs, obtain flexibility for future store expansion, control its development and expansion of each property and benefit from the value created by operating shopping centers in smaller markets.

         Ingles capitalized on these growth opportunities that were available during the nine-month period ended June 27, 1998, which resulted in higher than normal capital expenditures. The Company is ahead of schedule in its expansion program and plans to moderate over the next couple of months, which will allow it to focus on two critical areas of its business: improving sales and controlling costs. The Company anticipates that its capital expenditures will aggregate approximately $150 million during fiscal 1998. Ingles expects to finance the remaining capital expenditures with internally generated funds and through short and long-term financing arrangements. Ingles' ability to execute its capital expenditure plans will depend, in part, on its ability to generate these funds and obtain external financing.

         The ability of the Company to implement its expansion and renovation program also depends, in part, upon identifying suitable sites and obtaining access to such sites on reasonable commercial terms. There can be no assurance that additional suitable locations will be available on reasonable commercial terms or at all. Furthermore, there can be no assurance that the level of sales and profit margins achieved by the Company with respect to its existing stores can be duplicated in any newly created or expanded stores. The success of the Company's expansion and renovation program is also dependent on attracting and retaining qualified personnel.

         The Company's expansion and renovation plans are continually reviewed and are subject to change. There can be no assurance that any such plans, if implemented, will be successful or will improve operating results. The Company's ability to continue to pursue these plans and achieve the desired benefits from these plans are subject to several factors including: the Company's ability to manage rapid expansion; the Company's ability to secure any necessary financing; the receipt of necessary zoning approvals; changes in regional and national economic conditions; changing demographics, changes in the laws and government regulations applicable to the Company; and competition.

FINANCIAL RESOURCES

         At June 27, 1998, Ingles had lines of credit with nine banks totaling $141.0 million; of this amount $12.0 million was unused. On June 29, 1998, the Company obtained a $38.0 million loan secured by real estate bearing a 7.5% interest rate with a ten-year term. The proceeds of the loan were used to repay balances outstanding under lines of credit. Ingles monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide Ingles with various interest rate options, generally at rates less than prime. Ingles is not required to maintain compensating balances in connection with these lines of credit. Ingles finances its expansion and renovation program primarily with cash provided from operations and from short-term borrowings under its credit facilities. Ingles typically replaces such short-term financing, as necessary, with long-term financing secured by equipment and real estate mortgages. As of June 27, 1998, Ingles had approximately $382 million outstanding in loans secured by real property and equipment and had unencumbered real property and equipment with a net book value of approximately $270 million.

         The Company's principal sources of liquidity are expected to be cash flows from operations, borrowing under its lines of credit and long-term financing. The Company believes, based on its current results of operations and financial condition, that the financial resources available, including bank lines of credit, long-term financing and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such source of financing will be available to the Company on acceptable terms, or at all. A decline in Ingles' sales, Ingles' failure to achieve expected financial results, or a failure of Ingles' expansion and renovation program to meet management's expectations, or any combination of these or similar factors, may have a material adverse effect on Ingles' business, financial conditions or results of operations and on its renovation and expansion strategy.

LEGAL PROCEEDINGS

         Ingles is a defendant in a lawsuit filed by four employees alleging gender discrimination. The plaintiffs are seeking to have the lawsuit certified as a class action so that the claims being asserted can be asserted on behalf of other past, current and future female Ingles employees. This lawsuit had not been certified as a class action as of August 10, 1998. The action seeks injunctive and declaratory relief, along with unspecified monetary damages. Management believes that this case is without merit and intends to vigorously defend itself. While the ultimate results of this litigation are unknown and cannot presently be determined, management believes, based upon present information that the resolution of these proceedings will not have a material adverse effect on the Company.

         Various other legal proceedings and claims arising in the ordinary course of business are pending against Ingles. In the opinion of management, the ultimate liability, if any, from these other pending legal proceedings and claims will not have a material adverse effect on the Company.

INSURANCE

         Ingles maintains general liability, automobile and excess liability coverages. Ingles carries $10 million liability insurance coverage on one aircraft and $5 million liability insurance coverage on the other aircraft used in its business. Ingles carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

         The Company is self-insured for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported, with a maximum per occurrence of $350,000 for workers' compensation and up to a maximum of $150,000 per covered person for medical care benefits for a policy year. Ingles is insured for covered costs in excess of these limits.

IMPACT OF INFLATION

         Inflation in food prices during fiscal year 1997 and thus far in fiscal 1998 continued to be lower than the overall increase in the Consumer Price Index. One of Ingles' other significant costs is labor, which tends to increase with inflation, but also may be impacted by other factors. Ingles seeks to minimize the impact of cost inflation through improved operating efficiencies and, to the extent possible, through improved gross margins.

SEASONALITY

         Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

YEAR 2000

         The Company is evaluating the extent to which its computer operating systems will be disrupted upon the turn of the century as a result of the widely-known dating system flaw inherent in many operating systems and software applications (the "Year 2000 Issue"). The Company has assessed key financial, informational and operational systems and is modifying its existing computer software applications and installing new software and hardware to address the Year 2000 Issue. While the Company believes that new and modified software and new hardware will address the Year 2000 issue, there can be no assurance that existing software can be modified or that new software and hardware will be installed in time to remedy the Year 2000 Issue, that the Company's computer operating systems will not be disrupted upon the turn of the century or that such modifications will not require unanticipated expenditures. Furthermore, any such disruption, whether caused by the Company's systems or those of any of its suppliers or customers, could have a material adverse effect on the Company.

FORWARD LOOKING STATEMENTS

         Certain statements, estimates, predictions and projections under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION" constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are prospective, involving risks and uncertainties. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect the Company's current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. These statements are based upon a number of assumptions and estimates which are inherently subject to significant uncertainties and contingencies, many of which are beyond the control of the Company, and reflect future business decisions which are subject to change. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company's results. Some important factors (but not necessarily all factors) that could affect the Company's revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the following: the ability of the Company to successfully implement its expansion and operating strategies; the Company's ability to manage rapid expansion; acquisitions and other opportunities that the Company may pursue; changes in the availability of debt or equity capital and increases in borrowing costs or interest rates; increased labor costs; issues arising from addressing year 2000 computer issues; changes in regional and national business and economic conditions, including the rate of inflation; adverse climatic conditions affecting food production and delivery; changing demographics; changes in the laws and government regulations applicable to the Company; increased competition; and the other matters referred to herein. Factors that could cause actual results to differ are discussed throughout this Form 10-Q, Ingles' 1997 Annual Report on Form 10-K and Ingles' Quarterly Reports on Form 10-Q for the periods ended March 28, 1998 and December 27, 1997. Ingles undertakes no obligation to publicly release any revisions to any forward-looking statements contained herein to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 27.1 - Financial Data Schedule for the period ended June 27, 1998 (for SEC purposes only)

         Exhibit 27.2 - Financial Data Schedule for the period ended June 28, 1997 (for SEC purposes only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended June 27, 1998.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    INGLES MARKETS, INCORPORATED

Date: August 10, 1998               /s/ Robert P. Ingle
                                    --------------------------------------------
                                    Robert P. Ingle
                                    Chairman of the Board and
                                    Chief Executive Officer


Date: August 10, 1998               /s/ Brenda S. Tudor
                                    --------------------------------------------
                                    Brenda S. Tudor
                                    Vice President-Finance and
                                    Chief Financial Officer