Form 10-K
period 1998-09-26
INGLES MARKETS INC
filed 1998-12-21
CIK 50493

                                                                     FACING PAGE
                                                                     Page 1 of 2

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                   to                    .
                              -------------------  --------------------

Commission File Number 0-14706
                       -------

                          INGLES MARKETS, INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                            56-0846267
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 6676, Asheville, NC              28816
----------------------------------------  -------------------------------------
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number,
including area code:                      (828) 669-2941
                                          -------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange on
         Title of each class                         which registered
---------------------------------------           -----------------------------

                 None                                      None
---------------------------------------           -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $0.05 par value
                      Class B Common Stock, $0.05 par value
              Convertible Subordinated Debentures due October 2008
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .
                                             --    --

Exhibit Index is Located on pages 52 - 53
                                  --   --

                                                                     FACING PAGE
                                                                     Page 2 of 2

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of December 11, 1998, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market's National Market on December 11, 1998, was approximately $111.0 million.

         As of December 11, 1998, the registrant has 9,594,641 shares of Class A Common Stock outstanding and 12,778,098 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 16, 1999, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company") , a leading supermarket chain in the Southeast, operates 207 supermarkets in Georgia (84), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama
(1). The Company's strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company's new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today's shoppers. Design features of the Company's modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a "one-stop" shopping experience. To expand and modernize its store base, Ingles has invested in excess of $500 million over the past five years to update its existing stores and build new stores.

The Company's stores are located within 250 miles of the Company owned 760,000 square foot warehouse and distribution center from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The close proximity of the Company's purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items. To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 90% of the milk products sold by the Company's supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 60% of its products to other retailers, food service distributors and grocery warehouses in eight states.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 80 shopping centers, 73 of which contain an Ingles supermarket, and owns 56 additional properties that contain a free-standing Ingles store. The Company also owns 13 undeveloped sites suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 26, 1998, Mr. Ingle retains approximately 87% of the combined voting power and 54% of the total number of shares of the Company's outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates in two lines of business: retail grocery and food sales (principally retail sales) and shopping center rentals. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):


                                                                      Fiscal Year Ended September
                                       --------------------------------------------------------------------------------------
                                                 1998                             1997                          1996
                                       -------------------------      ---------------------------    ------------------------
  Revenues from
   unaffiliated customers:
  Grocery and food sales               $ 1,647.1          99.2 %      $   1,536.0           99.3%    $  1,472.6          99.4%
  Shopping center rentals                   12.8            .8 %             10.2             .7%           9.6            .6%
                                       ---------      --------        -----------      ---------     ----------      --------
                                       $ 1,659.9         100.0 %      $   1,546.2          100.0%    $  1,482.2         100.0%
                                       =========      ========        ===========      =========     ==========      ========
  Income from operations:
  Grocery and food sales(1)            $    37.0          83.7 %      $      56.8           91.5%    $     54.4          91.4%
  Shopping center rentals                    7.2          16.3 %              5.3            8.5%           5.1           8.6%
                                       ---------      --------        -----------      ---------     ----------      --------
                                            44.2         100.0 %             62.1          100.0%          59.5         100.0%
                                                      ========                         =========                     ========
  Other income, net                          2.4                              2.3                           3.1
  Interest expense                          40.1                             31.3                          29.0
                                       ---------                      -----------                    ----------
  Income before income
    taxes and extraordinary
    item                               $     6.5                      $      33.1                    $     33.6
                                       =========                      ===========                    ==========


(1) Income from operations in the grocery and food sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement in principle of $14.6 million.

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities where management believes the market may be underserved by existing stores.

At September 26, 1998, the Company operated 204 supermarkets under the name "Ingles", two supermarkets under the name "Best Food" and one supermarket under the name "Sav-Mor" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" and "Sav-Mor" store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.


                                                Number of Supermarkets                          Percentage of Total
                                                      at Fiscal                                 Net Sales for Fiscal
                                                 Year Ended September                           Year Ended September
                                      -------------------------------------------     ------------------------------------
                                            1998          1997           1996              1998        1997         1996
                                      ------------- -------------  --------------     ------------ ------------ ----------
North Carolina                               63            63             59                35%         36%          35%
South Carolina                               32            31             28                14%         14%          14%
Georgia                                      84            77             76                38%         37%          38%
Tennessee                                    24            23             21                11%         12%          11%
Virginia                                      3             3              3                 1%          1%           2%
Alabama                                       1             1              1                 1%          0%           0%
                                     ----------    ----------     ----------          --------     -------      -------
                                            207           198            188               100%        100%         100%
                                     ==========    ==========     ==========          ========     =======      =======

The Company believes that today's supermarket customers are focused on convenience and value. As a result, the Company's "one-stop" shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company's modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company's distinctive service oriented image.

Selected statistics on the Company's supermarket operations are presented below:


                                                                     Fiscal Year Ended September
                                             --------------------------------------------------------------------------
                                                 1998           1997           1996         1995(1)          1994
                                             -------------- -------------- -------------- -------------- --------------
Weighted Average Sales
    Per Store (000's)                        $   7,840      $   7,716      $   7,710      $   7,445      $   6,930
Total Square Feet at
    End of Year (000's)                          8,287          7,506          6,746          6,217          5,575
Average Total Square
    Feet per Store                              40,038         37,912         35,886         34,160         31,859
Average Square Feet of
    Selling Space per Store (2)                 28,026         26,538         25,120         23,912         22,301


(1) Fiscal 1995 was a 53 week year.
(2) Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company's merchandising strategy is designed to create a "one-stop" shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company's stores carry broad selections of quality meats, produce and other perishables. The Company's full-service meat departments are generally designed so that customers can see Ingles' employees at work and so that its butchers are readily accessible to its customers. Many of the Company's stores offer a wide selection of fresh fish and seafood. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company currently carries two private label lines: "Laura Lynn," its primary line named after the founders' daughter, and "Ingles Best." Ingles' private labels cover a broad range of products throughout the store, such as milk, bread, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers' cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. The Company uses numerous visible and subtle means to communicate its commitment to community involvement. The Company sponsors numerous high profile events such as the Ingles Food Show and the Baby Expo, as well as local and nationally recognized sporting events. The Company raises funds for charity, provides equipment for education and works closely with civic and government leaders on projects of local importance.

Purchasing and Distribution

The Company supplies approximately 66% of its supermarkets' inventory requirements from its modern 760,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

The Company's centrally managed purchasing and distribution operations provide several advantages, including the ability to negotiate and reduce the cost of merchandise, decrease overhead costs and better manage its inventory at both the warehouse and store level. From time to time, the Company engages in forward purchasing arrangements on high turnover inventory items in order to take advantage of special prices offered by manufacturers for limited periods. The Company's ability to take advantage of forward purchasing is limited by several factors including carrying costs and warehouse space.

Approximately 14% of the Company's other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. ("MDI"), a wholesale grocery distributor with which the Company has had a continuing relationship for the last thirty years. Purchases from MDI were approximately $181 million in 1998, $159 million in 1997 and $168 million in 1996. The Company believes that alternative sources of supply are readily available from other third parties. This distributor owned approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 26, 1998.

The remaining 20% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company's stores by a fleet of 106 tractors and 418 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers' shopping experience and aims to develop one of the most modern supermarket chains in the industry. The modernization of the Company's store base involves (i) the construction of new prototype stores, (ii) the replacement or complete remodeling and expansion of existing stores and
(iii) minor remodels of existing stores. The Company's goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality conscious consumers.

The Company is focused primarily on developing owned stores rather than leased stores. Management believes that owning stores rather than leasing them provides the Company with lower all-in occupancy costs and the flexibility over the long-term to expand its stores further, if needed. The construction of new stores is closely monitored and controlled by the Company. The Company hires independent contractors to construct its supermarkets from its prototype designs.

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its "quality image" merchandising strategy. The Company decides to complete a major remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A major remodel and expansion provides the quality of facilities and product offerings identical to that of a new prototype store, capitalizing upon existing customers. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location and is more economical.

The Company completes minor remodels in existing stores that management believes provide ample size and facilities to support the local customer base but require merchandising and operational improvements while making cosmetic changes to give the store a new look and feel. Minor remodels generally include repainting, remodeling and upgrading of the lighting throughout the store. Additionally, the Company refurbishes existing equipment and adds selected new equipment in the remodeling process. As part of a minor remodel, the Company remerchandises the store including the broadening of product and service offerings.

When the Company remodels, expands or relocates an existing store, it uses that opportunity to retrain the employees of that store and reemphasize customer service.

The following table sets forth, for the periods indicated, the Company's new store development and store remodeling activities and the effect this program has had on the average size of its stores.


                                                -------------- -------------- -------------- ------------- -------------
                                                      1998           1997          1996           1995          1994
                                                -------------- -------------- -------------- ------------- -------------
Number of Stores:
    Opened                                              11             11             7              7             7
    Closed stores (1)                                    2              1             1              -             2
    Major remodels and
      replacements                                       9              5             7             18             4
    Minor remodels                                      10             16            12              -             -
    Stores open at end of period                       207            198           188            182           175
Size of Stores:
    Less than 30,000 sq. ft.                            35             39            44             47            58
    30,000 up to 42,000 sq. ft.                         74             80            82             87            92
    42,001 up to 52,000 sq. ft.                         40             37            36             36            24
    Greater than 52,000 sq. ft.                         58             42            26             12             1
    Average store size (sq. ft.)                    40,038         37,912        35,886         34,160        31,859

(1) Excludes new stores opened to replace existing stores.

The Company has historically expanded its store base by acquiring or leasing supermarket sites and constructing stores to its specifications. From time to time, however, the Company may consider the acquisition of existing supermarkets as such opportunities become available. On March 11, 1998, the Company acquired from the supermarket chain, Bruno's, Inc. ("Bruno's"), two shopping centers (including two supermarket facilities), 11 leased supermarket facilities (including one ground lease) and furniture, fixtures and equipment at each supermarket. All locations are within the Company's current market in the state of Georgia. The Company has opened five of the stores as Ingles supermarkets and leased five of the stores to other supermarket chains. One of the remaining three stores is scheduled to open as an Ingles supermarket in the first quarter of fiscal 1999. The plans for the other two locations are not yet finalized.

The Company's ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company's expansion, remodeling and replacement plans are continually reviewed and are subject to change. See the "Liquidity and Capital Resources" section included in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's capital expenditures.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's principal competitors (in alphabetical order) are BI-LO, Inc., Food Lion, Inc., The Kroger Co., Publix Super Markets, Inc. and Winn-Dixie Stores, Inc. The Company also competes with national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and supercenters. Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition. An overall lack of inflation in food prices and increasingly competitive markets have made it difficult for the Company and other grocery store operators to achieve comparable store sales gains. The Company's management monitors competitive activity and regularly reviews the Company's marketing and business strategies and periodically adjusts them as management deems appropriate in light of existing conditions to adapt to changes in the Company's region. The Company's ability to remain competitive in its markets will depend in part on its ability to pursue its expansion and renovation programs in response to remodelings and new store openings by its competitors.

Employees and Labor Relations

At September 26, 1998, the Company had approximately 13,000 employees, of which 96% are supermarket personnel. Approximately 57% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

The Company recently has reached a settlement in principle in a lawsuit alleging gender discrimination. See "Item 3. Legal Proceedings" for additional information.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own "Laura Lynn" private label trademark and the "Ingles" service mark. Each mark is federally registered and renewed when required. In addition, the Company uses the "Sealtest" and "Pet" trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

Item 2.  PROPERTIES

Owned Properties.

The Company owns and operates 80 shopping centers, 73 of which contain an Ingles supermarket, and owns 56 additional properties that contain a free-standing Ingles store. The Company also owns 13 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The shopping centers owned by the Company contain an aggregate of 5.9 million square feet of leasable space, of which 2.9 million square feet is used by the Company's supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:


         SIZE                                                             NUMBER
         ----                                                             ------
         Less than 50,000 square feet                                        26
         50,000 - 100,000 square feet                                        36
         More than 100,000 square feet                                       18
                                                                             --
            Total                                                            80
                                                                             ==


The Company owns an 810,000 square foot facility which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 78 acres of land on which it is situated. The facility includes the Company's headquarters and its 760,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities.

The Company's milk processing and packaging subsidiary, Milkco, Inc., owns an 83,800 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 10.8 acre property includes truck servicing and fuel storage facilities.

Leased Properties.

The Company operates supermarkets at 78 leased locations from various unaffiliated third parties. The Company also holds ten leased supermarket facilities in which it is not currently operating, three of which are former Bruno's locations. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates generally range from $2.00 to $6.50 per square foot. During fiscal years 1998, 1997 and 1996, the Company paid a total of $14.7 million, $11.5 million and $11.7 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 26, 1998, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company:


           Year of Expiration                                         Number of Stores
           (Including Renewal Terms)                               With Leases Expiring
           -------------------------                              ----------------------
           1999-2019                                                          10
           2020-2039                                                          14
           2040 or after                                                      64

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.  LEGAL PROCEEDINGS

The Company has been involved in a lawsuit, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998 by four employees alleging gender discrimination on behalf of past, present and future female Ingles employees. On November 12, 1998, a settlement in principle was reached which includes all material elements of a final settlement. Ingles continues to deny the material allegations contained in the complaint. As a result of the agreement, which will include a stipulation that the case should be treated as a class action for settlement purposes only, Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys will be made over a three-year period. In addition, Ingles has agreed to establish or enhance certain human resource programs.

Various other legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company's financial position or the results of its operations.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of his shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 11, 1998, there were approximately 1,203 holders of record of the Company's Class A Common Stock (approximately 6,400 beneficial holders) and 253 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


      1998 Fiscal Year                                                            High                         Low
      ----------------                                                            ----                         ---
      First Quarter (ended December 27, 1997)                                   $14-3/4                      $12-3/4
      Second Quarter (ended March 28, 1998)                                     $14-1/2                      $12-5/16
      Third Quarter (ended June 27, 1998)                                       $13-5/8                      $11-5/8
      Fourth Quarter (ended September 26, 1998)                                 $14-1/2                      $10-3/4


      1997 Fiscal Year
      ----------------
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
      Third Quarter (ended June 28, 1997)                                       $16-1/4                      $13-1/2
      Fourth Quarter (ended September 27, 1997)                                 $16-7/8                      $12-5/8


On December 11, 1998, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $11-7/16 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past nineteen fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 1998 and fiscal 1997 the Company paid quarterly dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See
Note 6 to the Consolidated Financial Statements of this report on Form 10-K).

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


Selected Income Statement Data for the Year Ended September
(in thousands except per share amounts)
---------------------------------------

                                        1998                1997                1996                1995                1994
                                  ----------------    ----------------    ----------------     ----------------    ---------------
Net Sales                         $   1,647,152       $   1,535,976        $  1,472,578        $  1,385,127        $   1,233,497
Gross Profit                            408,681             376,790             345,648             317,239              275,062
Income Before
   Cumulative Effect of
   Change in Accounting
   Principle and
   Extraordinary Item (1)                 4,163              20,463              20,731              17,023               16,572
Diluted Earnings per
   Common Share Before
   Cumulative Effect of
   Change in Accounting
   Principle and
   Extraordinary Item (1)                   .19                 .95                1.04                 .88                  .86
Cash Dividends per
   Common Share
Class A                                     .66                 .66                 .66                 .66                .5775
Class B                                     .60                 .60                 .60                 .60                .5250


Selected Balance Sheet Data at September
(in thousands)
--------------
                                        1998                1997                1996                1995                1994
                                  ---------------     ---------------     ---------------      --------------      --------------
Current Assets                    $      196,039      $      188,408       $     169,915       $     155,828       $     141,500
Property and Equipment,
   net                                   661,772             606,363             530,228             450,541             359,670
Total Assets                             862,787             802,583             707,965             611,827             506,593
Current Liabilities,
   including Current
   Portion of Long-Term
     Debt                                176,968             158,124             161,409             135,019             115,938
Long-Term Liabilities,
   net of Current Portion                442,648             395,042             349,511             292,765             214,057
Stockholders' Equity                     218,236             222,982             175,010             163,816             157,972

(1) During fiscal 1998, the Company recorded a non-recurring charge relating to a litigation settlement in principle of $14.6 million, or ($.41) per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 207 supermarkets in Georgia (84), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

Over the last several years, the Company has been engaged in expanding and modernizing its store base. The Company believes that these capital expenditures are necessary to compete effectively in the highly competitive supermarket industry.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 26, 1998, September 27, 1997 and September 28, 1996 all include 52 weeks of operations. Comparable store sales is defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:


                                                                               Fiscal Years Ended
                                                       -----------------------------------------------------------------
                                                            September 26,         September 27,         September 28,
                                                                1998                  1997                   1996
                                                       ---------------------- ---------------------- -------------------
     Net sales                                                 100.0%                100.0%                 100.0%
     Gross profit                                               24.8                  24.5                   23.5
     Operating and administrative
       expenses                                                 21.7                  20.8                   19.8
     Rental income, net                                          0.4                   0.3                    0.3
     Non-recurring charge                                        0.9                     -                      -
     Other income, net                                           0.2                   0.1                    0.2
     Income before interest,
       income taxes and
       extraordinary item                                        2.8                   4.1                    4.2
     Interest expense                                            2.4                   2.0                    1.9
     Income before income taxes
       and extraordinary item                                    0.4                   2.1                    2.3
     Income taxes                                                0.1                   0.8                    0.9
     Income before extraordinary item                            0.3                   1.3                    1.4
     EBITDA (1)                                                  6.5                   6.7                    6.5


     --------------------------------------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are operated. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.



FISCAL YEAR ENDED SEPTEMBER 26, 1998 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 27, 1997

Net Sales.

Fiscal 1998 was the 34th consecutive year the Company achieved an increase in net sales. Net sales for the fiscal year ended September 26, 1998 were $1.647 billion compared to $1.536 billion for the fiscal year ended September 27, 1997. The 7.2% increase in net sales for the period was fueled by the Company's opening of 11 new stores, replacement of six older stores and the completion of three major remodels and ten minor remodels during fiscal year 1998. Comparable store sales for the year increased 1.1%. Improving comparable store sales during the year were illustrated in the fourth quarter of fiscal 1998 by strong comparable store sales growth of 3.8% compared to the fourth quarter of fiscal 1997. Sales growth overall continues to be impeded somewhat by low food price inflation.

Perishable department sales experienced the largest percentage growth due to the increased perishable space available in the newer larger stores. Effective merchandising and marketing techniques in all departments improved sales overall. In fiscal 1998, Ingles began a marketing campaign, "Register Tapes for Education", that rewarded schools with educational supplies and equipment for collecting Ingles register tapes. Customer response to the program has been positive and the program will be continued in fiscal 1999.

Gross Profit.

Gross profit for the fiscal year ended September 26, 1998 increased 8.5% to $408.7 million, or 24.8% of sales, compared to $376.8 million, or 24.5% of sales, for the fiscal year ended September 27, 1997. Increased sales in the higher margin perishable departments were the driving force of the increase. The expansion of perishable departments and a wider selection in the grocery departments is part of the Company's ongoing modernization strategy. Improved private label sales, as well as effective category management initiatives, also contributed to the gross profit improvement.

Operating and Administrative Expenses.

Operating and administrative expenses increased 11.6% to $357.1 million for the year ended September 26, 1998, or 21.7 % of sales, from $320.0 million, or 20.8% of sales, for the year ended September 27, 1997. Higher payroll, depreciation and other operating costs related to the new, larger store format and rent expense and other associated costs for the portion of time that 13 supermarket facilities purchased from Bruno's, Inc. ("Bruno's") were unoccupied contributed to the increase. Warehousing and transportation expenses, as a percentage of sales, declined due to efficiencies related to increased store sales, as well as decreases in diesel fuel costs.

The cost of labor at the store level grew due to both the restructuring of the store wage scale in April 1997 and the increase in the minimum wage in September 1997. Low unemployment rates in many of the Company's operating areas increased competition for employees. The Company adjusted its wage scale in order to attract and retain competent personnel. Labor intensive perishable departments in the new larger stores also increased labor costs, as a percentage of sales.

The Company's expansion and modernization of its store base resulted in increases in depreciation and amortization expense, utilities and property taxes as larger, more capital intensive stores were constructed.

On March 11, 1998, Ingles acquired two shopping centers (including supermarket facilities), 11 leased supermarket facilities and all furniture, fixtures and equipment at each supermarket location from Bruno's, a supermarket chain. Between March 11, 1998 and September 26, 1998, Ingles opened five of the stores as Ingles supermarkets and leased five of the stores to other supermarket chains. One of the stores is scheduled to open as an Ingles supermarket in the first quarter of fiscal 1999. The plans for the other two locations are not yet finalized.

Rental Income, Net.

Rental income, net increased to $7.2 million for the 1998 year from $5.3 million for the 1997 year. The improvement consists of gross rental income increases of $2.6 million, net of operating cost increases of $.7 million. The rise in gross rental income was due in part to the purchase of seven shopping centers in fiscal 1998, including the two former Bruno's centers.

Non-recurring Charge.

The non-recurring charge in fiscal 1998 resulted from a settlement in principle that has been reached with the plaintiffs in a lawsuit, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998. The settlement in principle includes all material elements of a final settlement. Four employees alleging gender discrimination on behalf of past, current and future female Ingles employees filed the lawsuit. Ingles continues to deny the material allegations contained in the complaint. As a result of the agreement, which will include a stipulation that the case should be treated as a class action for settlement purposes only, Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys will be made over a three-year period. In addition, Ingles has agreed to establish or enhance certain human resource programs. Management does not believe that settlement of this lawsuit will have a material adverse impact on the future earnings of the Company.

Other Income, Net.

Other income, net increased $.1 million to $2.4 million for the year ended September 26, 1998 from $2.3 million for the year ended September 27, 1997. Other income, net includes $1.2 million in gains on the sale of assets for the year ended September 26, 1998 and $.8 million in gains on the sale of assets for the year ended September 27, 1997.

Income Before Interest, Income Taxes and Extraordinary Item.

Income before interest, income taxes and the extraordinary item decreased $17.8 million to $46.6 million, or 2.8% of sales, during the 1998 year compared to $64.4 million, or 4.1% of sales during the 1997 year. The non-recurring charge in 1998 accounted for $14.6 million of the decrease.

Interest Expense.

Interest expense increased $8.8 million to $40.1 million for the year ended September 26, 1998 from $31.3 million for the year ended September 27, 1997 mainly as a result of additional debt incurred to fund expansion and renovation. Capital expenditures for the 1998 year totaled $155.9 million. The Company has incurred additional costs in its ongoing effort to open new stores and modernize its existing store base. Retail square footage increased 10.4% to 8.3 million square feet in 1998 from 7.5 million square feet in 1997.

Income Taxes.

Income tax expense as a percentage of pre-tax income declined to 35.6% in the 1998 year compared to 38.1% in fiscal 1997, due primarily to the Work Opportunity Tax Credit and lower state income taxes.

Net Income.

Net income for the 1998 fiscal year was $4.2 million, or .3% of sales, compared to $19.9 million, or 1.3% of sales, for the 1997 fiscal year. Basic earnings per common share were $.19 for the 1998 year compared to $.95 for the 1997 year. Diluted earnings per common share were $.19 per share for the 1998 year compared to $.92 per share for the 1997 year. Earnings per share amounts have been restated to conform to SFAS 128.

FISCAL YEAR ENDED SEPTEMBER 27, 1997 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 28, 1996

Net Sales.

Net sales for the year ended September 27, 1997 increased $63.4 million, to $1.536 billion, up 4.3% over sales of $1.473 billion in fiscal 1996. Comparable store sales decreased 1.5%. Sales were affected by increased competition and low food price inflation.

In fiscal 1997, the Company opened 11 new stores, replaced five existing stores, closed one older store and performed minor remodels at 16 existing store locations. In fiscal 1996, the Company opened seven new stores, replaced five older stores, closed one older store, completed major remodels and expansions of two existing stores and performed minor remodels at 12 existing store locations.

Gross Profit.

Gross profit for fiscal 1997 increased 9.0% to $376.8 million, or 24.5% of sales, compared with $345.6 million, or 23.5% of sales, in fiscal 1996. A larger percentage of sales came from higher margin perishable departments, increasing gross profit overall. Grocery gross profit, as a percentage of sales, improved because of aggressive purchasing, pricing and merchandising programs, a well-executed promotional strategy, better product mix and strong private label sales. Meat, produce, frozen food and bakery gross profit, as a percentage of sales, improved due to aggressive purchasing, pricing and merchandising programs.

Operating and Administrative Expenses.

Operating and administrative expenses increased $28.7 million to $320.0 million, or 20.8% of sales, in fiscal 1997 from $291.3 million, or 19.8% of sales, in fiscal 1996. The cost of labor at store level, depreciation and amortization expense, taxes and licenses and repairs and maintenance, as a percentage of sales, increased. The cost of labor at store level grew primarily due to the restructuring of the store wage scale in April 1997. Depreciation and amortization expense increased as a result of the Company's ongoing expansion and renovation program. Repairs and maintenance costs rose due to increases in refrigeration repairs, sanitation and common area maintenance.

Rental Income, Net.

Rental income, net increased to $5.3 million in fiscal 1997 from $5.1 million in fiscal 1996. The increase was due to an increase in gross rental income, $0.6 million, net of increased expense, $0.4 million, associated with the remodeling and operation of shopping centers.

Other Income, Net.

Other income, net decreased $0.8 million to $2.3 million in fiscal 1997 from $3.1 million in fiscal 1996. Other income, net for fiscal 1996 included gains of $2.4 million on the sale of seven outparcels of land located adjacent to shopping centers owned by the Company; while other income, net for fiscal 1997 included gains of $0.8 million on the sale of three outparcels.

Income Before Interest, Income Taxes and Extraordinary Item.

Income before interest, income taxes and the extraordinary item increased $1.8 million to $64.4 million, or 4.2% of sales in fiscal 1997 compared to $62.6 million, or 4.3% of sales, in fiscal 1996.

Interest Expense.

Interest expense increased by $2.3 million to $31.3 million in fiscal 1997 from $29.0 million in fiscal 1996. The increase was principally due to greater borrowings to fund the Company's aggressive capital expenditure program, net of a reduction in expense of $0.6 million resulting from the conversion of the Company's Convertible Subordinated Debentures.

Income Taxes.

The provision for income taxes yielded an effective tax rate of 38.1% in fiscal 1997 compared to 38.4% in fiscal 1996.

Extraordinary Item.

On January 20, 1997, the Company redeemed $.8 million of its outstanding Convertible Subordinated Debentures (the "Debentures") at 101.8% of face value. In connection with the redemption, the holders of the remaining $36.7 million of the Debentures converted their Debentures into approximately 3.3 million shares of Class A Common Stock at $11.10 per share. The write-off of unamortized loan costs and redemption premium related to the converted Debentures totaled $565,275 (net of the income tax benefit of $350,000).

Net Income.

Net income for fiscal 1997 was $19.9 million, or 1.3% of sales, compared to $20.7 million, or 1.4% of sales, in fiscal 1996. Basic earnings per common share were $0.95 in fiscal 1997 versus $1.15 in fiscal 1996; diluted earnings per common share were $0.92 in fiscal 1997 versus $1.04 in fiscal 1996. Earnings per share amounts have been restated to conform to SFAS 128.


LIQUIDITY AND CAPITAL RESOURCES

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and a broad selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company's modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, the relocation of selected existing stores to larger, more convenient locations and the completion of minor remodeling of its remaining existing stores.

Capital expenditures totaled $155.9 million for the fiscal year ended September 26, 1998, including the development and opening of 11 new stores, the replacement of six older stores, major remodels of three stores and minor remodels at ten stores. Capital expenditures also included the purchase of two shopping centers (including supermarket facilities), 11 leased supermarket facilities and related furniture, fixtures and equipment from Bruno's and the acquisition of five other shopping centers in which the Company was a tenant. Also included are the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

The investment in the former Bruno's stores is a departure from the Company's usual plan of building stores from the ground up. The Company viewed the acquisition as an attractive opportunity from both a real estate and a grocery operation perspective. The stores are all in the Company's current operating market. As mentioned above, the Company leased five of the supermarket locations to other supermarket chains and is currently operating or plans to operate at least six of the other stores as Ingles supermarkets. Plans are not yet finalized for the remaining two facilities.

The Company plans to moderate its growth somewhat in 1999 and concentrate on improving existing operations through modernized facilities and technology. Ingles capital expenditure plans in 1999 include investments of approximately $75 million. The Company plans to open two new stores, including the former Bruno's store, replace six existing stores and perform minor remodels of twenty stores. Expenditures will also include investments in stores expected to open in fiscal 2000 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

The Company generated $71.4 million of cash from operations in 1998 compared with $37.0 million in 1997. Increases in accounts payable and accrued expenses, resulting primarily from timing differences in trade payables, principally contributed to the increase.

Cash used by investing activities totaled $152.0 million. The primary use of this cash was the $155.9 million of capital expenditures during the period, which were partially offset by $3.9 million of proceeds from the sale of assets.

During 1998, the Company's financing activities provided $74.3 million in cash. Proceeds from long-term debt totaled $141.1 million, while payments on long-term debt were $97.6 million. At the end of the fourth quarter, the Company completed an equipment sale/leaseback transaction that netted proceeds of $50.7 million. The proceeds were used to reduce secured long-term debt by $31.8 million (included in the $97.6 million above) and unsecured lines of credit by $18.9 million. Payments on short-term borrowings, net during fiscal 1998 were $10.0 million.

At September 26, 1998, the Company had lines of credit with eight banks totaling $135.0 million; of this amount $55.0 million was unused. The $80.0 million outstanding under lines of credit at September 26, 1998 mature in fiscal year 2000, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company finances its expansion and renovation program primarily with cash provided from operations and from borrowings under its credit facilities. The Company typically replaces such financing, as necessary, with long-term financing secured by equipment and real estate. As of September 26, 1998, the Company had unencumbered real property and equipment with a net book value of approximately $225 million.

The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such source of financing will be available to the Company on acceptable terms, or at all. In addition, it is possible that, in the future, the Company's results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. It is also possible, for such reasons, that the results of operations from new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $18.2 million at September 26, 1998.

Self-Insurance

The Company is self-insured for workers' compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company carries casualty insurance only on those properties where it is required to do so. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Impact of Inflation

Inflation in food prices during fiscal 1998, 1997 and 1996 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

Seasonality

Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

Impact of SFAS 128

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was adopted by the Company and reflected in its financial statements for the periods ending on or after December 27, 1997. At that time, the Company was required to change the method it previously used to compute earnings per share and to restate all prior periods. All earnings per share amounts in this report have been restated to conform to SFAS 128.

Year 2000

The Company began assessing key financial, informational and operational systems in 1996 to address the Year 2000 issue created because of date comparisons on some computers and computer programs. Ingles is modifying its existing computer software applications and installing new software and hardware to address this issue. Ingles has made assessments from both a corporate level and the store level and has appointed a project leader at both levels.

Ingles began making changes to non-compliant corporate programs in 1996 and expects to complete the process by December 31, 1998, with testing scheduled to be completed in early 1999. Costs of testing and upgrading at the corporate level are immaterial and are expensed as incurred. As a part of an overall technological upgrade at the store level to provide new and expanded functionality, Ingles will be replacing equipment and software in its stores throughout 1999. The new store equipment will be Year 2000 compliant. The estimated cost of the new technology of approximately $8 million will be capitalized as incurred and is included in the capital budget for fiscal 1999. In addition to replacing store technology, other expenditures will be required to make remaining hardware and software Year 2000 compliant. These expenditures, which the Company estimates will be approximately $1 million, will be expensed as incurred. Ingles anticipates that the store level technology upgrades will be completed by October 31, 1999.

The Company is in the process of investigating the potential impact of the Year 2000 Issue on suppliers of goods and services to the Company and any related impact on the Company and expects to be completed with this process by June 30, 1999.

The Company does not anticipate that it will encounter significant operational issues related to the Year 2000, however minimal disruptions may occur. If system failures do occur, the most significant impact anticipated could be the inability of the stores to process customer transactions, the inability of vendors to supply timely delivery of inventory or loss of electric power. The Company cannot ensure that there will be no material adverse impact on the Company if third parties do not appropriately address the Year 2000 issues. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 plan. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

The above assessment is based on management's best estimates and may be updated from time to time as additional information becomes available.

Forward Looking Statements

This Annual Report contains certain forward-looking statements relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. Such statements are subject to inherent risks and uncertainties including, among others: business and economic conditions generally in the Company's operating area; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company's operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of bank debt to finance its retail grocery and real estate lines of business.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit, as necessary, with long-term fixed rate financing secured by equipment and real estate. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not currently use derivative instruments to adjust the Company's interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 26, 1998:


                                                                                                                          Fair
(in thousands)                 1999         2000        2001         2002        2003       Thereafter       Total        Value
                            -------------------------------------------------------------------------------------------------------
Lines of credit                  -         80,000            -           -            -             -        80,000       80,000

Average interest
  rate (variable)                -           6.79%           -           -            -             -          6.79%

Long-term debt              55,759         49,845       41,775      32,540       21,127       202,127       403,173      423,917

Average interest
  rate (fixed)                8.28%          8.25%        8.20%       8.11%        8.30%         8.89%         8.56%


The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 26, 1998, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 27 through 49 of this report on Form 10-K:

         Report of Ernst & Young LLP, Independent Auditors;

         Consolidated Balance Sheets as of September 26, 1998, and September 27, 1997;

         Consolidated Statements of Income for the years ended September 26, 1998, September 27, 1997, and September 28, 1996;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 26, 1998, September 27, 1997, and September 28, 1996;

         Consolidated Statements of Cash Flows for the years ended September 26, 1998, September 27, 1997, and September 28, 1996;

         Notes to Consolidated Financial Statements;

         Selected quarterly financial data required by this Item is included in
         Note 12 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 16, 1999, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 16, 1999, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 16, 1999, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "ELECTION OF DIRECTORS - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 16, 1999, to be filed with the Commission.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

          (a)    Documents filed as part of this report:

                    1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

                    Consolidated Balance Sheets as of September 26, 1998, and September 27, 1997;

                    Consolidated Statements of Income for the years ended September 26, 1998, September 27, 1997, and September 28, 1996;

                    Consolidated Statements of Changes in Stockholders' Equity for the years ended September 26, 1998, September 27, 1997, and September 28,1996;

                    Consolidated Statements of Cash Flows for the years ended September 26, 1998, September 27, 1997, and September 28, 1996;

                    Notes to Consolidated Financial Statements.

                    2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 50 of this report:

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

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

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

10.3 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

            (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(c) OF FORM 10-K.)

10.4 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

            (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(c) OF FORM 10-K.)

10.5 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

            (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(c) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).

---------------------------------

         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 26, 1998.

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





Stockholders and Board of Directors
Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 26, 1998 and September 27, 1997, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 26, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 26, 1998 and September 27, 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 26, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                /s/ ERNST & YOUNG LLP



Greenville, South Carolina
November 6, 1998

      INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
      ------------------------------------------------------------------------

      CONSOLIDATED BALANCE SHEETS
          SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997


                                                              --------------------------     ---------------------------
                                                                           1998                           1997
                                                              --------------------------     ---------------------------
      CURRENT ASSETS:
          Cash                                                $          19,121,409          $          25,389,386
          Receivables (less allowance for doubtful
            accounts of $158,643 - 1998 and
            $141,852 - 1997)                                             20,671,972                     15,571,536
          Inventories                                                   151,222,136                    141,259,929
          Refundable income taxes                                         1,000,000                      2,400,000
          Other                                                           4,023,916                      3,786,873
                                                              ---------------------          ---------------------

              Total Current Assets                                      196,039,433                    188,407,724
                                                              ---------------------          ----------------------


      PROPERTY AND EQUIPMENT:
          Land                                                           161,977,102                   124,733,868
          Construction in progress                                        10,040,063                    19,779,492
          Buildings                                                      427,634,593                   359,139,083
          Store, office and warehouse equipment                          275,824,767                   288,634,574
          Transportation equipment                                        20,211,308                    18,537,822
          Property under capital leases                                      151,264                       151,264
          Leasehold improvements                                          35,571,367                    36,265,514
                                                              ----------------------         ---------------------
          Total                                                          931,410,464                   847,241,617
          Less accumulated depreciation and
            amortization                                                 269,638,282                   240,878,816
                                                              ----------------------         ---------------------
          Property and equipment - net                                   661,772,182                   606,362,801
                                                              ----------------------         ---------------------

      OTHER ASSETS                                                         4,975,350                     7,812,188
                                                              ----------------------         ---------------------

          TOTAL ASSETS                                        $          862,786,965         $         802,582,713
                                                              ======================         =====================








See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
---------------------------------------------

CONSOLIDATED BALANCE SHEETS
    SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997


                                                       ----------------   ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
                                                             1998               1997

                                                       ----------------   ---------------
CURRENT LIABILITIES:
  Short-term loans and current portion
     of long-term debt                                   $ 55,759,283      $ 56,935,663
  Accounts payables, accrued expenses and
     current portion of other long-term liabilities       121,209,027       101,187,917
                                                         ------------      ------------

  Total current liabilities                               176,968,310       158,123,580

DEFERRED INCOME TAXES                                      24,934,578        26,434,578

LONG-TERM DEBT                                            427,414,169       392,681,400

OTHER LONG-TERM LIABILITIES                                15,234,165         2,360,713
                                                         ------------      ------------

        TOTAL LIABILITIES                                 644,551,222       579,600,271
                                                         ------------      ------------

STOCKHOLDERS' EQUITY
     Preferred stock, $.05 par value; 10,000,000
        shares authorized; no shares issued                         -                 -
     Common stocks:
        Class A, $.05 par value; 150,000,000
          shares authorized;
          issued and outstanding,
            9,581,641 shares in 1998,
            9,058,441 shares in 1997                          479,082           452,922
        Class B, $.05 par value; 100,000,000
          shares authorized;
          issued and outstanding,
            12,784,098 shares in 1998,
            12,788,298 shares in 1997                         639,205           639,415
        Paid-in capital in excess of par value             95,765,167        90,924,742
        Retained earnings                                 121,352,289       130,965,363
                                                         ------------      ------------

        Total stockholders' equity                        218,235,743       222,982,442
                                                         ------------      ------------

TOTAL LIABILITIES AND  STOCKHOLDERS'
EQUITY                                                   $862,786,965      $802,582,713
                                                         ============      ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 26, 1998,
    SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996


                                         -----------------    -----------------   ----------------

                                                1998                 1997                1996

                                         -----------------    -----------------   ----------------
Net sales                                 $ 1,647,151,548       $1,535,976,275      $1,472,577,792
Cost of goods sold                          1,238,470,676        1,159,186,408       1,126,929,804
                                           --------------       --------------      --------------
Gross profit                                  408,680,872          376,789,867         345,647,988
Operating and administrative
  expenses                                    357,067,958          319,979,774         291,266,074
Rental income, net                              7,176,437            5,276,493           5,114,840
Non-recurring charge                           14,636,764                    -                   -
                                           --------------       --------------      --------------
Income from operations                         44,152,587           62,086,586          59,496,754
Other income, net                               2,428,139            2,282,794           3,103,633
                                           --------------       --------------      --------------
Income before interest, income taxes
 and extraordinary item                        46,580,726           64,369,380          62,600,387
Interest expense                               40,117,302           31,305,766          28,968,921
                                           --------------       --------------      --------------
Income before income taxes and
 extraordinary item                             6,463,424           33,063,614          33,631,466
                                           --------------       --------------      --------------
Income taxes:
  Current                                       4,300,000            8,200,000          10,800,000
  Deferred                                     (2,000,000)           4,400,000           2,100,000
                                           --------------       --------------      --------------
                                                2,300,000           12,600,000          12,900,000
Income before extraordinary item                4,163,424           20,463,614          20,731,466
Extraordinary item-early
 extinguishment of debt (net of
 income tax benefit)                                    -             (565,275)                  -
                                          ---------------       --------------      --------------
Net income                                $     4,163,424       $   19,898,339      $   20,731,466
                                          ===============       ==============      ==============

Per-share amounts:
 Earnings per common share:
   Basic earnings per common share
     before extraordinary item            $           .19       $          .98      $         1.15
   Extraordinary item-early
     extinguishment of debt                             -                 (.03)                  -
                                          ---------------       --------------      --------------
   Basic earnings per common share        $           .19       $          .95      $         1.15
                                          ===============       ==============      ==============
   Diluted earnings per common share
     before extraordinary item            $           .19       $          .95      $         1.04
   Extraordinary item-early
     extinguishment of debt                             -                 (.03)                  -
                                          ---------------       --------------      --------------
   Diluted earnings per common share      $           .19       $          .92      $         1.04
                                          ===============       ==============      ==============
Cash dividends per common share:
   Class A                                $           .66       $          .66      $          .66
                                          ---------------       --------------      --------------
   Class B                                $           .60       $          .60      $          .60
                                          ---------------       --------------      --------------


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 26, 1998, SEPTEMBER 27, 1997
    AND SEPTEMBER 28, 1996


                                CLASS A                  CLASS B                PAID-IN
                             COMMON STOCK             COMMON STOCK            CAPITAL IN
                         --------------------    ------------------------      EXCESS OF        RETAINED
                          SHARES      AMOUNT       SHARES        AMOUNT        PAR VALUE        EARNINGS          TOTAL
                         ---------   --------    ----------   -----------    -------------   -------------    -------------
Balance,
 September 30, 1995      4,577,541   $228,877    13,326,609   $   666,331    $ 48,599,088    $ 114,322,189    $ 163,816,485
Net income                       -          -             -             -               -       20,731,466       20,731,466
Cash dividends                   -          -             -             -               -      (11,088,089)     (11,088,089)
Exercise of stock
 options                   200,000     10,000             -             -       1,540,000                -        1,550,000
Common stock
 conversions               319,750     15,987      (319,750)      (15,987)              -                -                -
                         ---------   --------   -----------   -----------    ------------    -------------    -------------
Balance,
 September 28, 1996      5,097,291    254,864    13,006,859       650,344      50,139,088      123,965,566      175,009,862
Net income                       -          -             -             -               -       19,898,339       19,898,339
Cash dividends                   -          -             -             -               -      (12,898,542)     (12,898,542)
Exercise of stock
 options                   439,200     21,960             -             -       4,283,565                -        4,305,525
Conversion of
 convertible
 subordinated
 debentures              3,303,389    165,169             -             -      36,502,089                -       36,667,258
Common stock
 conversions               218,561     10,929      (218,561)      (10,929)              -                -                -
                         ---------   --------   -----------   -----------    ------------    -------------    -------------
Balance,
 September 27, 1997      9,058,441    452,922    12,788,298       639,415      90,924,742      130,965,363      222,982,442
Net income                       -          -             -             -               -        4,163,424        4,163,424
Cash dividends                   -          -             -             -               -      (13,776,498)     (13,776,498)
Exercise of stock
 options                   519,000     25,950             -             -       4,840,425                -        4,866,375
Common stock
 conversions                 4,200        210        (4,200)         (210)              -                -                -
                         ---------   --------   -----------   -----------    ------------    -------------    -------------
BALANCE,
 SEPTEMBER 26, 1998      9,581,641   $479,082    12,784,098   $   639,205    $ 95,765,167    $ 121,352,289    $ 218,235,743
                         =========   ========   ===========   ===========    ============    =============    =============


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 26, 1998, SEPTEMBER 27, 1997
    AND SEPTEMBER 28, 1996


                                                          ---------------    --------------       --------------

                                                               1998                1997                 1996
                                                          ---------------    --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                $   4,163,424       $  19,898,339       $  20,731,466
Adjustments to reconcile net income to
  net cash provided by operating activities:
Depreciation and amortization expense                        45,615,701          38,513,154          32,880,525
Extraordinary item-early extinguishment of debt (net
  of income tax benefit)                                              -             565,275                   -
Non-recurring charge                                         14,636,764                   -                   -
Gains on disposals of property and
   equipment                                                 (1,174,006)           (630,970)         (2,407,736)
Receipt of advance payments on
   purchases contracts                                          800,000           1,474,000           3,209,955
Recognition of advance payments on
   purchases contracts                                       (2,494,074)         (3,512,413)         (2,828,760)
Deferred income taxes                                        (2,000,000)          4,400,000           2,100,000
Increase in receivables                                      (1,142,281)         (2,741,091)         (2,473,628)
Increase in inventory                                        (9,962,207)        (12,895,494)        (11,500,847)
Decrease (increase) in other assets                             359,957          (1,016,722)           (304,583)
Increase (decrease) in accounts
   payable and accrued expenses                              22,615,532          (7,080,934)          2,938,639
                                                          -------------       -------------       -------------
NET CASH PROVIDED BY
  OPERATING ACTIVITIES                                       71,418,810          36,973,144          42,345,031
                                                          -------------       -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
   equipment                                                  3,915,246           1,237,513           3,425,913
Capital expenditures                                       (155,941,246)       (114,105,097)       (107,325,377)
                                                          -------------       -------------       -------------
NET CASH (USED) BY INVESTING ACTIVITIES                    (152,026,000)       (112,867,584)       (103,899,464)
                                                          -------------       -------------       -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                    141,116,215         157,240,495         130,160,690
Proceeds from sale/leaseback transaction                     50,725,607                   -                   -
Payments on short-term borrowings, net                      (10,000,000)                  -         (20,000,000)
Principal payments on long-term debt                        (97,592,486)        (68,501,655)        (36,420,941)
Proceeds from exercise of stock options                       3,866,375           3,025,525           1,200,000
Dividends paid                                              (13,776,498)        (12,898,542)        (11,088,089)
                                                          -------------       -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                    74,339,213          78,865,823          63,851,660
                                                          -------------       -------------       -------------
NET (DECREASE) INCREASE IN CASH                              (6,267,977)          2,971,383           2,297,227
Cash at Beginning of Year                                    25,389,386          22,418,003          20,120,776
                                                          -------------       -------------       -------------
CASH AT END OF YEAR                                       $  19,121,409       $  25,389,386       $  22,418,003
                                                          =============       =============       =============


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
   and September 28, 1996

 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 1998, 1997 and 1996 each consisted of 52 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash nightly either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 26, 1998, investments in commercial paper totaled $5.6 million. Commercial paper and demand deposits of approximately $12.0 million in 26 banks exceed the $100,000 insurance limit per bank.

INVENTORIES - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method.

SELF-INSURANCE - The Company is self-insured for workers' compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 1998, the Company's self-insured liabilities were supported by $5.7 million of undrawn letters of credit. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

RECLASSIFICATIONS - Certain amounts for 1997 and 1996 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per common share gives effect to dilutive stock options and the assumed conversion in 1997 and 1996, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect.

ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $20.2 million, $19.1 million and $17.8 million for fiscal years 1998, 1997 and 1996, respectively.

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

 2.  INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:


                                             ---------------  ----------------

                                               SEPTEMBER 26,   September 27,
                                                   1998            1997
                                             ---------------  --------------
Deferred tax liabilities:
  Fixed asset tax/book differences             $30,813,000      $27,198,000
  Property tax method                              523,000          355,000
                                               -----------      -----------
    Total deferred tax liabilities              31,336,000       27,553,000
                                               -----------      -----------
Deferred tax assets:
  Insurance reserves                             2,421,000        2,217,000
  Advance payments on purchases contracts          569,000          779,000
  Litigation settlement                          5,444,000                -
  Other                                          1,588,000        1,243,000
                                               -----------      -----------
    Total deferred tax assets                   10,022,000        4,239,000
                                               -----------      -----------
Net deferred tax liabilities                   $21,314,000      $23,314,000
                                               ===========      ===========

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

The reasons for the differences are as follows:



                                                   -----------      -----------      -----------
                                                       1998             1997             1996
                                                   -----------      -----------      -----------
Federal tax at statutory rate                      $ 2,262,000      $11,572,000      $11,771,000
State income tax, net of federal tax benefits          (98,000)       1,005,000        1,015,000
Other                                                  136,000           23,000          114,000
                                                   -----------      -----------      -----------
Total                                              $ 2,300,000      $12,600,000      $12,900,000
                                                   ===========      ===========      ===========


Income taxes payable of $1.4 million at September 26, 1998 and $1.2 million at September 27, 1997 are included in the accompanying balance sheets in accounts payable and accrued expenses.

Current and deferred income tax expense are as follows:


                                                -----------      -----------      ------------
                                                    1998             1997             1996
                                                -----------      -----------      ------------
Current:
   Federal                                      $ 4,200,000      $ 7,500,000      $  9,600,000
   State                                            100,000          700,000         1,200,000
                                                -----------      -----------      ------------
      Total current                               4,300,000        8,200,000        10,800,000
                                                -----------      -----------      ------------
Deferred:
   Depreciation                                   4,505,000        3,703,000         2,965,000
   Self-insurance reserves                         (226,000)          97,000          (102,000)
   Property taxes                                   186,000           95,000            62,000
   Advance payments on purchases contracts          233,000          369,000          (390,000)
   Litigation settlement                         (6,028,000)               -                 -
   Other                                           (670,000)         136,000          (435,000)
                                                -----------      -----------      ------------
      Total deferred                             (2,000,000)       4,400,000         2,100,000
                                                -----------      -----------      ------------
Total expense                                   $ 2,300,000      $12,600,000      $ 12,900,000
                                                ===========      ===========      ============


Current deferred income tax benefits of $3.6 million and $3.1 million at September 26, 1998 and September 27, 1997, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves, litigation settlement reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 26, 1998, the Company owned and operated 80 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are noncancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997 and
  September 28, 1996

Rental income, net included in the accompanying consolidated statements of income consists of the following:


                                                         ------------       ------------       -----------
                                                             1998               1997               1996
                                                         ------------       ------------       -----------
Rents earned on owned and subleased properties:
  Base rentals including lease termination payments      $ 12,092,462       $  9,651,897       $ 9,002,824
  Contingent rentals                                          677,577            525,887           577,379
                                                         ------------       ------------       -----------
    Total                                                  12,770,039         10,177,784         9,580,203
Depreciation on owned properties leased to others          (4,069,810)        (3,613,744)       (3,236,144)
Other shopping center expenses                             (1,523,792)        (1,287,547)       (1,229,219)
                                                         ------------       ------------       -----------
    Total                                                $  7,176,437       $  5,276,493       $ 5,114,840
                                                         ============       ============       ===========


Owned properties leased to others under operating leases by major classes are summarized as follows:


                                    SEPTEMBER 26,
                                        1998
                                    ------------
Land                                $ 35,935,000
Buildings                            119,266,000
                                    ------------
  Total                              155,201,000
Less accumulated depreciation         30,244,000
                                    ------------
Property leased to others, net      $124,957,000
                                    ============


The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on noncancelable operating leases as of September 26, 1998:


FISCAL YEAR
-----------
 1999                                   $10,921,423
 2000                                     9,519,177
 2001                                     8,002,635
 2002                                     6,356,395
 2003                                     5,116,309
 Thereafter                              34,955,947
                                        -----------
 Total minimum future rental income     $74,871,886
                                        ===========


4.  LEASES AND RENTAL EXPENSE

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases expire at various times over the next 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997 and
  September 28, 1996

OPERATING LEASES - Rent expense for all operating leases of $14.7 million, $11.5 million and $11.7 million for fiscal years 1998, 1997 and 1996, respectively, is included in operating and administrative expenses.

The aggregate minimum rental commitments under noncancelable operating leases as of September 26, 1998 are as follows:


FISCAL YEAR
-----------
   1999                                      $ 25,305,478
   2000                                        25,066,386
   2001                                        24,989,922
   2002                                        14,053,136
   2003                                        13,604,116
   Thereafter                                  75,556,521
                                             ------------
Total minimum future rental commitments      $178,575,559
                                             ============


The Company's minimum future rental commitments were increased substantially during fiscal 1998 after the purchase of leased supermarkets from Bruno's, Inc. in March 1998 and a sale/leaseback transaction in September 1998.

 5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:


                                                SEPTEMBER 26,     September 27,
                                                    1998               1997
                                                ------------      -------------
Accounts payable-trade                          $ 82,057,508      $ 67,219,567
Property, payroll, and other taxes payable        11,304,982         9,678,603
Salaries, wages, and bonuses payable               9,613,336         9,700,404
Self-insurance reserves                            4,600,000         4,400,000
Other                                             13,633,201        10,189,343
                                                ------------      ------------
   Total                                        $121,209,027      $101,187,917
                                                ============      ============


Self-insurance reserves are established for workers compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $9.6 million, $9.7 million and $8.4 million for the years ended September 26, 1998, September 27, 1997 and September 28, 1996, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

6.  LONG-TERM DEBT AND SHORT-TERM LOANS

Long-term debt and short-term loans are summarized as follows:


                                                                       --------------    ---------------
                                                                        SEPTEMBER 26,     September 27,
                                                                            1998               1997
                                                                       --------------    ---------------
Long-term debt:
  Notes payable:
    Real estate and equipment:
      Weighted average interest rate of 8.57%,  maturing 1999-2017      $380,722,734      $331,331,206
      Interest rate at the average weekly yield of one month
         commercial paper plus 1.9%                                                -        33,652,263
    Other:
      Weighted average interest rate of 6.79%, maturing 1999-2000         80,000,000        46,000,000
      Weighted average interest rate of 8.50%, secured by stock of
          Milkco, Inc., maturing 2002-2004                                19,998,725        24,142,865
    Other                                                                  2,451,993         4,490,729
                                                                        ------------      ------------
                                                                         483,173,452       439,617,063
                                                                        ------------      ------------

Short-term loans, interest rates at less than the prime rate                       -        10,000,000
                                                                        ------------      ------------
Total long-term debt and short-term loans                                483,173,452       449,617,063
Less current portion                                                      55,759,283        56,935,663
                                                                        ------------      ------------
Long-term debt, net of current portion                                  $427,414,169      $392,681,400
                                                                        ============      ============

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

During September 1997, the Company entered into a loan agreement for $12 million. The loan and related agreements contain interest rate swap provisions which convert the variable rate to a fixed rate of 8.15%. The interest differential received or paid is recognized as an adjustment to interest expense. The Company is not exposed to credit risk in the event of default by others under the agreement.

At September 26, 1998, property and equipment with an undepreciated cost of approximately $400 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 26, 1998, has the effect of restricting funds available for dividends to approximately $18.2 million.

At September 26, 1998, the Company had unused lines of credit of $55 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

Components of interest costs are as follows:


                               ------------       ------------       ------------
                                   1998               1997                1996
                               ------------       ------------       ------------
     Total interest costs      $ 41,836,901       $ 33,283,276       $ 31,338,464
     Interest capitalized        (1,719,599)        (1,977,510)        (2,369,543)
                               ------------       ------------       ------------
     Interest expense          $ 40,117,302       $ 31,305,766       $ 28,968,921
                               ============       ============       ============


Maturities of long-term debt at September 26, 1998 are as follows:


FISCAL YEAR
-----------
1999                                            $ 55,759,283
2000                                             129,845,338
2001                                              41,775,074
2002                                              32,539,714
2003                                              21,127,180
Thereafter                                       202,126,863
                                                ------------
Total                                           $483,173,452
                                                ============

7.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:


                                            -------------    -------------
                                            SEPTEMBER 26,    September 27,
                                                 1998            1997
                                            -------------    -------------
Advance payments on purchases contracts      $ 2,298,082      $3,992,156
Litigation settlement                         14,177,633               -
Deferred gain-sale/leaseback                   1,936,826               -
Other                                            177,209         209,870
                                             -----------      ----------
Total other long-term liabilities             18,589,750       4,202,026
Less current portion                           3,355,585       1,841,313
                                             -----------      ----------
                                             $15,234,165      $2,360,713
                                             ===========      ==========


ADVANCE PAYMENTS ON PURCHASES CONTRACTS - The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

LITIGATION SETTLEMENT - The Company has reached a settlement in principle in a lawsuit alleging gender discrimination, resulting in recognition of the liability listed above. Additional information is provided in Note 13.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

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

The holders of the Class A Common Stock and Class B Common Stock are entitled to dividends and other distributions as and when declared out of assets legally available therefore, subject to the dividend rights of any Preferred Stock that may be issued in the future. Each share of Class A Common Stock is entitled to receive a cash dividend and liquidation payment in an amount equal to 110% of any cash dividend or liquidation payment on Class B Common Stock. Any stock dividend must be paid in shares of Class A Common Stock with respect to Class A Common Stock and in shares of Class B Common Stock with respect to Class B Common Stock.

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

9.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for fiscal years 1998, 1997 and 1996:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996


                                                             1998              1997              1996
                                                         -----------      ------------       -----------
BASIC

  Income before extraordinary item                       $ 4,163,424      $ 20,463,614       $20,731,466
  Extraordinary item-early extinguishment of debt
    (net of income tax benefit)                                    -          (565,275)                -
                                                         -----------      ------------       -----------
  Net income                                             $ 4,163,424      $ 19,898,339       $20,731,466
                                                         ===========      ============       ===========

  Shares
    Weighted average number of common shares
       outstanding                                        22,092,470        21,052,124        18,007,602
                                                         ===========      ============       ===========
    Basic earnings per common share before
       extraordinary item                                $       .19      $        .98       $      1.15
    Extraordinary item-early extinguishment of debt                -              (.03)                -
                                                         -----------      ------------       -----------
    Basic earnings per common share                      $       .19      $        .95       $      1.15
                                                         ===========      ============       ===========

DILUTED
  Income before extraordinary item                       $ 4,163,424      $ 20,463,614       $20,731,466
  Add after tax and bonus effect of interest
    expense applicable to Convertible Subordinated
    Debentures                                                     -            89,509         2,014,359
                                                         -----------      ------------       -----------
  Diluted earnings before extraordinary item               4,163,424        20,553,123        22,745,825
  Extraordinary item-early extinguishment of debt
    (net of income tax benefit)                                    -          (565,275)                -
                                                         -----------      ------------       -----------
  Diluted earnings                                       $ 4,163,424      $ 19,987,848       $22,745,825
                                                         ===========      ============       ===========

  Shares
    Weighted average number of common shares
      and common stock equivalent shares
      outstanding                                         22,251,311        21,459,394        18,520,601
    Additional shares assuming conversion of
       Convertible Subordinated Debentures                         -           157,609         3,374,685
                                                         -----------      ------------       -----------
    Weighted average number of common shares
       outstanding as adjusted                            22,251,311        21,617,003        21,895,286
                                                         ===========      ============       ===========
    Diluted earnings per common share before
       extraordinary item                                $       .19      $        .95       $      1.04
    Extraordinary item-early extinguishment of debt                -              (.03)                -
                                                         -----------      ------------       -----------
    Diluted earnings per common share                    $       .19      $        .92       $      1.04
                                                         ===========      ============       ===========

Options to purchase 1,014,000 shares of common stock at prices ranging from $13.063 to $14.00 per share were outstanding during fiscal 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

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

10.  EMPLOYEE BENEFIT PLANS

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

Company contributions to the plan, included in operating and administrative expenses, were $815,000, $700,000 and $700,000 for fiscal years 1998, 1997 and
1996, respectively.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $4.8 million, $5.4 million and $5.4 million for fiscal years 1998, 1997 and 1996, respectively.

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 26, 1998, no options were exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996


                                                             WEIGHTED
                           SHARES                            AVERAGE
                           UNDER          OPTION PRICE       EXERCISE
                           OPTION          PER SHARE          PRICE
                          ---------------------------------------------
Outstanding,
  September 30, 1995       135,500       $6.13 - $11.38      $     7.81
  Granted                   53,000           10.00                10.00
  Canceled                 (27,000)       6.13 - 11.38             9.50
                           -------
Outstanding,
  September 28, 1996       161,500        6.13 - 11.38             8.25
  Granted                   66,000           14.00                14.00
  Exercised                (48,200)           7.00                 7.00
  Canceled                 (32,300)       6.13 - 14.00             9.22
                           -------
Outstanding,
  September 27, 1997       147,000        6.13 - 14.00            11.03
  Exercised                (19,000)           6.13                 6.13
  Canceled                 (29,000)       6.13 - 14.00            11.61
                           -------
OUTSTANDING,
  SEPTEMBER 26, 1998        99,000       $6.13 - $14.00      $    11.80
                           =======

The weighted average remaining contractual life of the options outstanding at September 26, 1998 is 2.6 years.

1991 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 26, 1998, no options were currently exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

                                                        WEIGHTED
                           SHARES                        AVERAGE
                           UNDER         OPTION PRICE   EXERCISE
                           OPTION          PER SHARE      PRICE
                          ---------------------------------------
Outstanding,
  September 30, 1995       996,000      $5.75 - $11.50  $   7.29
  Canceled                  (5,000)          6.88           6.88
                          --------
Outstanding,
  September 28, 1996       991,000       5.75 - 11.50       7.29
  Exercised               (391,000)          6.88           6.88
  Canceled                (100,000)         11.50          11.50
                          --------
Outstanding,
  September 27, 1997       500,000       5.75 - 10.38       6.78
  Exercised               (400,000)      5.75 - 6.00        5.88
                          --------
OUTSTANDING,
  SEPTEMBER 26, 1998       100,000         $ 10.38      $  10.38
                          ========


The weighted average remaining contractual life of the options outstanding at September 26, 1998 is .8 years.

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

1997 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 5,000,000 shares of the Company's Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options outstanding under the plan at September 26, 1998, may be exercised within a one year period beginning five years after the date of grant or within three months after death, disability or retirement with the consent of the Company, except for 100,000 option shares granted to Vaughn C. Fisher, President and Chief Operating Officer of the Company which may be exercised within a one year period beginning one year after the grant date or within three months after death, disability or retirement with the consent of the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

Company. All options automatically terminate with termination of the optionee's employment for any other reason. As of September 26, 1998, only the options of Vaughn C. Fisher at an exercise price of $14.00 per share were currently exercisable under this plan.

Information with respect to options granted, canceled and outstanding follows:


                                                         WEIGHTED
                             SHARES                       AVERAGE
                              UNDER       OPTION PRICE   EXERCISE
                             OPTION        PER SHARE       PRICE
                           ---------------------------------------
Outstanding,
  September 28, 1996               -                      $      -
  Granted                  1,150,000      $    14.00         14.00
  Canceled                   (13,000)          14.00         14.00
                           ---------
Outstanding,
  September 27, 1997       1,137,000           14.00         14.00
  Granted                     61,000       11.63 -  13.06    12.83
  Exercised                 (100,000)          14.00         14.00
  Canceled                  (121,000)          14.00         14.00
                           ---------
OUTSTANDING,
  SEPTEMBER 26, 1998         977,000      $11.63 - $14.00 $  13.93
                           =========


The weighted average remaining contractual life of the options outstanding at September 26, 1998 is 3.5 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No.
25. Accordingly, compensation cost has been recognized in the Company's financial statements for those options as noted above where the option price was less than the fair market value of the Company's stock on the date of grant. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1998, 1997 and 1996, respectively; risk-free interest rates of 4.2, 6.0 and 6.1 percent; dividend yield of 5.2, 4.7 and 6.6 percent; expected volatility of 29.3, 28.7 and 28.7 percent; and expected lives of 5, 4 and 5 years. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for such awards in 1998, 1997 and 1996 consistent with the provisions of FAS 123, the Company's earnings and earnings per share--basic and diluted--would have been reduced to the pro forma amounts indicated below:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996


---------------------------------------------------------------------------------------------------
                                                 1998               1997                 1996

BASIC
  Net income                                $   4,163,424      $   19,898,339      $   20,731,466
  Net income, pro forma                         3,678,364          19,528,114          20,720,114

  Basic earnings per common share           $         .19      $          .95      $         1.15
  Basic earnings per common share,
    pro forma                                         .17                 .93                1.15

DILUTED
  Diluted earnings                          $   4,163,424      $   19,987,848      $   22,745,825
  Diluted earnings, pro forma                   3,678,364          19,617,623          22,734,473

  Diluted earnings per common share         $         .19      $          .92      $         1.04
  Diluted earnings per common share,
    pro forma                                         .17                 .91                1.04

Weighted average fair value of options
    granted                                 $        2.32      $         2.77      $         1.67
---------------------------------------------------------------------------------------------------

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996


                                    -----------    ------------    ------------
                                        1998           1997            1996
                                    -----------    ------------    ------------
Revenues from unaffiliated customers:
   Grocery and food sales           $1,647,152      $1,535,976      $1,472,578
   Shopping center rentals              12,770          10,178           9,580
Income from operations:
   Grocery and food sales               36,977          56,810          54,382
   Shopping center rentals               7,176           5,276           5,115
Assets:
   Grocery and food sales              737,830         702,805         611,258
   Shopping center rentals             124,957          99,778          96,707
Capital expenditures:
   Grocery and food sales              130,690         104,815         104,212
   Shopping center rentals              25,251           9,290           9,087
Depreciation and amortization:
   Grocery and food sales               41,546          34,899          29,645
   Shopping center rentals               4,070           3,614           3,236


Income from operations in the grocery and food sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement in principle of $14.6 million.

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.


                                              (in thousands except earnings per common share)
                                  --------------------------------------------------------------------
                                     1ST          2ND           3RD            4TH
1998                               QUARTER       QUARTER      QUARTER        QUARTER          TOTAL
----                              --------      --------      --------      ---------       ----------

NET SALES                         $403,048      $393,513      $417,661      $ 432,930       $1,647,152
GROSS PROFIT                        97,521        97,054       104,214        109,892          408,681
NET INCOME                           2,840         3,331         3,150         (5,158)           4,163
BASIC EARNINGS PER COMMON
  SHARE                                .13           .15           .14           (.23)             .19

DILUTED EARNINGS PER COMMON
  SHARE                                .13           .15           .14           (.23)             .19


INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
     and September 28, 1996


1997
----
Net sales                              $381,116      $376,142      $386,392      $392,326      $1,535,976
Gross profit                             90,927        92,034        95,317        98,512         376,790
Income before extraordinary item          5,256         5,664         4,944         4,599          20,463
Basic earnings per common
  share before extraordinary item           .28           .26           .23           .21             .98

Diluted earnings per common
  share before extraordinary item           .26           .26           .22           .21             .95


The fourth quarter of fiscal 1998 reflects a non-recurring charge relating to a litigation settlement in principle of $14.6 million, or ($.41) per share.

13.  LITIGATION

The Company has been involved in a lawsuit, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998 by four employees alleging gender discrimination on behalf of past, present and future female Ingles employees. A settlement in principle has been reached which includes all material elements of a final settlement. Ingles continues to deny the material allegations contained in the complaint. As a result of the agreement, which will include a stipulation that the case should be treated as a class action for settlement purposes only, Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys will be made over a three-year period. In addition, Ingles has agreed to establish or enhance certain human resource programs.

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

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

                  Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and cash equivalents approximate their fair values.

                  Receivables: The carrying amounts reported in the balance sheets for receivables approximate their fair values.

                  Long and short-term debt: The carrying amounts of the Company's short-term borrowings approximate their fair values. The fair values of the Company's long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 26, 1998, September 27, 1997
    and September 28, 1996

The carrying amounts and fair values of the Company's financial instruments at September 26, 1998 and September 27, 1997 are as follows (amounts in thousands):


                                -------------------------   -------------------------

                                           1998                       1997
                                -------------------------   -------------------------
                                 CARRYING        FAIR        Carrying        Fair
                                  AMOUNT         VALUE        Amount         Value
                                ----------    -----------   ----------   ------------
Cash and cash equivalents        $ 19,121      $ 19,121      $ 25,389      $ 25,389
Receivables                        21,672        21,672        17,972        17,972
Short-term debt                         -             -        10,000        10,000
Long-term debt:
  Real estate and equipment       380,723       401,466       364,983       377,777
  Other                           102,451       102,451        74,634        74,634


15.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                 -----------      -----------      -----------
                                                     1998             1997             1996
                                                 -----------      -----------      -----------
Cash paid during the year for:
  Interest (net of amounts capitalized)          $39,822,359      $32,783,950      $28,570,394
  Income taxes                                     2,700,922        8,979,797       12,948,545
Non cash items:
  Property and equipment additions included
    in accounts payable                            4,196,728        6,897,684        5,974,503
  Conversion of Convertible Subordinated
    Debentures                                             -       36,667,258                -


16. MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $181 million in 1998, $159 million in 1997 and $168 million in 1996. This distributor owns approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 26, 1998. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.5 million and $3.8 million at September 26, 1998 and September 27, 1997, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
                                                                 SEC SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                          BALANCE AT
                                         BEGINNING OF       CHARGED TO                         BALANCE AT
DESCRIPTION                                  YEAR        COSTS & EXPENSES   DEDUCTIONS         END OF YEAR
                                         ------------   -----------------  ------------       -------------
Fiscal year ended September 26, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts            $141,852         $ 87,000        $    70,209(1)    $158,643

Fiscal year ended September 27, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts            $106,444         $106,000        $    70,592(1)    $141,852

Fiscal year ended September 28, 1996:
Deducted from asset accounts:
Allowance for doubtful accounts            $ 85,490         $105,000        $    84,046(1)    $106,444


(1)      Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               INGLES MARKETS, INCORPORATED

                                               By:   /s/ Robert P. Ingle
                                               --------------------------------

                                               Robert P. Ingle
                                               Chairman of the Board and
                                               Chief Executive Officer

                                               Date:  December 21, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                                             December 21, 1998
----------------------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director

/s/ Vaughn C. Fisher                                            December 21, 1998
----------------------------------------------
Vaughn C. Fisher, President, Chief
Operating Officer and Director

/s/ Brenda S. Tudor                                             December 21, 1998
----------------------------------------------
Brenda S. Tudor, CPA, Vice
President-Finance, Chief Financial
Officer and Director

/s/ Ralph H. Gardner                                            December 21, 1998
----------------------------------------------
Ralph H. Gardner, Director


/s/ Anthony S. Federico                                         December 21, 1998
----------------------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director

/s/ David L. Keathley                                           December 21, 1998
----------------------------------------------
David L. Keathley, CPA
Secretary and Controller

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

4.1 See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2 Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3 In reliance upon Item 601(b)(4)(iii) of Regulation S-K, various instruments defining the rights of holders of long-term debt of the Company are not being filed herewith because the total of securities authorized under each such instrument does not exceed 10% of the total assets of the Company. The Company hereby agrees to furnish a copy of any such instruments to the Commission upon request.

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

10.3 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4 Stock Option Agreement Between the Company and Edward J. Kolodzieski, Vice President-Strategic Planning of the Company, dated as of August 2, 1995. (Included as Exhibit 10.9 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant. (page 54)

23       Consent of Ernst & Young LLP, Independent Auditors. (page 55)

27       Financial Data Schedule (for SEC use only). (page 56)