Form 10-Q/A
period 1997-12-27
INGLES MARKETS INC
filed 1999-02-04
CIK 50493

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10-Q/A
                                 Amendment No. 1

                               ------------------

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 1997


[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from             to              .
                              -------------  --------------

                        Commission file number 0-14706.

                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                           56-0846267
     ------------------------------              -------------------
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

        P.O. Box 6676, Asheville, NC                       28816
   ----------------------------------------------------------------
   (Address of principal executive offices)              (Zip Code)

                                 (828) 669-2941
               --------------------------------------------------
               Registrant's telephone number, including area code

         The Registrant hereby files this Report on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the period ended December 27, 1997 (the "DECEMBER 1997 FORM 10-Q") (i) to amend its Financial Data Schedule included as Exhibits 27.1 and 27.2 to include the information required by Regulation S-K,
Item 601(c)(2)(iii), as a result of an accounting principle change pursuant to FAS 128 as set forth in Part II, Item 6(a) hereof.

================================================================================

                          INGLES MARKETS, INCORPORATED
                                      INDEX


                                                                                         Page
                                                                                         ----

Part II - Other Information ...........................................................   3

Item 6.  Exhibits and Reports on Form 8-K..............................................   3

Signatures ............................................................................   4

Exhibits ..............................................................................   5

Exhibit 27.1 - Restated Financial Data Schedule for the quarter ended December 27, 1997
                            (for SEC use only).........................................   6
Exhibit 27.2 - Restated Financial Data Schedule for the quarter ended December 28, 1996
                            (for SEC use only).........................................   7

PART II. OTHER INFORMATION.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

         Exhibit 27.1 - Restated Financial Data Schedule for the quarter ended December 27, 1997 (for SEC use only)
         Exhibit 27.2 - Restated Financial Data Schedule for the quarter ended December 28, 1996 (for SEC use only)

(b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended December 27, 1997.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    INGLES MARKETS, INCORPORATED

Date: February 4, 1999                /s/ Robert P. Ingle
                                      ------------------------------------
                                      Robert P. Ingle
                                      Chairman of the Board and
                                      Chief Executive Officer



Date: February 4, 1999                /s/ Brenda S. Tudor
                                      ------------------------------------
                                      Brenda S. Tudor
                                      Vice President-Finance and
                                      Chief Financial Officer

                          INGLES MARKETS, INCORPORATED
                                  EXHIBIT INDEX

                                                                                              Page

Exhibit 27.1 - Restated Financial Data Schedule for the quarter ended December 27, 1997
                   (for SEC use only)...................................................        6
Exhibit 27.2 - Restated Financial Data Schedule for the quarter ended December 28, 1996
                   (for SEC use only)...................................................        7