Form 10-Q
period 1998-12-26
INGLES MARKETS INC
filed 1999-02-08
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 1998
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .
                               -----------------    -------------------

                         Commission File Number 0-14706.
                                                -------


                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   North Carolina                      56-0846267
          --------------------------------          ---------------------
          (State or other jurisdiction              (I.R.S. Employer
          of incorporation or organization)         Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (828) 669-2941
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of February 1, 1999, the registrant had 9,604,441 shares of Class A Common Stock, $.05 par value per share, and 12,773,298 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX



                                                                         Page No.
                                                                         --------
Part I - Financial Information
   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
           December 26, 1998 and September 26, 1998                             3

     Condensed Consolidated Statements of Income
           Three Months Ended December 26, 1998 and December 27, 1997           5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended December 26, 1998 and December 27, 1997           6

     Condensed Consolidated Statements of Cash Flows
           Three Months Ended December 26, 1998 and December 27, 1997           7

     Notes to Unaudited Interim Financial Statements                            8

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                      10

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk         16

Part II - Other Information
   Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                     18

Part I.  Financial Information
Item 1.  Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                          DECEMBER 26,           SEPTEMBER 26,
                                             1998                     1998
                                          (UNAUDITED)                (NOTE)
                                         -------------           -------------
CURRENT ASSETS:
   Cash                                  $ 19,896,307            $ 19,121,409
   Receivables                             25,342,158              20,671,972
   Inventories                            154,746,943             151,222,136
   Refundable income taxes                         --               1,000,000
   Other                                    5,323,027               4,023,916
                                         ------------            ------------

     Total Current Assets                 205,308,435             196,039,433

PROPERTY AND EQUIPMENT - Net              663,103,121             661,772,182

OTHER ASSETS                                4,644,332               4,975,350
                                         ------------            ------------

   TOTAL ASSETS                          $873,055,888            $862,786,965
                                         ============            ============




















NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               DECEMBER 26,           SEPTEMBER 26,
                                                                   1998                   1998
                                                               (UNAUDITED)               (NOTE)
                                                               ------------           -------------
CURRENT LIABILITIES:
  Short-term loans and current portion of                      $115,860,566            $ 55,759,283
     long-term debt
  Accounts payable, accrued expenses and
     current portion of other long-term liabilities             119,227,923             121,209,027
                                                               ------------            ------------
  Total Current Liabilities                                     235,088,489             176,968,310

DEFERRED INCOME TAXES                                            24,434,578              24,934,578

LONG-TERM DEBT                                                  379,776,489             427,414,169

OTHER LONG-TERM LIABILITIES                                      14,847,932              15,234,165
                                                               ------------            ------------

  TOTAL LIABILITIES                                             654,147,488             644,551,222
                                                               ------------            ------------

STOCKHOLDERS' EQUITY
  Preferred stock, $.05 par value; 10,000,000
    shares authorized; no shares issued                                   -                       -
  Common stocks:
     Class A, $.05 par value; 150,000,000 shares
      authorized; 9,599,941 shares issued
      and outstanding December 26, 1998;
      9,581,641 shares issued and outstanding
      September 26, 1998                                            479,997                 479,082
    Class B, $.05 par value; 100,000,000 shares
      authorized; 12,777,798 shares issued
      and outstanding December 26, 1998;
      12,784,098 shares issued and outstanding
      September 26, 1998                                            638,890                 639,205
  Paid-in capital in excess of par value                         95,866,133              95,765,167
  Retained earnings                                             121,923,380             121,352,289
                                                               ------------            ------------
  Total Stockholders' Equity                                    218,908,400             218,235,743
                                                               ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                                      $873,055,888            $862,786,965
                                                               ============            ============

NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                               THREE MONTHS ENDED
                                                    --------------------------------------
                                                    DECEMBER 26,              DECEMBER 27,
                                                        1998                      1997
                                                    -------------             ------------
Net sales                                           $ 453,341,284             $403,048,256
Cost of goods sold                                    342,753,517              305,527,353
                                                    -------------             ------------
Gross profit                                          110,587,767               97,520,903
Operating and administrative expenses                  96,254,140               85,486,779
Rental income, net                                      2,171,088                1,429,209
                                                    -------------             ------------
Income from operations                                 16,504,715               13,463,333
Other income, net                                         403,079                  201,267
                                                    -------------             ------------
Income before interest and income taxes                16,907,794               13,664,600
Interest expense                                       10,438,115                9,049,595
                                                    -------------             ------------
Income before income taxes                              6,469,679                4,615,005
                                                    -------------             ------------
Income taxes:
   Current                                              3,500,000                1,740,000
   Deferred                                            (1,100,000)                  35,000
                                                    -------------             ------------
                                                        2,400,000                1,775,000
                                                    -------------             ------------
Net income                                          $   4,069,679             $  2,840,005
                                                    =============             ============

Per-share amounts:
  Basic earnings per common share                   $         .18             $        .13
                                                    =============             ============
  Diluted earnings per common share                 $         .18             $        .13
                                                    =============             ============

Cash dividends per common share:
  Class A                                           $        .165             $       .165
                                                    -------------             ------------
  Class B                                           $        .150             $       .150
                                                    -------------             ------------






See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED DECEMBER 26, 1998 AND DECEMBER 27, 1997


                              CLASS A                    CLASS B                PAID-IN
                           COMMON STOCK               COMMON STOCK            CAPITAL IN
                       ---------------------    -------------------------      EXCESS OF       RETAINED
                        SHARES       AMOUNT       SHARES         AMOUNT        PAR VALUE       EARNINGS            TOTAL
                       ---------    --------    -----------     ---------     -----------    -------------     -------------
Balance,
 September 27, 1997    9,058,441    $452,922     12,788,298     $ 639,415     $90,924,742    $ 130,965,363     $ 222,982,442
Net income                    --          --             --            --              --        2,840,005         2,840,005
Cash dividends                --          --             --            --              --       (3,412,891)       (3,412,891)
Exercise of stock
 options                  17,000         850             --            --         143,275               --           144,125
Common stock
 conversions                 225          11           (225)          (11)             --               --                --
                       ---------    --------    -----------     ---------     -----------    -------------     -------------

Balance,
 December 27, 1997     9,075,666    $453,783     12,788,073     $ 639,404     $91,068,017    $ 130,392,477     $ 222,553,681
                       =========    ========    ===========     =========     ===========    =============     =============

Balance,
 September 26, 1998    9,581,641    $479,082     12,784,098     $ 639,205     $95,765,167    $ 121,352,289     $ 218,235,743
Net income                    --          --             --            --              --        4,069,679         4,069,679
Cash dividends                --          --             --            --              --       (3,498,588)       (3,498,588)
Exercise of stock
 options                  12,000         600             --            --         100,966               --           101,566
Common stock
 conversions               6,300         315         (6,300)         (315)             --               --                --
                       ---------    --------    -----------     ---------     -----------    -------------     -------------

BALANCE,
 DECEMBER 26, 1998     9,599,941    $479,997     12,777,798     $ 638,890     $95,866,133    $ 121,923,380     $ 218,908,400
                       =========    ========    ===========     =========     ===========    =============     =============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                   ---------------------------------
                                                   DECEMBER 26,         DECEMBER 27,
                                                       1998                 1997
                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  4,069,679         $  2,840,005
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization expense            10,601,974           10,575,781
    Deferred gain sale/leaseback                       (178,304)                  --
    (Gain) loss on disposals of property
      & equipment                                      (204,638)              13,496
    Receipt of advance payments on
      purchase contracts                              1,848,750                   --
    Recognition of advance payments on
      purchase contracts                               (746,318)            (879,187)
    Deferred income taxes                            (1,100,000)              35,000
    Increase in receivables                          (3,659,840)          (4,231,951)
    Increase in inventory                            (3,524,807)            (498,319)
    Increase in other assets                           (451,425)            (596,489)
    (Decrease) increase in accounts payable            (805,664)          10,966,629
                                                   ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES             5,849,407           18,224,965
                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
  equipment                                             221,825                  599
Capital expenditures                                (14,362,915)         (42,890,427)
                                                   ------------         ------------
NET CASH (USED) BY INVESTING ACTIVITIES             (14,141,090)         (42,889,828)
                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt             26,000,000           24,500,000
Proceeds from short-term borrowings, net                     --           16,000,000
Principal payments of long-term debt                (13,536,397)         (13,251,007)
Proceeds from exercise of stock options                 101,566              104,125
Dividends paid                                       (3,498,588)          (3,412,891)
                                                   ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             9,066,581           23,940,227
                                                   ------------         ------------

NET INCREASE (DECREASE) IN CASH                         774,898             (724,636)
Cash at Beginning of Period                          19,121,409           25,389,386
                                                   ------------         ------------
CASH AT END OF PERIOD                              $ 19,896,307         $ 24,664,750
                                                   ============         ============



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Three Months Ended December 26, 1998 and December 27, 1997

A.  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 26, 1998, and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended December 26, 1998 and December 27, 1997. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1998 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1998.

The results of operations for the three month period ended December 26, 1998 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month period ended December 27, 1997 have been reclassified for comparative purposes.

B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $182,637 and $158,643 at December 26, 1998 and September 26, 1998, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                        DECEMBER 26,        September 26,
                                                            1998                1998
                                                        ------------        ------------
      Accounts payable-trade                            $ 80,181,141        $ 82,057,508
      Property, payroll, and other taxes payable          10,625,900          11,304,982
      Salaries, wages and bonuses payable                  6,983,267           9,613,336
      Self-insurance reserves                              4,690,000           4,600,000
      Other                                               16,747,615          13,633,201
                                                        ------------        ------------
                                                        $119,227,923        $121,209,027
                                                        ============        ============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.4 million and $2.3 million for the three month periods ended December 26, 1998 and December 27, 1997, respectively.

D.  LONG-TERM DEBT

During the three month period ended December 26, 1998, the Company obtained $26 million in advances on long-term lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes.

E.  DIVIDENDS

On October 12, 1998, the Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock to stockholders of record on October 2, 1998.

F.  SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                        THREE MONTHS ENDED
                                                  ------------------------------
                                                  DECEMBER 26,      December 27,
                                                       1998              1997
                                                  -----------       ------------
      Interest (net of amount capitalized)        $10,122,548        $8,895,960

      Income taxes                                  1,098,613           566,000


G.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                        THREE MONTHS ENDED
                                                                --------------------------------
                                                                DECEMBER 26,        December 27,
                                                                    1998               1997
                                                                ------------        -----------
      BASIC:
         Net income                                              $ 4,069,679        $ 2,840,005
                                                                 ===========        ===========
         Shares
            Weighted average number of common shares
              outstanding                                         22,371,453         21,854,003
                                                                 ===========        ===========
         Basic earnings per common share                         $       .18        $       .13
                                                                 ===========        ===========
         Diluted earnings                                        $ 4,069,679        $ 2,840,005
                                                                 ===========        ===========
         Shares
           Weighted average number of common shares and
              common stock  equivalent shares outstanding         22,389,913         22,156,556
                                                                 ===========        ===========
         Diluted earnings per common share                       $       .18        $       .13
                                                                 ===========        ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 206 supermarkets in Georgia (83), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 26, 1998 and December 27, 1997 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                                        THREE MONTHS ENDED
                                            --------------------------------------------
                                             DECEMBER 26,                 December 27,
                                                 1998                         1997
                                            --------------               --------------
     Net sales                                     100.0%                      100.0%
     Gross profit                                   24.4%                       24.2%
     Operating and administrative
       expenses                                     21.2%                       21.2%
     Rental income, net                              0.4%                        0.3%
     Other income, net                               0.1%                        0.1%
     Income before interest and
       income taxes                                  3.7%                        3.4%
     Interest expense                                2.3%                        2.2%
     Income before income taxes                      1.4%                        1.2%
     Income taxes                                    0.5%                        0.5%
     Net income                                      0.9%                        0.7%
     EBITDA margin(1)                                6.1%                        6.0%

     --------------------------------------------
     (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are operated. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED DECEMBER 26, 1998 COMPARED TO THE THREE MONTHS ENDED DECEMBER 27, 1997

Net Sales

Net sales for the three months ended December 26, 1998 increased 12.5% to $453.3 million, compared to $403.0 million for the three months ended December 27, 1997. Comparable store sales increased 7.5%.

Sales increases were achieved through successful marketing efforts, as well as from maturing new stores, remodeled stores and stores that have been replaced. The 7.5% comparable store sales increase is the highest comparable store sales increase the Company has experienced in eleven quarters.

Gross Profit

Gross profit for the three months ended December 26, 1998 increased 13.4% to $110.6 million, or 24.4% of sales, compared to $97.5 million, or 24.2% of sales, for the three months ended December 27, 1997. The improvement, as a percentage of sales, results from increased sales in the expanded higher margin perishable departments.

Operating and Administrative Expenses

Operating and administrative expenses increased 12.6% to $96.3 million for the three months ended December 26, 1998, from $85.5 million, for the three months ended December 27, 1997. However, operating and administrative expenses as a percentage of sales remained constant at 21.2%. Decreases, as a percentage of sales, in depreciation expense, salaries and wages and warehouse expense were counterbalanced by increases, as a percentage of sales, in store equipment rental and group insurance costs.

Depreciation expense, as a percentage of sales, decreased partially due to increased sales. In addition, a $50 million sale/leaseback of store equipment in September 1998 effectively reduced depreciation expense and interest expense and increased store equipment rental expense. Salaries and wages, as a percentage of sales, declined due to increased sales volumes and improved labor scheduling efforts. Warehouse expenses, as a percentage of sales, declined due to economies achieved from increased sales and lower diesel fuel costs.

Rental Income, Net

Rental income, net increased to $2.2 million for the December 1998 quarter from $1.4 million for the December 1997 quarter. The improvement is a result of gross rental income increases of $1.1 million, net of operating cost increases of $.3 million. The increase in gross rental income resulted primarily from the purchase of seven shopping centers in fiscal 1998.

Other Income, Net

Other income, net increased $.2 million to $.4 million for the three months ended December 26, 1998 from $.2 million for the three months ended December 27, 1997. The increase resulted primarily from income from an easement granted at one of the Company's shopping centers.

Interest Expense

Interest expense increased $1.4 million to $10.4 million for the three months ended December 26, 1998 from $9.0 million for the three months ended December 27, 1997 mainly as a result of additional debt incurred to fund expansion and renovation. Capital expenditures for the 1998 year totaled $155.9 million. Capital expenditures for the December 1998 quarter were $14.4 million. The Company has incurred additional costs in its ongoing efforts to open new stores and modernize its existing store base. Retail square footage increased 10.4% to
8.3 million square feet at December 26, 1998 compared to 7.5 million square feet at December 27, 1997.

Income Taxes

Income tax expense as a percentage of pre-tax income declined to 37.1% in the December 1998 quarter compared to 38.5% in the December 1997 quarter, due primarily to the Work Opportunity Tax Credit and lower state income taxes.

Net Income

Net income for the December 1998 quarter was $4.1 million, or .9% of sales, compared to $2.8 million, or .7% of sales, for the December 1997 quarter. Basic and diluted earnings per common share were $.18 for the December 1998 quarter compared to $.13 for the December 1997 quarter.

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

Capital expenditures totaled $14.4 million for the three months ended December 26, 1998, including expenditures related to the replacement of two older stores and minor remodeling of six stores that were completed during the quarter. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 1999, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

The Company plans to moderate its growth somewhat in 1999 and concentrate on improving existing operations through modernized facilities and technology. Ingles capital expenditure plans for fiscal year 1999 include investments of approximately $75 million. The Company plans to open two new stores, complete one major remodel and expansion of an existing store and perform minor remodels of ten stores for the balance of fiscal 1999. Expenditures will also include investments in stores to open in fiscal 2000 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

The Company generated $5.8 million of cash from operations for the three months ended December 26, 1998. Increases of $3.6 million in receivables are the product of vendor rebates resulting from higher sales volume.
Inventory increased $3.5 million to support the higher sales volume.

Cash used by investing activities totaled $14.1 million. The primary use of this cash was the $14.4 million of capital expenditures during the period, which were partially offset by $.2 million of proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the December 1998 quarter, the Company's financing activities provided $9.1 million in cash. Proceeds from long-term debt totaled $26.0 million, while payments on long-term debt were $13.5 million.

At December 26, 1998, the Company had lines of credit with eight banks totaling $135.0 million; of this amount $29.0 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company finances its expansion and renovation program primarily with cash provided from operations and from borrowings under its credit facilities. The Company typically replaces such financing, as necessary, with long-term financing secured by equipment and real estate. As of September 26, 1998, the Company had unencumbered real property and equipment with a net book value of approximately $229 million.

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

In addition, it is possible that, in the future, the Company's results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed results of operations from existing stores that are described in this report.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $17.3 million at December 26, 1998.

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

Impact of Inflation

Inflation in food prices during the first quarter of fiscal 1999 and during fiscal 1998 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

Seasonality

Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

Year 2000

The Company began assessing key financial, informational and operational systems in 1996 to address the Year 2000 issue created because of date comparisons on some computers and computer programs. Ingles is modifying its existing computer software applications and installing new software and hardware to address this issue. Ingles has made assessments at both the corporate level and the store level and has appointed a project leader at both levels.

Changes to non-compliant corporate programs were begun in 1996 and have been completed and tested. Costs of testing and upgrading at the corporate level have been immaterial and have been expensed as incurred. As a part of an overall technological upgrade at the store level to provide new and expanded functionality, Ingles will be replacing equipment and software in its stores, throughout the year 1999. The estimated costs of the new technology of approximately $8 million will be capitalized as incurred and is included in the capital budget for fiscal 1999. In addition to replacing store technology, other expenditures will be required to make remaining hardware and software Year 2000 compliant. These expenditures, which the Company estimates will be approximately $1 million, will be expensed as incurred. Ingles anticipates that the store level technology upgrades will be completed by October 31, 1999.

The Company is in the process of investigating the potential impact of the Year 2000 Issue on suppliers of goods and services to the Company and any related impact on the Company and expects to be completed with this process by June 30, 1999.

The Company does not anticipate that it will encounter significant operational issues related to the year 2000, however minimal disruptions may occur. If system failures do occur, the most significant impact anticipated could be the inability of the stores to process customer transactions, the inability of vendors to supply timely delivery of inventory or loss of electric power. The Company cannot assure that there will be no material adverse impact on the Company if third parties do not appropriately address the Year 2000 issues. The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 plan. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

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


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have no material changes regarding the Company's market risk position from the information provided in Form 10-K for the fiscal year ended September 26, 1998.

Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

                  Exhibit 27.1 - Financial Data Schedule for the period ended December 26, 1998 (for SEC purposes only).

         (b) Reports on Form 8-K. The Company filed a Form 8-K on November 13, 1998, in which it reported the settlement in principle of pending litigation under Item 5, Other Events.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                               INGLES MARKETS, INCORPORATED





Date:  February 8, 1999        /s/ Robert P. Ingle
                               ------------------------------------
                               Robert P. Ingle
                               Chairman of the Board and
                               Chief Executive Officer


Date:  February 8, 1999        /s/ Brenda S. Tudor
                               ------------------------------------
                               Brenda S. Tudor
                               Vice President-Finance and
                               Chief Financial Officer

                                  EXHIBIT INDEX


27.1       Financial Data Schedule (for SEC use only).  (page 20)