Form 10-Q
period 1999-03-27
INGLES MARKETS INC
filed 1999-05-07
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

                        Commission file number 0-14706.
                                               -------

                          INGLES MARKETS, INCORPORATED
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 North Carolina                          56-0846267
          -------------------------------           --------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)            Identification No.)

              P.O. Box 6676, Asheville, NC                      28816
          ------------------------------------------------------------
          (Address of principal executive offices)          (Zip Code)

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

         As of May 3, 1999, the Registrant had 9,665,291 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,712,448 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                     INDEX



Part I -   Financial Information                                                             Page No.
                                                                                             --------
   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  March 27, 1999 and September 26, 1998....................................    3

         Condensed Consolidated Statements of Income
                  Three Months Ended March 27, 1999 and March 28, 1998.....................    5
                  Six Months Ended March 27, 1999 and March 28, 1998.......................    6

         Condensed Consolidated Statements of Changes in Stockholders'
               Equity
                  Six Months Ended March 27, 1999 and March 28, 1998.......................    7

         Condensed Consolidated Statements of Cash Flows
                  Six Months Ended March 27, 1999 and March 28, 1998.......................    8

         Notes to Unaudited Interim Financial Statements...................................    9

   Item 2.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................   12

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................   20

Part II -  Other Information

   Item 1.   Legal Proceedings.............................................................   21

   Item 4.   Submission of Matters to a Vote of Security Holders...........................   21

   Item 6.   Exhibits and Reports on Form 8-K..............................................   21

Signatures.................................................................................   22

Part I. Financial Information
Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS



                                           MARCH 27,            SEPTEMBER 26,
                                             1999                   1998
                                         (UNAUDITED)               (NOTE)
                                         ------------           ------------

CURRENT ASSETS:
  Cash                                   $ 21,545,754           $ 19,121,409
  Receivables                              25,189,556             20,671,972
  Inventories                             161,347,290            151,222,136
  Refundable income taxes                          --              1,000,000
  Other                                     4,422,117              4,023,916
                                         ------------           ------------

  Total Current Assets                    212,504,717            196,039,433

PROPERTY AND EQUIPMENT - Net              648,281,464            661,772,182

OTHER ASSETS                                4,617,989              4,975,350
                                         ------------           ------------

   TOTAL ASSETS                          $865,404,170           $862,786,965
                                         ============           ============


NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                MARCH 27,          SEPTEMBER 26,
                                                                                  1999                 1998
                                                                               (UNAUDITED)            (NOTE)
                                                                               ------------        ------------

CURRENT LIABILITIES:
  Short-term loans and current portion of long-term debt                       $114,896,785        $ 55,759,283
  Accounts payable, accrued expenses and current portion
      of other long-term liabilities                                            124,020,277         121,209,027
                                                                               ------------        ------------
  Total Current Liabilities                                                     238,917,062         176,968,310

DEFERRED INCOME TAXES                                                            24,734,578          24,934,578

LONG-TERM DEBT                                                                  361,408,784         427,414,169

OTHER LONG-TERM LIABILITIES                                                      20,820,968          15,234,165
                                                                               ------------        ------------
  TOTAL LIABILITIES                                                             645,881,392         644,551,222
                                                                               ------------        ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $.05 par value:
  10,000,000 shares authorized; no shares issued                                         --                  --
Common stocks:
  Class A, $.05 par value; 150,000,000 shares
      authorized; 9,664,691 shares issued and outstanding
      March 27, 1999; 9,581,641 shares issued and
      outstanding September 26, 1998                                                483,235             479,082
  Class B, $.05 par value; 100,000,000 shares authorized;
      12,713,048 shares issued and outstanding March 27,
      1999; 12,784,098 shares issued and outstanding
      September 26, 1998                                                            635,652             639,205
Paid-in capital in excess of par value                                           95,866,133          95,765,167
Retained earnings                                                               122,537,758         121,352,289
                                                                               ------------        ------------
Total Stockholders' Equity                                                      219,522,778         218,235,743
                                                                               ------------        ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $865,404,170        $862,786,965
                                                                               ============        ============


NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                   -----------------------------------
                                                     MARCH 27,              MARCH 28,
                                                       1999                    1998
                                                   ------------           ------------
Net sales                                          $442,177,123           $393,513,196
Cost of goods sold                                  332,929,041            296,458,795
                                                   ------------           ------------
Gross profit                                        109,248,082             97,054,401
Operating and administrative expenses                95,338,618             85,276,539
Rental income, net                                    2,447,023              1,517,850
                                                   ------------           ------------
Income from operations                               16,356,487             13,295,712
Other income, net                                       508,978              1,616,074
                                                   ------------           ------------
Income before interest and income taxes              16,865,465             14,911,786
Interest expense                                     10,250,360              9,705,327
                                                   ------------           ------------
Income before income taxes                            6,615,105              5,206,459
                                                   ------------           ------------
Income taxes:
  Current                                             1,600,000                845,000
  Deferred                                              900,000              1,030,000
                                                   ------------           ------------
                                                      2,500,000              1,875,000
                                                   ------------           ------------
Net income                                         $  4,115,105           $  3,331,459
                                                   ============           ============
Per share amounts:
  Basic earnings per common share                  $       0.18           $       0.15
                                                   ============           ============
  Diluted earnings per common share                $       0.18           $       0.15
                                                   ============           ============
Cash dividends per common share:
  Class A Common Stock                             $      0.165           $      0.165
                                                   ------------           ------------
  Class B Common Stock                             $      0.150           $      0.150
                                                   ------------           ------------


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                     SIX MONTHS ENDED
                                                            ------------------------------------
                                                              MARCH 27,               MARCH 28,
                                                                1999                    1998
                                                            ------------            ------------
Net sales                                                   $895,518,407            $796,561,452
Cost of goods sold                                           675,682,558             601,986,148
                                                            ------------            ------------
Gross profit                                                 219,835,849             194,575,304
Operating and administrative expenses                        191,592,758             170,763,318
Rental income, net                                             4,618,111               2,947,059
                                                            ------------            ------------
Income from operations                                        32,861,202              26,759,045
Other income, net                                                912,057               1,817,341
                                                            ------------            ------------
Income before interest and income taxes                       33,773,259              28,576,386
Interest expense                                              20,688,475              18,754,922
                                                            ------------            ------------
Income before income taxes                                    13,084,784               9,821,464
                                                            ------------            ------------
Income taxes:
  Current                                                      5,100,000               2,585,000
  Deferred                                                      (200,000)              1,065,000
                                                            ------------            ------------
                                                               4,900,000               3,650,000
                                                            ------------            ------------
Net income                                                  $  8,184,784            $  6,171,464
                                                            ============            ============

Per share amounts:
  Basic earnings per common share                           $       0.36            $       0.28
                                                            ============            ============
  Diluted earnings per common share                         $       0.36            $       0.28
                                                            ============            ============

Cash dividends per common share:
  Class A Common Stock                                      $       0.33            $       0.33
                                                            ------------            ------------
  Class B Common Stock                                      $       0.30            $       0.30
                                                            ------------            ------------


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) SIX MONTHS ENDED MARCH 27, 1999 AND MARCH 28, 1998



                                    CLASS A                  CLASS B               PAID-IN
                                  COMMON STOCK             COMMON STOCK          CAPITAL IN
                              --------------------    -----------------------     EXCESS OF      RETAINED
                                SHARES     AMOUNT      SHARES         AMOUNT      PAR VALUE      EARNINGS           TOTAL
                              ---------   --------    ----------    ---------    -----------   -------------    -------------

Balance, September 27, 1997   9,058,441   $452,922    12,788,298    $ 639,415    $90,924,742   $ 130,965,363    $ 222,982,442
Net income                           --         --            --           --             --       6,171,464        6,171,464
Cash dividends                       --         --            --           --             --      (6,828,916)      (6,828,916)
Exercise of stock options       219,000     10,950            --           --      1,840,425              --        1,851,375
Common stock conversions            225         11          (225)         (11)            --              --               --
                              ---------   --------    ----------    ---------    -----------   -------------    -------------

Balance, March 28, 1998       9,277,666   $463,883    12,788,073    $ 639,404    $92,765,167   $ 130,307,911    $ 224,176,365
                              =========   ========    ==========    =========    ===========   =============    =============

Balance, September 26, 1998   9,581,641   $479,082    12,784,098    $ 639,205    $95,765,167   $ 121,352,289    $ 218,235,743
Net income                           --         --            --           --             --       8,184,784        8,184,784
Cash dividends                       --         --            --           --             --      (6,999,315)      (6,999,315)
Exercise of stock options        12,000        600            --           --        100,966              --          101,566
Common stock conversions         71,050      3,553       (71,050)      (3,553)            --              --               --
                              ---------   --------    ----------    ---------    -----------   -------------    -------------

BALANCE, MARCH 27, 1999       9,664,691   $483,235    12,713,048    $ 635,652    $95,866,133   $ 122,537,758    $ 219,522,778
                              =========   ========    ==========    =========    ===========   =============    =============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                          ------------------------------------------
                                                                            MARCH 27,                    MARCH 28,
                                                                              1999                         1998
                                                                          ------------                  ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $  8,184,784                  $  6,171,464
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                     21,097,676                    21,576,353
  Amortization of deferred gain on sale/leasebacks                            (322,804)                           --
  Gains on disposals of property and equipment                                (195,106)                   (1,335,930)
  Receipt of advance payments on purchases contracts                         7,248,750                            --
  Recognition of advance payments on purchases contracts                    (1,816,351)                   (1,418,879)
  Deferred income taxes                                                       (200,000)                    1,065,000
  Increase in receivables                                                   (3,499,380)                   (3,578,684)
  Increase in inventory                                                    (10,125,154)                     (643,367)
  Increase in other assets                                                    (206,463)                     (249,419)
  Increase in accounts payable and accrued expenses                          3,563,251                    12,508,377
                                                                          ------------                  ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   23,729,203                    34,094,915
                                                                          ------------                  ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                                  224,380                     3,202,414
Capital expenditures                                                       (23,924,239)                 (115,495,344)
                                                                          ------------                  ------------
NET CASH (USED) BY INVESTING ACTIVITIES                                    (23,699,859)                 (112,292,930)
                                                                          ------------                  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                    24,988,894                    88,989,888
Proceeds from short-term borrowings, net                                    16,500,000                    20,000,000
Proceeds from sale/leaseback transactions                                   16,160,633                            --
Principal payments on long-term debt                                       (48,356,777)                  (27,554,807)
Proceeds from exercise of stock options                                        101,566                     1,266,375
Dividends paid                                                              (6,999,315)                   (6,828,916)
                                                                          ------------                  ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                    2,395,001                    75,872,540
                                                                          ------------                  ------------

NET INCREASE (DECREASE) IN CASH                                              2,424,345                    (2,325,475)
Cash at beginning of period                                                 19,121,409                    25,389,386
                                                                          ------------                  ------------
CASH AT END OF PERIOD                                                     $ 21,545,754                  $ 23,063,911
                                                                          ============                  ============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Six Months Ended March 27, 1999 and March 28, 1998


A.   BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 27, 1999, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 27, 1999 and March 28, 1998. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1998 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1998.

The results of operations for the three month and six month periods ended March 27, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and six month periods ended March 28, 1998 have been reclassified for comparative purposes.

B.   ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $206,000 and $159,000 at March 27, 1999 and September 26, 1998, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                             MARCH 27,      September 26,
                                                              1999              1998
                                                          --------------   --------------
     Accounts payable-trade                               $   87,198,069   $   82,057,508
     Property, payroll, and other taxes payable                8,180,410       11,304,982
     Salaries, wages and bonuses payable                       7,645,168        9,613,336
     Self-insurance reserves                                   4,780,000        4,600,000
     Other                                                    16,216,630       13,633,201
                                                          --------------   --------------
                                                          $  124,020,277   $  121,209,027
                                                          ==============   ==============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.7 million and $2.4 million for the three month periods ended March 27, 1999 and March 28, 1998, respectively.

For the six month periods ended March 27, 1999 and March 28, 1998, employee insurance expense totaled $7.1 million and $4.7 million, respectively.

D.   LONG-TERM DEBT

During the six month period ended March 27, 1999, the Company obtained $25 million in long-term funding. Included in this total are $20 million in advances on long-term lines of credit at interest rates less than the prime rate. The remaining $5 million pertains to a long-term note secured by equipment. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes. During the second quarter, the Company completed several equipment sale/leaseback transactions that netted proceeds of $16.2 million. The proceeds were used to reduce unsecured lines of credit.

Subsequent to March 27, 1999, the Company obtained long-term financing secured by equipment. The proceeds of this debt were used to reduce short-term borrowings outstanding at March 27, 1999. Short-term borrowings of $11.5 million have been reclassified to long-term debt at March 27, 1999 due to this refinancing.

E.   DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 18, 1999 and on October 12, 1998 to stockholders of record on January 8, 1999, and October 2, 1998, respectively.

F.   SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                            SIX MONTHS ENDED
                                                   --------------------------------
                                                     MARCH 27,          March 28,
                                                       1999               1998
                                                   -------------      -------------

     Interest (net of amount capitalized)          $  20,429,360      $  18,077,515

     Income taxes                                      4,157,223          2,527,610

G.   EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                                                      THREE MONTHS ENDED
                                                                          ------------------------------------------
                                                                            MARCH 27,                    March 28,
                                                                              1999                         1998
                                                                          ------------                  ------------
BASIC:
   Net income                                                             $  4,115,105                  $  3,331,459
                                                                          ============                  ============
   Weighted average number of common shares
      outstanding                                                           22,377,717                    21,963,519
                                                                          ============                  ============
   Basic earnings per common share                                        $        .18                  $        .15
                                                                          ============                  ============
 DILUTED:
   Net income                                                             $  4,115,105                  $  3,331,459
                                                                          ============                  ============
   Weighted average number of common shares and
      common stock equivalent shares outstanding                            22,394,296                    22,300,374
                                                                          ============                  ============
   Diluted earnings per common share                                      $        .18                  $        .15
                                                                          ============                  ============


The following table sets forth the computation of basic and diluted earnings per share for the six month period indicated:


                                                                                       SIX MONTHS ENDED
                                                                          ------------------------------------------
                                                                            MARCH 27,                    March 28,
                                                                              1999                          1998
                                                                          ------------                  ------------
BASIC:
   Net income                                                             $  8,184,784                  $  6,171,464
                                                                          ============                  ============
   Weighted average number of common shares
      outstanding                                                           22,374,585                    21,908,761
                                                                          ============                  ============
   Basic earnings per common share                                        $        .36                  $        .28
                                                                          ============                  ============

DILUTED:

   Net income                                                             $  8,184,784                  $  6,171,464
                                                                          ============                  ============
   Weighted average number of common shares and
      common stock equivalent shares outstanding                            22,391,164                    22,287,178
                                                                          ============                  ============
   Diluted earnings per common share                                      $        .36                  $        .28
                                                                          ============                  ============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 205 supermarkets in Georgia (83), North Carolina (62), South Carolina (32), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 27, 1999 and March 28, 1998. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                             THREE MONTHS ENDED      SIX MONTHS ENDED
                                           ----------------------------------------------
                                           MARCH 27,   March 28,    MARCH 27,   March 28,
                                              1999        1998         1999        1998
                                           ---------   ---------    ---------   ---------
     Net sales                                100.0%       100.0%      100.0%      100.0%
     Gross profit                              24.7%        24.7%       24.6%       24.4%
     Operating and administrative
       expenses                                21.6%        21.7%       21.4%       21.4%
     Rental income, net                         0.6%         0.4%        0.5%        0.4%
     Other income, net                          0.1%         0.4%        0.1%        0.2%
     Income before interest and
       income taxes                             3.8%         3.8%        3.8%        3.6%
     Interest expense                           2.3%         2.5%        2.3%        2.4%
     Income before income taxes                 1.5%         1.3%        1.5%        1.2%
     Income taxes                               0.6%         0.4%        0.6%        0.4%
     Net income                                 0.9%         0.9%        0.9%        0.8%
     EBITDA margin(1)                           6.2%         6.6%        6.1%        6.3%

---------------------------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are located. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED MARCH 27, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 28, 1998

Net Sales

Net sales for the three months ended March 27, 1999 increased 12.4% to $442.2 million, compared to $393.5 million for the three months ended March 28, 1998. Comparable store sales increased 9.1%.

Sales increases were achieved through increased marketing efforts, increased community involvement and improvements in store conditions, as well as from maturing new stores, remodeled stores and stores that have been replaced. The 9.1% comparable store sales increase is the highest comparable store sales increase the Company has experienced in over five years.

Gross Profit

Gross profit for the three months ended March 27, 1999 increased 12.6% to $109.2 million, or 24.7% of sales, compared to $97.1 million, or 24.7% of sales, for the three months ended March 28, 1998. Through careful planning of purchasing and promotional strategies, Ingles maintained gross profit as a percentage of sales, while aggressively increasing its marketing efforts.

Operating and Administrative Expenses

Operating and administrative expenses increased 11.8% to $95.3 million for the three months ended March 27, 1999, from $85.3 million for the three months ended March 28, 1998. For the same period, operating and administrative expenses decreased slightly as a percentage of sales to 21.6% from 21.7%. Economies achieved through increased sales resulted in reductions in payroll, utilities and depreciation expense, as a percentage of sales. These reductions were partially offset by rent expense associated with the sale/leaseback of equipment in September 1998 and March 1999. The breakdown of increases (decreases) as a percentage of sales in these categories is as follows:

         Payroll                             (.2)%
         Utilities                           (.1)%
         Depreciation                        (.4)%
         Equipment rent expense               .6 %

Rental Income, Net

Rental income, net increased to $2.4 million for the March 1999 quarter from $1.5 million for the March 1998 quarter. The improvement is a result of gross rental income increases of $1.1 million, net of operating cost increases of $.2 million. The increase in gross rental income resulted primarily from the purchase of seven shopping centers in fiscal 1998 and the receipt of $.2 million for the early termination of two tenant leases in fiscal 1999.

Other Income, Net

Other income, net decreased $1.1 million to $.5 million for the three months ended March 27, 1999 from $1.6 million for the three months ended March 28, 1998, primarily due to $1.3 million in gains on the sales of assets in the March 1998 quarter.

Interest Expense

Interest expense increased $.5 million to $10.3 million for the three months ended March 27, 1999 from $9.7 million for the three months ended March 28, 1998. The increase is mainly a result of additional debt incurred to fund expansion and renovation, net of decreases in interest expense resulting from the previously mentioned sale/leaseback transactions.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 37.8% in the March 1999 quarter compared to 36.0% in the March 1998 quarter. This increase can be attributed to higher state income taxes in the March 1999 quarter.

Net Income

Net income for the March 1999 quarter was $4.1 million, or .9% of sales, compared to $3.3 million, or .9% of sales, for the March 1998 quarter. Basic and diluted earnings per common share were $.18 for the March 1999 quarter compared to $.15 for the March 1998 quarter.

SIX MONTHS ENDED MARCH 27, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 28, 1998

Net Sales

Net sales for the six months ended March 27, 1999 increased 12.4% to $895.5 million, compared to $796.6 million for the six months ended March 28, 1998. Comparable store sales increased 8.3%.

Enhanced marketing efforts in all media, increased community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled stores contributed to the increase.

Gross Profit

Gross profit for the six months ended March 27, 1999 increased 13.0% to $219.8 million, or 24.6% of sales, compared to $194.6 million, or 24.4% of sales, for the six months ended March 28, 1998. Increased sales distribution in the higher margin perishable departments, as well as effective purchasing and promotional strategies, accounted for the increase.

Operating and Administrative Expenses

Operating and administrative expenses increased 12.2% to $191.6 million for the six months ended March 27, 1999, from $170.8 million for the six months ended March 28, 1998. As a percentage of sales for the same period, operating and administrative expenses remained constant at 21.4%. The breakdown of increases (decreases) as a percentage of sales in significant categories is as follows:

         Payroll                            (.2)%
         Utilities                          (.1)%
         Depreciation                       (.4)%
         Equipment rent expense              .6 %

Rental Income, Net

Rental income, net increased $1.7 million to $4.6 million for the March 1999 six-month period from $2.9 million for the March 1998 six-month period. The improvement is a result of gross rental income increases of $2.2 million, net of operating cost increases of $.5 million. The increase in gross rental income resulted primarily from the purchase of seven shopping centers in fiscal 1998.

Other Income, Net

Other income, net decreased $.9 million to $.9 million for the six months ended March 27, 1999 from $1.8 million for the six months ended March 28, 1998, primarily due to $1.3 million in gains on the sales of assets in the March 1998 period.

Interest Expense

Interest expense increased $1.9 million to $20.7 million for the six months ended March 27, 1999 from $18.8 million for the six months ended March 28, 1998. The increase is mainly a result of additional debt incurred to fund expansion and renovation, net of decreases in interest expense resulting from the previously mentioned sale/leaseback transactions. Retail square footage increased 7.2% to 8.3 million square feet at March 27, 1999 compared to 7.8 million square feet at March 28, 1998.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 37.4% in the March 1999 six-month period compared to 37.2% in the March 1998 six-month period.

Net Income

Net income for the March 1999 six-month period was $8.2 million, or .9% of sales, compared to $6.2 million, or .8% of sales, for the March 1998 six-month period. Basic and diluted earnings per common share were $.36 for the March 1999 six-month period compared to $.28 for the March 1998 six-month period.

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

Capital expenditures totaled $23.9 million for the six months ended March 27, 1999, including expenditures related to the opening of two new stores, replacement of two older stores, major remodeling and expansion of one store and minor remodeling of six stores all of which were completed during the six-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 1999 and in fiscal 2000, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

The Company plans to continue to moderate its growth somewhat for the balance of fiscal 1999, as compared to fiscal 1998, and concentrate on improving existing operations through modernized facilities and technology. Ingles capital expenditure plans for fiscal year 1999 include investments of approximately $75 million. The Company plans to perform minor remodels of six stores for the balance of fiscal 1999. Expenditures will also include investments in stores to open in fiscal 2000 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

The Company generated $23.7 million of cash from operations for the six months ended March 27, 1999. Increases of $3.5 million in receivables are the product of vendor rebates resulting from higher sales volume. Inventory increased $10.1 million to support the higher sales volume. The Company received $7.2 million in advance payments on purchase contracts.

Cash used by investing activities totaled $23.7 million. The primary use of this cash was the $23.9 million of capital expenditures during the period, which were partially offset by $.2 million of proceeds from the sale of assets.

During the March 1999 six-month period, the Company's financing activities provided $2.4 million in cash, the net result of dividend payments, long- and short-term borrowings and sale/leaseback transactions. Proceeds from long-term debt totaled $25 million, while payments on long-term debt were $48.4 million. Proceeds from the sale/leaseback of store and transportation equipment totaled $16.2 million.

At March 27, 1999, the Company had lines of credit with eight banks totaling $135.0 million; of this amount $39.5 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company finances its expansion and renovation program primarily with cash provided from operations and from borrowings under its credit facilities. The Company typically replaces such financing, as necessary, with long-term financing secured by equipment and real estate. As of March

27, 1999 the Company had unencumbered real property and equipment with a net book value of approximately $230 million.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $17.9 million at March 27, 1999.

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

The majority of the Company's properties are self-insured for casualty losses and business interruption, however liability coverage is maintained.

The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Impact of Inflation

Inflation in food prices during the first and second quarters of fiscal 1999 and during fiscal 1998 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

Seasonality

Sales are slightly seasonal with higher volume in the summer months due to increased sales by stores located in vacation and seasonal home areas.

Year 2000

In 1996, Ingles began evaluating both its information technology systems and other systems and equipment in order to identify and correct date sensitive systems for Year 2000 compliance. As part of this undertaking, the Company appointed a Year 2000 Project Manager from the Information Systems department to address and manage the issues related to Year 2000 compliance.

The Company identified certain proprietary programs that would have to be updated, and certain hardware and third party software both at the corporate level and in the stores that would have to be upgraded or replaced. The Company began making changes to corporate proprietary programs in 1996, completing and testing the changes in 1998. The Company will be upgrading and replacing equipment and software in our stores throughout the year 1999, both for year 2000 compliance and as part of an unrelated project to replace our current in-store systems with an expanded suite of back office products. The estimated costs of the new technology of approximately $8 million will be capitalized as incurred and is included in the capital budget for fiscal 1999. In addition to replacing store technology, other expenditures will be required to make remaining hardware and software Year 2000 compliant. These expenditures, which the Company estimates will be approximately $1 million, will be expensed as incurred. The Company fully expects to be compliant before October 31, 1999.

As part of the Year 2000 Project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, whom the Company believes are critical to its business operations. Although the Company considered several factors in identifying these critical relationships, the Company has concentrated its communication efforts with suppliers and vendors from whom the company makes annual purchases in excess of $500 thousand. The Company is in the process of communicating with these third parties through letters and interviews in an effort to determine the extent to which they are addressing their Year 2000 compliance issues. The Company has received responses from its critical suppliers, the majority of which have indicated they anticipate being Year 2000 compliant. A small percentage of these critical suppliers have indicated they are Year 2000 compliant.

The Company cannot assure that there will not be an adverse impact on the Company if third parties do not appropriately address their Year 2000 issues in a timely manner. Possible consequences in such event include, but are not limited to, loss of communications with stores, loss of electric power, the inability of vendors to supply timely delivery of inventory and an inability to process customer transactions or otherwise engage in similar normal business activities. The Company will continue to communicate with, assess and monitor the progress of these third parties in resolving Year 2000 issues.

Although the Company does not believe the actual impact of any system failures related to the century change will be material, the Company is developing various contingency plans with its critical suppliers and certain other vendors in order to assure the timely delivery of inventory and continuance of normal business activities following the year change. The Company is also developing contingency plans to respond to unexpected system failures in the stores. The Company will continue to develop and finalize the implementation of its contingency plans internally and with third parties throughout 1999.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided in Form 10-K for the fiscal year ended September 26, 1998.

Part II.  Other Information.

Item 1.   LEGAL PROCEEDINGS

On April 15, 1999, a Consent Decree was entered in the case of Weddington, et al. v. Ingles Markets, Incorporated, wherein the Court approved the settlement previously reached by the parties in the class action litigation.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 16, 1999. Matters submitted to a vote of the stockholders at this meeting were as follows: Election of nine directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 7,907,897 votes for, 71,132 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate:
7,910,077 votes for, 68,952 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Ralph H. Gardner, Robert P. Ingle, II, Laura Ingle Sharp and Brenda S. Tudor were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Robert P. Ingle: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (b) Mr. Fisher: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Federico: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (d) Mr. Gardner:
12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes;
(e) Mr. Robert P. Ingle, II: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (f) Ms. Sharp: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes; (g) Ms. Tudor: 12,357,951 votes for, 225 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

          Exhibit 27.1 - Financial Data Schedule for the period ended March 27, 1999 (for SEC purposes only).

    (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended March 27, 1999.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         INGLES MARKETS, INCORPORATED



Date:  May 7, 1999                 /s/ Robert P. Ingle
                                   --------------------------------------------
                                   Robert P. Ingle
                                   Chairman of the Board and
                                   Chief Executive Officer


Date:  May 7, 1999                 /s/ Brenda S. Tudor
                                   --------------------------------------------
                                   Brenda S. Tudor
                                   Vice President-Finance and
                                   Chief Financial Officer