Form 10-Q
period 1999-06-26
INGLES MARKETS INC
filed 1999-08-09
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 1999
                               -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .
                               ------------    ------------

                         Commission file number 0-14706.
                                                -------

                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         North Carolina                                 56-0846267
  -------------------------------                   ----------------
  (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)

            P.O. Box 6676, Asheville, NC                      28816
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

         As of August 2, 1999, the Registrant had 9,685,516 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,692,223 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX


Part I - Financial Information                                                          Page No.
                                                                                        --------
   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  June 26, 1999 and September 26, 1998.......................              3

         Condensed Consolidated Statements of Income
                  Three Months Ended June 26, 1999 and June 27, 1998..........             5
                  Nine Months Ended June 26, 1999 and June 27, 1998...........             6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended June 26, 1999 and June 27, 1998...........             7

         Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended June 26, 1999 and June 27, 1998............            8

         Notes to Unaudited Interim Financial Statements.......................            9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..............................................           12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........           20

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K...................................           21

Signatures.....................................................................           22

Part I.   Financial Information
Item 1.  FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS



                                         JUNE 26,           SEPTEMBER 26,
                                           1999                 1998
                                       (UNAUDITED)             (NOTE)
                                      ------------          ------------
CURRENT ASSETS:
  Cash                                $ 19,448,378          $ 19,121,409
  Receivables                           25,430,027            20,671,972
  Inventories                          159,911,845           151,222,136
  Refundable income taxes                       --             1,000,000
  Other                                  4,434,795             4,023,916
                                      ------------          ------------

  Total Current Assets                 209,225,045           196,039,433

PROPERTY AND EQUIPMENT - Net           648,564,907           661,772,182

OTHER ASSETS                             4,566,588             4,975,350
                                      ------------          ------------

   TOTAL ASSETS                       $862,356,540          $862,786,965
                                      ============          ============







NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      JUNE 26,            SEPTEMBER 26,
                                                                       1999                   1998
                                                                    (UNAUDITED)               (NOTE)
                                                                    ------------          ------------
CURRENT LIABILITIES:
  Short-term loans and current portion of long-term debt            $ 94,292,693          $ 55,759,283
  Accounts payable, accrued expenses and current portion
   of other long-term liabilities                                    125,357,813           121,209,027
                                                                    ------------          ------------
  Total Current Liabilities                                          219,650,506           176,968,310
DEFERRED INCOME TAXES                                                 25,634,578            24,934,578
LONG-TERM DEBT                                                       375,486,857           427,414,169
OTHER LONG-TERM LIABILITIES                                           20,417,193            15,234,165
                                                                    ------------          ------------
  TOTAL LIABILITIES                                                  641,189,134           644,551,222
                                                                    ------------          ------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value;
 10,000,000 shares authorized; no shares issued                               --                    --
Common stocks:
   Class A, $.05 par value; 150,000,000 shares
     authorized; 9,685,516 shares issued and outstanding
     June 26, 1999; 9,581,641 shares issued and
     outstanding September 26, 1998                                     484, 276               479,082

   Class B, $.05 par value; 100,000,000 shares authorized;
     12,692,223 shares issued and outstanding June 26,
     1999; 12,784,098 shares issued and outstanding
     September 26, 1998                                                  634,611               639,205
Paid-in capital in excess of par value                                95,866,133            95,765,167
Retained earnings                                                    124,182,386           121,352,289
                                                                    ------------          ------------
Total Stockholders' Equity                                           221,167,406           218,235,743
                                                                    ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $862,356,540          $862,786,965
                                                                    ============          ============






NOTE: The balance sheet at September 26, 1998 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                 ----------------------------------
                                                   JUNE 26,               JUNE 27,
                                                     1999                   1998
                                                 ------------          ------------
Net sales                                        $452,878,199          $417,660,466
Cost of goods sold                                339,277,000           313,446,729
                                                 ------------          ------------
Gross profit                                      113,601,199           104,213,737
Operating and administrative expenses              98,839,986            91,246,054
Rental income, net                                  2,381,210             2,117,132
                                                 ------------          ------------
Income from operations                             17,142,423            15,084,815
Other income, net                                     747,748               566,827
                                                 ------------          ------------
Income before interest and income taxes            17,890,171            15,651,642
Interest expense                                    9,643,909            10,651,217
                                                 ------------          ------------
Income before income taxes                          8,246,262             5,000,425
                                                 ------------          ------------
Income taxes:
  Current                                           2,200,000               615,000
  Deferred                                            900,000             1,235,000
                                                 ------------          ------------
                                                    3,100,000             1,850,000
                                                 ------------          ------------
Net income                                       $  5,146,262          $  3,150,425
                                                 ============          ============

Per share amounts:
  Basic earnings per common share                $       0.23          $       0.14
                                                 ============          ============
  Diluted earnings per common share              $       0.23          $       0.14
                                                 ============          ============

Cash dividends per common share:
  Class A Common Stock                           $      0.165          $      0.165
                                                 ------------          ------------
  Class B Common Stock                           $      0.150          $      0.150
                                                 ------------          ------------





See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                             NINE MONTHS ENDED
                                                 --------------------------------------
                                                     JUNE 26,                JUNE 27,
                                                       1999                    1998
                                                 --------------          --------------
Net sales                                        $1,348,396,606          $1,214,221,918
Cost of goods sold                                1,014,959,558             915,432,877
                                                 --------------          --------------
Gross profit                                        333,437,048             298,789,041
Operating and administrative expenses               290,432,744             262,009,372
Rental income, net                                    6,999,321               5,064,191
                                                 --------------          --------------
Income from operations                               50,003,625              41,843,860
Other income, net                                     1,659,805               2,384,168
                                                 --------------          --------------
Income before interest and income taxes              51,663,430              44,228,028
Interest expense                                     30,332,384              29,406,139
                                                 --------------          --------------
Income before income taxes                           21,331,046              14,821,889
                                                 --------------          --------------
Income taxes:
  Current                                             7,300,000               3,200,000
  Deferred                                              700,000               2,300,000
                                                 --------------          --------------
                                                      8,000,000               5,500,000
                                                 --------------          --------------
Net income                                       $   13,331,046          $    9,321,889
                                                 ==============          ==============

Per share amounts:
  Basic earnings per common share                $         0.59          $         0.42
                                                 ==============          ==============
  Diluted earnings per common share              $         0.59          $         0.42
                                                 ==============          ==============

Cash dividends per common share:
  Class A Common Stock                           $        0.495          $        0.495
                                                 --------------          --------------
  Class B Common Stock                           $        0.450          $        0.450
                                                 --------------          --------------





See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) NINE MONTHS ENDED JUNE 26, 1999 AND JUNE 27, 1998


                                     CLASS A                   CLASS B                PAID-IN
                                  COMMON STOCK               COMMON STOCK            CAPITAL IN
                              ---------------------    -------------------------      EXCESS OF      RETAINED
                                SHARES      AMOUNT        SHARES        AMOUNT        PAR VALUE       EARNINGS            TOTAL
                              ---------    --------    -----------     ---------     -----------    -------------     -------------
Balance, September 27, 1997   9,058,441    $452,922     12,788,298     $ 639,415     $90,924,742    $ 130,965,363     $ 222,982,442
Net income                           --          --             --            --              --        9,321,889         9,321,889
Cash dividends                       --          --             --            --              --      (10,277,944)      (10,277,944)
Exercise of stock options       519,000      25,950             --            --       4,840,425               --         4,866,375
Common stock conversions          2,025         101         (2,025)         (101)             --               --                --
                              ---------    --------    -----------     ---------     -----------    -------------     -------------

Balance, June 27, 1998        9,579,466    $478,973     12,786,273     $ 639,314     $95,765,167    $ 130,009,308     $ 226,892,762
                              =========    ========    ===========     =========     ===========    =============     =============

Balance, September 26, 1998   9,581,641    $479,082     12,784,098     $ 639,205     $95,765,167    $ 121,352,289     $ 218,235,743
Net income                           --          --             --            --              --       13,331,046        13,331,046
Cash dividends                       --          --             --            --              --      (10,500,949)      (10,500,949)
Exercise of stock options        12,000         600             --            --         100,966               --           101,566
Common stock conversions         91,875       4,594        (91,875)       (4,594)             --               --                --
                              ---------    --------    -----------     ---------     -----------    -------------     -------------

BALANCE, JUNE 26, 1999        9,685,516    $484,276     12,692,223     $ 634,611     $95,866,133    $ 124,182,386     $ 221,167,406
                              =========    ========    ===========     =========     ===========    =============     =============



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                   ----------------------------------
                                                                      JUNE 26,            JUNE 27,
                                                                        1999                1998
                                                                   -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 13,331,046         $   9,321,889
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                              31,546,121            33,288,937
  Amortization of deferred gain on sale/leasebacks                     (596,172)                   --
  Gains on disposals of property and equipment                         (204,782)           (1,526,037)
  Receipt of advance payments on purchases contracts                  7,248,750                    --
  Recognition of advance payments on purchases contracts             (2,780,763)           (1,961,225)
  Deferred income taxes                                                 700,000             2,300,000
  Increase in receivables                                            (3,729,990)             (875,799)
  Increase in inventory                                              (8,689,709)           (8,849,449)
  (Increase) decrease in other assets                                  (253,894)               93,523
  Increase in accounts payable and accrued expenses                   5,967,603            20,071,896
                                                                   ------------         -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                            42,538,210            51,863,735
                                                                   ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                           299,111             3,653,843
Capital expenditures                                                (37,088,149)         (140,403,772)
                                                                   ------------         -------------
NET CASH (USED) BY INVESTING ACTIVITIES                             (36,789,038)         (136,749,929)
                                                                   ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                             56,843,729           114,293,241
Proceeds from short-term borrowings, net                              5,000,000            20,000,000
Proceeds from sale/leaseback transactions                            18,371,082                    --
Principal payments on long-term debt                                (75,237,631)          (42,958,383)
Proceeds from exercise of stock options                                 101,566             3,866,375
Dividends paid                                                      (10,500,949)          (10,277,944)
                                                                   ------------         -------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                     (5,422,203)           84,923,289
                                                                   ------------         -------------

NET INCREASE IN CASH                                                    326,969                37,095
Cash at beginning of period                                          19,121,409            25,389,386
                                                                   ------------         -------------
CASH AT END OF PERIOD                                              $ 19,448,378         $  25,426,481
                                                                   ============         =============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Nine Months Ended June 26, 1999 and June 27, 1998

A.       BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 26, 1999, and the results of operations, changes in stockholders' equity and cash flows for the three month and nine month periods ended June 26, 1999 and June 27, 1998. The adjustments made are of a normal, recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1998 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 21, 1998.

The results of operations for the three month and nine month periods ended June 26, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and nine month periods ended June 27, 1998 have been reclassified for comparative purposes.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $230,000 and $159,000 at June 26, 1999 and September 26, 1998, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                              JUNE 26,           September 26,
                                                                1999                 1998
                                                            ------------         ------------
         Accounts payable-trade                             $ 85,988,331         $ 82,057,508
         Property, payroll, and other taxes payable           10,582,531           11,304,982
         Salaries, wages and bonuses payable                   8,963,522            9,613,336
         Self-insurance reserves                               4,870,000            4,600,000
         Other                                                14,953,429           13,633,201
                                                            ------------         ------------
                                                            $125,357,813         $121,209,027
                                                            ============         ============


Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.6 million and $2.8 million for the three month periods ended June 26, 1999 and June 27, 1998, respectively. For the nine month periods ended June 26, 1999 and June 27, 1998, employee insurance expense totaled $10.5 million and $7.4 million, respectively.

D.       LONG-TERM DEBT

During the nine month period ended June 26, 1999, the Company obtained $56.8 million in long-term funding secured by equipment. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes. During the year, the Company completed several equipment sale/leaseback transactions that netted proceeds of $18.4 million. The proceeds were used to reduce unsecured lines of credit.

E.       DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 12, 1999, January 18, 1999 and on October 12, 1998 to stockholders of record on April 2, 1999, January 8, 1999 and October 2, 1998, respectively.

F.       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                           THREE MONTHS ENDED
                                                      ----------------------------
                                                       JUNE 26,          June 27,
                                                         1999              1998
                                                      -----------      -----------
BASIC:
   Net income                                         $ 5,146,262      $ 3,150,425
                                                      ===========      ===========
   Weighted average number of common shares
      outstanding                                      22,377,739       22,186,619
                                                      ===========      ===========
   Basic earnings per common share                    $       .23      $       .14
                                                      ===========      ===========
DILUTED:
   Net income                                         $ 5,146,262      $ 3,150,425
                                                      ===========      ===========
   Weighted average number of common shares and
      common stock equivalent shares outstanding       22,544,220       22,287,386
                                                      ===========      ===========
   Diluted earnings per common share                  $       .23      $       .14
                                                      ===========      ===========

The following table sets forth the computation of basic and diluted earnings per share for the nine month period indicated:


                                                            NINE MONTHS ENDED
                                                      -----------------------------
                                                        JUNE 26,          June 27,
                                                          1999              1998
                                                      ------------      -----------
BASIC:
   Net income                                         $ 13,331,046      $ 9,321,889
                                                      ============      ===========
   Weighted average number of common shares
      outstanding                                       22,375,636       22,001,381
                                                      ============      ===========
   Basic earnings per common share                    $        .59      $       .42
                                                      ============      ===========

DILUTED:
   Net income                                         $ 13,331,046      $ 9,321,889
                                                      ============      ===========
   Weighted average number of common shares and
      common stock equivalent shares outstanding        22,481,785       22,209,947
                                                      ============      ===========
   Diluted earnings per common share                  $        .59      $       .42
                                                      ============      ===========

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


RESULTS OF OPERATIONS


Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods, respectively, ended June 26, 1999 and June 27, 1998. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                          THREE MONTHS ENDED     NINE MONTHS ENDED
                                        --------------------------------------------
                                         JUNE 26,    June 27,   JUNE 26,   June 27,
                                           1999        1998       1999       1998
                                        --------------------------------------------
     Net sales                            100.0%      100.0%     100.0%     100.0%
     Gross profit                          25.1%       25.0%      24.7%      24.6%
     Operating and administrative
       expenses                            21.8%       21.8%      21.5%      21.6%
     Rental income, net                     0.5%        0.5%       0.5%       0.4%
     Other income, net                      0.1%        0.1%       0.1%       0.2%
     Income before interest and
       income taxes                         3.9%        3.8%       3.8%       3.6%
     Interest expense                       2.1%        2.6%       2.2%       2.4%
     Income before income taxes             1.8%        1.2%       1.6%       1.2%
     Income taxes                           0.7%        0.4%       0.6%       0.4%
     Net income                             1.1%        0.8%       1.0%       0.8%
     EBITDA margin(1)                       6.3%        6.6%       6.2%       6.4%

     ---------------------------------------------------
     (1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are located. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED JUNE 26, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 27,
1998

Net Sales

Net sales for the three months ended June 26, 1999 increased 8.4% to $452.9 million, compared to $417.7 million for the three months ended June 27, 1998. The fiscal year 1999 trend of strong comparable store sales growth continued in the June 1999 quarter with an increase of 7.2% over the prior year period.

Sales increases were achieved through a combination of effective marketing, highly visible community involvement and a focus on improving store conditions and customer service, as well as from rising sales in maturing new stores, remodeled stores and stores that have been replaced.

Gross Profit

Gross profit for the three months ended June 26, 1999 increased 9.0% to $113.6 million, or 25.1% of sales, compared to $104.2 million, or 25.0% of sales, for the three months ended June 27, 1998. Gross profit margins were not sacrificed, but slightly improved while achieving solid sales growth. This was accomplished by focusing on category management and from economies achieved in purchasing.

Operating and Administrative Expenses

Operating and administrative expenses increased 8.3% to $98.8 million for the three months ended June 26, 1999, from $91.2 million for the three months ended June 27, 1998. For the same period, operating and administrative expenses remained constant at 21.8% of sales. Due to increased sales and cost controls, reductions were achieved in many operating and administrative expense categories, as a percentage of sales. However, rent expense associated with the sale/leaseback of store equipment in September 1998 and in fiscal 1999 offset these reductions as rent expense replaced interest expense and depreciation. Warehouse expense grew due to a combination of increases in diesel fuel prices and employee benefit costs. A breakdown of the major increases (decreases) as a percentage of sales in operating and administrative expense categories is as follows:

                  Payroll                            (.09)%
                  Real estate rent expense           (.10)%
                  Utilities                          (.17)%
                  Depreciation                       (.45)%
                  Warehouse expense                   .12 %
                  Equipment rent expense              .77 %

Rental Income, Net

Rental income, net increased to $ 2.4 million for the June 1999 quarter from $2.1 million for the June 1998 quarter, primarily as a result of increases in gross rental income.

Other Income, Net

Other income, net increased $.1 million to $.7 million for the three months ended June 26, 1999 from $.6 million for the three months ended June 27, 1998.

Interest Expense

Interest expense decreased $1.0 million to $9.6 million for the three months ended June 26, 1999 from $10.6 million for the three months ended June 27, 1998. The reduction is mainly a result of the previously mentioned sale/leaseback transactions.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 37.6% in the June 1999 quarter compared to 37.0% in the June 1998 quarter. This increase is attributable to higher state income taxes in the June 1999 quarter.

Net Income

Net income for the June 1999 quarter increased 63.4% to $5.1 million, or 1.1% of sales, compared to $3.2 million, or .8% of sales, for the June 1998 quarter. Basic and diluted earnings per common share were $.23 for the June 1999 quarter compared to $.14 for the June 1998 quarter.



NINE MONTHS ENDED JUNE 26, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 27, 1998

Net Sales

Net sales for the nine months ended June 26, 1999 increased 11.1% to $1.348 billion, compared to $1.214 billion for the nine months ended June 27, 1998. Comparable store sales increased 7.9%.

Enhanced marketing efforts in all media, increased community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled stores contributed to the increase.

Gross Profit

Gross profit for the nine months ended June 26, 1999 increased 11.6% to $ 333.4 million, or 24.7% of sales, compared to $298.8 million, or 24.6% of sales, for the nine months ended June 27, 1998.

Operating and Administrative Expenses

Operating and administrative expenses increased 10.8% to $290.4 million for the nine months ended June 26, 1999, from $262.0 million for the nine months ended June 27, 1998. As a percentage of sales for the same period, operating and administrative expenses were 21.5% and 21.6% for June 26, 1999 and June 27, 1998, respectively. The breakdown of increases (decreases) as a percentage of sales in significant categories is as follows:

                  Payroll                            (.16)%
                  Utilities                          (.12)%
                  Depreciation                       (.39)%
                  Equipment rent expense              .66 %



Rental Income, Net

Rental income, net increased $1.9 million to $7.0 million for the June 1999 nine-month period from $5.1 million for the June 1998 nine-month period. The improvement is a result of gross rental income increases of $2.5 million, net of operating cost increases of $.6 million. The increase in gross rental income resulted primarily from the purchase of seven shopping centers during the first half of fiscal 1998.

Other Income, Net

Other income, net decreased $.7 million to $1.7 million for the nine months ended June 26, 1999 from $2.4 million for the nine months ended June 27, 1998, primarily due to gains on the sales of assets in the June 1998 period.

Interest Expense

Interest expense increased $.9 million to $30.3 million for the nine months ended June 26, 1999 from $29.4 million for the nine months ended June 27, 1998. The increase is mainly a result of additional debt incurred to fund expansion and renovation, net of decreases in interest expense resulting from the previously mentioned sale/leaseback transactions.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 37.5% in the June 1999 nine-month period compared to 37.1% in the June 1998 nine-month period.

Net Income

Net income for the June 1999 nine-month period grew 43.0% to $13.3 million, or 1.0% of sales, compared to $9.3 million, or .8% of sales, for the June 1998 nine-month period. Basic and diluted earnings per common share were $.59 for the June 1999 nine-month period compared to $.42 for the June 1998 nine-month period.

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

Capital expenditures totaled $37.1 million for the nine months ended June 26, 1999, including expenditures related to the opening of three stores, replacement of two older stores, major remodeling and expansion of one store and minor remodeling of nine stores, all of which were completed during the nine-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the remainder of fiscal 1999 and in fiscal 2000, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

The Company plans to continue to moderate its growth somewhat for the remainder of fiscal 1999, as compared to fiscal 1998, and concentrate on improving existing operations through modernized facilities and technology. Ingles capital expenditure plans for fiscal year 1999 include investments of approximately $55 million. The Company plans to perform minor remodels of four stores during the remainder of fiscal 1999. Expenditures will also include investments in stores to open in fiscal 2000 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

The Company generated $42.5 million of cash from operations for the nine months ended June 26, 1999. Increases of $3.7 million in receivables are the product of vendor rebates resulting from higher sales volume. Inventory increased $8.7 million and accounts payable increased $6.0 million to support the higher sales volume. The Company received $7.2 million in advance payments on purchase contracts.

Cash used by investing activities totaled $36.8 million. The primary use of this cash was the $37.1 million of capital expenditures during the period, which were partially offset by $.3 million of proceeds from the sale of assets.

During the June 1999 nine-month period, the Company's financing activities used $5.4 million in cash, the net result of dividend payments, long- and short-term borrowings and sale/leaseback transactions. Proceeds from long-term debt totaled $56.8 million, while payments on long-term debt were $75.2 million. Proceeds from the sale/leaseback of store and transportation equipment totaled $18.4 million.

At June 26, 1999, the Company had lines of credit with seven banks totaling $125 million. Of this amount, $65 million was unused. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company finances its expansion and renovation program primarily with cash provided from operations and from borrowings under its credit facilities. The Company typically replaces such financing, as necessary, with long-term financing secured by equipment and real estate. As of June 26, 1999, the Company had unencumbered real property and equipment with a net book value of approximately $227 million.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $19.5 million at June 26, 1999.

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

Impact of Inflation

Inflation in food prices during the first three quarters of fiscal 1999 and during fiscal 1998 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

                  Exhibit 27.1 - Financial Data Schedule for the period ended June 26, 1999 (for SEC purposes only).

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended June 26, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INGLES MARKETS, INCORPORATED

Date:  August 9, 1999                       /s/ Robert P. Ingle
                                            -----------------------------------
                                            Robert P. Ingle
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  August 9, 1999                       /s/ Brenda S. Tudor
                                            -----------------------------------
                                            Brenda S. Tudor
                                            Vice President-Finance and
                                            Chief Financial Officer