Form 10-K
period 1999-09-25
INGLES MARKETS INC
filed 1999-12-23
CIK 50493

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                         .
                               ---------------------   -----------------------
Commission File Number 0-14706
                      ---------

                          INGLES MARKETS, INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                             56-0846267
-----------------------------------        -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 6676, Asheville, NC                       28816
----------------------------------------           -----------------------------
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number,
including area code:                               (828) 669-2941
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
      Title of each class                            which registered
-------------------------------           --------------------------------------

             None                                         None
-------------------------------           --------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                     Class A Common Stock, $0.05 par value
                     Class B Common Stock, $0.05 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of December 9, 1999, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market's National Market on December 9, 1999, was approximately $108.9 million.

         As of December 9, 1999, the registrant has 9,903,239 shares of Class A Common Stock outstanding and 12,674,500 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 15, 2000, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company"), a leading supermarket chain in the Southeast, operates 206 supermarkets in Georgia (83), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama
(1). The Company's strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company's new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today's shoppers. Design features of the Company's modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a "one-stop" shopping experience. Ingles has invested in excess of $500 million over the past five years to update, expand and modernize its existing stores and build new stores.

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

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 79 shopping centers, 72 of which contain an Ingles supermarket, and owns 58 additional properties that contain a free-standing Ingles store. The Company also owns 11 undeveloped sites suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 25, 1999, Mr. Ingle retains approximately 86% of the combined voting power and 53% of the total number of shares of the Company's outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):


                                                                       Fiscal Year Ended September
                                             --------------------------------------------------------------------------
                                                      1999                      1998                      1997
                                             ----------------------    --------------------      ----------------------
  Revenues from unaffiliated customers:
  Grocery sales                              $1,733.3       95.2%      $1,586.3       95.6%      $1,482.1         95.8%
  Shopping center rentals                        15.5         .8%          12.8         .8%          10.2           .7%
  Fluid dairy                                    72.1        4.0%          60.8        3.6%          53.9          3.5%
                                             --------      -----       --------      -----       --------        -----
                                             $1,820.9      100.0%      $1,659.9      100.0%      $1,546.2        100.0%
                                             ========      =====       ========      =====       ========        =====
  Income from operations:
  Grocery sales(1)                           $   51.0       75.4%      $   31.0       70.1%      $   52.2         84.1%
  Shopping center rentals                         9.1       13.5%           7.2       16.3%           5.3          8.5%
  Fluid dairy                                     7.5       11.1%           6.0       13.6%           4.6          7.4%
                                             --------      -----       --------      -----       --------        -----
                                                 67.6      100.0%          44.2      100.0%          62.1        100.0%
                                                           =====                     =====                       =====
  Other income, net                               2.3                       2.4                       2.3
  Interest expense                               39.8                      40.1                      31.3
                                             --------                  --------                  --------
  Income before income
    taxes and extraordinary
    item                                     $   30.1                  $    6.5                  $   33.1
                                             ========                  ========                  ========

(1) Income from operations in the grocery sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement of $14.6 million.

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities where management believes the market may be underserved by existing stores.

At September 25, 1999, the Company operated 203 supermarkets under the name "Ingles", two supermarkets under the name "Best Food" and one supermarket under the name "Sav-Mor" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" and "Sav-Mor" store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                    Number of Supermarkets        Percentage of Total
                           at Fiscal              Net Sales for Fiscal
                     Year Ended September         Year Ended September
                    ----------------------      ------------------------
                    1999     1998     1997      1999      1998      1997
                    ----     ----     ----      ----      ----      ----
North Carolina       63       63       63        34%       35%       36%
South Carolina       32       32       31        14%       14%       14%
Georgia              83       84       77        40%       38%       37%
Tennessee            24       24       23        10%       11%       12%
Virginia              3        3        3         1%        1%        1%
Alabama               1        1        1         1%        1%        0%
                    ---      ---      ---       ---       ---       ---
                    206      207      198       100%      100%      100%
                    ===      ===      ===       ===       ===       ===

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

Selected statistics on the Company's supermarket operations are presented below:


                                                    Fiscal Year Ended September
                                     -----------------------------------------------------------
                                       1999         1998         1997         1996       1995(1)
                                     -------      -------      -------      -------      -------
Weighted Average Sales
    Per Store (000's)                $ 8,424      $ 7,840      $ 7,716      $ 7,710      $ 7,445
Total Square Feet at
    End of Year (000's)                8,400        8,287        7,506        6,746        6,217
Average Total Square
    Feet per Store                    40,776       40,038       37,912       35,886       34,160
Average Square Feet of
    Selling Space per Store (2)       28,543       28,026       26,538       25,120       23,912

(1) Fiscal 1995 was a 53-week year.
(2) Selling space is estimated to be 70% of total store square footage.

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

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company currently carries two private label lines: "Laura Lynn," its primary line named after the founder's daughter, and "Ingles Best." Ingles' private labels cover a broad range of products throughout the store, such as milk, bread, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers' cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

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

Purchasing and Distribution

The Company supplies approximately 67% of its supermarkets' inventory requirements from its modern 760,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 13% of the Company's other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. ("MDI"), a wholesale grocery distributor with which the Company has had a continuing relationship for the last thirty years. Purchases from MDI were approximately $184 million in 1999, $181 million in 1998 and $159 million in 1997. MDI owned approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 25, 1999. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 20% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company's stores by a fleet of 110 tractors and 403 trailers that the Company operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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


                                      ------     -------     -------     -------     ------
                                       1999        1998        1997        1996       1995
                                      ------     -------     -------     -------     ------
Number of Stores:
    Opened                                 3          11          11           7           7
    Closed stores (1)                      4           2           1           1          --
    Major remodels and
      replacements                         3           9           5           7          18
    Minor remodels                        16          10          16          12          --
    Stores open at end of period         206         207         198         188         182
Size of Stores:
    Less than 30,000 sq. ft               32          35          39          44          47
    30,000 up to 42,000 sq. ft            71          74          80          82          87
    42,001 up to 52,000 sq. ft            41          40          37          36          36
    Greater than 52,000 sq. ft            62          58          42          26          12
    Average store size (sq. ft.)      40,776      40,038      37,912      35,886      34,160


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

Employees and Labor Relations

At September 25, 1999, the Company had approximately 13,500 employees, of which 93% are supermarket personnel. Approximately 53% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

Item 2.  PROPERTIES

Owned Properties.

The Company owns and operates 79 shopping centers, 72 of which contain an Ingles supermarket, and owns 58 additional properties that contain a free-standing Ingles store. The Company also owns 11 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The shopping centers owned by the Company contain an aggregate of 5.8 million square feet of leasable space, of which 2.6 million square feet is used by the Company's supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

         Size                                                         Number
         ----                                                         ------
         Less than 50,000 square feet                                    27
         50,000 - 100,000 square feet                                    35
         More than 100,000 square feet                                   17
                                                                         --
            Total                                                        79
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

Certain long-term debt of the Company is secured by owned properties. See Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties.

The Company operates supermarkets at 76 leased locations from various unaffiliated third parties. The Company also holds ten leased supermarket facilities in which it is not currently operating. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from
 .75% to 1%) for sales in excess of a specified amount.

Rental rates generally range from $2.00 to $6.50 per square foot. During fiscal years 1999, 1998 and 1997, the Company paid a total of $14.8 million, $14.7 million and $11.5 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 25, 1999, with respect to the initial and any renewal option terms of leases of supermarkets not located in shopping centers operated by the Company:

           Year of Expiration                        Number of Stores
           (Including Renewal Terms)               With Leases Expiring
           --------------------------           ----------------------------
           2000-2019                                        17
           2020-2039                                        10
           2040 or after                                    59

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


                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holders' shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 9, 1999, there were approximately 1,115 holders of record of the Company's Class A

Common Stock (approximately 6,700 beneficial holders) and 239 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      1999 Fiscal Year                                   High             Low
      ----------------                                   ----             ---
      First Quarter (ended December 26, 1998)         $13-9/32         $10-3/8
      Second Quarter (ended March 27, 1999)           $12-1/4          $10-7/8
      Third Quarter (ended June 26, 1999)             $13-1/4          $10-3/4
      Fourth Quarter (ended September 25, 1999)       $15-1/2          $12-3/4

      1998 Fiscal Year                                   High             Low
      ----------------                                   ----             ---
      First Quarter (ended December 27, 1997)         $14-3/4          $12-3/4
      Second Quarter (ended March 28, 1998)           $14-1/2          $12-5/16
      Third Quarter (ended June 27, 1998)             $13-5/8          $11-5/8
      Fourth Quarter (ended September 26, 1998)       $14-1/2          $10-3/4

On December 9, 1999, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $11 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 1999 and fiscal 1998 the Company paid quarterly dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 6 to the Consolidated Financial Statements of this report on Form 10-K).

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

Selected Income Statement Data for the Year Ended September
(in thousands except per share amounts)


                                                  1999            1998            1997            1996            1995
                                              ----------      ----------      ----------      ----------      ----------
Net Sales                                     $1,805,375      $1,647,152      $1,535,976      $1,472,578      $1,385,127
Gross Profit                                     450,445         408,681         376,790         345,648         317,239
Income Before
   Extraordinary Item (1)                         18,750           4,163          20,463          20,731          17,023
Diluted Earnings per Common Share Before
   Extraordinary Item (1)                            .83             .19             .95            1.04             .88

Cash Dividends per
   Common Share
Class A                                              .66             .66             .66             .66             .66

Class B                                              .60             .60             .60             .60             .60


Selected Balance Sheet Data at September
(in thousands)
                                                  1999            1998            1997            1996            1995
                                              ----------      ----------      ----------      ----------      ----------
Current Assets                                $  212,761      $  196,039      $  188,408      $  169,915      $  155,828
Property and Equipment,
   net                                           656,707         661,772         606,363         530,228         450,541
Total Assets                                     873,171         862,787         802,583         707,965         611,827
Current Liabilities,
   including Current
   Portion of Long-Term
     Debt                                        203,645         176,968         158,124         161,409         135,019
Long-Term Liabilities,
   net of Current Portion                        417,389         442,648         395,042         349,511         292,765
Stockholders' Equity                             224,122         218,236         222,982         175,010         163,816

(1) During fiscal 1998, the Company recorded a non-recurring charge relating to a litigation settlement of $14.6 million, or ($.41) per share.

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

RESULTS OF OPERATIONS

         Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 25, 1999, September 26, 1998 and September 27, 1997 all include 52 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

         The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:


                                                                                 Fiscal Years Ended
                                                             -------------------------------------------------------------
                                                               SEPTEMBER 25,          September 26,         September 27,
                                                                   1999                   1998                   1997
                                                             ----------------       ----------------      ----------------
     Net sales                                                      100.0%                 100.0%                100.0%
     Gross profit                                                    25.0                   24.8                  24.5
     Operating and administrative
       expenses                                                      21.7                   21.7                  20.8
     Rental income, net                                               0.5                    0.4                   0.3
     Non-recurring charge                                              --                    0.9                    --
     Other income, net                                                0.1                    0.2                   0.1
     Income before interest, income
       taxes and extraordinary item                                   3.9                    2.8                   4.1
     Interest expense                                                 2.2                    2.4                   2.0
     Income before income taxes
       and extraordinary item                                         1.7                    0.4                   2.1
     Income taxes                                                     0.7                    0.1                   0.8
     Income before extraordinary item                                 1.0                    0.3                   1.3
     EBITDA (1)                                                       6.2                    6.5                   6.7


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

FISCAL YEAR ENDED SEPTEMBER 25, 1999 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 26, 1998

         Net Sales. Fiscal 1999 was the 35th consecutive year Ingles achieved an increase in net sales. Comparable store sales grew 7.1%, the largest comparable sales growth in five years. Net sales for the fiscal year ended September 25, 1999 increased 9.6% to $1.805 billion compared with $1.647 billion for the fiscal year ended September 26, 1998.

         During fiscal 1999, Ingles opened three stores, replaced two stores and closed four older stores. In addition, Ingles completed a major remodel and expansion of one store and minor remodels of 16 stores. Retail square footage increased by 1.4% to 8.4 million square feet. A combination of successful marketing and highly visible community involvement, as well as improving store conditions and customer service fueled sales growth. Investments made in maturing new stores, remodeled stores and stores that have been replaced also were contributors to sales growth.

         Gross Profit. Gross profit for the fiscal year ended September 25, 1999 increased 10.2% to $450.4 million, or 25.0% of sales, compared to $408.7 million, or 24.8% of sales, for the fiscal year ended September 26, 1998. A focus on product management, economies achieved through purchasing and increased sales in higher margin perishable departments all contributed to the margin growth.

         Operating and Administrative Expenses. Operating and administrative expenses increased 9.8% to $391.9 million for the year ended September 25, 1999, from $357.1 million for the year ended September 26, 1998. For the same period, operating and administrative expenses, as a percentage of sales, remained constant at 21.7%. Due to increased sales and cost controls, Ingles achieved reductions in many operating and administrative expense categories, when viewed as a percentage of sales. However, rent expense increased due to several sale/leaseback transactions of newer store equipment. Because the Company no longer owned the equipment, this increase was partially offset by decreases in depreciation and interest expenses. Insurance expense increased due to a combination of a larger volume of claims under both the Company's self insured workers compensation and group medical coverages, as well as for premiums on expanded liability insurance coverage in fiscal 1999. A breakdown of the major increases (decreases) as a percentage of sales in operating and administrative expense categories is as follows:

               Equipment rent expense                       .68 %
               Depreciation and amortization               (.43)%
               Salaries and wages                          (.15)%
               Insurance                                    .15 %
               Utilities                                   (.10)%
               Taxes and licenses                          (.09)%
               Rent-buildings and land                     (.08)%

         Non-recurring Charge. The non-recurring charge of $14.6 million in fiscal 1998 resulted from a settlement that was reached with the plaintiffs in a lawsuit alleging gender discrimination, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998. Four employees alleging gender discrimination on behalf of past, current and future female Ingles employees filed the lawsuit. Ingles continues to deny the material allegations contained in the complaint. As a result of the agreement, which includes a stipulation that the case should be treated as a class action for settlement purposes only, Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys are being made over a three-year period. In addition, Ingles has agreed to establish or enhance certain human resource programs.

         Rental Income, Net. Rental income, net increased to $9.1 million for the 1999 year from $7.2 million for the 1998 year. The improvement consists of gross rental income increases of $2.8 million, net of operating cost increases of $.9 million. The rise in gross rental income was due primarily to the full year contribution of rental income from seven shopping centers purchased during the first half of fiscal 1998.

         Other Income, Net. Other income, net decreased $.1 million to $2.3 million for the year ended September 25, 1999 from $2.4 million for the year ended September 26, 1998. Other income, net includes $.2 million in gains on the sale of assets for the year ended September 25, 1999 and $1.2 million in gains on the sale of assets for the year ended September 26, 1998. Other income, net for fiscal 1999 also includes $.9 million in amortization of deferred gains resulting from the above mentioned sale/leasebacks of store equipment.

         Income Before Interest, Income Taxes and Extraordinary Item. Income before interest, income taxes and the extraordinary item increased $23.4 million to $69.9 million, or 3.9% of sales, during the 1999 year compared to $46.6 million, or 2.8% of sales, during the 1998 year. The non-recurring charge in 1998 accounted for $14.6 million of the increase.

         Interest Expense. Interest expense decreased $.3 million for the year ended September 25, 1999 to $39.8 million from $40.1 million for the year ended September 26, 1998. The decrease resulted from the previously mentioned sale/leaseback of store equipment partially offset by interest on additional debt incurred to fund expansion and renovation. Capital expenditures for the 1999 fiscal year totaled $52.2 million.

         Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.8% in the 1999 year compared to 35.6% in fiscal 1998, due primarily to the substantially higher earnings achieved by the Company.

         Net Income. Net income for the 1999 fiscal year was $18.7 million, or 1.0% of sales, compared to $4.2 million, or .3% of sales, for the 1998 fiscal year. Basic and diluted earnings per common share were $.83 for the 1999 year compared to $.19 for the 1998 year. Excluding the nonrecurring charge in fiscal 1998, net income increased 41.4% for the year ended September 25, 1999 over the prior fiscal year.

Fiscal Year Ended September 26, 1998 Compared to Fiscal Year Ended September 27, 1997

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

         Perishable department sales experienced the largest percentage growth during fiscal year 1998 due to the increased perishable space available in the newer larger stores. Effective merchandising and marketing techniques in all departments improved sales overall. In fiscal 1998, Ingles began a marketing campaign, "Register Tapes for Education", that rewarded schools with education supplies and equipment for collecting Ingles register tapes. Customer response to the program has been positive and the program was continued in fiscal 1999.

         Gross Profit. Gross profit for the fiscal year ended September 26, 1998 increased 8.5% to $408.7 million, or 24.8% of sales, compared to $376.8 million, or 24.5% of sales, for the fiscal year ended September 27, 1997. Increased sales in the higher margin perishable departments were the primary reason for the increase. The expansion of perishable departments and a wider selection in the grocery departments is part of the Company's ongoing modernization strategy. Improved private label sales, as well as effective product management initiatives also contributed to the gross profit improvement.

         Operating and Administrative Expenses. Operating and administrative expenses increased 11.6% to $357.1 million for the year ended September 26, 1998, or 21.7% of sales, from $320.0 million, or 20.8% of sales, for the year ended September 27, 1997. Higher payroll, depreciation and other operating costs related to the new, larger store format and rent expense and other associated costs for the portion of time that 13 supermarket facilities purchased from Bruno's, Inc. were unoccupied contributed to the increase. Warehousing and transportation expenses, as a percentage of sales, declined due to efficiencies related to increased store sales, as well as decreases in diesel fuel costs.

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

         The Company's expansion and modernization of its store base resulted in increases during fiscal 1998 in depreciation and amortization expense, utilities and property taxes as larger, more capital intensive stores were constructed.

         Rental Income, Net. Rental income, net increased to $7.2 million for the 1998 fiscal year from $5.3 million for the 1997 fiscal year. The improvement consists of gross rental income increases of $2.6 million, net of operating cost increases of $.7 million. The rise in gross rental income was due primarily to the purchase of seven shopping centers in fiscal 1998.

         Non-recurring Charge. The non-recurring charge of $14.6 million in fiscal 1998 resulted from a settlement that was reached with the plaintiffs in a lawsuit alleging gender discrimination, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998. See previous discussion under the heading "Fiscal Year Ended September 25, 1999 compared to Fiscal Year Ended September 26,1998" for further details.

         Other Income, Net. Other income, net increased $.1 million to $2.4 million for the year ended September 26, 1998 from $2.3 million for the year ended September 27, 1997. Other income, net includes $1.2 million in gains on the sale of assets for the year ended September 26, 1998 and $.8 million in gains on the sale of assets for the year ended September 27, 1997.

         Income Before Interest, Income Taxes and Extraordinary Item. Income before interest, income taxes and the extraordinary item decreased $17.8 million to $46.6 million, or 2.8% of sales, during the 1998 fiscal year compared to $64.4 million, or 4.1% of sales during the 1997 year. The non-recurring charge in fiscal 1998 accounted for $14.6 million of the decrease.

         Interest Expense. Interest expense increased $8.8 million to $40.1 million for the year ended September 26, 1998 from $31.3 million for the year ended September 27, 1997 mainly as a result of additional debt incurred to fund expansion and renovation. Capital expenditures for the 1998 fiscal year totaled $155.9 million. The Company has incurred additional costs in its ongoing effort to open new stores and modernize its existing store base. Retail square footage increased 10.4% to 8.3 million square feet in fiscal 1998 from 7.5 million square feet in fiscal 1997.

         Income Taxes. Income tax expense as a percentage of pre-tax income declined to 35.6% in the 1998 fiscal year compared to 38.1% in the 1997 fiscal year, due primarily to the Work Opportunity Tax Credit and lower state income taxes.

         Net Income. Net income for the 1998 fiscal year was $4.2 million, or .3% of sales, compared to $19.9 million, or 1.3% of sales, for the 1997 fiscal year. Basic earnings per common share were $.19 for the 1998 fiscal year ($.60 per share excluding the non-recurring charge) compared to $.95 for the 1997 fiscal year. Diluted earnings per common share were $.19 per share for the 1998 fiscal year ($.60 per share excluding the non-recurring charge) compared to $.92 per share for the 1997 fiscal year.

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

         Capital expenditures totaled $52.2 million for the fiscal year ended September 25, 1999, including the development and opening of three stores, the replacement of two older stores, major remodel and expansion of one store and minor remodels at 16 stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

         Ingles capital expenditure plans for fiscal 2000 include investments of approximately $75 million. The Company plans to open four new stores, replace eight existing stores and perform two major remodel/expansions and 14 minor remodels. Expenditures will also include investments in stores expected to open in fiscal 2001 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

         The Company generated $59.4 million of cash from operations in 1999. The Company received $8.3 million in advance payments on purchases contracts. Increases in receivables of $5.5 million are the product of vendor rebates resulting from higher sales volume. Inventory increased $15.8 million and accounts payable increased $13.9 million to support the higher sales volume.

         Cash used by investing activities totaled $51.9 million. The primary use of this cash was the $52.2 million of capital expenditures during the period, which were partially offset by $.3 million of proceeds from the sale of assets.

         During 1999, the Company's financing activities used $12.7 million in cash, the net result of long and short-term borrowings, sale/leaseback transactions and dividend payments. Proceeds from long-term debt totaled $85.3 million, while payments on long-term debt were $83.5 million. Proceeds from the sale/leaseback transactions totaled $18.4 million, payments on short-term borrowings were $20.0 million and dividend payments were $14.0 million.

         At September 25, 1999, the Company had lines of credit with seven banks totaling $125.0 million; of this amount $56.5 million was unused. The $68.5 million outstanding under lines of credit at September 25, 1999 mature in fiscal years 2000 and 2001, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 25, 1999.

         The Company finances its expansion and renovation program primarily with cash provided from operations and from borrowings under its credit facilities. The Company typically replaces such financing, as necessary, with long-term financing secured by equipment and real estate. As of September 25, 1999, the Company had unencumbered real property and equipment with a net book value of approximately $230 million.

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

         In addition, it is possible that, in the future, the Company's results of operations and financial condition will be different from that described in this report based on a number of intangible factors, many of which are outside the Company's control. Factors that may affect results include changes in business and economic conditions generally in Ingles' operating area, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics. It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Quarterly Cash Dividends

         Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

         The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $22.5 million, based on tangible net worth at September 25, 1999.

Self-Insurance

         The Company is self-insured for workers compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The majority of the Company's properties are self-insured for casualty losses and business interruption, however liability coverage is maintained. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Impact of Inflation

         Inflation in food prices during fiscal 1999, 1998 and 1997 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The Company is still determining how SFAS 133 will impact the financial statements.

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

         The Company upgraded and replaced equipment and software in our stores during 1999, both for year 2000 compliance and as part of an unrelated project to replace our current in-store systems with an expanded suite of back office products. The capitalized costs of the new technology was approximately $5.3 million of which $1.4 million was paid in fiscal 1999. The additional $3.9 million has been or will be paid in fiscal 2000. In addition to replacing store technology, other expenditures required to make remaining hardware and software Year 2000 compliant totaled approximately $.8 million. These expenditures were expensed as incurred. The Company believes itself to be compliant as of the date of this report.

         As part of the Year 2000 Project, the Company has identified relationships with third parties, including vendors, suppliers, and service providers, whom the Company believes are critical to its business operations. Although the Company considered several factors in identifying these critical relationships, the Company concentrated its communication efforts with suppliers and vendors from whom the company makes annual purchases in excess of $500 thousand. The Company has communicated with these third parties through letters and interviews in an effort to determine the extent to which they have addressed their Year 2000 compliance issues. The Company has received responses from its critical suppliers, the majority of which have indicated they anticipate being Year 2000 compliant.

         The Company cannot assure that there will not be an adverse impact on the Company if third parties have not appropriately addressed their Year 2000 issues. Possible consequences in such event include, but are not limited to, loss of communications with stores, loss of electric power, the inability of vendors to supply timely delivery of inventory and an inability to process customer transactions or otherwise engage in similar normal business activities.

         Although the Company does not believe the actual impact of any system failures related to the century change will be material, the Company has developed various contingency plans with its critical suppliers and certain other vendors in order to assure the timely delivery of inventory and continuance of normal business activities following the year change. The Company has also developed contingency plans to respond to unexpected system failures in the stores.

         The above assessment is based on management's best estimates and may be updated from time to time as additional information becomes available.

Forward Looking Statements

         This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. The words "expect", "anticipate", "intend", "plan", "believe", "seek" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent risks and uncertainties including, among others: business and economic conditions generally in the Company's operating area; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company's operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of bank debt to finance its retail grocery and real estate lines of business.

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes borrowings under lines of credit. These lines, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit as necessary, with long-term fixed rate financing secured by equipment and real estate. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company's interest rate risk profile.

         The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 25, 1999 and September 26, 1998 (in thousands):


 September 25, 1999
 -----------------                                                                                                     Fair
                          2000            2001          2002        2003        2004       Thereafter     Total       Value
 ----------------------------------------------------------------------------------------------------------------------------
 Lines of credit          10,000          58,500           --          --          --              --     68,500     68,500
 Average interest
 rate (variable)            6.62%           6.64%          --          --          --              --       6.64%

 Long-term debt           52,002          54,945       43,905      33,408      24,829         187,405    396,494    397,114

 Average interest
 rate (fixed)               8.11%           8.11%        8.02%       8.11%       8.29%           8.91%      8.49%
 ----------------------------------------------------------------------------------------------------------------------------


 September 26, 1998
 -----------------                                                                                                     Fair
                         1999            2000         2001         2002         2003      Thereafter    Total         Value
 ----------------------------------------------------------------------------------------------------------------------------
 Lines of credit           --          80,000           --           --           --           --       80,000        80,000
 Average interest
 rate (variable)           --            6.79%          --           --           --           --         6.79%

 Long-term debt        55,759          49,845       41,775       32,540       21,127      202,127      403,173       423,917

 Average interest
 rate (fixed)            8.28%           8.25%        8.20%        8.11%        8.30%        8.89%        8.56%           --

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 25, 1999, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 26 through 50 of this report on Form 10-K:

         Report of Ernst & Young LLP, Independent Auditors;

         Consolidated Balance Sheets as of September 25, 1999 and September 26, 1998;

         Consolidated Statements of Income for the years ended September 25, 1999, September 26, 1998, and September 27,1997;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 25, 1999, September 26, 1998, and September 27,1997;

         Consolidated Statements of Cash Flows for the years ended September 25, 1999, September 26, 1998, and September 27,1997;

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 15, 2000, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 15, 2000, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 15, 2000, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "ELECTION OF DIRECTORS Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 15, 2000, to be filed with the Commission.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) Documents filed as part of this report:

                  1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

                  Consolidated Balance Sheets as of September 25, 1999 and September 26, 1998;

                  Consolidated Statements of Income for the years ended September 25, 1999, September 26, 1998, and September 27,1997;

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended September 25, 1999, September 26, 1998, and September 27,1997;

                  Consolidated Statements of Cash Flows for the years ended September 25, 1999, September 26, 1998, and September 27, 1997;

                  Notes to Consolidated Financial Statements.

                  2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 51 of this report:

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

10.2 Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust as amended through June 30, 1995, along with first, second and third amendments thereto. (Included as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on March 16, 1999, File No. 333-74459, previously filed with the Commission and incorporated herein by this reference.)

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

10.4 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).
---------------------------------

         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 25, 1999.

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

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS





 Stockholders and Board of Directors
 Ingles Markets, Incorporated


 We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 25, 1999 and September 26, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 25, 1999. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 25, 1999 and September 26, 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 25, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                       /s/ ERNST & YOUNG LLP



 Greenville, South Carolina
 November 12, 1999

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998


ASSETS                                                      1999              1998
--------------------------------------------------      ------------      ------------
CURRENT ASSETS:
 Cash                                                   $ 13,959,751      $ 19,121,409
 Receivables (less allowance for doubtful accounts
  of $185,070 - 1999 and $158,643 - 1998)                 25,798,505        20,671,972
 Inventories                                             167,011,044       151,222,136
 Refundable income taxes                                   1,500,000         1,000,000
 Other                                                     4,491,490         4,023,916
                                                        ------------      ------------
 Total current assets                                    212,760,790       196,039,433

PROPERTY AND EQUIPMENT:
 Land                                                    169,976,435       161,977,102
 Construction in progress                                 11,562,748        10,040,063
 Buildings                                               442,847,083       427,634,593
 Store, office and warehouse equipment                   285,331,792       275,824,767
 Transportation equipment                                 17,168,399        20,211,308
 Property under capital leases                               540,554           151,264
 Leasehold improvements                                   36,365,578        35,571,367
                                                        ------------      ------------
 Total                                                   963,792,589       931,410,464
 Less accumulated depreciation and amortization          307,085,895       269,638,282
                                                        ------------      ------------
 Property and equipment - net                            656,706,694       661,772,182

OTHER ASSETS                                               3,703,590         4,975,350
                                                        ------------      ------------

TOTAL ASSETS                                            $873,171,074      $862,786,965
                                                        ============      ============








See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998


LIABILITIES AND STOCKHOLDERS' EQUITY                       1999              1998
-------------------------------------------------      ------------      ------------
CURRENT LIABILITIES:
 Short-term loans and current portion of
  long-term debt                                       $ 62,002,254      $ 55,759,283

 Accounts payable, accrued expenses and
  current portion of other long-term liabilities        141,643,477       121,209,027
                                                       ------------      ------------

 Total current liabilities                              203,645,731       176,968,310

DEFERRED INCOME TAXES                                    28,014,578        24,934,578

LONG-TERM DEBT                                          402,992,151       427,414,169

OTHER LONG-TERM LIABILITIES                              14,396,758        15,234,165
                                                       ------------      ------------

Total liabilities                                       649,049,218       644,551,222
                                                       ------------      ------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value;
  10,000,000 shares authorized; no shares issued                 --                --

 Common stocks:
  Class A, $.05 par value; 150,000,000 shares
   authorized; issued and outstanding, 9,786,491
   shares in 1999, 9,581,641 shares in 1998                 489,324           479,082

  Class B, $.05 par value; 100,000,000 shares
   authorized; issued and outstanding, 12,691,248
   shares in 1999, 12,784,098 shares in 1998                634,563           639,205

 Paid-in capital in excess of par value                  96,898,633        95,765,167
 Retained earnings                                      126,099,336       121,352,289
                                                       ------------      ------------
 Total stockholders' equity                             224,121,856       218,235,743
                                                       ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                $873,171,074      $862,786,965
                                                       ============      ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 25, 1999,
    SEPTEMBER 26, 1998 AND SEPTEMBER 27, 1997


                                                  1999                 1998                  1997
                                             --------------      ---------------       ---------------
Net sales                                    $1,805,375,478      $ 1,647,151,548       $ 1,535,976,275
Cost of goods sold                            1,354,930,433        1,238,470,676         1,159,186,408
                                             --------------      ---------------       ---------------
Gross profit                                    450,445,045          408,680,872           376,789,867
Operating and administrative expenses           391,910,419          357,067,958           319,979,774
Rental income, net                                9,077,582            7,176,437             5,276,493
Non-recurring charge                                     --           14,636,764                    --
                                             --------------      ---------------       ---------------
Income from operations                           67,612,208           44,152,587            62,086,586

Other income, net                                 2,323,016            2,428,139             2,282,794
                                             --------------      ---------------       ---------------
Income before interest, income
  taxes and extraordinary item                   69,935,224           46,580,726            64,369,380

Interest expense                                 39,785,283           40,117,302            31,305,766
                                             --------------      ---------------       ---------------
Income before income taxes and
  extraordinary item                             30,149,941            6,463,424            33,063,614
                                             --------------      ---------------       ---------------
Income taxes:
Current                                           8,150,000            4,300,000             8,200,000
Deferred                                          3,250,000           (2,000,000)            4,400,000
                                             --------------      ---------------       ---------------
                                                 11,400,000            2,300,000            12,600,000

                                             --------------      ---------------       ---------------
Income before extraordinary item                 18,749,941            4,163,424            20,463,614

Extraordinary item-early extinguishment
  of debt (net of income tax benefit)                    --                   --              (565,275)
                                             --------------      ---------------       ---------------
Net income                                   $   18,749,941      $     4,163,424       $    19,898,339
                                             ==============      ===============       ===============
Per-share amounts:
 Earnings per common share:
   Basic earnings per common share before
     extraordinary item                      $          .83      $           .19       $           .98
   Extraordinary item-early
     extinguishment of debt                              --                   --                  (.03)
                                             --------------      ---------------       ---------------
  Basic earnings per common share            $          .83      $           .19       $           .95
                                             ==============      ===============       ===============
  Diluted earnings per common share
    before extraordinary item                $          .83      $           .19       $           .95
  Extraordinary item-early
    extinguishment of debt                               --                   --                  (.03)
                                             --------------      ---------------       ---------------
   Diluted earnings per common share         $          .83      $           .19       $           .92
                                             ==============      ===============       ===============
 Cash dividends per common share:
   Class A                                   $          .66      $           .66       $           .66
                                             --------------      ---------------       ---------------

   Class B                                   $          .60      $           .60       $           .60
                                             --------------      ---------------       ---------------


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 25, 1999, SEPTEMBER 26, 1998
    AND SEPTEMBER 27, 1997

                                                                                     PAID-IN
                                    CLASS A                    CLASS B              CAPITAL IN
                                 COMMON STOCK                COMMON STOCK            EXCESS OF         RETAINED
                              SHARES       AMOUNT       SHARES         AMOUNT        PAR VALUE         EARNINGS           TOTAL
                             ---------    --------    -----------   -----------     ------------     -------------    -------------
Balance,
September 28, 1996           5,097,291    $254,864     13,006,859   $   650,344     $ 50,139,088     $ 123,965,566    $ 175,009,862
Net income                          --          --             --            --               --        19,898,339       19,898,339
Cash dividends                      --          --             --            --               --       (12,898,542)     (12,898,542)
Exercise of stock options      439,200      21,960             --            --        4,283,565                --        4,305,525
Conversion of convertible
  subordinated debentures    3,303,389     165,169             --            --       36,502,089                --       36,667,258
Common stock conversions       218,561      10,929       (218,561)      (10,929)              --                --               --
                             ---------    --------    -----------   -----------     ------------     -------------    -------------

Balance,
September 27, 1997           9,058,441     452,922     12,788,298       639,415       90,924,742       130,965,363      222,982,442
Net income                          --          --             --            --               --         4,163,424        4,163,424
Cash dividends                      --          --             --            --               --       (13,776,498)     (13,776,498)
Exercise of stock options      519,000      25,950             --            --        4,840,425                --        4,866,375
Common stock conversions         4,200         210         (4,200)         (210)              --                --               --
                             ---------    --------    -----------   -----------     ------------     -------------    -------------

Balance,
September 26, 1998           9,581,641     479,082     12,784,098       639,205       95,765,167       121,352,289      218,235,743
Net income                          --          --             --            --               --        18,749,941       18,749,941
Cash dividends                      --          --             --            --               --       (14,002,894)     (14,002,894)
Exercise of stock options      112,000       5,600             --            --        1,133,466                --        1,139,066
Common stock conversions        92,850       4,642        (92,850)       (4,642)              --                --               --
                             ---------    --------    -----------   -----------     ------------     -------------    -------------
BALANCE,
  SEPTEMBER 25, 1999         9,786,491    $489,324     12,691,248   $   634,563     $ 96,898,633     $ 126,099,336    $ 224,121,856
                             =========    ========    ===========   ===========     ============     =============    =============

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 25, 1999, SEPTEMBER 26, 1998
    AND SEPTEMBER 27, 1997


                                                                  1999              1998              1997
                                                             -------------     -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $  18,749,941     $   4,163,424     $  19,898,339
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization expense                         41,923,239        45,615,701        38,513,154


  Extraordinary item-early extinguishment of debt (net of
    income tax benefit)                                                 --                --           565,275

Non-recurring charge                                                    --        14,636,764                --

Amortization of deferred gain on sale/leaseback of
  equipment                                                       (874,887)               --                --
Gains on disposals of property and equipment                      (199,534)       (1,174,006)         (630,970)
Receipt of advance payments on purchases contracts               8,251,750           800,000         1,474,000
Recognition of advance payments on purchases contracts          (3,791,439)       (2,494,074)       (3,512,413)
Deferred income taxes                                            3,250,000        (2,000,000)        4,400,000

Increase in receivables                                         (5,488,536)       (1,142,281)       (2,741,091)
Increase in inventory                                          (15,788,908)       (9,962,207)      (12,895,494)
(Increase) decrease in other assets                               (527,780)          359,957        (1,016,722)

Increase (decrease) in accounts payable and accrued
  expenses                                                      13,933,370        22,615,532        (7,080,934)
                                                             -------------     -------------     -------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                       59,437,216        71,418,810        36,973,144
                                                             -------------     -------------     -------------


CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                      294,371         3,915,246         1,237,513

Capital expenditures                                           (52,221,452)     (155,941,246)     (114,105,097)
                                                             -------------     -------------     -------------
NET CASH (USED) BY INVESTING ACTIVITIES                        (51,927,081)     (152,026,000)     (112,867,584)
                                                             -------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                        85,343,729       141,116,215       157,240,495

Proceeds from sale/leaseback transactions                        18,371,082        50,725,607                --

Payments on short-term borrowings, net                         (20,000,000)      (10,000,000)               --
Principal payments on long-term debt                           (83,522,776)      (97,592,486)      (68,501,655)
Proceeds from exercise of stock options                          1,139,066         3,866,375         3,025,525

Dividends paid                                                 (14,002,894)      (13,776,498)      (12,898,542)
                                                             -------------     -------------     -------------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES               (12,671,793)       74,339,213        78,865,823
                                                             -------------     -------------     -------------

NET (DECREASE) INCREASE IN CASH                                 (5,161,658)       (6,267,977)        2,971,383
Cash at Beginning of Year                                       19,121,409        25,389,386        22,418,003
                                                             -------------     -------------     -------------
CASH AT END OF YEAR                                          $  13,959,751     $  19,121,409     $  25,389,386
                                                             =============     =============     =============



See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc. and Milkco, Inc. (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 1999, 1998 and 1997 each consisted of 52 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 25, 1999, there were no investments in commercial paper or reverse repurchase agreements. Demand deposits of approximately $7.7 million in 21 banks exceed the $100,000 insurance limit per bank.

INVENTORIES - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method.

SELF-INSURANCE - The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 1999, the Company's self-insured liabilities were supported by $5.7 million of undrawn letters of credit. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

INCOME TAXES - The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes". Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

PRE-OPENING COSTS - Costs associated with the opening of new stores are expensed when incurred.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

RECLASSIFICATIONS - Certain amounts for 1998 and 1997 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period.

Diluted earnings per common share gives effect to dilutive stock options and the assumed conversion in 1997, if dilutive, of the Convertible Subordinated Debentures, after elimination of related interest expense, net of the bonus and income tax effect.

ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $22.3 million, $20.2 million and $19.1 million for fiscal years 1999, 1998 and 1997, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The Company is still determining how SFAS 133 will impact the financial statements.

2.  INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997


                                             SEPTEMBER 25,     September 26,
                                                  1999              1998
                                             -------------     -------------
Deferred tax liabilities:
  Fixed asset tax/book differences           $  36,164,000     $  31,557,000
  Property tax method                              746,000           523,000
  Inventory                                        598,000                --
                                             -------------     -------------
    Total deferred tax liabilities              37,508,000        32,080,000
                                             -------------     -------------
Deferred tax assets:
  Insurance reserves                             3,078,000         2,421,000
  Advance payments on purchases contracts          638,000           569,000
  Litigation settlement                          5,470,000         5,444,000
  Vacation accrual                                 567,000           448,000
  Deferred gain on sale/leaseback                1,144,000           744,000
  Closed store accrual                           1,054,000           879,000
  Other                                            993,000           261,000
                                             -------------     -------------
    Total deferred tax assets                   12,944,000        10,766,000
                                             -------------     -------------
Net deferred tax liabilities                 $  24,564,000     $  21,314,000
                                             =============     =============

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

                                                      1999             1998             1997
                                                 ------------     ------------     ------------

Federal tax at statutory rate                    $ 10,552,000     $  2,262,000     $ 11,572,000
State income tax, net of federal tax benefits         980,000          (98,000)       1,005,000
Other                                                (132,000)         136,000           23,000
                                                 ------------     ------------     ------------
Total                                            $ 11,400,000     $  2,300,000     $ 12,600,000
                                                 ============     ============     ============


Income taxes payable of $.8 million at September 25, 1999 and $1.4 million at September 26, 1998 are included in the accompanying balance sheets in accounts payable and accrued expenses.

Current and deferred income tax expense is as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1996

                                  1999             1998             1997
                             ------------     ------------     ------------
Current:
  Federal                    $  7,350,000     $  4,200,000     $  7,500,000
  State                           800,000          100,000          700,000
                             ------------     ------------     ------------
    Total current               8,150,000        4,300,000        8,200,000
                             ------------     ------------     ------------
Deferred:
  Depreciation                  6,486,000        4,505,000        3,703,000
  Sale/leaseback               (2,989,000)              --               --
  Self-insurance reserves        (656,000)        (226,000)          97,000
  Property taxes                  222,000          186,000           95,000
  Litigation settlement           (25,000)      (6,028,000)              --
  Other                           212,000         (437,000)         505,000
                             ------------     ------------     ------------
    Total deferred              3,250,000       (2,000,000)       4,400,000
                             ------------     ------------     ------------
Total expense                $ 11,400,000     $  2,300,000     $ 12,600,000
                             ============     ============     ============

Current deferred income tax benefits of $3.5 million and $3.6 million at September 25, 1999 and September 26, 1998, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves, litigation settlement reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.  PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 25, 1999, the Company owned and operated 79 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net included in the accompanying consolidated statements of income consists of the following:


                                                       1999             1998             1997
                                                   ------------     ------------     ------------
Rents earned on owned and subleased properties:
Base rentals including lease
  termination payments                             $ 14,550,975     $ 12,092,462     $  9,651,897
Contingent rentals                                      977,876          677,577          525,887
                                                   ------------     ------------     ------------
    Total                                            15,528,851       12,770,039       10,177,784
Depreciation on owned
  properties leased to others                        (4,736,314)      (4,069,810)      (3,613,744)
Other shopping center expenses                       (1,714,955)      (1,523,792)      (1,287,547)
                                                   ------------     ------------     ------------
    Total                                          $  9,077,582     $  7,176,437     $  5,276,493
                                                   ============     ============     ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

Owned properties leased to others under operating leases by major classes are summarized as follows:

                                          SEPTEMBER 25,
                                              1999
                                          ------------
        Land                              $ 35,481,203
        Buildings                          120,655,570
                                          ------------
          Total                            156,136,773
        Less accumulated depreciation       34,859,906
                                          ------------
        Property leased to others, net    $121,276,867
                                          ============

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 25, 1999:


 Fiscal Year
 -----------------------------------------
 2000                                       $11,702,032
 2001                                        10,144,200
 2002                                         8,121,229
 2003                                         6,195,882
 2004                                         5,121,413
 Thereafter                                  31,416,045
                                            -----------
 Total minimum future rental income         $72,700,801
                                            ===========


4.  LEASES AND RENTAL EXPENSE

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases expire at various times over the next 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. The Company also leases a portion of its equipment under operating leases with initial terms of three to five years.

OPERATING LEASES - Rent expense for all operating leases of $27.6 million, $14.7 million and $11.5 million for fiscal years 1999, 1998 and 1997, respectively is included in operating and administrative expenses.

The aggregate minimum rental commitments under non-cancelable operating leases as of September 25, 1999 are as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

         Fiscal Year
         ------------------------------------------------
         2000                                                     $ 28,817,074
         2001                                                       29,213,037
         2002                                                       18,271,250
         2003                                                       17,034,865
         2004                                                       14,722,373
         Thereafter                                                 96,576,882
                                                                  ------------
         Total minimum future rental commitments                  $204,635,481
                                                                  ============

The Company's minimum future rental commitments were increased substantially during fiscal 1999 after various equipment sale/leaseback transactions in 1999.

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:


                                                         SEPTEMBER 25,         September 26,
                                                              1999                  1998
                                                         -------------         -------------
     Accounts payable-trade                              $  91,748,064         $  82,057,508
     Property, payroll, and other taxes payable             11,358,575            11,304,982
     Salaries, wages, and bonuses payable                   10,812,107             9,613,336
     Self-insurance reserves                                 5,719,000             4,600,000
     Accrued litigation settlement                           7,819,063               842,447
     Other                                                  14,186,668            12,790,754
                                                         -------------         -------------
     Total                                               $ 141,643,477         $ 121,209,027
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

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $15.2 million, $9.6 million and $9.7 million for the years ended September 25, 1999, September 26, 1998 and September 27, 1997, respectively. Of the $5.6 million increase from year-end 1998 to year-end 1999, $2.5 million is due to increased reserves and claims related to insourcing the warehouse and distribution functions beginning on September 27, 1998.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

6.  LONG-TERM DEBT AND SHORT-TERM LOANS

Long-term debt and short-term loans are summarized as follows:


                                                         SEPTEMBER 25,     September 26,
                                                              1999              1998
                                                         -------------     -------------
          Long-term debt:
           Notes payable:
            Real estate and equipment:
             Weighted average interest rate of
               8.49%, maturing 2000-2018                 $ 380,657,061     $ 380,722,734
           Other:
            Weighted average interest rate of
              6.64%, maturing 2000-2001                     68,500,000        80,000,000
            Weighted average interest rate of
              8.46%, secured by stock of
              Milkco, Inc., maturing 2002-2004              15,425,585        19,998,725
            Other                                              411,759         2,451,993
                                                         -------------     -------------
          Total long-term debt and short-term loans        464,994,405       483,173,452
          Less current portion                              62,002,254        55,759,283
                                                         -------------     -------------
          Long-term debt, net of current portion         $ 402,992,151     $ 427,414,169
                                                         =============     =============

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

During September 1997, the Company entered into a secured term loan agreement for $12 million. The loan and related agreements contain interest rate swap provisions which convert the variable rate to a fixed rate of 8.15%. The interest differential received or paid is recognized as an adjustment to interest expense. The Company is not exposed to credit risk in the event of default by others under the agreement.

At September 25, 1999, property and equipment with an undepreciated cost of approximately $394 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 25, 1999, has the effect of restricting funds available for dividends to approximately $22.5 million, based on tangible net worth at September 25, 1999.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
   1997

At September 25, 1999, the Company had unused lines of credit of $56.5 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

Components of interest costs are as follows:


                                       1999               1998               1997
                                  ------------       ------------       ------------
        Total interest costs      $ 40,466,568       $ 41,836,901       $ 33,283,276
        Interest capitalized          (681,285)        (1,719,599)        (1,977,510)
                                  ------------       ------------       ------------
        Interest expense          $ 39,785,283       $ 40,117,302       $ 31,305,766
                                  ============       ============       ============

Maturities of long-term debt at September 25, 1999 are as follows:

         Fiscal Year
         ------------------------------------
         2000                                        $ 62,002,254
         2001                                         113,445,228
         2002                                          43,904,587
         2003                                          33,408,259
         2004                                          24,828,553
         Thereafter                                   187,405,524
                                                     ------------
         Total                                       $464,994,405
                                                     ============

7.  OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:


                                                      SEPTEMBER 25,    September 26,
                                                           1999             1998
                                                      -------------    -------------
         Advance payments on purchases contracts      $   6,823,374    $   2,298,082
         Litigation settlement                           14,243,776       14,177,633
         Deferred gain-sale/leaseback                     2,979,408        1,936,826
         Other                                              517,947          177,209
                                                      -------------    -------------
         Total other long-term liabilities               24,564,505       18,589,750
         Less current portion                            10,167,747        3,355,585
                                                      -------------    -------------
                                                      $  14,396,758    $  15,234,165
                                                      =============    =============

ADVANCE PAYMENTS ON PURCHASES CONTRACTS - The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

LITIGATION SETTLEMENT - The Company reached a settlement in a lawsuit alleging gender discrimination in 1998, resulting in recognition of the liability listed above. Additional information is provided in Note 13.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
     1997

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

9.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for fiscal years 1999, 1998 and 1997:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
     1997


                                                             1999              1998               1997
                                                         ------------      ------------       ------------
BASIC
  Income before extraordinary item                       $ 18,749,941      $  4,163,424       $ 20,463,614
  Extraordinary item-early extinguishment of debt
    (net of income tax benefit)                                    --                --           (565,275)
                                                         ------------      ------------       ------------
  Net income                                             $ 18,749,941      $  4,163,424       $ 19,898,339
                                                         ============      ============       ============

  Shares
    Weighted average number of common shares
       outstanding                                         22,390,997        22,092,470         21,052,124
                                                         ============      ============       ============
    Basic earnings per common share before
       extraordinary item                                $        .83      $        .19       $        .98
    Extraordinary item-early extinguishment of debt                --                --               (.03)
                                                         ------------      ------------       ------------
    Basic earnings per common share                      $        .83      $        .19       $        .95
                                                         ============      ============       ============
DILUTED
  Income before extraordinary item                       $ 18,749,941      $  4,163,424       $ 20,463,614
  Add after tax and bonus effect of interest
    expense applicable to Convertible Subordinated
    Debentures                                                     --                --             89,509
                                                         ------------      ------------       ------------
  Diluted earnings before extraordinary item               18,749,941         4,163,424         20,553,123
  Extraordinary item-early extinguishment of debt
    (net of income tax benefit)                                    --                --           (565,275)
                                                         ------------      ------------       ------------
  Diluted earnings                                       $ 18,749,941      $  4,163,424       $ 19,987,848
                                                         ============      ============       ============

  Shares
    Weighted average number of common shares
      and common stock equivalent shares
      outstanding                                          22,506,958        22,251,311         21,459,394
    Additional shares assuming conversion of
       Convertible Subordinated Debentures                         --                --            157,609
                                                         ------------      ------------       ------------
    Weighted average number of common shares
       outstanding as adjusted                             22,506,958        22,251,311         21,617,003
                                                         ============      ============       ============
    Diluted earnings per common share before
       extraordinary item                                $        .83      $        .19       $        .95
    Extraordinary item-early extinguishment of debt                --                --               (.03)
                                                         ------------      ------------       ------------
    Diluted earnings per common share                          $ . 83      $        .19       $        .92
                                                         ============      ============       ============

Options to purchase 978,000 and 1,014,000 shares of common stock at prices ranging from $13.063 to $14.00 per share were outstanding during fiscal 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
     1997

10.  EMPLOYEE BENEFIT PLANS

INVESTMENT/PROFIT SHARING PLAN - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company's Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature.

Company contributions to the plan, included in operating and administrative expenses, were $645,000, $815,000 and $700,000 for fiscal years 1999, 1998 and
1997, respectively.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.4 million, $4.8 million and $5.4 million for fiscal years 1999, 1998 and 1997, respectively.

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 25, 1999, no options were exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997


                                                            WEIGHTED
                            SHARES                           AVERAGE
                            UNDER       OPTION PRICE        EXERCISE
                            OPTION       PER SHARE            PRICE
                           --------------------------------------------
Outstanding,
  September 28, 1996       161,500       $6.13 - $11.38       $    8.25
  Granted                   66,000           14.00                14.00
  Exercised                (48,200)           7.00                 7.00
  Canceled                 (32,300)       6.13 - 14.00             9.22
                           -------
Outstanding,
  September 27, 1997       147,000        6.13 - 14.00            11.03
  Exercised                (19,000)           6.13                 6.13
  Canceled                 (29,000)       6.13 - 14.00            11.27
                           -------
Outstanding,
  September 26, 1998        99,000        8.63 - 14.00            11.90
  Exercised                (12,000)           8.63                 8.93
  Canceled                 (11,000)      10.00 - 14.00            12.31
                           -------
OUTSTANDING,
  SEPTEMBER 25, 1999        76,000       $10.00 - $14.00      $   12.36
                           =======

The weighted average remaining contractual life of the options outstanding at September 25, 1999 is 1.9 years.

1991 NONQUALIFIED STOCK OPTION PLAN - The Company had a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. As of September 25, 1999, no options were outstanding under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

                                                              WEIGHTED
                            SHARES                            AVERAGE
                             UNDER        OPTION PRICE        EXERCISE
                            OPTION          PER SHARE          PRICE
                          ---------------------------------------------
Outstanding,
  September 28, 1996       991,000       $5.75 - $11.50       $ 7.29
  Exercised               (391,000)          6.88               6.88
  Canceled                (100,000)         11.50              11.50
                          --------
Outstanding,
  September 27, 1997       500,000        5.75 - 10.38          6.78
  Canceled                (400,000)       5.75 - 6.00           5.88
                          --------
Outstanding,
  September 26, 1998       100,000           10.38             10.38
  Exercised               (100,000)          10.38             10.38
                           -------
OUTSTANDING,
  SEPTEMBER 25, 1999            --       $    --              $   --
                           =======


1997 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 5,000,000 shares of the Company's Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period beginning five years after the date of grant or within three months after death, disability or retirement with the consent of the Company. Exceptions are a grant of 100,000 option shares to Robert P. Ingle, Chairman and Chief Executive Officer, and a grant of 200,000 option shares to Vaughn C. Fisher, President and Chief Operating Officer of the Company, both of which may be exercised within a one-year period beginning one year after the grant date or within three months after death, disability or retirement with the consent of the Company. All options automatically terminate with termination of the optionee's employment for any other reason. As of September 25, 1999, no options were currently exercisable under this plan.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

Information with respect to options granted, canceled and outstanding follows:


                                                              WEIGHTED
                             SHARES                            AVERAGE
                              UNDER        OPTION PRICE        EXERCISE
                             OPTION          PER SHARE          PRICE
                           --------------------------------------------
Outstanding,
  September 28, 1996              --               --               --
  Granted                  1,137,000           $14.00           $14.00
                           ---------
Outstanding,
  September 27, 1997       1,137,000            14.00            14.00
  Granted                     61,000        11.63 - 13.06        12.83
  Exercised                 (100,000)           14.00            14.00
  Canceled                  (134,000)       13.06 - 14.00        13.91
                           ---------
Outstanding,
  September 26, 1998         964,000        11.63 - 14.00        13.94
  Granted                  1,057,000        10.50 - 13.69        11.36
  Canceled                  (120,000)       11.63 - 14.00        13.92
                           ---------
OUTSTANDING,
  SEPTEMBER 25, 1999       1,901,000       $10.50 - $14.00      $12.51
                           =========

The weighted average remaining contractual life of the options outstanding at September 25, 1999 is 3.8 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No.
25. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 1999, 1998 and 1997, respectively; risk-free interest rates of 6.0, 4.2, and 6.0 percent; dividend yield of 5.9,
5.2 and 4.7 percent; expected volatility of 30.9, 29.3, and 28.7 percent; and expected lives of 4, 5 and 4 years. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for such awards in 1999, 1998 and 1997 consistent with the provisions of FAS 123, the Company's earnings and earnings per share--basic and diluted--would have been reduced to the pro forma amounts indicated below:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 29, 1999, September 26, 1998 and September 27,
    1997


                                                  1999               1998                1997
                                            --------------      -------------      --------------
BASIC
  Net income                                $   18,749,941      $   4,163,424      $   19,898,339
  Net income, pro forma                         18,201,914          3,678,364          19,528,114

  Basic earnings per common share           $         0.83      $         .19      $          .95
  Basic earnings per common share,
    pro forma                                         0.81                .17                 .93

DILUTED
  Diluted earnings                          $   18,749,941      $   4,163,424      $   19,987,848
  Diluted earnings, pro forma                   18,201,914          3,678,364          19,617,623

  Diluted earnings per common share         $         0.83      $         .19      $          .92

  Diluted earnings per common share,
    pro forma                                         0.81                .17                 .91

  Weighted average fair value of options
    granted                                 $         1.95      $        2.32      $         2.77


The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11.  LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

                                                         1999            1998            1997
                                                     ----------      ----------      ----------
     Revenues from unaffiliated customers:
       Grocery sales                                 $1,733,297      $1,586,308      $1,482,065
       Shopping center rentals                           15,529          12,770          10,178
       Fluid dairy                                       72,078          60,844          53,911
                                                     ----------      ----------      ----------
     Total revenues from unaffiliated customers      $1,820,904      $1,659,922      $1,546,154
                                                     ==========      ==========      ==========

     Income from operations:
       Grocery sales                                 $   50,979      $   30,966      $   52,192
       Shopping center rentals                            9,078           7,176           5,276
       Fluid dairy                                        7,555           6,011           4,618
                                                     ----------      ----------      ----------
     Total income from operations                    $   67,612      $   44,153      $   62,086
                                                     ==========      ==========      ==========

     Assets:
       Grocery sales                                 $  725,990      $  706,829      $  675,791
       Shopping center rentals                          121,277         124,957          99,778
       Fluid dairy                                       25,904          31,001          27,014
                                                     ----------      ----------      ----------
     Total assets                                    $  873,171      $  862,787      $  802,583
                                                     ==========      ==========      ==========

     Capital expenditures:
       Grocery sales                                 $   46,791      $  127,290      $  100,264
       Shopping center rentals                            2,750          25,251           9,290
       Fluid dairy                                        2,680           3,400           4,551
                                                     ----------      ----------      ----------
     Total capital expenditures                      $   52,221      $  155,941      $  114,105
                                                     ==========      ==========      ==========

     Depreciation and Amortization:
       Grocery sales                                 $   35,166      $   39,623      $   33,214
       Shopping center rentals                            4,736           4,070           3,614
       Fluid dairy                                        2,021           1,923           1,685
                                                     ----------      ----------      ----------
     Total depreciation and amortization             $   41,923      $   45,616      $   38,513
                                                     ==========      ==========      ==========


Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

The fluid dairy segment has $43.4, $38.8 and $38.2 million in sales to the grocery sales segment in fiscal 1999, 1998 and 1997, respectively. These sales have been eliminated in consolidation.

Income from operations in the grocery sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement of $14.6 million.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

12.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.


                                  (in thousands except earnings per common share)
                            1ST           2ND           3RD            4TH
1999                      QUARTER       QUARTER       QUARTER        QUARTER            TOTAL
---------------------------------------------------------------------------------------------------
NET SALES                 $453,341      $442,177      $452,878      $ 456,979       $1,805,375
GROSS PROFIT               110,588       109,248       113,601        117,008          450,445
NET INCOME                   4,070         4,115         5,146          5,419           18,750
BASIC EARNINGS PER
  COMMON SHARE                 .18           .18           .23            .24              .83
DILUTED EARNINGS PER
  COMMON SHARE                 .18           .18           .23            .24              .83

1998
---------------------------------------------------------------------------------------------------
Net sales                 $403,048      $393,513      $417,661      $ 432,930       $1,647,152
Gross profit                97,521        97,054       104,214        109,892          408,681
Net income                   2,840         3,331         3,150         (5,158)           4,163
Basic earnings per
  common share                 .13           .15           .14           (.23)             .19
Diluted earnings per
  common share                 .13           .15           .14           (.23)             .19

The fourth quarter of fiscal 1998 reflects a non-recurring charge relating to a litigation settlement of $14.6 million, or ($.41) per share.

13.  LITIGATION

The Company settled a lawsuit alleging gender discrimination, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998 by four employees alleging gender discrimination on behalf of past, present and future female Ingles employees. Ingles continues to deny the material allegations contained in the complaint. The agreement, includes a stipulation that the case should be treated as a class action for settlement purposes only. Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys are being made over a three-year period. In addition, Ingles has agreed to establish or enhance certain human resource programs.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company's financial position or the results of its operations.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

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

The carrying amounts and fair values of the Company's financial instruments at September 25, 1999 and September 26, 1998 are as follows (amounts in thousands):


                                          1999                         1998
                                 ----------------------      -----------------------
                                 CARRYING          FAIR      Carrying          Fair
                                   AMOUNT         VALUE        Amount         Value
                                 ----------------------      ----------------------
Cash and cash equivalents        $ 13,960      $ 13,960      $ 19,121      $ 19,121
Receivables                        27,299        27,299        21,672        21,672
Long-term debt:
  Real estate and equipment       380,657       381,277       380,723       401,466
  Other                            84,337        84,337       102,451       102,451

15.  CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:


                                                 1999             1998             1997
                                             -----------      -----------      -----------
Cash paid during the year for:
  Interest (net of amounts capitalized)      $39,961,635      $39,822,359      $32,783,950
  Income taxes                                 9,206,644        2,700,922        8,979,797
Non cash items:
  Property and equipment additions
    included in accounts payable               4,356,069        4,196,728        6,897,684
  Conversion of Convertible
    Subordinated Debentures                           --               --       36,667,258

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 25, 1999, September 26, 1998 and September 27,
    1997

16. MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $184 million in 1999, $181 million in 1998 and $159 million in 1997. This distributor owns approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 25, 1999. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.3 million and $4.5 million at September 25, 1999 and September 26, 1998, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES                   SEC SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                               BALANCE AT
                                              BEGINNING OF          CHARGED TO                                   BALANCE AT
DESCRIPTION                                       YEAR           COSTS & EXPENSES           DEDUCTIONS          END OF YEAR
                                             ---------------     ------------------      ----------------       ----------------
Fiscal year ended September 25, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts              $       158,643     $          96,000       $      69,573 (1)      $        185,070

Fiscal year ended September 26, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts              $       141,852     $          87,000       $      70,209 (1)      $        158,643

Fiscal year ended September 27, 1997:
Deducted from asset accounts:
Allowance for doubtful accounts              $       106,444     $         106,000       $      70,592 (1)      $        141,852




(1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                INGLES MARKETS, INCORPORATED

                                                By:   /s/ Robert P. Ingle
                                                -------------------------------

                                                Robert P. Ingle
                                                Chairman of the Board and
                                                Chief Executive Officer

                                                Date: December 22, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle                                   December 22, 1999
--------------------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director

/s/ Vaughn C. Fisher                                  December 22, 1999
--------------------------------------------
Vaughn C. Fisher, President, Chief
Operating Officer and Director

/s/ Brenda S. Tudor                                   December 22, 1999
--------------------------------------------
Brenda S. Tudor, CPA, Vice
President-Finance, Chief Financial
Officer and Director

/s/ Ralph H. Gardner                                  December 22, 1999
--------------------------------------------
Ralph H. Gardner,  Director

/s/ Anthony S. Federico                               December 22, 1999
--------------------------------------------
Anthony S. Federico, Vice President-
Non-Foods and Director

/s/ David L. Keathley                                 December 22, 1999
--------------------------------------------
David L. Keathley, CPA
Secretary and Controller

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

10.2 Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust as amended through June 30, 1995, along with first, second and third amendments thereto. (Included as Exhibit 4.3 to Registrant's Registration Statement on Form S-8 filed on March 16, 1999, File No. 333-74459, previously filed with the Commission and incorporated herein by this reference.)

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

10.4 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).