Form 10-Q
period 1999-12-25
INGLES MARKETS INC
filed 2000-02-07
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .
                               ----------------     -----------------

                         Commission File Number 0-14706.



                          INGLES MARKETS, INCORPORATED
             (Exact name of registrant as specified in its charter)

                    North Carolina                    56-0846267
             (State or other jurisdiction           (I.R.S. Employer
             of incorporation or organization)    Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
               (Address of principal executive offices) (Zip Code)

                                 (828) 669-2941
              (Registrant's telephone number, including area code)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

As of February 1, 1999, the registrant had 9,905,339 shares of Class A Common Stock, $.05 par value per share, and 12,672,400 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX



                                                                                 Page No.
                                                                                 --------
Part I - Financial Information
   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
           December 25, 1999 and September 25, 1999                                     3

     Condensed Consolidated Statements of Income
           Three Months Ended December 25, 1999 and December 26, 1998                   5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended December 25, 1999 and December 26, 1998                   6

     Condensed Consolidated Statements of Cash Flows
           Three Months Ended December 25, 1999 and December 26, 1998                   7

     Notes to Unaudited Interim Financial Statements                                    8

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                              11

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                 17

Part II - Other Information
   Item 6.  Exhibits and Reports on Form 8-K                                           17

Signatures                                                                             18

Part I.  Financial Information
Item 1.  Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                       DECEMBER 25,        SEPTEMBER 25,
                                          1999                  1999
                                       (UNAUDITED)             (NOTE)
                                      ------------          ------------
CURRENT ASSETS:
 Cash                                 $ 11,587,525          $ 13,959,751
 Receivables                            33,545,642            25,798,505
 Inventories                           168,811,122           167,011,044
 Refundable income taxes                        --             1,500,000
 Other                                   4,370,184             4,491,490
                                      ------------          ------------

  Total Current Assets                 218,314,473           212,760,790

PROPERTY AND EQUIPMENT - Net           676,827,817           656,706,694

OTHER ASSETS                             3,605,270             3,703,590
                                      ------------          ------------

  TOTAL ASSETS                        $898,747,560          $873,171,074
                                      ============          ============




















NOTE: The balance sheet at September 25, 1999 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           DECEMBER 25,         SEPTEMBER 25,
                                                              1999                  1999
                                                           (UNAUDITED)             (NOTE)
                                                           ------------          ------------
CURRENT LIABILITIES:
 Short-term loans and current portion of                   $ 75,937,365          $ 62,002,254
   long-term debt
 Accounts payable, accrued expenses and
   current portion of other long-term liabilities           146,238,731           141,643,477
                                                           ------------          ------------
 Total Current Liabilities                                  222,176,096           203,645,731

DEFERRED INCOME TAXES                                        27,954,578            28,014,578

LONG-TERM DEBT                                              409,269,366           402,992,151

OTHER LONG-TERM LIABILITIES                                  12,787,656            14,396,758
                                                           ------------          ------------

 TOTAL LIABILITIES                                          672,187,696           649,049,218
                                                           ------------          ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.05 par value; 10,000,000
  shares authorized; no shares issued                                --                    --
 Common stocks:
  Class A, $.05 par value; 150,000,000 shares
    authorized; 9,903,239 shares issued
    and outstanding December 25, 1999;
    9,786,491 shares issued and outstanding
    September 25, 1999                                          495,162               489,324
  Class B, $.05 par value; 100,000,000 shares
    authorized; 12,674,500 shares issued
    and outstanding December 25, 1999;
    12,691,248 shares issued and outstanding
    September 25, 1999                                          633,725               634,563
  Paid-in capital in excess of par value                     97,943,633            96,898,633
  Retained earnings                                         127,487,344           126,099,336
                                                           ------------          ------------
  Total Stockholders' Equity                                226,559,864           224,121,856
                                                           ------------          ------------
 TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                   $898,747,560          $873,171,074
                                                           ============          ============

NOTE: The balance sheet at September 25, 1999 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                          THREE MONTHS ENDED
                                                 -------------------------------------
                                                  DECEMBER 25,           DECEMBER 26,
                                                     1999                     1998
                                                 -------------           -------------
Net sales                                        $ 468,400,201           $ 453,341,284
Cost of goods sold                                 351,054,261             342,753,517
                                                 -------------           -------------
Gross profit                                       117,345,940             110,587,767
Operating and administrative expenses              102,911,567              96,254,140
Rental income, net                                   2,231,853               2,171,088
                                                 -------------           -------------
Income from operations                              16,666,226              16,504,715
Other income, net                                      943,190                 403,079
                                                 -------------           -------------
Income before interest and income taxes             17,609,416              16,907,794
Interest expense                                     9,702,949              10,438,115
                                                 -------------           -------------
Income before income taxes                           7,906,467               6,469,679
                                                 -------------           -------------
Income taxes:
  Current                                            3,150,000               3,500,000
  Deferred                                            (150,000)             (1,100,000)
                                                 -------------           -------------
                                                     3,000,000               2,400,000
                                                 -------------           -------------
Net income                                       $   4,906,467           $   4,069,679
                                                 =============           =============

Per-share amounts:
 Basic earnings per common share                 $         .22           $         .18
                                                 =============           =============
 Diluted earnings per common share               $         .22           $         .18
                                                 =============           =============

Cash dividends per common share:
 Class A                                         $        .165           $        .165
                                                 -------------           -------------
 Class B                                         $        .150           $        .150
                                                 -------------           -------------







See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED DECEMBER 25, 1999 AND DECEMBER 26, 1998

                              CLASS A                  CLASS B                  PAID-IN
                           COMMON STOCK              COMMON STOCK             CAPITAL IN
                       ---------------------    -------------------------      EXCESS OF       RETAINED
                        SHARES       AMOUNT       SHARES         AMOUNT        PAR VALUE       EARNINGS           TOTAL
                       ---------    --------    -----------     ---------     -----------    -------------     -------------
Balance,
 September 26, 1998    9,581,641    $479,082     12,784,098     $ 639,205     $95,765,167    $ 121,352,289     $ 218,235,743
Net income                    --          --             --            --              --        4,069,679         4,069,679
Cash dividends                --          --             --            --              --       (3,498,588)       (3,498,588)
Exercise of stock
 Options                  12,000         600             --            --         100,966               --           101,566
Common stock
 Conversions               6,300         315         (6,300)         (315)             --               --                --
                       ---------    --------    -----------     ---------     -----------    -------------     -------------

Balance,
 December 26, 1998     9,599,941    $479,997     12,777,798     $ 638,890     $95,866,133    $ 121,923,380     $ 218,908,400
                       =========    ========    ===========     =========     ===========    =============     =============

Balance,
 September 25, 1999    9,786,491    $489,324     12,691,248     $ 634,563     $96,898,633    $ 126,099,336     $ 224,121,856
Net income                    --          --             --            --              --        4,906,467         4,906,467
Cash dividends                --          --             --            --              --       (3,518,459)       (3,518,459)
Exercise of stock
 options                 100,000       5,000             --            --       1,045,000               --         1,050,000
Common stock
 conversions              16,748         838        (16,748)         (838)             --               --                --
                       ---------    --------    -----------     ---------     -----------    -------------     -------------

BALANCE,
 DECEMBER 25, 1999     9,903,239    $495,162     12,674,500     $ 633,725     $97,943,633    $ 127,487,344     $ 226,559,864
                       =========    ========    ===========     =========     ===========    =============     =============




See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                    -----------------------------------
                                                    DECEMBER 25,           DECEMBER 26,
                                                        1999                   1998
                                                    ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                          $  4,906,467           $  4,069,679
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization expense              10,632,567             10,601,974
   Amortization of deferred gains on
     sale/leasebacks                                    (273,368)              (178,304)
   Loss (gain) on disposals of property
     & equipment                                         120,521               (204,638)
   Receipt of advance payments on
     purchase contracts                                1,034,282              1,848,750
   Recognition of advance payments on
     purchase contracts                               (1,402,651)              (746,318)
   Deferred income taxes                                (150,000)            (1,100,000)
   Increase in receivables                            (6,247,137)            (3,659,840)
   Increase in inventory                              (1,800,078)            (3,524,807)
   Decrease (increase) in other assets                   241,821               (451,425)
   Increase (decrease) in accounts payable               486,193               (805,664)
                                                    ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES              7,548,617              5,849,407
                                                    ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                                    --                221,825
Capital expenditures                                 (27,664,710)           (14,362,915)
                                                    ------------           ------------
NET CASH (USED) BY INVESTING ACTIVITIES              (27,664,710)           (14,141,090)
                                                    ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt              50,053,573             26,000,000
Principal payments of long-term debt                 (29,841,247)           (13,536,397)
Proceeds from exercise of stock options                1,050,000                101,566
Dividends paid                                        (3,518,459)            (3,498,588)
                                                    ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             17,743,867              9,066,581
                                                    ------------           ------------

NET (DECREASE) INCREASE IN CASH                       (2,372,226)               774,898
Cash at Beginning of Period                           13,959,751             19,121,409
                                                    ------------           ------------
CASH AT END OF PERIOD                               $ 11,587,525           $ 19,896,307
                                                    ============           ============



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Three Months Ended December 25, 1999 and December 26, 1998

A.       BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 25, 1999, and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended December 25, 1999 and December 26, 1998. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1999 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1999.

The results of operations for the three month period ended December 25, 1999 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month period ended December 26, 1998 have been reclassified for comparative purposes.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $198,109 and $185,070 at December 25, 1999 and September 25, 1999, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                             DECEMBER 25,          September 25,
                                                                1999                   1999
                                                             ------------          ------------
         Accounts payable-trade                              $100,770,806          $ 91,748,064
         Property, payroll, and other taxes payable             8,688,045            11,358,575

         Salaries, wages and bonuses payable                    7,726,083            10,812,107
         Self-insurance reserves                                5,809,000             5,719,000
         Accrued litigation settlement                          7,819,063             7,819,063
         Other                                                 15,425,734            14,186,668
                                                             ------------          ------------
                                                             $146,238,731          $141,643,477
                                                             ============          ============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.9 million and $3.4 million for the three month periods ended December 25, 1999 and December 26, 1998, respectively.

D. LONG-TERM DEBT

During the three month period ended December 25, 1999, the Company obtained $50.1 million in long-term funding secured by real estate and equipment. The proceeds of the loans were used to fund capital expenditures, retire existing long-term debt and for general corporate purposes.

E. DIVIDENDS

On October 11, 1999, the Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock to stockholders of record on October 1, 1999.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                        THREE MONTHS ENDED
                                                    ----------------------------
                                                    DECEMBER 25,    December 26,
                                                        1999            1998
                                                    ------------    ------------
           Interest (net of amount capitalized)     $9,807,975      $10,122,548
           Income taxes                                427,229        1,098,613


G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                               THREE MONTHS ENDED
                                                          ----------------------------
                                                          DECEMBER 25,    December 26,
                                                              1999            1998
                                                          ------------    ------------
BASIC:
   Net income                                            $  4,906,467      $ 4,069,679
                                                         ============      ===========
   Shares
      Weighted average number of common shares
        outstanding                                        22,519,497       22,371,453
                                                         ============      ===========
   Basic earnings per common share                       $        .22      $       .18
                                                         ============      ===========
DILUTED:
   Diluted earnings                                      $  4,906,467      $ 4,069,679
                                                         ============      ===========
   Shares
      Weighted average number of common shares and
        common stock  equivalent shares outstanding        22,589,682       22,389,913
                                                         ============      ===========
   Diluted earnings per common share                     $        .22      $       .18
                                                         ============      ===========

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                  THREE MONTHS ENDED
                                              ---------------------------
                                              DECEMBER 25,   December 26,
                                                  1999            1998
                                              ------------   ------------
Revenues from unaffiliated customers:
  Grocery sales                                 $450,278      $435,417
  Shopping center rentals                          3,840         3,729
  Fluid dairy                                     18,122        17,924
                                                --------      --------
Total revenues from unaffiliated customers      $472,240      $457,070
                                                ========      ========

Income from operations:
  Grocery sales                                 $ 13,101      $ 12,791
  Shopping center rentals                          2,232         2,171
  Fluid dairy                                      1,333         1,543
                                                --------      --------
Total income from operations                    $ 16,666      $ 16,505
                                                ========      ========


                                              DECEMBER 25,   September 25,
                                                  1999           1999
                                              ------------   -------------
Assets:
  Grocery sales                                $750,093       $725,990
  Shopping center rentals                       122,921        121,277
  Fluid dairy                                    25,734         25,904
                                               --------       --------
Total assets                                   $898,748       $873,171
                                               ========       ========

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the reported net sales.

The fluid dairy segment had $11.8 and $10.7 million in sales to the grocery sales segment in the three months ended December 25, 1999 and December 26, 1998, respectively. These sales have been eliminated in consolidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 208 supermarkets in Georgia (85), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities, where management believes the market may be under-served by existing supermarkets. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 25, 1999 and December 26, 1998 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                        THREE MONTHS ENDED
                                  --------------------------------
                                  DECEMBER 25,        December 26,
                                     1999                  1998
                                  ------------        ------------
Net sales                           100.0%                100.0%
Gross profit                         25.1%                 24.4%
Operating and administrative
  expenses                           22.0%                 21.2%
Rental income, net                    0.5%                  0.4%
Other income, net                     0.2%                  0.1%
Income before interest and
  income taxes                        3.8%                  3.7%
Interest expense                      2.1%                  2.3%
Income before income taxes            1.7%                  1.4%
Income taxes                          0.6%                  0.5%
Net income                            1.1%                  0.9%
EBITDA margin(1)                      6.0%                  6.1%

----------------------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance because it allows for a means of comparing Ingles with other companies that operate supermarkets, many of which do not own the real property on which the supermarkets are operated. EBITDA is unaffected by the debt and equity structure of Ingles. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED DECEMBER 25, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 26, 1998

Net Sales

Net sales for the three months ended December 25, 1999 increased 3.3% to $468.4 million, compared to $453.3 million for the three months ended December 26, 1998.


Sales growth was solid in spite of a slow down in store openings during fiscal 1999. Comparable store sales for the first quarter of fiscal 2000 held strong with an increase of 2.4% measured against the substantial comparable store sales growth in the first quarter of fiscal 1999 of 7.5%.

Gross Profit

Gross profit for the three months ended December 25, 1999 increased 6.1% to $117.3 million, or 25.1% of net sales, compared to $110.6 million, or 24.4% of net sales, for the three months ended December 26, 1998. The improvement, as a percentage of sales, results from increased sales in the expanded higher margin perishable departments, as well as through effective product management.

Operating and Administrative Expenses

Operating and administrative expenses increased 6.9% to $102.9 million, or 22.0% of net sales, for the three months ended December 25, 1999, from $96.3 million, or 21.2% of sales, for the three months ended December 26, 1998. The rise in operating and administrative expenses resulted primarily from increases, as a percentage of sales, in salaries and wages, warehouse expense, equipment rent and insurance expense.

Salaries and wages, as a percentage of sales, increased due to wage adjustments made at the store level to attract and retain employees in the current tight labor market. Warehouse expenses, as a percentage of sales rose from a combination of higher labor costs, the increased price of diesel fuel and rising health care costs. Equipment rent expense increased due to several sale/leaseback transactions of equipment during fiscal 1999. Insurance expense increased due to a combination of a larger volume of claims and rising health care costs under the Company's self insured group medical coverage. A breakdown of the major increases (decreases) in operating and administrative expense categories, expressed as a percentage of net sales, is as follows:

                           Salaries and wages          .3 %
                           Warehouse expense           .2 %
                           Equipment rent expense      .2 %
                           Insurance                   .2 %
                           Repairs                    (.1)%

Rental Income, Net

Rental income, net remained constant at $2.2 million for both the December 1999 and December 1998 quarters.

Other Income, Net

Other income, net increased $0.5 million to $0.9 million for the three months ended December 25, 1999 from $0.4 million for the three months ended December 26, 1998. The increase resulted primarily from the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense decreased $0.7 million to $9.7 million for the three months ended December 25, 1999 from $10.4 million for the three months ended December 26, 1998. The decrease results primarily from reduced debt levels between December 1998 and December 1999 due to a decrease in capital expenditures and the use of sale/leaseback transactions in fiscal 1999.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 37.9% in the December 1999 quarter compared to 37.1% in the December 1998 quarter, due primarily to the higher income level in the December 1999 quarter.

Net Income

Net income for the December 1999 quarter increased $0.8 million to $4.9 million, or 1.1% of net sales, compared to $4.1 million, or 0.9% of net sales, for the December 1998 quarter. Basic and diluted earnings per common share were $.22 for the December 1999 quarter compared to $.18 for the December 1998 quarter.

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

Capital expenditures totaled $27.7 million for the three months ended December 25, 1999, including expenditures related to two new stores, the replacement of one older store and minor remodeling of three stores that were completed during the quarter. Capital expenditures also included costs related to two new stores, seven replacement stores, two major remodel/expansions and 11 minor remodels to be completed during the balance of fiscal 2000, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles capital expenditure plans for fiscal year 2000 include investments of approximately $75 million.

Liquidity

The Company generated $7.5 million of cash from operations for the three months ended December 25, 1999. Increases of $6.2 million in receivables are primarily amounts due from vendors as a result of purchasing and marketing promotions.

Cash used by investing activities totaled $27.7 million, all of which related to capital expenditures.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the December 1999 quarter, the Company's financing activities provided $17.7 million in cash. Proceeds from long-term debt totaled $50.1 million, while payments on long-term debt were $29.8 million. As of December 25, 1999, the Company had unencumbered real property and equipment with a net book value of approximately $236 million.

At December 25, 1999, the Company had lines of credit with seven banks totaling $125.0 million; of this amount $69.1 million was unused. The $55.9 million outstanding under lines of credit at December 25, 1999 mature in fiscal years 2000 and 2001, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 25, 1999.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions providing minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $25.0 million, based on tangible net worth at December 25, 1999.

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

Impact of Inflation

Inflation in food prices during the first quarter of fiscal 2000 and during fiscal 1999 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Year 2000

Even though the date is now past January 1, 2000 and the Company has not experienced any immediate adverse impact from the transition to the Year 2000, the Company cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. As a result, the Company will continue to monitor Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. The words "expect", "anticipate", "intend", "plan", "believe", "seek" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent risks and uncertainties including, among others: business and economic conditions generally in the Company's operating area; pricing pressures and other competitive factors; results of the Company's programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company's operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position during the first quarter of fiscal 2000 from the information provided in the Company's Form 10-K for the fiscal year ended September 25, 1999.


Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

         (a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

                  Exhibit 27.1 - Financial Data Schedule for the period ended December 25, 1999 (for SEC purposes only).

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the three month period ended December 25, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    INGLES MARKETS, INCORPORATED





Date:  February 7, 2000                               /s/ Robert P. Ingle
                                                      --------------------------
                                                      Robert P. Ingle
                                                      Chairman of the Board and
                                                      Chief Executive Officer


Date:  February 7, 2000                               /s/ Brenda S. Tudor
                                                      --------------------------
                                                      Brenda S. Tudor
                                                      Vice President-Finance and
                                                      Chief Financial Officer

                                  EXHIBIT INDEX


27.1       Financial Data Schedule (for SEC use only).  (page 20)