Form 10-Q
period 2000-03-25
INGLES MARKETS INC
filed 2000-05-08
CIK 50493

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________.

                         Commission file number 0-14706.
                                                --------


                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                                56-0846267
       --------------------------------                -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)                Identification No.)

        P.O. Box 6676, Asheville, NC                        28816
     ----------------------------------------------------------------------
     (Address of principal executive offices)             (Zip Code)

                                 (828) 669-2941
               --------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 1, 2000, the Registrant had 9,928,539 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,649,200 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX

Part I - Financial Information                                                                       Page No.
                                                                                                     --------

   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  March 25, 2000 and September 25, 1999........................................         3

         Condensed Consolidated Statements of Income
                  Three Months Ended March 25, 2000 and March 27, 1999 ........................         5
                  Six Months Ended March 25, 2000 and March 27, 1999 ..........................         6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Six Months Ended March 25, 2000 and March 27, 1999 ..........................         7

         Condensed Consolidated Statements of Cash Flows
                  Six Months Ended March 25, 2000 and March 27, 1999 ..........................         8

         Notes to Unaudited Interim Financial Statements ......................................         9

   Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations ........................................................................        13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk ..... ..................        20

Part II - Other Information


   Item 4.  Submission of Matters to a Vote of Security Holders ...............................        20

   Item 6.  Exhibits and Reports on Form 8-K ..................................................        20

Signatures ....................................................................................        21

Part I. Financial Information
Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                  MARCH 25,         SEPTEMBER 25,
                                                    2000                1999
                                                (UNAUDITED)            (NOTE)
                                                ------------        ------------
     CURRENT ASSETS:
       Cash                                      $16,899,313        $ 13,959,751
       Receivables                                24,419,075          25,798,505
       Inventories                               166,675,637         167,011,044
       Refundable income taxes                            --           1,500,000
       Other                                       4,637,235           4,491,490
                                                ------------        ------------

       Total Current Assets                      212,631,260         212,760,790

     PROPERTY AND EQUIPMENT - Net                695,845,842         656,706,694

     OTHER ASSETS                                  3,564,447           3,703,590
                                                ------------        ------------

        TOTAL ASSETS                            $912,041,549        $873,171,074
                                                ============        ============


NOTE: The balance sheet at September 25, 1999 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                 MARCH 25,        SEPTEMBER 25,
                                                                                                   2000               1999
                                                                                                (UNAUDITED)          (NOTE)
                                                                                                ------------      ------------
     CURRENT LIABILITIES:
       Short-term loans and current portion of long-term debt                                   $107,032,871      $ 62,002,254
       Accounts payable, accrued expenses and current portion
        of other long-term liabilities                                                           137,887,317       141,643,477
                                                                                                ------------      ------------
       Total Current Liabilities                                                                 244,920,188       203,645,731
     DEFERRED INCOME TAXES                                                                        27,564,578        28,014,578
     LONG-TERM DEBT                                                                              395,148,919       402,992,151
     OTHER LONG-TERM LIABILITIES                                                                  14,990,004        14,396,758
                                                                                                ------------      ------------
       TOTAL LIABILITIES                                                                         682,623,689       649,049,218
                                                                                                ------------      ------------

     STOCKHOLDERS' EQUITY:
       Preferred stock, $.05 par value;
          10,000,000 shares authorized; no shares issued                                                  --                --
       Common stocks:
         Class A, $.05 par value; 150,000,000 shares
          authorized; 9,928,539 shares issued and outstanding
          March 25, 2000; 9,786,491 shares issued and
          outstanding September 25, 1999                                                             496,427           489,324
         Class B, $.05 par value; 100,000,000 shares
          authorized; 12,649,200 shares issued and
          outstanding March 25, 2000; 12,691,248 shares
          issued and outstanding September 25, 1999                                                  632,460           634,563
       Paid-in capital in excess of par value                                                     97,943,633        96,898,633
       Retained earnings                                                                         130,345,340       126,099,336
                                                                                                ------------      ------------
       Total Stockholders' Equity                                                                229,417,860       224,121,856
                                                                                                ------------      ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $912,041,549      $873,171,074
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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------

                                                                MARCH 25,          MARCH 27,
                                                                  2000               1999
                                                              ------------       ------------
 Net sales                                                    $465,139,031       $442,177,123
 Cost of goods sold                                            346,458,172        332,929,041
                                                              ------------       ------------
 Gross profit                                                  118,680,859        109,248,082
 Operating and administrative expenses                         104,600,052         95,338,618
 Rental income, net                                              2,380,761          2,447,023
                                                              ------------       ------------
 Income from operations                                         16,461,568         16,356,487
 Other income, net                                               4,044,775            508,978
                                                              ------------       ------------
 Income before interest and income taxes                        20,506,343         16,865,465
 Interest expense                                               10,113,136         10,250,360
                                                              ------------       ------------
 Income before income taxes                                     10,393,207          6,615,105
                                                              ------------       ------------
 Income taxes:
   Current                                                       4,550,000          1,600,000
   Deferred                                                       (550,000)           900,000
                                                              ------------       ------------
                                                                 4,000,000          2,500,000
                                                              ------------       ------------
 Net income                                                   $  6,393,207       $  4,115,105
                                                              ============       ============

 Per share amounts:
   Basic earnings per common share                            $       0.28       $       0.18
                                                              ============       ============
   Diluted earnings per common share                          $       0.28       $       0.18
                                                              ============       ============

 Cash dividends per common share:
   Class A Common Stock                                       $      0.165       $      0.165
                                                              ------------       ------------
   Class B Common Stock                                       $      0.150       $      0.150
                                                              ------------       ------------


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                             ---------------------------------
                                                               MARCH 25,           MARCH 27,
                                                                 2000                1999
                                                             -------------       -------------
Net sales                                                    $ 933,539,232       $ 895,518,407
Cost of goods sold                                             697,512,433         675,682,558
                                                             -------------       -------------
Gross profit                                                   236,026,799         219,835,849
Operating and administrative expenses                          207,511,619         191,592,758
Rental income, net                                               4,612,614           4,618,111
                                                             -------------       -------------
Income from operations                                          33,127,794          32,861,202
Other income, net                                                4,987,965             912,057
                                                             -------------       -------------
Income before interest and income taxes                         38,115,759          33,773,259
Interest expense                                                19,816,085          20,688,475
                                                             -------------       -------------
Income before income taxes                                      18,299,674          13,084,784
                                                             -------------       -------------
Income taxes:
  Current                                                        7,700,000           5,100,000
  Deferred                                                        (700,000)           (200,000)
                                                             -------------       -------------
                                                                 7,000,000           4,900,000
                                                             -------------       -------------
Net income                                                   $  11,299,674       $   8,184,784
                                                             =============       =============

Per share amounts:
  Basic earnings per common share                            $        0.50       $        0.36
                                                             =============       =============
  Diluted earnings per common share                          $        0.50       $        0.36
                                                             =============       =============

Cash dividends per common share:
  Class A Common Stock                                       $        0.33       $        0.33
                                                             -------------       -------------
  Class B Common Stock                                       $        0.30       $        0.30
                                                             -------------       -------------


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) SIX MONTHS ENDED MARCH 25, 2000 AND MARCH 27, 1999


                                      CLASS A                  CLASS B
                                    COMMON STOCK            COMMON STOCK        PAID-IN CAPITAL
                               ---------------------   -----------------------   IN EXCESS OF
                                 SHARES      AMOUNT      SHARES       AMOUNT       PAR VALUE     RETAINED EARNINGS       TOTAL
                               ---------    --------   ----------    ---------    -----------    -----------------   -------------
Balance, September 26, 1998    9,581,641    $479,082   12,784,098    $ 639,205    $95,765,167      $ 121,352,289     $ 218,235,743
Net income                            --          --           --           --             --          8,184,784         8,184,784
Cash dividends                        --          --           --           --             --         (6,999,315)       (6,999,315)
Exercise of stock options         12,000         600           --           --        100,966                 --           101,566
Common stock conversions          71,050       3,553      (71,050)      (3,553)            --                 --                --
                               ---------    --------  -----------    ---------    -----------      -------------     -------------

BALANCE, MARCH 27, 1999        9,664,691    $483,235   12,713,048    $ 635,652    $95,866,133      $ 122,537,758     $ 219,522,778
                               =========    ========  ===========    =========    ===========      =============     =============

Balance, September 25, 1999    9,786,491    $489,324   12,691,248    $ 634,563    $96,898,633      $ 126,099,336     $ 224,121,856
Net income                            --          --           --           --             --         11,299,674        11,299,674
Cash dividends                        --          --           --           --             --         (7,053,670)       (7,053,670)
Exercise of stock options        100,000       5,000           --           --      1,045,000                 --         1,050,000
Common stock conversions          42,048       2,103      (42,048)      (2,103)            --                 --                --
                               ---------    --------  -----------    ---------    -----------      -------------     -------------

BALANCE, MARCH 25, 2000        9,928,539    $496,427   12,649,200    $ 632,460    $97,943,633      $ 130,345,340     $ 229,417,860
                               =========    ========  ===========    =========    ===========      =============     =============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                       ---------------------------------
                                                                        MARCH 25,            MARCH 27,
                                                                           2000                1999
                                                                       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  11,299,674       $   8,184,784
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                   21,505,148          21,097,676
  Amortization of deferred gain on sale/leasebacks                          (531,629)           (322,804)
  Gains on disposals of property and equipment                            (2,487,662)           (195,106)
  Receipt of advance payments on purchases contracts                       2,977,224           7,248,750
  Recognition of advance payments on purchases contracts                  (2,465,680)         (1,816,351)
  Deferred income taxes                                                     (700,000)           (200,000)
  Decrease (increase) in receivables                                       2,879,430          (3,499,380)
  Decrease (increase) in inventory                                           335,407         (10,125,154)
  Decrease (increase) in other assets                                        105,479            (206,463)
  (Decrease) increase in accounts payable and
     accrued expenses                                                     (8,295,128)          3,563,251
                                                                       -------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                 24,622,263          23,729,203
                                                                       -------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                              6,547,033             224,380
Capital expenditures                                                     (59,413,449)        (23,924,239)
                                                                       -------------       -------------
NET CASH (USED) BY INVESTING ACTIVITIES                                  (52,866,416)        (23,699,859)
                                                                       -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                  50,053,573          24,988,894
Proceeds from short-term borrowings, net                                  30,000,000          16,500,000
Proceeds from sale/leaseback transactions                                         --          16,160,633
Principal payments on long-term debt                                     (42,866,188)        (48,356,777)
Proceeds from exercise of stock options                                    1,050,000             101,566
Dividends paid                                                            (7,053,670)         (6,999,315)
                                                                       -------------       -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                 31,183,715           2,395,001
                                                                       -------------       -------------

NET INCREASE IN CASH                                                       2,939,562           2,424,345
Cash at beginning of period                                               13,959,751          19,121,409
                                                                       -------------       -------------
CASH AT END OF PERIOD                                                  $  16,899,313       $  21,545,754
                                                                       =============       =============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS Six Months Ended March 25, 2000 and March 27, 1999

A.  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 25, 2000, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 25, 2000 and March 27, 1999. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1999 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1999.

The results of operations for the three month and six month periods ended March 25, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and six month periods ended March 27, 1999 have been reclassified for comparative purposes.

B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $232,914 and $185,070 at March 25, 2000 and September 25, 1999, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:


                                                                          MARCH 25,            September 25,
                                                                            2000                    1999
                                                                        ------------           -------------
     Accounts payable-trade                                             $ 89,260,734            $ 91,748,064
     Property, payroll, and other taxes payable                            9,674,285              11,358,575
     Salaries, wages and bonuses payable                                   7,431,511              10,812,107
     Self-insurance reserves                                               5,899,000               5,719,000
     Accrued litigation settlement                                         7,819,063               7,819,063
     Other                                                                17,802,724              14,186,668
                                                                        ------------            ------------
                                                                        $137,887,317            $141,643,477
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

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $4.4 million and $3.7 million for the three month periods ended March 25, 2000 and March 27, 1999, respectively.

For the six month periods ended March 25, 2000 and March 27, 1999, employee insurance expense totaled $8.3 million and $7.1 million, respectively.

D.  LONG-TERM DEBT

During the six month period ended March 25, 2000, the Company obtained $50.1 million in long-term funding secured by real estate and equipment. The proceeds of the loans were used to fund capital expenditures, retire existing long-term debt and for general corporate purposes.

Subsequent to March 25, 2000, the Company obtained long-term unsecured line of credit financing. The proceeds of this debt were used to reduce short-term borrowings outstanding at March 25, 2000. Short-term borrowings of $5.0 million have been reclassified to long-term debt at March 25, 2000 due to this refinancing.

E.  DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 17, 2000 and on October 11, 1999 to stockholders of record on January 7, 2000, and October 1, 1999, respectively.

F.  SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                                                 SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                          MARCH 25,               March 27,
                                                                            2000                    1999
                                                                        ------------            ------------
     Interest (net of amount capitalized)                               $ 19,668,798            $ 20,429,360

     Income taxes                                                          4,432,728               4,157,223

G.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                THREE MONTHS ENDED
                                                                        ------------------------------------
                                                                          MARCH 25,               March 27,
                                                                            2000                    1999
                                                                        ------------            ------------
     BASIC:
        Net income                                                      $  6,393,207            $  4,115,105
                                                                        ============            ============
        Weighted average number of common shares
           outstanding                                                    22,577,739              22,377,717
                                                                        ============            ============
        Basic earnings per common share                                 $        .28            $        .18
                                                                        ============            ============
      DILUTED:
        Net income                                                      $  6,393,207            $  4,115,105
                                                                        ============            ============
        Weighted average number of common shares and
           common stock equivalent shares outstanding                     22,614,803              22,394,296
                                                                        ============            ============

        Diluted earnings per common share                               $        .28            $        .18
                                                                        ============            ============

The following table sets forth the computation of basic and diluted earnings per share for the six month period indicated:

                                                                                 SIX MONTHS ENDED
                                                                        ------------------------------------
                                                                         MARCH 25,               March 27,
                                                                           2000                    1999
                                                                        ------------            ------------
     BASIC:
        Net income                                                      $ 11,299,674            $  8,184,784
                                                                        ============            ============
        Weighted average number of common shares
           outstanding                                                    22,548,618              22,374,585
                                                                        ============            ============
        Basic earnings per common share                                 $        .50            $        .36
                                                                        ============            ============

     DILUTED:
        Net income                                                      $ 11,299,674            $  8,184,784
                                                                        ============            ============
        Weighted average number of common shares and
           common stock equivalent shares outstanding                     22,559,599              22,391,164
                                                                        ============            ============
        Diluted earnings per common share                               $        .50            $        .36
                                                                        ============            ============

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                             THREE MONTHS ENDED               SIX MONTHS ENDED
                                                          ------------------------        ------------------------
                                                          MARCH 25,       March 27,       MARCH 25,      March 27,
                                                            2000            1999            2000           1999
                                                          --------        --------        --------        --------
Revenues from unaffiliated customers:
  Grocery sales                                           $447,818        $423,067        $898,096        $858,484
  Shopping center rentals                                    3,976           4,010           7,816           7,739
  Fluid dairy                                               17,321          19,110          35,443          37,034
                                                          --------        --------        --------        --------
Total revenues from unaffiliated
customers                                                 $469,115        $446,187        $941,355        $903,257
                                                          ========        ========        ========        ========

Income from operations:
  Grocery sales                                           $ 12,235        $ 12,470        $ 25,336        $ 25,261
  Shopping center rentals                                    2,381           2,447           4,613           4,618
  Fluid dairy                                                1,846           1,439           3,179           2,982
                                                          --------        --------        --------        --------
Total income from operations                              $ 16,462        $ 16,356        $ 33,128        $ 32,861
                                                          ========        ========        ========        ========


                                                               MARCH 25,         September 25,
                                                                 2000                1999
                                                             -------------       -------------

Assets:
   Grocery sales                                             $     764,142       $     725,990
   Shopping center rentals                                         121,682             121,277
   Fluid dairy                                                      26,218              25,904
                                                             -------------       -------------
 Total assets                                                $     912,042       $     873,171
                                                             =============       =============

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended March 25, 2000 and March 27, 1999, respectively, the fluid dairy segment has $11.1 and $11.9 million in sales to the grocery sales segment. The fluid dairy segment has $22.9 and $22.6 million in sales to the grocery sales segment in the six months ended March 25, 2000 and March 27, 1999, respectively. These sales have been eliminated in consolidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


Ingles, a leading supermarket chain in the Southeast, operates 207 supermarkets in Georgia (84), North Carolina (63), South Carolina (32), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.


RESULTS OF OPERATIONS


Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 25, 2000 and March 27, 1999. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                                                   THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               -----------------------------------------------------
                                                               MARCH 25,        March 27,     MARCH 25,     March 27,
                                                                 2000             1999          2000          1999
                                                               -----------------------------------------------------
     Net sales                                                  100.0%           100.0%         100.0%         100.0%
     Gross profit                                                25.5%            24.7%          25.3%          24.6%
     Operating and administrative
       expenses                                                  22.5%            21.6%          22.2%          21.4%
     Rental income, net                                           0.5%             0.6%           0.5%           0.5%
     Other income, net                                            0.9%             0.1%           0.5%           0.1%
     Income before interest and
       income taxes                                               4.4%             3.8%           4.1%           3.8%
     Interest expense                                             2.2%             2.3%           2.1%           2.3%
     Income before income taxes                                   2.2%             1.5%           2.0%           1.5%
     Income taxes                                                 0.8%             0.6%           0.8%           0.6%
     Net income                                                   1.4%             0.9%           1.2%           0.9%
     EBITDA margin(1)                                             6.8%             6.2%           6.4%           6.1%

     ---------------------------------------------------

(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED MARCH 25, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 27, 1999

Net Sales

Net sales for the three months ended March 25, 2000 increased 5.2% to $465.1 million, compared to $442.2 million for the three months ended March 27, 1999. Ingles sales growth was achieved through successful marketing efforts, community involvement and improvements in store conditions, as well as from maturing new stores, remodeled stores and stores that have been replaced.

Comparable store sales growth of 4.0% for the second quarter of fiscal 2000 held strong measured against the substantial comparable store sales growth in the second quarter of fiscal 1999 of 9.1%.

Gross Profit

Gross profit for the three months ended March 25, 2000 increased 8.6% to $118.7 million, or 25.5% of sales, compared to $109.2 million, or 24.7% of sales, for the three months ended March 27, 1999. The improvement, as a percentage of sales, results from a combination of increased sales in the expanded higher margin perishable departments, as well as through effective product management.

Operating and Administrative Expenses

Operating and administrative expenses increased 9.7% to $104.6 million for the three months ended March 25, 2000, from $95.3 million for the three months ended March 27, 1999. Operating and administrative expenses also increased as a percentage of sales, equaling 22.5% of sales for the second quarter of fiscal 2000 compared to 21.6% for the second quarter of fiscal 1999. Payroll costs in the current tight labor market, increased warehouse & transportation expense due primarily to higher fuel prices, group medical insurance costs and rent expense on the leasing of store equipment were the primary factors in the increase. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

         Payroll                                              0.3 %
         Warehouse & transportation expense                   0.2 %
         Insurance expense                                    0.2 %
         Equipment rent expense                               0.1 %

Rental Income, Net

Rental income, net remained substantially constant at $2.4 million for both the March 2000 and the March 1999 quarters.

Other Income, Net

Other income, net increased $3.5 million to $4.0 million for the three months ended March 25, 2000 from $0.5 million for the three months ended March 27, 1999. Other income for the March 2000 quarter includes gains on the sale of assets of $2.6 million. The sale of assets includes a shopping center in which the land, building and equipment were sold. Ingles is no longer operating a supermarket at that location. The balance of the increase resulted primarily from the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense decreased $0.2 million to $10.1 million for the three months ended March 25, 2000 from $10.3 million for the three months ended March 25, 1999. The decrease results primarily from sale/leaseback transactions in March 1999.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 38.5% in the March 2000 quarter compared to 37.8% in the March 1999 quarter. The increase is primarily attributable to higher state income taxes in the March 2000 quarter.

Net Income

Net income for the March 2000 quarter was $6.4 million, or 1.4% of sales, compared to $4.1 million, or 0.9% of sales, for the March 1999 quarter. Basic and diluted earnings per common share were $.28 for the March 2000 quarter compared to $.18 for the March 1999 quarter.

SIX MONTHS ENDED MARCH 25, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 27, 1999

Net Sales

Net sales for the six months ended March 25, 2000 increased 4.2% to $933.5 million, compared to $895.5 million for the six months ended March 27, 1999. Comparable store sales increased 3.2% for such period. Marketing efforts in all media, community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled and replacement stores contributed to the increase.

Gross Profit

Gross profit for the six months ended March 25, 2000 increased 7.4% to $236.0 million, or 25.3% of sales, compared to $219.8 million, or 24.6% of sales, for the six months ended March 27, 1999. Increased sales distribution in the higher margin perishable departments, as well as effective purchasing and promotional strategies, accounted for the increase.

Operating and Administrative Expenses

Operating and administrative expenses increased 8.3% to $207.5 million for the six months ended March 25, 2000, from $191.6 million for the six months ended March 27, 1999. As a percentage of sales, operating and administrative expenses increased to 22.2% for the March 2000 six-month period from 21.4% for the same period last year. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

         Payroll                                              0.3 %
         Warehouse & transportation expense                   0.2 %
         Insurance expense                                    0.2 %
         Equipment rent expense                               0.1 %

Rental Income, Net

Rental income, net remained substantially constant at $4.6 million for both the March 2000 and the March 1999 six-month periods.

Other Income, Net

Other income, net increased $4.1 million to $5.0 million for the six months ended March 25, 2000 from $0.9 million for the six months ended March 27, 1999. Other income for the March 2000 six-month period includes gains on the sale of assets of $2.5 million. The sale of assets includes a shopping center in which the land, building and equipment were sold. Ingles is no longer operating a supermarket at that location. The balance of the increase resulted primarily from the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense decreased $0.9 million to $19.8 million for the six months ended March 27, 2000 from $20.7 million for the six months ended March 27, 1999. The decrease results primarily from sale/leaseback transactions in March 1999.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 38.3% in the March 2000 six-month period compared to 37.4% in the March 1999 six-month period. The increase is primarily attributable to higher state income taxes in the March 2000 six-month period.

Net Income

Net income for the March 2000 six-month period was $11.3 million, or 1.2% of sales, compared to $8.2 million, or 0.9% of sales, for the March 1999 six-month period. Basic and diluted earnings per common share were $.50 for the March 2000 six-month period compared to $.36 for the March 1999 six-month period.


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

Capital expenditures totaled $59.4 million for the six months ended March 25, 2000, including expenditures related to the opening of two new stores, replacement of three older stores, and minor remodeling of six stores - all of which were completed during the six-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 2000 and in fiscal 2001, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles capital expenditure plans for the year previously included investments of approximately $75 million. The plans have been revised and now include investments of approximately $90-$100 million.

Liquidity

The Company generated $24.6 million of cash from operations for the six months ended March 25, 2000.

Cash used by investing activities totaled $52.9 million. The primary use of this cash was the $59.4 million of capital expenditures during the period, which were partially offset by $6.5 million of net proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the March 2000 six-month period, the Company's financing activities provided $31.2 million in cash, the net result of dividend payments, long- and short-term borrowings and stock option proceeds. Proceeds from long-term debt totaled $50.1 million, while payments on long-term debt were $42.9 million. Proceeds from the short-term borrowings, net were $30.0 million. As of March 25, 2000 the Company had unencumbered real property and equipment with a net book value of approximately $256 million.

At March 25, 2000, the Company had lines of credit with seven banks totaling $125.0 million; of this amount $38.7 million was unused. The $86.3 million outstanding under lines of credit at March 25, 2000 mature in fiscal years 2000 and 2001, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 25, 2000.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions providing minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $27.9 million, based on tangible net worth at March 25, 2000.

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

Impact of Inflation

Inflation in food prices during the first and second quarters of fiscal 2000 and during fiscal 1999 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Year 2000

Even though the date is now past January 1, 2000 and the Company has not experienced any adverse impact from the transition to the Year 2000, the Company cannot provide assurance that our suppliers and customers have not been affected in a manner that is not yet apparent. As a result, the Company will continue to monitor Year 2000 compliance and the Year 2000 compliance of our suppliers and customers.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided in Form 10-K for the fiscal year ended September 25, 1999.


Part II. Other Information.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 15, 2000. The only matter submitted to a vote of the stockholders at this meeting was the election of nine directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 8,877,455 votes for, 136,710 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate:
8,875,354 votes for, 138,811 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Ralph H. Gardner, Robert P. Ingle, II, Laura Ingle Sharp and Brenda S. Tudor were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Robert P.
Ingle: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (b) Mr. Fisher: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Federico: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (d) Mr. Gardner: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (e) Mr. Robert P. Ingle,
II: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes;
(f) Ms. Sharp: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (g) Ms. Tudor: 12,259,738 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is filed as part of this report. The exhibit number refers to Item 601 of Regulation S-K.

                  Exhibit 27.1 - Financial Data Schedule for the period ended March 25, 2000 (for SEC purposes only).

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended March 25, 2000.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                          INGLES MARKETS, INCORPORATED

Date:  May 8, 2000        /s/ Robert P. Ingle
                          -----------------------------
                          Robert P. Ingle
                          Chairman of the Board and
                          Chief Executive Officer


Date:  May 8, 2000        /s/ Brenda S. Tudor
                          -----------------------------
                          Brenda S. Tudor
                          Vice President-Finance and
                          Chief Financial Officer