Form 10-Q
period 2000-06-24
INGLES MARKETS INC
filed 2000-08-07
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

                         Commission file number 0-14706.
                                                --------


                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                  56-0846267
    -------------------------------                   -------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

      P.O. Box 6676, Asheville, NC                            28816
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

                                 (828) 669-2941
               --------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of July 31, 2000, the Registrant had 9,931,114 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,646,625 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX

                                                                                        Page No.
                                                                                        --------
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  June 24, 2000 and September 25, 1999.............................       3

         Condensed Consolidated Statements of Income
                  Three Months Ended June 24, 2000 and June 26, 1999...............       5
                  Nine Months Ended June 24, 2000 and June 26, 1999................       6

         Condensed Consolidated Statements of Changes in Stockholders'
           Equity
                  Nine Months Ended June 24, 2000 and June 26, 1999................       7

         Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended June 24, 2000 and June 26, 1999................       8

         Notes to Unaudited Interim Financial Statements...........................       9

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations..................................................      13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk.............      21

Part II - Other Information

   Item 6.  Exhibits and Reports on Form 8-K.......................................      22

Signatures.........................................................................      23

Part I. Financial Information
Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                        JUNE 24,            SEPTEMBER 25,
                                                          2000                  1999
                                                       (UNAUDITED)             (NOTE)
                                                     --------------        --------------
CURRENT ASSETS:
  Cash                                               $   14,862,421        $   13,959,751
  Receivables                                            22,681,766            25,798,505
  Inventories                                           170,269,143           167,011,044
  Refundable income taxes                                        --             1,500,000
  Other                                                   4,430,521             4,491,490
                                                     --------------        --------------
  Total Current Assets                                  212,243,851           212,760,790


PROPERTY AND EQUIPMENT - Net                            697,296,767           656,706,694


OTHER ASSETS                                              3,611,655             3,703,590
                                                     --------------        --------------

   TOTAL ASSETS                                      $  913,152,273        $  873,171,074
                                                     ==============        ==============



NOTE: The balance sheet at September 25, 1999 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                               JUNE 24,             SEPTEMBER 25,
                                                                                                 2000                   1999
                                                                                              (UNAUDITED)              (NOTE)
                                                                                             --------------        --------------
CURRENT LIABILITIES:
  Short-term loans and current portion of long-term debt                                     $   92,423,297        $   62,002,254
  Accounts payable, accrued expenses and current portion
  of other long-term liabilities                                                                141,515,744           141,643,477
                                                                                             --------------        --------------
  Total Current Liabilities                                                                     233,939,041           203,645,731

DEFERRED INCOME TAXES                                                                            27,764,578            28,014,578

LONG-TERM DEBT                                                                                  405,247,310           402,992,151

OTHER LONG-TERM LIABILITIES                                                                      14,714,739            14,396,758
                                                                                             --------------        --------------
  TOTAL LIABILITIES                                                                             681,665,668           649,049,218
                                                                                             --------------        --------------

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value;
   10,000,000 shares authorized; no shares issued                                                        --                    --
Common stocks:
   Class A, $.05 par value;  150,000,000 shares authorized; 9,931,114 shares issued and outstanding June 24, 2000; 9,786,491 shares issued
     and outstanding September 25, 1999                                                             496,556               489,324

   Class B, $.05 par value; 100,000,000 shares authorized; 12,646,625 shares issued and outstanding June 24, 2000; 12,691,248 shares issued and
     outstanding September 25, 1999                                                                 632,331               634,563
Paid-in capital in excess of par value                                                           97,943,633            96,898,633
Retained earnings                                                                               132,414,085           126,099,336
                                                                                             --------------        --------------
Total Stockholders' Equity                                                                      231,486,605           224,121,856
                                                                                             --------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $  913,152,273        $  873,171,074
                                                                                             ==============        ==============

NOTE: The balance sheet at September 25, 1999 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                          ------------------------------------
                                                             JUNE 24,               JUNE 26,
                                                               2000                  1999
                                                          --------------        --------------
Net sales                                                 $  469,364,035        $  452,878,199
Cost of goods sold                                           346,785,018           339,277,000
                                                          --------------        --------------
Gross profit                                                 122,579,017           113,601,199
Operating and administrative expenses                        107,575,887            98,839,986
Rental income, net                                             2,410,755             2,381,210
                                                          --------------        --------------
Income from operations                                        17,413,885            17,142,423
Other income, net                                              1,920,530               747,748
                                                          --------------        --------------
Income before interest and income taxes                       19,334,415            17,890,171
Interest expense                                              10,080,080             9,643,909
                                                          --------------        --------------
Income before income taxes                                     9,254,335             8,246,262
                                                          --------------        --------------
Income taxes:
  Current                                                      3,350,000             2,200,000
  Deferred                                                       300,000               900,000
                                                          --------------        --------------
                                                               3,650,000             3,100,000
                                                          --------------        --------------
Net income                                                $    5,604,335        $    5,146,262
                                                          ==============        ==============


Per share amounts:
  Basic earnings per common share                         $         0.25        $         0.23
                                                          ==============        ==============
  Diluted earnings per common share                       $         0.25        $         0.23
                                                          ==============        ==============


Cash dividends per common share:

  Class A Common Stock                                    $        0.165        $        0.165
                                                          --------------        --------------
  Class B Common Stock                                    $        0.150        $        0.150
                                                          --------------        --------------


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                          ---------------------------------------
                                                             JUNE 24,                 JUNE 26,
                                                               2000                     1999
                                                          ---------------         ---------------
Net sales                                                 $ 1,402,903,267         $ 1,348,396,606
Cost of goods sold                                          1,044,297,451           1,014,959,558
                                                          ---------------         ---------------
Gross profit                                                  358,605,816             333,437,048
Operating and administrative expenses                         315,087,506             290,432,744
Rental income, net                                              7,023,369               6,999,321
                                                          ---------------         ---------------
Income from operations                                         50,541,679              50,003,625
Other income, net                                               6,908,495               1,659,805
                                                          ---------------         ---------------
Income before interest and income taxes                        57,450,174              51,663,430
Interest expense                                               29,896,165              30,332,384
                                                          ---------------         ---------------
Income before income taxes                                     27,554,009              21,331,046
                                                          ---------------         ---------------
Income taxes:
  Current                                                      11,050,000               7,300,000
  Deferred                                                       (400,000)                700,000
                                                          ---------------         ---------------
                                                               10,650,000               8,000,000
                                                          ---------------         ---------------
Net income                                                $    16,904,009         $    13,331,046
                                                          ===============         ===============

Per share amounts:
  Basic earnings per common share                         $          0.75         $          0.59
                                                          ===============         ===============
  Diluted earnings per common share                       $          0.75         $          0.59
                                                          ===============         ===============

Cash dividends per common share:

  Class A Common Stock                                    $         0.495         $         0.495
                                                          ---------------         ---------------

  Class B Common Stock                                    $         0.450         $         0.450
                                                          ---------------         ---------------

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) NINE MONTHS ENDED JUNE 24, 2000 AND JUNE 26, 1999


                                     CLASS A                   CLASS B                PAID-IN
                                  COMMON STOCK               COMMON STOCK           CAPITAL IN
                              ---------------------   --------------------------     EXCESS OF        RETAINED
                                SHARES      AMOUNT      SHARES          AMOUNT       PAR VALUE        EARNINGS           TOTAL
                              ----------   --------   ------------    ----------    ------------   --------------    --------------

Balance, September 26, 1998    9,581,641   $479,082     12,784,098    $  639,205    $ 95,765,167   $  121,352,289    $  218,235,743
Net income                            --         --             --            --              --       13,331,046        13,331,046
Cash dividends                        --         --             --            --              --      (10,500,949)      (10,500,949)
Exercise of stock options         12,000        600             --            --         100,966               --           101,566
Common stock conversions          91,875      4,594        (91,875)       (4,594)             --               --                --
                              ----------   --------   ------------    ----------    ------------   --------------    --------------

Balance, June 26, 1999         9,685,516   $484,276     12,692,223    $  634,611    $ 95,866,133   $  124,182,386    $  221,167,406
                              ==========   ========   ============    ==========    ============   ==============    ==============

Balance, September 25, 1999    9,786,491   $489,324     12,691,248    $  634,563    $ 96,898,633   $  126,099,336    $  224,121,856
Net income                            --         --             --            --              --       16,904,009        16,904,009
Cash dividends                        --         --             --            --              --      (10,589,260)      (10,589,260)
Exercise of stock options        100,000      5,000             --            --       1,045,000               --         1,050,000
Common stock conversions          44,623      2,232        (44,623)       (2,232)             --               --                --
                              ----------   --------   ------------    ----------    ------------   --------------    --------------

BALANCE, JUNE 24, 2000         9,931,114   $496,556     12,646,625    $  632,331    $ 97,943,633   $  132,414,085    $  231,486,605
                              ==========   ========   ============    ==========    ============   ==============    ==============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                         ------------------------------------
                                                                             JUNE 24,             JUNE 26,
                                                                              2000                  1999
                                                                         --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $   16,904,009         $   13,331,046
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                      32,588,517             31,546,121
  Amortization of deferred gain on sale/leasebacks                             (772,177)              (596,172)
  Gains on disposals of property and equipment                               (2,485,424)              (204,782)
  Receipt of advance payments on purchases contracts                          2,844,282              7,248,750
  Recognition of advance payments on purchases contracts                     (3,532,572)            (2,780,763)
  (Decrease) increase in deferred income taxes                                 (400,000)               700,000
  Decrease (increase) in receivables                                          4,616,739             (3,729,990)
  Increase in inventory                                                      (3,258,099)            (8,689,709)
  Decrease (increase) in other assets                                            93,164               (253,894)
  (Decrease) increase in accounts payable and accrued
    expenses                                                                 (2,487,722)             5,967,603
                                                                         --------------         --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    44,110,717             42,538,210
                                                                         --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                                 6,547,733                299,111
Capital expenditures                                                        (83,346,398)           (37,088,149)
                                                                         --------------         --------------
NET CASH (USED) BY INVESTING ACTIVITIES                                     (76,798,665)           (36,789,038)
                                                                         --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                     86,868,573             56,843,729
Proceeds from short-term borrowings, net                                     15,000,000              5,000,000
Proceeds from sale/leaseback transactions                                    10,453,676             18,371,082
Principal payments on long-term debt                                        (69,192,371)           (75,237,631)
Proceeds from exercise of stock options                                       1,050,000                101,566
Dividends paid                                                              (10,589,260)           (10,500,949)
                                                                         --------------         --------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                             33,590,618             (5,422,203)
                                                                         --------------         --------------

NET INCREASE IN CASH                                                            902,670                326,969
Cash at beginning of period                                                  13,959,751             19,121,409
                                                                         --------------         --------------
CASH AT END OF PERIOD                                                    $   14,862,421         $   19,448,378
                                                                         ==============         ==============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Nine Months Ended June 24, 2000 and June 26, 1999

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 24, 2000, and the results of operations, changes in stockholders' equity and cash flows for the three month and nine month periods ended June 24, 2000 and June 26, 1999. The adjustments made are of a normal, recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 1999 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 23, 1999.

The results of operations for the three month and nine month periods ended June 24, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and nine month periods ended June 26, 1999 have been reclassified for comparative purposes.

B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $260,079 and $185,070 at June 24, 2000 and September 25, 1999, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                                                JUNE 24,            September 25,
                                                                                  2000                  1999
                                                                             --------------        --------------
         Accounts payable-trade                                              $   91,489,977        $   91,748,064
         Property, payroll, and other taxes payable                              11,531,651            11,358,575
         Salaries, wages and bonuses payable                                      8,901,290            10,812,107
         Self-insurance reserves                                                  5,511,000             5,719,000
         Accrued litigation settlement                                            7,819,063             7,819,063
         Other                                                                   16,262,763            14,186,668
                                                                             --------------        --------------

                                                                             $  141,515,744        $  141,643,477
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

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.0 million and $3.6 million for the three month periods ended June 24, 2000 and June 26, 1999, respectively. For the nine month periods ended June 24, 2000 and June 26, 1999, employee insurance expense totaled $11.4 million and $10.7 million, respectively.

D. LONG-TERM DEBT

During the nine month period ended June 24, 2000, the Company obtained $68.4 million in long-term funding secured by real estate and equipment. The Company obtained long-term unsecured line of credit financing of $18.5 million. The proceeds of the loans were used to fund capital expenditures, retire existing long-term debt and for general corporate purposes. During the year, the Company completed several equipment sale/leaseback transactions that netted proceeds of $10.5 million. The proceeds were used to reduce unsecured lines of credit.

E. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 14, 2000, January 17, 2000 and on October 11, 1999 to stockholders of record on April 4, 2000, January 7, 2000 and October 1, 1999, respectively.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                                    NINE MONTHS ENDED
                                                         ------------------------------------
                                                             JUNE 24,               June 26,
                                                              2000                  1999
                                                         --------------        --------------

         Interest (net of amount capitalized)            $   29,931,745        $   30,542,237

         Income taxes                                         7,758,229             6,869,794

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                                                    THREE MONTHS ENDED
                                                                                             ------------------------------------
                                                                                                JUNE 24,              June 26,
                                                                                                  2000                  1999
                                                                                             --------------        --------------
BASIC:
   Net income                                                                                $    5,604,335        $    5,146,262
                                                                                             ==============        ==============
   Weighted average number of common shares
      outstanding                                                                                22,577,739            22,377,739
                                                                                             ==============        ==============
   Basic earnings per common share                                                           $          .25        $          .23
                                                                                             ==============        ==============
 DILUTED:
   Net income                                                                                $    5,604,335        $    5,146,262
                                                                                             ==============        ==============
   Weighted average number of common shares and
      common stock equivalent shares outstanding                                                 22,642,081            22,544,220
                                                                                             ==============        ==============

   Diluted earnings per common share                                                         $          .25        $          .23
                                                                                             ==============        ==============

The following table sets forth the computation of basic and diluted earnings per share for the nine month period indicated:

                                                                                                      NINE MONTHS ENDED
                                                                                             ------------------------------------
                                                                                               JUNE 24,               June 26,
                                                                                                 2000                   1999
                                                                                             --------------        --------------
BASIC:
   Net income                                                                                $   16,904,009        $   13,331,046
                                                                                             ==============        ==============
   Weighted average number of common shares
      outstanding                                                                                22,558,325            22,375,636
                                                                                             ==============        ==============
   Basic earnings per common share                                                           $          .75        $          .59
                                                                                             ==============        ==============

DILUTED:
   Net income                                                                                $   16,904,009        $   13,331,046
                                                                                             ==============        ==============
   Weighted average number of common shares and
      common stock equivalent shares outstanding                                                 22,631,870            22,481,785
                                                                                             ==============        ==============
   Diluted earnings per common share                                                         $          .75        $          .59
                                                                                             ==============        ==============

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                   --------------------------      --------------------------
                                                    JUNE 24,         June 26,       JUNE 24,        June 26,
                                                      2000            1999            2000            1999
                                                   ----------      ----------      ----------      ----------
Revenues from unaffiliated customers:
  Grocery sales                                    $  451,878      $  435,881      $1,349,974      $1,294,366
  Shopping center rentals                               3,998           3,927          11,814          11,665
  Fluid dairy                                          17,486          16,997          52,929          54,031
                                                   ----------      ----------      ----------      ----------
Total revenues from unaffiliated
  customers                                        $  473,362      $  456,805      $1,414,717      $1,360,062
                                                   ==========      ==========      ==========      ==========

Income from operations:
  Grocery sales                                    $   13,058      $   12,789      $   38,394      $   38,050
  Shopping center rentals                               2,411           2,381           7,024           6,999
  Fluid dairy                                           1,945           1,972           5,124           4,954
                                                   ----------      ----------      ----------      ----------
Total income from operations                       $   17,414      $   17,142      $   50,542      $   50,003
                                                   ==========      ==========      ==========      ==========


                                                           JUNE 24,      September 25,
                                                            2000             1999
                                                          ---------      -------------
Assets:
   Grocery sales                                          $ 763,501        $ 725,990
   Shopping center rentals                                  123,303          121,277
   Fluid dairy                                               26,348           25,904
                                                          ---------        ---------
 Total assets                                             $ 913,152        $ 873,171
                                                          =========        =========

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. Grocery sales and fluid dairy revenues comprise the net sales reported.

The fluid dairy segment had $10.4 and $10.1 million in sales to the grocery sales segment for the three months ended June 24, 2000 and June 26, 1999, respectively. The fluid dairy segment had $33.2 and $32.7 million in sales to the grocery sales segment in the nine months ended June 24, 2000 and June 26, 1999, respectively. These sales have been eliminated in consolidation.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW


Ingles, a leading supermarket chain in the Southeast, operates 209 supermarkets in Georgia (84), North Carolina (63), South Carolina (33), Tennessee (25), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.


RESULTS OF OPERATIONS


Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods, respectively, ended June 24, 2000 and June 26, 1999. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                            -----------------------------------------------------
                                            JUNE 24,      June 26,       JUNE 24,        June 26,
                                              2000          1999           2000           1999
                                            -----------------------------------------------------
Net sales                                   100.0%         100.0%         100.0%         100.0%
Gross profit                                 26.1%          25.1%          25.6%          24.7%

Operating and administrative
  Expenses                                   22.9%          21.8%          22.5%          21.5%
Rental income, net                            0.5%           0.5%           0.5%           0.5%
Other income, net                             0.4%           0.1%           0.5%           0.1%
Income before interest and
  income taxes                                4.1%           3.9%           4.1%           3.8%
Interest expense                              2.1%           2.1%           2.1%           2.2%
Income before income taxes                    2.0%           1.8%           2.0%           1.6%
Income taxes                                  0.8%           0.7%           0.8%           0.6%
Net income                                    1.2%           1.1%           1.2%           1.0%
EBITDA margin(1)                              6.5%           6.3%           6.4%           6.2%

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

THREE MONTHS ENDED JUNE 24, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 26, 1999

Net Sales

Net sales for the three months ended June 24, 2000 increased 3.6% to $469.4 million, compared to $452.9 million for the three months ended June 26, 1999. Comparable store sales increased 2.4% for the quarter compared to the same period last year.

Sales increases were achieved through a combination of effective marketing, highly visible community involvement and a focus on improving store conditions and customer service, as well as from rising sales in maturing new stores, remodeled stores and stores that have been replaced.

Gross Profit

Gross profit for the three months ended June 24, 2000 increased 7.9% to $122.6 million, or 26.1% of sales, compared to $113.6 million, or 25.1% of sales, for the three months ended June 26, 1999. Efficient purchasing and an expanded array of higher margin product offerings contributed to increased gross profit.

Operating and Administrative Expenses

Operating and administrative expenses increased 8.8% to $107.6 million for the three months ended June 24, 2000, from $98.8 million for the three months ended June 26, 1999. A variety of factors contributed to this increase. Payroll increases resulted from rising labor costs in a highly competitive labor market. An increase in bank charges resulted primarily from charges related to the increased volume and cost of processing credit card and debit card sales. Repair charges in the first half of the year decreased, as a percentage of sales, however an increase in refrigeration repairs reversed that trend in the third quarter. Warehouse expenses increased primarily due to higher labor costs and increased diesel fuel prices. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                  Payroll                            0.6%
                  Bank charges                       0.1%
                  Repairs                            0.1%
                  Warehouse expense                  0.1%
                  Equipment rent expense             0.1%

Rental Income, Net

Rental income, net remained substantially unchanged at $2.4 million for both the June 2000 and June 1999 quarters. Ingles operated one fewer shopping center during the three months ended June 24, 2000 than during the same quarter of 1999. This shopping center was sold in February 2000.

Other Income, Net

Other income, net increased $1.2 million to $1.9 million for the three months ended June 24, 2000 from $0.7 million for the three months ended June 26, 1999. The increase results primarily from the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense increased $0.5 million to $10.1 million for the three months ended June 24, 2000 from $9.6 million for the three months ended June 26, 1999. The increase results from a combination of higher debt levels used to fund capital expenditures and higher interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 39.4% in the June 2000 quarter compared to 37.6% in the June 1999 quarter. This increase is primarily attributable to higher state income taxes in the June 2000 quarter.

Net Income

Net income for the June 2000 quarter increased 8.9% to $5.6 million, or 1.2% of sales, compared to $5.1 million, or 1.1% of sales, for the June 1999 quarter. Basic and diluted earnings per common share were $.25 for the June 2000 quarter compared to $.23 for the June 1999 quarter.



NINE MONTHS ENDED JUNE 24, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 26, 1999

Net Sales

Net sales for the nine months ended June 24, 2000 increased 4.0% to $1.403 billion, compared to $1.348 billion for the nine months ended June 26, 1999. Comparable store sales increased 2.9% for such period. Effective marketing strategies, increased community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled stores contributed to the increase.

Gross Profit

Gross profit for the nine months ended June 24, 2000 increased 7.5% to $358.6 million, or 25.6% of sales, compared to $333.4 million, or 24.7% of sales, for the nine months ended June 26, 1999. Efficient purchasing and an expanded array of higher margin product offerings contributed to increased gross profit.

Operating and Administrative Expenses

Operating and administrative expenses increased 8.5% to $315.1 million for the nine months ended June 24, 2000, from $290.4 million for the nine months ended June 26, 1999. As a percentage of sales, operating and administrative expenses were 22.5% and 21.5% for the nine months ended June 24, 2000 and June 26, 1999, respectively. A variety of factors contributed to this increase. Payroll increases resulted from rising labor costs in a highly competitive labor market. Warehouse expenses increased primarily due to higher labor costs and increased diesel fuel prices. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Store supply costs rose due to a combination of upfitting new and replacement stores with supplies and the addition of new supply items in all stores. An increase in bank charges resulted primarily from charges related to the increased volume and cost of processing credit card and debit card sales. Higher group medical insurance costs in the first half of the year caused accelerated insurance costs year-to-date, however, the trend stabilized in the third quarter. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                  Payroll                            0.4%
                  Warehouse expense                  0.2%
                  Equipment rent expense             0.1%
                  Store supplies                     0.1%
                  Bank charges                       0.1%
                  Insurance                          0.1%


Rental Income, Net

Rental income, net remained substantially unchanged at $7.0 million for both the June 2000 nine-month period and the June 1999 nine-month period. Ingles operated one less shopping center at June 2000 than at June 1999. This shopping center was sold in February 2000.

Other Income, Net

Other income, net increased $5.2 million to $6.9 million for the nine months ended June 24, 2000 from $1.7 million for the nine months ended June 26, 1999. Other income for the June 2000 nine-month period includes gains on the sale of assets of $2.5 million. The sale of assets includes a shopping center in which the land, building and equipment were sold in February 2000. The balance of the increase resulted primarily form the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense decreased $0.4 million to $29.9 million for the nine months ended June 24, 2000 from $30.3 million for the nine months ended June 26, 1999. The decrease results primarily from sale/leaseback transactions in March 1999, partially offset by increased debt levels at June 24, 2000 and higher interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax income increased to 38.7% in the June 2000 nine-month period compared to 37.5% in the June 1999 nine-month period. The increase is primarily attributable to higher state income taxes in the June 2000 nine-month period.


Net Income

Net income for the June 2000 nine-month period grew 26.8% to $16.9 million, or 1.2% of sales, compared to $13.3 million, or 1.0% of sales, for the June 1999 nine-month period. Basic and diluted earnings per common share were $.75 for the June 2000 nine-month period compared to $.59 for the June 1999 nine-month period.





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

Capital expenditures totaled $83.3 million for the nine months ended June 24, 2000, including expenditures related to the opening of four new stores, replacement of six older stores, and minor remodeling of nine stores, all of which were completed during the nine-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the remainder of fiscal 2000 and in fiscal 2001, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles capital expenditure plans for the whole of fiscal 2000 include investments of approximately $100 million.


Liquidity

The Company generated $44.1 million of cash from operations for the nine months ended June 24, 2000 compared to $42.5 million for the nine months ended June 26, 1999.

Cash used by investing activities totaled $76.8 million. The primary use of this cash was the $83.3 million of capital expenditures during the period, which were partially offset by $6.5 million of proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the June 2000 nine-month period, the Company's financing activities provided $33.6 million in cash, the net result of dividend payments, long- and short-term borrowings, proceeds from sale/leaseback transactions and stock option proceeds. Proceeds from long-term debt totaled $86.9 million, while payments on long-term debt were $69.2 million. Proceeds from short-term borrowings, net were $15.0 million. As of June 24, 2000 the Company had unencumbered real property and equipment with a net book value of approximately $260 million.

At June 24, 2000, the Company had lines of credit with seven banks totaling $140.0 million; of this amount $58.0 million was unused. The $82.0 million outstanding under lines of credit at June 24, 2000 mature in fiscal years 2001 and 2002; however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 24, 2000.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the

Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay additional dividends to approximately $30.0 million, based on tangible net worth at June 24, 2000.

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

Impact of Inflation

Inflation in food prices during the first three quarters of fiscal 2000 and during fiscal 1999 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

                  Exhibit 27.1 - Financial Data Schedule for the period ended June 24, 2000 (for SEC purposes only).

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended June 24, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INGLES MARKETS, INCORPORATED

Date:  August 7, 2000                       /s/ Robert P. Ingle
                                            -----------------------------
                                            Robert P. Ingle
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  August 7, 2000                       /s/ Brenda S. Tudor
                                            -----------------------------
                                            Brenda S. Tudor
                                            Vice President-Finance and
                                            Chief Financial Officer