Form 10-K
period 2000-09-30
INGLES MARKETS INC
filed 2000-12-20
CIK 50493

                                                                     FACING PAGE
                                                                     Page 1 of 2

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                --------------------     -----------------------

Commission File Number 0-14706
                       -------

                          INGLES MARKETS, INCORPORATED
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

North Carolina                             56-0846267
----------------------------------------   ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

P.O. Box 6676, Asheville, NC               28816
----------------------------------------   ------------------------------------
(Address of principal executive offices)   (Zip Code)

Registrant's telephone number,
including area code:                       (828) 669-2941
                                           ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange on
         Title of each class                       which registered
----------------------------------------   ------------------------------------
                None                                   None
----------------------------------------   ------------------------------------

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

Exhibit Index is Located on pages 51 - 52
                                  ---  --

                                                                     FACING PAGE
                                                                     Page 2 of 2

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         As of December 1, 2000, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market's National Market on December 1, 2000, was approximately $100.5 million.

         As of December 1, 2000, the registrant has 9,935,076 shares of Class A Common Stock outstanding and 12,642,663 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 13, 2001, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company"), a leading supermarket chain in the Southeast, operates 208 supermarkets in Georgia (84), North Carolina (63), South Carolina (32), Tennessee (25), Virginia (3) and Alabama
(1). The Company's strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company's new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today's shoppers. Design features of the Company's modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a "one-stop" shopping experience. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, "Ingles Gas Express". The Company plans to incorporate these new departments in a number of its stores. Ingles has invested approximately $500 million over the past five years to update, expand and modernize its existing stores and build new stores.

The Company's stores are located substantially within 250 miles of the Company owned 760,000 square foot warehouse and distribution center from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The close proximity of the Company's purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items. To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company's supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 62% of its products to other retailers, food service distributors and grocery warehouses in eight states.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 77 shopping centers, 65 of which contain an Ingles supermarket, and owns 67 additional properties that contain a free-standing Ingles store. The Company also owns 9 undeveloped sites suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 30, 2000, Mr. Ingle owns or controls approximately 86% of the combined voting power and 53% of the total number of shares of the Company's outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

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

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):

                                                                    Fiscal Year Ended September
                                           -----------------------------------------------------------------------------
                                                     2000                       1999                      1998
                                           -----------------------    -----------------------    -----------------------
Revenues from unaffiliated customers:
Grocery sales                              $ 1,842.1        95.3%     $ 1,733.3        95.2%     $ 1,586.3        95.6%
Shopping center rentals                         15.9          .8%          15.5          .8%          12.8          .8%
Fluid dairy                                     74.1         3.9%          72.1         4.0%          60.8         3.6%
                                           ---------     -------      ---------     -------      ---------     -------
                                           $ 1,932.1       100.0%     $ 1,820.9       100.0%     $ 1,659.9       100.0%
                                           =========     =======      =========     =======      =========     =======
Income from operations:
Grocery sales(1)                           $    51.1        74.7%     $    51.0        75.4%     $    31.0        70.1%
Shopping center rentals                         10.1        14.8%           9.1        13.5%           7.2        16.3%
Fluid dairy                                      7.2        10.5%           7.5        11.1%           6.0        13.6%
                                           ---------     -------      ---------     -------      ---------     -------
                                                68.4       100.0%          67.6       100.0%          44.2       100.0%
                                                         =======                    =======                    =======
Other income, net                                7.0                        2.3                        2.4
Interest expense                                41.2                       39.8                       40.1
                                           ---------                  ---------                  ---------
Income before income
  taxes                                    $    34.2                  $    30.1                  $     6.5
                                           =========                  =========                  =========

(1)      Fiscal 2000 was a 53-week year.
(2) Income from operations in the grocery sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement of $14.6 million.

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 30, 2000, the Company operated 205 supermarkets under the name "Ingles", two supermarkets under the name "Best Food" and one supermarket under the name "Sav-Mor" in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" and "Sav-Mor" store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                                               Number of Supermarkets                Percentage of Total
                                                     at Fiscal                      Net Sales for Fiscal
                                                Year Ended September                Year Ended September
                                             --------------------------        ----------------------------
                                             2000      1999        1998        2000       1999         1998
                                             ----      ----        ----        ----       ----         ----

North Carolina                                 63        63          63          33%        34%          35%
South Carolina                                 32        32          32          13%        14%          14%
Georgia                                        84        83          84          42%        40%          38%
Tennessee                                      25        24          24          10%        10%          11%
Virginia                                        3         3           3           1%         1%           1%
Alabama                                         1         1           1           1%         1%           1%
                                              ---      ----         ---         ---       ----          ---
                                              208       206         207         100%       100%         100%
                                              ===      ====         ===         ===       ====          ===

The Company believes that today's supermarket customers are focused on convenience and value. As a result, the Company's "one-stop" shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company's modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, "Ingles Gas Express". The Company plans to incorporate these new departments in a number of its stores. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company's distinctive service oriented image.

Selected statistics on the Company's supermarket operations are presented below:

                                                           Fiscal Year Ended September
                                       -------------------------------------------------------------------
                                       2000(1)         1999           1998           1997           1996
                                       -------        -------        -------        -------        -------
Weighted Average Sales
    Per Store (000's)                  $ 8,856        $ 8,424        $ 7,840        $ 7,716        $ 7,710
Total Square Feet at
    End of Year (000's)                  8,914          8,400          8,287          7,506          6,746
Average Total Square
    Feet per Store                      42,855         40,776         40,038         37,912         35,886
Average Square Feet of
    Selling Space per Store (2)         29,999         28,543         28,026         26,538         25,120

(1)      Fiscal 2000 was a 53-week year.
(2)      Selling space is estimated to be 70% of total store square footage.

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

Approximately 13% of the Company's other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. ("MDI"), a wholesale grocery distributor with which the Company has had a continuing relationship for the last thirty years. Purchases from MDI were approximately $188 million in 2000, $184 million in 1999 and $181 million in 1998. MDI owned approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 30, 2000 totaling 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 20% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company's stores by a fleet of 110 tractors and 428 trailers that the Company operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

The Company completes minor remodels in existing stores that management believes provide ample size and facilities to support the local customer base but require merchandising and operational improvements. In a minor remodel the company will also make cosmetic changes to give the store a new look and feel. Minor remodels generally include repainting, remodeling and upgrading of the lighting throughout the store. Additionally, the Company refurbishes existing equipment and adds selected new equipment in the remodeling process. As part of a minor remodel, the Company remerchandises the store including the broadening of product and service offerings.

When the Company remodels, expands or relocates an existing store, it uses that opportunity to retrain the employees of that store and reemphasize customer service.

The following table sets forth, for the periods indicated, the Company's new store development and store remodeling activities and the effect this program has had on the average size of its stores.

                                         2000           1999           1998           1997           1996
                                        ------         ------         ------         ------         ------
Number of Stores:
    Opened                                   4              3             11             11              7
    Closed stores (1)                        2              4              2              1              1
    Major remodels and
      replacements                          11              3              9              5              7
    Minor remodels                           8             16             10             16             12
    Stores open at end of period           208            206            207            198            188
Size of Stores:
    Less than 30,000 sq. ft                 27             32             35             39             44
    30,000 up to 42,000 sq. ft              67             71             74             80             82
    42,001 up to 52,000 sq. ft              39             41             40             37             36
    Greater than 52,000 sq. ft              75             62             58             42             26
    Average store size (sq. ft)         42,855         40,776         40,038         37,912         35,886

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's principal competitors (in alphabetical order) are BI-LO, Inc., Food Lion, Inc., The Kroger Co., Publix Super Markets, Inc. and Winn-Dixie Stores, Inc. The Company also competes with national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and supercenters. Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition. The Company's management monitors competitive activity and regularly reviews and periodically adjusts the Company's marketing and business strategies as management deems appropriate in light of existing conditions to adapt to changes in the Company's region. The Company's ability to remain competitive in its markets will depend in part on its ability to pursue its expansion and renovation programs in response to remodelings and new store openings by its competitors.

Employees and Labor Relations

At September 30, 2000, the Company had approximately 14,300 employees, of which 91% are supermarket personnel. Approximately 52% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

Item 2.  PROPERTIES

Owned Properties.

The Company owns and operates 77 shopping centers, 65 of which contain an Ingles supermarket, and owns 67 additional properties that contain a free-standing Ingles store. The Company also owns 9 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns and holds for future development or sale numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

The shopping centers owned by the Company contain an aggregate of 5.9 million square feet of leasable space, of which 2.8 million square feet is used by the Company's supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

              Size                                                                      Number
              Less than 50,000 square feet                                                25
              50,000 - 100,000 square feet                                                33
              More than 100,000 square feet                                               19
                                                                                          --
                 Total                                                                    77
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

The Company's milk processing and packaging subsidiary, Milkco, Inc., owns an 98,500 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck servicing and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See
Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties.

The Company operates supermarkets at 76 locations leased from various unaffiliated third parties. The Company also leases 12 supermarket facilities in which it is not currently operating. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates generally range from $2.00 to $7.50 per square foot. During fiscal years 2000, 1999 and 1998, the Company paid a total of $15.2 million, $14.8 million and $14.1 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 30, 2000, with respect to the initial and any renewal option terms of leased supermarkets:

               Year of Expiration                                                     Number of Stores
               (Including Renewal Terms)                                            With Leases Expiring
               -------------------------                                            --------------------
               2001-2019                                                                       8
               2020-2039                                                                      12
               2040 or after                                                                  68

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


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holders' shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 1, 2000, there were approximately 1,072 holders of record of the Company's Class A Common Stock (approximately 4,800 beneficial holders) and 224 holders of record of the Company's

Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the period indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

      2000 Fiscal Year                                                           High                          Low
      ----------------                                                           ----                          ---
      First Quarter (ended December 25, 1999)                                   $13-1/2                      $10-7/8
      Second Quarter (ended March 25, 2000)                                     $11-7/8                      $ 9-5/8
      Third Quarter (ended June 24, 2000)                                       $10-3/4                      $ 8-7/16
      Fourth Quarter (ended September 30, 2000)                                 $11                          $ 9

      1999 Fiscal Year                                                           High                          Low
      ----------------                                                           ----                          ---
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

On December 1, 2000, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $10-1/8 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-one fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2000 and fiscal 1999 the Company paid quarterly dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

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

Selected Income Statement Data for the Year Ended September
(in thousands except per share amounts)

                                    2000(1)                1999                1998                 1997              1996
                                 -------------        -------------        -------------        -------------     -------------
Net Sales                        $   1,916,200        $   1,805,375        $   1,647,152        $   1,535,976     $   1,472,578
Gross Profit                           490,914              450,445              408,681              376,790           345,648
Income Before
   Extraordinary Item (2)               21,091               18,750                4,163               20,463            20,731
Diluted Earnings per
   Common Share Before
   Extraordinary Item (2)                  .93                  .83                  .19                  .95              1.04
Cash Dividends per
   Common Share
Class A                                    .66                  .66                  .66                  .66               .66
Class B                                    .60                  .60                  .60                  .60               .60

Selected Balance Sheet Data at September
(in thousands)

                                      2000                 1999                1998                 1997              1996
                                 -------------        -------------        -------------        -------------     -------------
Current Assets                   $     219,581        $     212,761        $     196,039              188,408     $     169,915
Property and Equipment,
   net                                 702,472              656,707              661,772              606,363           530,228
Total Assets                           927,766              873,171              862,787              802,583           707,965
Current Liabilities,
   including Current
   Portion of Long-Term
     Debt                              197,522              203,645              176,968              158,124           161,409
Long-Term Liabilities,
   net of Current Portion              462,591              417,389              442,648              395,042           349,511
Stockholders' Equity                   232,138              224,122              218,236              222,982           175,010


(1)      Fiscal 2000 was a 53-week year
(2) During fiscal 1998, the Company recorded a non-recurring charge relating to a litigation settlement of $14.6 million, or ($.41) per share.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ingles, a leading supermarket chain in the Southeast, operates 208 supermarkets in Georgia (84), North Carolina (63), South Carolina (32), Tennessee (25), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience.

         Ingles also operates two other lines of business including fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 38% of its products to the retail grocery segment and 62% of its products to other third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company's operations, providing both operational and economic benefit.

RESULTS OF OPERATIONS

         Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statement of income for the fiscal year ended September 30, 2000 includes 53 weeks of operation. The consolidated statements of income for both the fiscal years ended September 25, 1999 and September 26, 1998 include 52 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

         The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 "Lines of Business" to the Consolidated Financial Statements.

                                                                               Fiscal Years Ended
                                                          ---------------------------------------------------------------
                                                          SEPTEMBER 30,           September 25,             September 26,
                                                             2000                      1999                      1998
                                                          -------------           -------------             -------------
     Net sales                                              100.0%                    100.0%                    100.0%
     Gross profit                                            25.6                      25.0                      24.8
     Operating and administrative
       expenses                                              22.6                      21.7                      21.7
     Rental income, net                                       0.5                       0.5                       0.4
     Non-recurring charge                                      --                        --                       0.9
     Other income, net                                        0.4                       0.1                       0.2
     Income before interest and income
       taxes                                                  3.9                       3.9                       2.8
     Interest expense                                         2.1                       2.2                       2.4
     Income before income taxes                               1.8                       1.7                       0.4
     Income taxes                                             0.7                       0.7                       0.1
     Net income                                               1.1                       1.0                       0.3
     EBITDA (1)                                               6.2                       6.2                       6.5

-----------------------------

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

FISCAL YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 25, 1999

         Net Sales. Fiscal 2000 was the 36th consecutive year Ingles achieved an increase in net sales. Net sales increased 6.1% to $1.916 billion for the fiscal year ended September 30, 2000 from $1.805 billion for the fiscal year ended September 25, 1999. Fiscal year 2000 contained 53 weeks compared to 52 weeks in fiscal 1999. Net sales increased 4.1%, adjusted for the difference in weeks. Comparable store sales grew 3.2%.

         During fiscal 2000, Ingles opened four new stores and eight replacement stores, closed two stores and completed three major remodel/expansions and eight minor remodels. Retail square footage increased by 6.2% to 8.9 million square feet. Successful marketing campaigns such as the "Millennium Money" game and sponsorship of various community events and sports teams contributed to sales growth. Investments made in maturing new stores, remodeled stores and stores that have been replaced also were contributors to sales growth.

         Gross Profit. Gross profit for the fiscal year ended September 30, 2000, increased 9.0% to $490.9 million, or 25.6% of sales, compared to $450.4 million, or 25.0% of sales, for the fiscal year ended September 25, 1999. Effective purchasing and an expanded array of higher margin product offerings contributed to increased gross profit.

         Operating and Administrative Expenses. Operating and administrative expenses increased 10.4% to $432.6 million for the year ended September 30, 2000, from $391.9 million for the year ended September 25, 1999. As a percentage of sales, operating and administrative expenses were 22.6% and 21.7% for the years ended September 30, 2000 and September 25, 1999, respectively. A variety of factors contributed to the increase. Higher payroll costs resulted primarily from rising wage rates in a highly competitive labor market. Warehouse expenses increased primarily due to higher labor costs and increased diesel fuel prices. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Insurance expense increased primarily due to a larger volume of claims under the Company's self insured group medical program. Higher taxes and license fees were due primarily to property taxes and store level taxes and licenses. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:


       Payroll                                                   0.4%
       Warehouse expense                                         0.1%
       Equipment rent expense                                    0.1%
       Insurance                                                 0.1%
       Taxes and licenses                                        0.1%

         Rental Income, Net. Rental income, net increased to $10.1 million for the 2000 year from $9.1 million for the 1999 year. The improvement consists of gross rental income increases of $0.4 million and operating cost decreases of $0.6 million.

         Other Income, Net. Other income, net increased $4.7 million to $7.0 million for the year ended September 30, 2000 from $2.3 million for the year ended September 25, 1999. Other income for fiscal 2000 includes gains on the sale of assets of $2.7 million. The sale of assets includes a shopping center in which the land, building and equipment were sold in February 2000. The balance of the increase resulted primarily from the proceeds of vendor accounts payable audits.

         Income Before Interest and Income Taxes. Income before interest and income taxes increased $5.5 million to $75.4 million, during the 2000 year compared to $69.9 million during the 1999 year. Income before interest and income taxes as a percentage of sales remained constant at 3.9% for both fiscal years.

         Interest Expense. Interest expense increased $1.4 million for the year ended September 30, 2000 to $41.2 million from $39.8 million for the year ended September 25, 1999. The extra week in fiscal 2000 resulted in approximately $0.9 million of the increase. The balance of the increase resulted from interest on additional debt incurred to fund expansion and renovation, as well as higher interest rates.

         Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.3% in the 2000 year compared to 37.8% in fiscal 1999, due primarily to the higher earnings achieved by the Company.

         Net Income. Net income for the 2000 fiscal year was $ 21.1 million, or 1.1% of sales, compared to $18.7 million, or 1.0% of sales, for the 1999 fiscal year. Basic and diluted earnings per common share were $.93 for the 2000 year compared to $.83 for the 1999 year. Net income increased 12.5% for the year ended September 30, 2000 over the prior fiscal year.

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


           Equipment rent expense                       0.7 %
           Depreciation and amortization               (0.4)%
           Payroll                                     (0.2)%
           Insurance                                    0.2 %
           Utilities                                   (0.1)%
           Taxes and licenses                          (0.1)%
           Rent-buildings and land                     (0.1)%

         Non-recurring Charge. The non-recurring charge of $14.6 million in fiscal 1998 resulted from a settlement that was reached with the plaintiffs in a lawsuit alleging gender discrimination, Weddington et. al. v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998. Four employees alleging gender discrimination on behalf of past, current and future female Ingles employees filed the lawsuit. Ingles continues to deny the material allegations contained in the complaint. As a result of the agreement, which includes a stipulation that the case should be treated as a class action for settlement purposes only, Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys are being made over a three-year period. In addition, Ingles has established or enhanced certain human resource programs.

         Rental Income, Net. Rental income, net increased to $9.1 million for the 1999 year from $7.2 million for the 1998 year. The improvement consists of gross rental income increases of $2.8 million, net of operating cost increases of $0.9 million. The rise in gross rental income was due primarily to the full year contribution of rental income from seven shopping centers purchased during the first half of fiscal 1998.

         Other Income, Net. Other income, net decreased $0.1 million to $2.3 million for the year ended September 25, 1999 from $2.4 million for the year ended September 26, 1998. Other income, net includes $0.2 million in gains on the sale of assets for the year ended September 25, 1999 and $1.2 million in gains on the sale of assets for the year ended September 26, 1998. Other income, net for fiscal 1999 also includes $0.9 million in amortization of deferred gains resulting from the above mentioned sale/leasebacks of store equipment.

         Income Before Interest and Income Taxes. Income before interest and income taxes increased $23.4 million to $69.9 million, or 3.9% of sales, during the 1999 year compared to $46.6 million, or 2.8% of sales, during the 1998 year. The non-recurring charge in 1998 accounted for $14.6 million of the increase.

         Interest Expense. Interest expense decreased $0.3 million for the year ended September 25, 1999 to $39.8 million from $40.1 million for the year ended September 26, 1998. The decrease resulted from the previously mentioned sale/leaseback of store equipment partially offset by interest on additional debt incurred to fund expansion and renovation.

         Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.8% in the 1999 year compared to 35.6% in fiscal 1998, due primarily to the substantially higher earnings achieved by the Company.

         Net Income. Net income for the 1999 fiscal year was $18.7 million, or 1.0% of sales, compared to $4.2 million, or 0.3% of sales, for the 1998 fiscal year. Basic and diluted earnings per common share were $.83 for the 1999 year compared to $0.19 for the 1998 year. Excluding the nonrecurring charge in fiscal 1998, net income increased 41.4% for the year ended September 25, 1999 over the prior fiscal year.


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

         Capital expenditures totaled $102.5 million for the fiscal year ended September 30, 2000, including the development and opening of four new stores, the replacement of eight older stores, major remodel and expansion of three stores and minor remodels at eight stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

         Ingles' capital expenditure plans for fiscal 2001 include investments of approximately $100 million. The Company plans to open seven new stores, replace four existing stores and perform three major remodel/expansions and eight minor remodels. Expenditures will also include investments in stores expected to open in fiscal 2002 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

         The Company generated $42.3 million of cash from operations in fiscal 2000. The Company received $3.6 million in advance payments on purchases contracts. Inventory increased $12.4 million and accounts payable and accrued expenses decreased $13.3 million.

         Cash used by investing activities totaled $95.6 million. The primary use of this cash was the $102.5 million of capital expenditures during the period, which were partially offset by $6.9 million of proceeds from the sale of assets.

         The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During 2000, the Company's financing activities provided $50.6 million in cash, the net result of long and short-term borrowings, sale/leaseback transactions and dividend payments. Proceeds from long-term debt totaled $138.4 million, while payments on long-term debt were $77.7 million. Proceeds from sale/leaseback transactions totaled $13.0 million, payments on short-term borrowings were $10.0 million and dividend payments were $14.1 million. As of September 30, 2000, the Company had unencumbered real property and equipment with a net book value of approximately $230 million.

         At September 30, 2000, the Company had lines of credit with seven banks totaling $140.0 million; of this amount $87.2 million was unused. The $52.8 million outstanding under lines of credit at September 30, 2000 matures in fiscal 2002, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 30, 2000.

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

         The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $30.5 million, based on tangible net worth at September 30, 2000.

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

Impact of Inflation

         Inflation in food prices during fiscal 2000, 1999 and 1998 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

New Accounting Pronouncement

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The Company has determined that SFAS 133 will not have a material impact on the financial statements.

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

         The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 30, 2000 and September 25, 1999 (in thousands):

September 30, 2000                                                                                                        Fair
                        2001          2002          2003          2004          2005       Thereafter      Total         Value
                       ------        ------        ------        ------        ------      ----------     -------       -------
Lines of credit            --        52,759            --            --            --            --        52,759        52,759
Average interest
rate (variable)            --          7.68%           --            --            --            --          7.68%

Long-term debt         59,776        58,559        97,960        40,966        32,368       173,249       462,878       457,866
Average interest
rate (fixed)             8.32%         8.28%         8.63%         8.53%         8.68%         8.96%         8.66%


September 25, 1999                                                                                                        Fair
                        2000          2001          2002          2003          2004       Thereafter      Total         Value
                       ------        ------        ------        ------        ------      ----------     -------       -------
Lines of credit        10,000        58,500            --            --            --            --        68,500        68,500
Average interest
rate (variable)          6.62%         6.64%           --            --            --            --          6.64%

Long-term debt         52,002        54,945        43,905        33,408        24,829       187,405       396,494       397,114
Average interest
rate (fixed)             8.11%         8.11%         8.02%         8.11%         8.29%         8.91%         8.49%

         The Company does not utilize financial instruments for trading or other speculative purposes, nor does it utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 30, 2000, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 25 through 48 of this report on Form 10-K:

         Report of Ernst & Young LLP, Independent Auditors;

         Consolidated Balance Sheets as of September 30, 2000 and September 25, 1999;

         Consolidated Statements of Income for the years ended September 30, 2000, September 25, 1999, and September 26,1998;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2000, September 25, 1999, and September 26,1998;

         Consolidated Statements of Cash Flows for the years ended September 30, 2000, September 25, 1999, and September 26,1998;

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 13, 2001, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 13, 2001, to be filed with the Commission.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 13, 2001, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "ELECTION OF DIRECTORS - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 13, 2001, to be filed with the Commission.


                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                           1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

                           Consolidated Balance Sheets as of September 30, 2000 and September 25, 1999;

                           Consolidated Statements of Income for the years ended September 30, 2000, September 25, 1999, and September 26,1998;

                           Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2000, September 25, 1999, and 26,1998;

                           Consolidated Statements of Cash Flows for the years ended September 30, 2000, September 25, 1999, and September 26, 1998;

                           Notes to Consolidated Financial Statements.

                           2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 49 of this report:

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

10.3 Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 14, 1999.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4 Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).

---------------------------------

         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 30, 2000.

         (c) Exhibits - The response to this portion of Item 14 is submitted in the response to Item 14(a)(3) of this report.

         (d) Financial Statement Schedules - The response to this portion of Item 14 is submitted in the response to Item 14(a)(2) of this report.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITOR




Stockholders and Board of Directors
Ingles Markets, Incorporated


We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 30, 2000 and September 25, 1999, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. Our audits also include the financial statement schedule listed in the Index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 30, 2000 and September 25, 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          /s/ ERNST & YOUNG LLP



Greenville, South Carolina
November 13, 2000

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

  ASSETS                                                    2000                 1999
                                                        --------------      --------------
CURRENT ASSETS:
 Cash                                                   $   11,176,013      $   13,959,751
 Receivables (less allowance for doubtful accounts
  of $256,630 - 2000 and $185,070 - 1999)                   21,569,530          25,798,505
 Inventories                                               179,396,630         167,011,044
 Refundable income taxes                                     1,250,000           1,500,000
 Other                                                       6,188,703           4,491,490
                                                        --------------      --------------
 Total current assets                                      219,580,876         212,760,790

PROPERTY AND EQUIPMENT:
 Land                                                      176,673,319         169,976,435
 Construction in progress                                   19,063,282          11,562,748
 Buildings                                                 482,052,121         442,847,083
 Store, office and warehouse equipment                     317,904,794         285,331,792
 Transportation equipment                                   16,104,664          17,168,399
 Property under capital leases                                 540,284             540,554
 Leasehold improvements                                     38,159,174          36,365,578
                                                        --------------      --------------
 Total                                                   1,050,497,638         963,792,589
 Less accumulated depreciation and amortization            348,025,294         307,085,895
                                                        --------------      --------------
 Property and equipment - net                              702,472,344         656,706,694

OTHER ASSETS                                                 5,712,592           3,703,590
                                                        --------------      --------------

TOTAL ASSETS                                            $  927,765,812      $  873,171,074
                                                        ==============      ==============


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

LIABILITIES AND STOCKHOLDERS' EQUITY                         2000               1999
                                                        --------------      --------------
CURRENT LIABILITIES:
 Short-term loans and current portion of
  long-term debt                                        $   59,776,013      $   62,002,254

 Accounts payable, accrued expenses and
  current portion of other long-term liabilities           137,745,877         141,643,477
                                                        --------------      --------------

 Total current liabilities                                 197,521,890         203,645,731

DEFERRED INCOME TAXES                                       35,514,578          28,014,578

LONG-TERM DEBT                                             455,861,173         402,992,151

OTHER LONG-TERM LIABILITIES                                  6,729,921          14,396,758
                                                        --------------      --------------

Total liabilities                                          695,627,562         649,049,218
                                                        --------------      --------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value;
  10,000,000 shares authorized; no shares issued                    --                  --

 Common stocks:
  Class A, $.05 par value; 150,000,000 shares
   authorized; issued and outstanding, 9,932,614
   shares in 2000, 9,786,491 shares in 1999                    496,631             489,324

  Class B, $.05 par value; 100,000,000 shares
   authorized; issued and outstanding, 12,645,125
   shares in 2000, 12,691,248 shares in 1999                   632,256             634,563

 Paid-in capital in excess of par value                     97,943,633          96,898,633
 Retained earnings                                         133,065,730         126,099,336
                                                        --------------      --------------
 Total stockholders' equity                                232,138,250         224,121,856
                                                        --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                 $  927,765,812      $  873,171,074
                                                        ==============      ==============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 30, 2000,
    SEPTEMBER 25, 1999 AND SEPTEMBER 26, 1998

                                                   2000                  1999                  1998
                                             ----------------      ----------------      ----------------
Net sales                                    $  1,916,200,153      $  1,805,375,478      $  1,647,151,548
Cost of goods sold                              1,425,286,574         1,354,930,433         1,238,470,676
                                             ----------------      ----------------      ----------------
Gross profit                                      490,913,579           450,445,045           408,680,872
Operating and administrative expenses             432,630,797           391,910,419           357,067,958
Rental income, net                                 10,149,373             9,077,582             7,176,437
Non-recurring charge                                       --                    --            14,636,764
                                             ----------------      ----------------      ----------------
Income from operations                             68,432,155            67,612,208            44,152,587
Other income, net                                   6,985,223             2,323,016             2,428,139
                                             ----------------      ----------------      ----------------

Income before interest and income taxes            75,417,378            69,935,224            46,580,726
Interest expense                                   41,226,092            39,785,283            40,117,302
                                             ----------------      ----------------      ----------------

Income before income taxes                         34,191,286            30,149,941             6,463,424
                                             ----------------      ----------------      ----------------

Income taxes:
Current                                             8,400,000             8,150,000             4,300,000
Deferred                                            4,700,000             3,250,000            (2,000,000)
                                             ----------------      ----------------      ----------------
                                                   13,100,000            11,400,000             2,300,000
                                             ----------------      ----------------      ----------------
Net income                                   $     21,091,286      $     18,749,941      $      4,163,424
                                             ================      ================      ================

Per-share amounts:
   Basic earnings per common share           $            .93      $            .83      $            .19
                                             ================      ================      ================
   Diluted earnings per common share         $            .93      $            .83      $            .19
                                             ================      ================      ================
 Cash dividends per common share:
   Class A                                   $            .66      $            .66      $            .66
                                             ================      ================      ================
   Class B                                   $            .60      $            .60      $            .60
                                             ================      ================      ================




See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 30, 2000, SEPTEMBER 25, 1999
    AND SEPTEMBER 26, 1998

                                   CLASS A                  CLASS B                 PAID-IN
                                 COMMON STOCK             COMMON STOCK             CAPITAL IN
                            --------------------   ---------------------------     EXCESS OF        RETAINED
                              SHARES     AMOUNT      SHARES          AMOUNT        PAR VALUE        EARNINGS           TOTAL
                            ---------   --------   ------------    -----------    ------------    -------------    -------------
Balance,
September 27, 1997          9,058,441   $452,922     12,788,298    $   639,415    $ 90,924,742    $ 130,965,363    $ 222,982,442

Net income                         --         --             --             --              --        4,163,424        4,163,424

Cash dividends                     --         --             --             --              --      (13,776,498)     (13,776,498)

Exercise of stock options     519,000     25,950             --             --       4,840,425               --        4,866,375

Common stock conversions        4,200        210         (4,200)          (210)             --               --               --
                            ---------   --------   ------------    -----------    ------------    -------------    -------------

Balance,
September 26, 1998          9,581,641    479,082     12,784,098        639,205      95,765,167      121,352,289      218,235,743

Net income                         --         --             --             --              --       18,749,941       18,749,941

Cash dividends                     --         --             --             --              --      (14,002,894)     (14,002,894)

Exercise of stock options     112,000      5,600             --             --       1,133,466               --        1,139,066

Common stock conversions       92,850      4,642        (92,850)        (4,642)             --               --               --
                            ---------   --------   ------------    -----------    ------------    -------------    -------------

Balance,
  September 25, 1999        9,786,491    489,324     12,691,248        634,563      96,898,633      126,099,336      224,121,856

Net income                         --         --             --             --              --       21,091,286       21,091,286

Cash dividends                     --         --             --             --              --      (14,124,892)     (14,124,892)

Exercise of stock options     100,000      5,000             --             --       1,045,000               --        1,050,000

Common stock conversions       46,123      2,307        (46,123)        (2,307)             --               --               --
                            ---------   --------   ------------    -----------    ------------    -------------    -------------

BALANCE,
  SEPTEMBER 30, 2000        9,932,614   $496,631     12,645,125    $   632,256    $ 97,943,633    $ 133,065,730    $ 232,138,250
                            =========   ========   ============    ===========    ============    =============    =============


See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 30, 2000, SEPTEMBER 25, 1999
    AND SEPTEMBER 26, 1998

                                                                  2000                1999                1998
                                                              -------------       ------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                    $  21,091,286       $ 18,749,941       $   4,163,424
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization expense                          43,532,429         41,923,239          45,615,701

  Non-recurring charge                                                   --                 --          14,636,764
  Amortization of deferred gain on sale/leaseback of
    equipment                                                    (1,017,227)          (874,887)                 --

  Gains on disposals of property and equipment                   (2,682,262)          (199,534)         (1,174,006)
  Receipt of advance payments on purchases contracts              3,644,282          8,251,750             800,000

  Recognition of advance payments on purchases contracts         (4,578,947)        (3,791,439)         (2,494,074)

  Deferred income taxes                                           4,700,000          3,250,000          (2,000,000)

  Decrease (increase) in receivables                              5,728,975         (5,488,536)         (1,142,281)

  Increase in inventory                                         (12,385,586)       (15,788,908)         (9,962,207)
  (Increase) decrease in other assets                            (2,424,544)          (527,780)            359,957
  (Decrease) increase in accounts payable and accrued
    expenses                                                    (13,329,158)        13,933,370          22,615,532
                                                              -------------       ------------       -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                        42,279,248         59,437,216          71,418,810
                                                              -------------       ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                     6,898,629            294,371           3,915,246

Capital expenditures                                           (102,534,798)       (52,221,452)       (155,941,246)
                                                              -------------       ------------       -------------
NET CASH USED BY INVESTING ACTIVITIES                           (95,636,169)       (51,927,081)       (152,026,000)
                                                              -------------       ------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                        138,380,068         85,343,729         141,116,215

Proceeds from sale/leaseback transactions                        13,005,294         18,371,082          50,725,607

Payments on short-term borrowings, net                          (10,000,000)       (20,000,000)        (10,000,000)

Principal payments on long-term debt                            (77,737,287)       (83,522,776)        (97,592,486)
Proceeds from exercise of stock options                           1,050,000          1,139,066           3,866,375
Dividends paid                                                  (14,124,892)       (14,002,894)        (13,776,498)
                                                              -------------       ------------       -------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                 50,573,183        (12,671,793)         74,339,213
                                                              -------------       ------------       -------------

NET DECREASE IN CASH                                             (2,783,738)        (5,161,658)         (6,267,977)
Cash at Beginning of Year                                        13,959,751         19,121,409          25,389,386
                                                              -------------       ------------       -------------
CASH AT END OF YEAR                                           $  11,176,013       $ 13,959,751       $  19,121,409
                                                              =============       ============       =============


See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

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

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal year 2000 consisted of 53 weeks and fiscal years 1999 and 1998 each consisted of 52 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 30, 2000, there were no investments in commercial paper or reverse repurchase agreements. Demand deposits of approximately $6.4 million in 16 banks exceed the $100,000 insurance limit per bank.

INVENTORIES - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method.

SELF-INSURANCE - The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2000, the Company's self-insured liabilities were supported by $5.8 million of undrawn letters of credit. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

RECLASSIFICATIONS - Certain amounts for 1999 and 1998 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $23.9 million, $22.3 million and $20.2 million for fiscal years 2000, 1999 and 1998, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and hedging activities. The Company intends to adopt SFAS 133 in the first quarter of fiscal 2001. The Company has determined that SFAS 133 will not have a material impact on financial statements.

2.       INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

                                               SEPTEMBER 30,   September 25,
                                                   2000            1999
                                               -------------   -------------
Deferred tax liabilities:
  Fixed asset tax/book differences             $39,252,000      $36,164,000
  Property tax method                              768,000          746,000
  Inventory                                        598,000          598,000
                                               -----------      -----------
    Total deferred tax liabilities              40,618,000       37,508,000
                                               -----------      -----------
Deferred tax assets:
  Insurance reserves                             3,368,000        3,078,000
  Advance payments on purchases contracts          772,000          638,000
  Litigation settlement                          2,707,000        5,470,000
  Vacation accrual                                 634,000          567,000
  Deferred gain on sale/leasebacks               1,108,000        1,144,000
  Closed store accrual                           1,022,000        1,054,000
  Other                                          1,743,000          993,000
                                               -----------      -----------
    Total deferred tax assets                   11,354,000       12,944,000
                                               -----------      -----------
Net deferred tax liabilities                   $29,264,000      $24,564,000
                                               ===========      ===========

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

                                                                  2000                1999               1998
                                                              -------------       ------------       -------------
Federal tax at statutory rate                                 $  11,967,000       $ 10,552,000       $   2,262,000
State income tax, net of federal tax benefits                     1,111,000            980,000             (98,000)
Other                                                                22,000           (132,000)            136,000
                                                              -------------       ------------       -------------
Total                                                         $  13,100,000       $ 11,400,000       $   2,300,000
                                                              =============       ============       =============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

Current and deferred income tax expense is as follows:

                                                                  2000                1999               1998
                                                              -------------       ------------       -------------
Current:
  Federal                                                     $   7,700,000       $  7,350,000       $   4,200,000
  State                                                             700,000            800,000             100,000
                                                              -------------       ------------       -------------
    Total current                                                 8,400,000          8,150,000           4,300,000
                                                              -------------       ------------       -------------
Deferred:
  Depreciation                                                    6,735,000          6,486,000           4,505,000
  Sale/leaseback                                                 (4,198,000)        (2,989,000)                 --
  Self-insurance reserves                                          (290,000)          (656,000)           (226,000)
  Property taxes                                                     22,000            222,000             186,000
  Litigation settlement                                           2,763,000            (25,000)         (6,028,000)
  Other                                                            (332,000)           212,000            (437,000)
                                                              -------------       ------------       -------------
    Total deferred                                                4,700,000          3,250,000          (2,000,000)
                                                              -------------       ------------       -------------
Total expense                                                 $  13,100,000       $ 11,400,000       $   2,300,000
                                                              =============       ============       =============

Current deferred income tax benefits of $6.3 million and $3.5 million at September 30, 2000 and September 25, 1999, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debts and self-insurance reserves, litigation settlement reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.       PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 30, 2000, the Company owned and operated 77 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

Rental income, net included in the accompanying consolidated statements of income consists of the following:

                                                                   2000               1999               1998
                                                              -------------       ------------       -------------
Rents earned on owned and subleased properties:
Base rentals including lease
  termination payments                                        $  14,852,342       $ 14,550,975       $  12,092,462
Contingent rentals                                                1,034,630            977,876             677,577
                                                              -------------       ------------       -------------
    Total                                                        15,886,972         15,528,851          12,770,039
Depreciation on owned
  properties leased to others                                    (4,117,337)        (4,736,314)         (4,069,810)
Other shopping center expenses                                   (1,620,262)        (1,714,955)         (1,523,792)
                                                              -------------       ------------       -------------
    Total                                                     $  10,149,373       $  9,077,582       $   7,176,437
                                                              =============       ============       =============


Owned properties leased to others under operating leases by major classes are summarized as follows:

                                                        SEPTEMBER 30,
                                                            2000
                                                        ------------
     Land                                               $ 35,924,244
     Buildings                                           126,943,051
                                                        ------------
       Total                                             162,867,295
     Less accumulated depreciation                        39,195,550
                                                        ------------
     Property leased to others, net                     $123,671,745
                                                        ============

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 30, 2000:

     Fiscal Year
     -----------
     2001                                               $ 11,293,086
     2002                                                  9,250,286
     2003                                                  6,859,460
     2004                                                  5,538,421
     2005                                                  4,684,677
     Thereafter                                           28,588,746
                                                        ------------
     Total minimum future rental income                 $ 66,214,676
                                                        ============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

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

OPERATING LEASES - Rent expense for all operating leases of $31.4 million, $27.6 million and $14.7 million for fiscal years 2000, 1999 and 1998, respectively is included in operating and administrative expenses.

The aggregate minimum rental commitments under non-cancelable operating leases as of September 30, 2000 are as follows:

         Fiscal Year
         -----------
         2001                                                  $  35,286,117
         2002                                                     25,738,195
         2003                                                     25,151,063
         2004                                                     23,881,017
         2005                                                     16,185,535
         Thereafter                                               93,528,824
                                                               -------------
         Total minimum future rental commitments                $219,770,751
                                                               =============

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                SEPTEMBER 30,   September 25,
                                                   2000              1999
                                               -------------    -------------
Accounts payable-trade                         $  87,359,538    $  91,748,064
Property, payroll, and other taxes payable        12,557,199       11,358,575
Salaries, wages, and bonuses payable              10,328,643       10,812,107
Self-insurance reserves                            6,296,217        5,719,000
Accrued litigation settlement                      7,049,407        7,819,063
Other                                             14,154,873       14,186,668
                                               -------------    -------------
Total                                          $ 137,745,877    $ 141,643,477
                                               =============    =============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $16.5 million, $15.2 million and $9.6 million for the years ended September 30, 2000, September 25, 1999 and September 26, 1998, respectively. Of the $5.6 million increase from year-end 1998 to year-end 1999, $2.5 million is due to increased reserves and claims related to insourcing the warehouse and distribution functions beginning September 27, 1998.

6.       LONG-TERM DEBT AND SHORT-TERM LOANS

Long-term debt and short-term loans are summarized as follows:

                                                     SEPTEMBER 30,     September 25,
                                                        2000               1999
                                                    -------------      -------------
     Long-term debt:
      Notes payable:
        Real estate and equipment:
         Weighted average interest rate of
          8.67%, maturing 2001-2018                 $ 452,418,218      $ 380,657,061
        Other:
         Weighted average interest rate of
          7.68%, maturing 2002                         52,759,000         68,500,000
         Weighted average interest rate of
          8.41%, secured by stock of
         Milkco, Inc., maturing 2002-2004              10,423,445         15,425,585
         Other                                             36,523            411,759
                                                    -------------      -------------
     Total long-term debt and short-term loans        515,637,186        464,994,405
     Less current portion                              59,776,013         62,002,254
                                                    -------------      -------------
     Long-term debt, net of current portion         $ 455,861,173      $ 402,992,151
                                                    =============      =============

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

At September 30, 2000, property and equipment with an undepreciated cost of approximately $425 million was pledged as collateral for long-term debt. Loan agreements relating to certain debt contain various provisions which, among other things, set minimum stockholders' equity balances. The most restrictive of these provisions at September 30, 2000, has the effect of restricting funds available for dividends to approximately $30.5 million, based on tangible net worth at September 30, 2000.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

At September 30, 2000, the Company had unused lines of credit of $87.2 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

Components of interest costs are as follows:

                                   2000               1999              1998
                               ------------       ------------       ------------
     Total interest costs      $ 43,340,190       $ 40,466,568       $ 41,836,901
     Interest capitalized        (2,114,098)          (681,285)        (1,719,599)
                               ------------       ------------       ------------
     Interest expense          $ 41,226,092       $ 39,785,283       $ 40,117,302
                               ============       ============       ============

Maturities of long-term debt at September 30, 2000 are as follows:

     Fiscal Year
     -----------
     2001                                               $ 59,776,013
     2002                                                111,318,157
     2003                                                 97,960,150
     2004                                                 40,965,733
     2005                                                 32,368,185
     Thereafter                                          173,248,948
                                                        ------------
     Total                                              $515,637,186
                                                        ============

7.       OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:

                                                    SEPTEMBER 30,      September 25,
                                                         2000               1999
                                                    -------------      -------------
     Advance payments on purchases contracts        $   5,888,708      $   6,823,374
     Litigation settlement                              7,049,407         14,243,776
     Deferred gain-sale/leasebacks                      2,885,008          2,979,408
     Other                                              1,855,432            517,947
                                                    -------------      -------------
     Total other long-term liabilities                 17,678,555         24,564,505
     Less current portion                              10,948,634         10,167,747
                                                    -------------      -------------
                                                    $   6,729,921      $  14,396,758
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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

9.       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for fiscal years 2000, 1999 and 1998:

                                                                  2000                1999               1998
                                                              -------------       ------------       -------------
BASIC
  Net income                                                  $  21,091,286       $ 18,749,941       $   4,163,424
                                                              =============       ============       =============

  Shares
    Weighted average number of common shares
       outstanding                                               22,558,325         22,390,997          22,092,470
                                                              =============       ============       =============
    Basic earnings per common share                           $         .93       $        .83       $         .19
                                                              =============       ============       =============
DILUTED
  Diluted earnings                                            $  21,091,286       $ 18,749,941       $   4,163,424
                                                              =============       ============       =============
  Shares
    Weighted average number of common shares
       outstanding                                               22,666,174         22,506,958          22,251,311
                                                              =============       ============       =============
    Diluted earnings per common share                         $         .93             $ . 83       $         .19
                                                              =============       ============       =============

Options to purchase 1,414,000, 978,000 and 1,014,000 shares of common stock at prices ranging from $11.625 to $14.00 per share were outstanding during fiscal 2000, 1999 and 1998, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Company contributions to the plan, included in operating and administrative expenses, were $714,000, $645,000 and $815,000 for fiscal years 2000, 1999 and
1998, respectively.

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.8 million, $5.4 million and $4.8 million for fiscal years 2000, 1999 and 1998, respectively.

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 30, 2000, no options were exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

                                                                                                              WEIGHTED
                                                                    SHARES                                    AVERAGE
                                                                    UNDER           OPTION PRICE              EXERCISE
                                                                    OPTION           PER SHARE                PRICE
                                                                    --------------------------------------------------
Outstanding,
  September 27, 1997                                                147,000        $ 6.13 - $14.00       $      11.03
  Exercised                                                         (19,000)                  6.13               6.13
  Canceled                                                          (29,000)         6.13 -  14.00              11.27
                                                                    -------
Outstanding,
  September 26, 1998                                                 99,000          8.63 -  14.00              11.90
  Exercised                                                         (12,000)                  8.63               8.93
  Canceled                                                          (11,000)        10.00 -  14.00              12.31
                                                                    -------
Outstanding,
  September 25, 1999                                                 76,000         10.00 -  14.00              12.36
  Canceled                                                          (22,000)        10.00 -  14.00              11.78
                                                                    -------
OUTSTANDING,
  SEPTEMBER 30, 2000                                                 54,000        $10.00 - $14.00       $      12.59
                                                                    =======

The weighted average remaining contractual life of the options outstanding at September 30, 2000 is 1.1 years.

1991 NONQUALIFIED STOCK OPTION PLAN - The Company had a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. As of September 30, 2000, no options were outstanding under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

                                                                                                           WEIGHTED
                                                                    SHARES                                 AVERAGE
                                                                     UNDER          OPTION PRICE           EXERCISE
                                                                    OPTION           PER SHARE              PRICE
                                                                   --------------------------------------------------
Outstanding,
  September 27, 1997                                                500,000        $5.75 - $10.38          $ 6.78
  Canceled                                                         (400,000)          5.75 - 6.00            5.88
                                                                   --------
Outstanding,
  September 26, 1998                                                100,000                 10.38           10.38
  Exercised                                                        (100,000)                10.38           10.38
                                                                   --------
OUTSTANDING,
  SEPTEMBER 25, 1999                                                     --        $           --          $   --
                                                                   ========


1997 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 5,000,000 shares of the Company's Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or after death, disability or retirement. The grant exercise date may vary from one year to five years from the date the option shares were granted. All options automatically terminate with termination of the optionee's employment for any other reason. As of September 30, 2000, there were 200,000 option shares exercisable under this plan.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

Information with respect to options granted, canceled and outstanding follows:

                                                                                                           WEIGHTED
                                                                    SHARES                                 AVERAGE
                                                                    UNDER          OPTION PRICE            EXERCISE
                                                                    OPTION          PER SHARE               PRICE
                                                                  ---------------------------------------------------
Outstanding,
  September 27, 1997                                              1,137,000       $        14.00        $       14.00
  Granted                                                            61,000        11.63 - 13.06                12.83
  Exercised                                                        (100,000)               14.00                14.00
  Canceled                                                         (134,000)       13.06 - 14.00                13.91
                                                                  ---------
Outstanding,
  September 26, 1998                                                964,000        11.63 - 14.00                13.94
  Granted                                                         1,057,000        10.50 - 13.69                11.36
  Canceled                                                         (120,000)       11.63 - 14.00                13.92
                                                                  ---------
Outstanding,
  September 25, 1999                                              1,901,000        10.50 - 14.00                12.51
  Granted                                                         2,054,700                 9.56                 9.56
  Exercised                                                        (100,000)               10.50                10.50
  Canceled                                                          (29,100)        9.56 - 14.00                12.22
                                                                  ---------
OUTSTANDING,
  SEPTEMBER 30, 2000                                              3,826,600       $9.56 - $14.00        $       10.98
                                                                  =========

The weighted average remaining contractual life of the options outstanding at September 30, 2000 is 2.9 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No.
25. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2000, 1999 and 1998, respectively; risk-free interest rates of 6.1, 6.0, and 4.2 percent; dividend yield of 4.8,
5.9 and 5.2 percent; expected volatility of 28.8, 30.9 and 29.3 percent; and expected lives of 3, 4 and 5 years.

Had compensation cost for the Company's plans been determined based on the fair value at the grant date for such awards in 2000, 1999 and 1998 consistent with the provisions of FAS 123, the Company's earnings and earnings per share--basic and diluted--would have been reduced to the pro forma amounts indicated below:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998


                                                2000                1999                1998
                                            -------------       -------------       -------------
BASIC
  Net income                                $  21,091,286       $  18,749,941       $   4,163,424
  Net income, pro forma                        20,256,487          18,201,914           3,678,364

  Basic earnings per common share           $        0.93       $        0.83       $         .19

  Basic earnings per common share,
    pro forma                                        0.90                0.81                 .17

DILUTED
  Diluted earnings                          $  21,091,286       $  18,749,941       $   4,163,424

  Diluted earnings, pro forma                  20,256,487          18,201,914           3,678,364

  Diluted earnings per common share         $        0.93       $        0.83       $         .19

  Diluted earnings per common share,
    pro forma                                        0.89                0.81                 .17

Weighted average fair value of options
    granted                                 $        1.79       $        1.95       $        2.32


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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

                                                 2000              1999               1998
                                            -------------      -------------      -------------
Revenues from unaffiliated customers:
  Grocery sales                             $   1,842,105      $   1,733,297      $   1,586,308
  Shopping center rentals                          15,887             15,529             12,770
  Fluid dairy                                      74,095             72,078             60,844
                                            -------------      -------------      -------------
Total revenues from unaffiliated customers  $   1,932,087      $   1,820,904      $   1,659,922
                                            =============      =============      =============

Income from operations:
  Grocery sales                             $      51,089      $      50,979      $      30,966
  Shopping center rentals                          10,149              9,078              7,176
  Fluid dairy                                       7,194              7,555              6,011
                                            -------------      -------------      -------------
Total income from operations                $      68,432      $      67,612      $      44,153
                                            =============      =============      =============

Assets:
  Grocery sales                             $     777,431      $     725,990      $     706,829
  Shopping center rentals                         123,672            121,277            124,957
  Fluid dairy                                      26,663             25,904             31,001
                                            -------------      -------------      -------------
Total assets                                $     927,766      $     873,171      $     862,787
                                            =============      =============      =============

Capital expenditures:
  Grocery sales                             $      92,761      $      46,791      $     127,290
  Shopping center rentals                           6,756              2,750             25,251
  Fluid dairy                                       3,018              2,680              3,400
                                            -------------      -------------      -------------
Total capital expenditures                  $     102,535      $      52,221      $     155,941
                                            =============      =============      =============

Depreciation and amortization:
  Grocery sales                             $      37,319      $      35,166      $      39,623
  Shopping center rentals                           4,117              4,736              4,070
  Fluid dairy                                       2,096              2,021              1,923
                                            -------------      -------------      -------------
Total depreciation and amortization         $      43,532      $      41,923      $      45,616
                                            =============      =============      =============

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

The fluid dairy segment has $44.8, $43.4 and $38.8 million in sales to the grocery sales segment in fiscal 2000, 1999 and 1998, respectively. These sales have been eliminated in consolidation.

Income from operations in the grocery sales segment for fiscal 1998 reflects a non-recurring charge relating to a litigation settlement of $14.6 million.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks with the exception of the 4th quarter of fiscal 2000 which contains 14 weeks.

                                    (in thousands except earnings per common share)
                             1ST           2ND         3RD            4TH
2000                       QUARTER       QUARTER     QUARTER        QUARTER         TOTAL
----------------------------------------------------------------------------------------------
NET SALES                 $468,400      $465,139      $469,364      $513,297      $1,916,200
GROSS PROFIT               117,346       118,681       122,579       132,308         490,914
NET INCOME                   4,906         6,394         5,604         4,187          21,091
BASIC EARNINGS PER
  COMMON SHARE                 .22           .28           .25           .18             .93
DILUTED EARNINGS PER
  COMMON SHARE                 .22           .28           .25           .18             .93

1999
----------------------------------------------------------------------------------------------
Net sales                 $453,341      $442,177      $452,878      $456,979      $1,805,375
Gross profit               110,588       109,248       113,601       117,008         450,445
Net income                   4,070         4,115         5,146         5,419          18,750
Basic earnings per
  common share                 .18           .18           .23           .24             .83
Diluted earnings per
  common share                 .18           .18           .23           .24             .83

13.      LITIGATION

The Company settled a lawsuit alleging gender discrimination, Weddington et. al.
v. Ingles Markets, Incorporated, filed in the United States District Court in Rome, Georgia in March 1998 by four employees alleging gender discrimination on behalf of past, present and future female Ingles employees. Ingles continues to deny the material allegations contained in the complaint. The agreement includes a stipulation that the case should be treated as a class action for settlement purposes only. Ingles recorded a one-time pretax charge of $14.6 million (after tax $9.1 million or $.41 per share) in the fourth quarter of fiscal 1998. Payments to the named plaintiffs, other class members and their attorneys are being made over a three-year period. In addition, Ingles has established or enhanced certain human resource programs.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company's financial position or the results of its operations.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

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

The carrying amounts and fair values of the Company's financial instruments at September 30, 2000 and September 25, 1999 are as follows (amounts in thousands):

                                                     2000                           1999
                                             ---------------------      ----------------------------
                                              CARRYING    FAIR           Carrying          Fair
                                              AMOUNT      VALUE           Amount           Value
                                             --------  -----------      -----------      -----------
Cash and cash equivalents                    $ 11,176  $    11,176      $    13,960      $    13,960
Receivables                                    21,570       21,570           27,299           27,299
Long-term debt:
  Real estate and equipment                   452,418      447,406          380,657          381,277
  Other                                        63,219       63,219           84,337           84,337

15.      CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                           2000            1999              1998
                                                       -----------      -----------      -----------
Cash paid during the year for:
  Interest (net of amounts capitalized)                $40,898,804      $39,961,635      $39,822,359
  Income taxes                                           8,966,329        9,206,644        2,700,922
Non cash items:
  Property and equipment additions
    included in accounts payable                         5,746,770        4,356,069        4,196,728

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 30, 2000, September 25, 1999
    and September 26, 1998

16.      MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $188 million in 2000, $184 million in 1999 and $181 million in 1998. This distributor owns approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 30, 2000. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $3.9 million and $4.3 million at September 30, 2000 and September 25, 1999, respectively.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $29.6 million in fiscal 2000, $28.4 million in fiscal 1999 and $26.1 million in fiscal 1998. Amounts due from this distributor, included in receivables, were $1.7 million and $2.1 at September 30, 2000 and September 25, 1999, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES                   SEC SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                              BALANCE AT
                                             BEGINNING OF     CHARGED TO                      BALANCE AT
DESCRIPTION                                     YEAR       COSTS & EXPENSES   DEDUCTIONS      END OF YEAR
                                             ------------  ----------------   ----------      -----------
Fiscal year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts               $185,070         $146,000         $74,440(1)      $256,630

Fiscal year ended September 25, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts               $158,643         $ 96,000         $69,573(1)      $185,070

Fiscal year ended September 26, 1998:
Deducted from asset accounts:
Allowance for doubtful accounts               $141,852         $ 87,000         $70,209(1)      $158,643

(1)      Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INGLES MARKETS, INCORPORATED

                                          By:   /s/ Robert P. Ingle
                                              ---------------------------------
                                              Robert P. Ingle
                                              Chairman of the Board and
                                              Chief Executive Officer

                                              Date: December 20, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/s/ Robert P. Ingle                                                                      December 20, 2000
---------------------------------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director

/s/ Vaughn C. Fisher                                                                     December 20, 2000
---------------------------------------------------------
Vaughn C. Fisher, President, Chief
Operating Officer and Director

/s/ Brenda S. Tudor                                                                      December 20, 2000
---------------------------------------------------------
Brenda S. Tudor, CPA, Vice
President-Finance, Chief Financial
Officer and Director

/s/ Ralph H. Gardner                                                                     December 20, 2000
---------------------------------------------------------
Ralph H. Gardner,  Director

/s/ Robert P. Ingle, II                                                                  December 20, 2000
---------------------------------------------------------
Robert P. Ingle, II
VP of Operations and Director

/s/ David L. Keathley                                                                    December 20, 2000
---------------------------------------------------------
David L. Keathley, CPA
Secretary and Controller

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


10.3 Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 14, 1999.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4 Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

27       Financial Data Schedule (for SEC use only).