Form 10-Q
period 2000-12-30
INGLES MARKETS INC
filed 2001-02-12
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to                       .
                               ----------------------    ---------------------

                         Commission File Number 0-14706.
                                                -------



                          INGLES MARKETS, INCORPORATED
                          -----------------------------
             (Exact name of registrant as specified in its charter)

              North Carolina                          56-0846267
     ---------------------------------           ---------------------
       (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (828) 669-2941
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ] .

         As of February 6, 2001, the registrant had 9,941,901 shares of Class A Common Stock, $.05 par value per share, and 12,635,838 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX



                                                                                Page No.
                                                                                --------
Part I - Financial Information
   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
           December 30, 2000 and September 30, 2000                                    3

     Condensed Consolidated Statements of Income
           Three Months Ended December 30, 2000 and December 25, 1999                  5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended December 30, 2000 and December 25, 1999                  6

     Condensed Consolidated Statements of Cash Flows
           Three Months Ended December 30, 2000 and December 25, 1999                  7

     Notes to Unaudited Interim Financial Statements                                   8

   Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                 12

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                18

Part II - Other Information
   Item 6.  Exhibits and Reports on Form 8-K                                          18

Signatures                                                                            19

Part I.  Financial Information
Item 1.  Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                           DECEMBER 30,               SEPTEMBER 30,
                                               2000                       2000
                                           (UNAUDITED)                   (NOTE)
                                           ------------               ------------
CURRENT ASSETS:
 Cash                                      $ 13,764,381               $ 11,176,013
 Receivables                                 29,450,653                 21,569,530
 Inventories                                177,562,219                179,396,630
 Refundable income taxes                      1,250,000                  1,250,000
 Other                                        6,396,997                  6,188,703
                                           ------------               ------------

   Total Current Assets                     228,424,250                219,580,876

PROPERTY AND EQUIPMENT - Net                702,488,212                702,472,344

OTHER ASSETS                                  4,158,095                  5,712,592
                                           ------------               ------------

 TOTAL ASSETS                              $935,070,557               $927,765,812
                                           ============               ============















NOTE: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   DECEMBER 30,              SEPTEMBER 30,
                                                                      2000                       2000
                                                                   (UNAUDITED)                  (NOTE)
                                                                  ------------               ------------
CURRENT LIABILITIES:
  Short-term loans and current portion of                         $102,931,965               $ 59,776,013
     long-term debt
  Accounts payable, accrued expenses and
     current portion of other long-term liabilities                126,003,383                137,745,877
                                                                  ------------               ------------
  Total Current Liabilities                                        228,935,348                197,521,890

DEFERRED INCOME TAXES                                               35,454,578                 35,514,578

LONG-TERM DEBT                                                     431,740,020                455,861,173

OTHER LONG-TERM LIABILITIES                                          5,880,019                  6,729,921
                                                                  ------------               ------------

  TOTAL LIABILITIES                                                702,009,965                695,627,562
                                                                  ------------               ------------

STOCKHOLDERS' EQUITY
 Preferred stock, $.05 par value; 10,000,000
  shares authorized; no shares issued                                       --                         --
 Common stocks:
  Class A, $.05 par value; 150,000,000 shares
    authorized; 9,935,076 shares issued
    and outstanding December 30, 2000;
    9,786,491 shares issued and outstanding
    September 30, 2000                                                 496,754                    496,631
  Class B, $.05 par value; 100,000,000 shares
    authorized; 12,642,663 shares issued
    and outstanding December 30, 2000;
    12,691,248 shares issued and outstanding
    September 30, 2000                                                 632,133                    632,256
  Paid-in capital in excess of par value                            97,943,633                 97,943,633
  Retained earnings                                                133,988,072                133,065,730
                                                                  ------------               ------------
  Total Stockholders' Equity                                       233,060,592                232,138,250
                                                                  ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY                                                          $935,070,557               $927,765,812
                                                                  ============               ============

NOTE: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                                THREE MONTHS ENDED
                                                      ----------------------------------------
                                                      DECEMBER 30,               DECEMBER 25,
                                                          2000                       1999
                                                      ------------               -------------
Net sales                                             $504,694,794               $ 468,400,201
Cost of goods sold                                     376,130,301                 351,054,261
                                                      ------------               -------------
Gross profit                                           128,564,493                 117,345,940
Operating and administrative expenses                  113,098,679                 102,911,567
Rental income, net                                       2,555,758                   2,231,853
                                                      ------------               -------------
Income from operations                                  18,021,572                  16,666,226
Other income, net                                          142,447                     943,190
                                                      ------------               -------------
Income before interest and income taxes                 18,164,019                  17,609,416
Interest expense                                        11,066,027                   9,702,949
                                                      ------------               -------------
Income before income taxes                               7,097,992                   7,906,467
                                                      ------------               -------------
Income taxes:
   Current                                               1,640,000                   3,150,000
   Deferred                                              1,000,000                    (150,000)
                                                      ------------               -------------
                                                         2,640,000                   3,000,000
                                                      ------------               -------------
Net income                                            $  4,457,992               $   4,906,467
                                                      ============               =============

Per-share amounts:
  Basic earnings per common share                     $        .20               $         .22
                                                      ============               =============
  Diluted earnings per common share                   $        .20               $         .22
                                                      ============               =============

Cash dividends per common share:
  Class A                                             $       .165               $        .165
                                                      ------------               -------------
  Class B                                             $       .150               $        .150
                                                      ------------               -------------









See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED DECEMBER 30, 2000 AND DECEMBER 25, 1999


                               CLASS A                   CLASS B             PAID-IN
                             COMMON STOCK             COMMON STOCK          CAPITAL IN
                        --------------------    -----------------------     EXCESS OF        RETAINED
                          SHARES     AMOUNT       SHARES        AMOUNT      PAR VALUE        EARNINGS           TOTAL
                        ---------   --------    ----------    ---------    -----------     -------------     -------------
Balance,
 September 25, 1999     9,786,491   $489,324    12,691,248    $ 634,563    $96,898,633     $ 126,099,336     $ 224,121,856
Net income                     --         --            --           --             --         4,906,467         4,906,467
Cash dividends                 --         --            --           --             --        (3,518,459)       (3,518,459)
Exercise of stock
 options                  100,000      5,000            --           --      1,045,000                --         1,050,000
Common stock
 conversions               16,748        838       (16,748)        (838)            --                --                --
                        ---------   --------   -----------    ---------    -----------     -------------     -------------

Balance,
 December 25, 1999      9,903,239   $495,162    12,674,500    $ 633,725    $97,943,633     $ 127,487,344     $ 226,559,864
                        =========   ========   ===========    =========    ===========     =============     =============

Balance,
 September 30, 2000     9,932,614   $496,631    12,645,125    $ 632,256    $97,493,633     $ 133,065,730     $ 232,138,250
Net income                     --         --            --           --             --         4,457,992         4,457,992
Cash dividends                 --         --            --           --             --        (3,535,650)       (3,535,650)
Common stock
 conversions                2,462        123        (2,462)        (123)            --                --                --
                        ---------   --------   -----------    ---------    -----------     -------------     -------------

BALANCE,
 DECEMBER 30, 2000      9,935,076   $496,754    12,642,663    $ 632,133    $97,943,633     $ 133,988,072     $ 233,060,592
                        =========   ========   ===========    =========    ===========     =============     =============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                         ----------------------------------------
                                                         DECEMBER 30,                DECEMBER 25,
                                                              2000                       1999
                                                         ------------                ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                               $  4,457,992                $  4,906,467
Adjustments to reconcile net income to net
 cash provided by operating activities:
   Depreciation and amortization expense                   11,149,897                  10,632,567
   Deferred gain sale/leaseback                              (285,635)                   (273,368)
   Loss on disposals of property
     & equipment                                              222,576                     120,521
   Receipt of advance payments on
     purchase contracts                                            --                   1,034,282
   Recognition of advance payments on
     purchase contracts                                      (995,625)                 (1,402,651)
   Deferred income taxes                                    1,000,000                    (150,000)
   Increase in receivables                                 (7,881,123)                 (6,247,137)
   Decrease (increase) in inventory                         1,834,411                  (1,800,078)
   (Increase) decrease in other assets                     (1,663,394)                    241,821
   (Decrease) increase in accounts payable                 (7,140,823)                    486,193
                                                         ------------                ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     698,276                   7,548,617
                                                         ------------                ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
 equipment                                                  1,790,172                          --
Capital expenditures                                      (16,943,444)                (27,664,710)
                                                         ------------                ------------
NET CASH (USED) BY INVESTING ACTIVITIES                   (15,153,272)                (27,664,710)
                                                         ------------                ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                   29,465,287                  50,053,573
Principal payments of long-term debt                      (15,430,488)                (29,841,247)
Proceeds from short-term borrowing, net                     5,000,000                          --
Proceeds from sale/lease back transactions                  1,544,215                          --
Proceeds from exercise of stock options                            --                   1,050,000
Dividends paid                                             (3,535,650)                 (3,518,459)
                                                         ------------                ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  17,043,364                  17,743,867
                                                         ------------                ------------

NET INCREASE (DECREASE) IN CASH                             2,588,368                  (2,372,226)
Cash at Beginning of Period                                11,176,013                  13,959,751
                                                         ------------                ------------
CASH AT END OF PERIOD                                    $ 13,764,381                $ 11,587,525
                                                         ============                ============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Three Months Ended December 30, 2000 and December 25, 1999

A.  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 30, 2000, and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended December 30, 2000 and December 25, 1999. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 2000 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 2000.

The results of operations for the three month period ended December 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month period ended December 25, 1999 have been reclassified for comparative purposes.

B.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $295,370 and $256,630 at December 30, 2000 and September 30, 2000, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                     DECEMBER 30,    September 30,
                                                         2000             2000
                                                    -------------    -------------
     Accounts payable-trade                         $  77,195,069    $  87,359,538
     Property, payroll, and other taxes payable         8,319,041       12,557,199

     Salaries, wages and bonuses payable                9,167,162       10,328,643
     Self-insurance reserves                            6,419,622        6,296,217
     Accrued litigation settlement                      7,170,503        7,049,407
     Other                                             17,731,986       14,154,873
                                                    -------------    -------------
                                                    $ 126,003,383    $ 137,745,877
                                                    =============    =============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $3.7 million and $3.9 million for the three month periods ended December 30, 2000 and December 25, 1999, respectively.

D.  LONG-TERM DEBT

During the three month period ended December 30, 2000, the Company obtained $29.5 million in long-term funding secured by real estate and equipment. In addition, the Company obtained $3.2 million in net advances on lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes.

E.  DIVIDENDS

On October 11, 2000, the Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock to stockholders of record on October 2, 2000.

F.  SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                                   THREE MONTHS ENDED
                                                            --------------------------------

                                                            DECEMBER 30,        December 25,
                                                                2000                1999
                                                            ------------        -----------

               Interest (net of amount capitalized)         $ 10,540,377        $ 9,807,975

               Income taxes                                      201,899            427,229

G.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                 DECEMBER 30,   December 25,
                                                                     2000          1999
                                                                 -----------    -----------
     BASIC:
        Net income                                               $ 4,457,992    $ 4,906,467
                                                                 ===========    ===========
        Shares
          Weighted average number of common shares
           outstanding                                            22,577,739     22,519,497
                                                                 ===========    ===========
        Basic earnings per common share                          $       .20    $       .22
                                                                 ===========    ===========

                                                                 THREE MONTHS ENDED
                                                             ---------------------------
                                                             DECEMBER 30,     December 25,
                                                                 2000            1999
                                                             -------------    -----------
     DILUTED:
        Diluted earnings                                     $   4,457,992    $ 4,906,467
                                                             =============    ===========
        Shares
          Weighted average number of common shares and
             common stock equivalent shares outstanding         22,633,775     22,589,682
                                                             =============    ===========
        Diluted earnings per common share                    $         .20    $       .22
                                                             =============    ===========

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                                  THREE MONTHS ENDED
                                                            ------------------------------
                                                            DECEMBER 30,      December 25,
                                                                2000              1999
                                                            ------------      ------------
     Revenues from unaffiliated customers:
       Grocery sales                                           $485,241          $450,278
       Shopping center rentals                                    3,943             3,840
       Fluid dairy                                               19,454            18,122
                                                               --------          --------
     Total revenues from unaffiliated customers                $508,638          $472,240
                                                               ========          ========
     Income from operations:
       Grocery sales                                           $ 13,413          $ 13,101
       Shopping center rentals                                    2,556             2,232
       Fluid dairy                                                2,053             1,333
                                                               --------          --------
     Total income from operations                              $ 18,022          $ 16,666
                                                               ========          ========



                                                              DECEMBER 30,      September 30,
                                                                  2000              2000
                                                               --------          --------
     Assets:

      Grocery sales                                            $785,099          $777,431
      Shopping center rentals                                   122,358           123,672
       Fluid dairy                                               27,613            26,663
                                                               --------          --------
     Total assets                                              $935,070          $927,766
                                                               ========          ========

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. Grocery sales and fluid dairy revenues comprise the net sales reported.

The fluid dairy segment had $11.6 and $11.8 million in sales to the grocery sales segment for the three months ended December 30, 2000 and December 25, 2000, respectively. These sales have been eliminated in consolidation.

I. NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities, which was amended by Statement No. 138 Accounting for Certain Derivative Instruments and Hedging Activities issued in June 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not typically utilize derivative financial instruments. The adoption of Statement 133, as amended by Statement No. 138, on October 1, 2000 resulted in no effect on the Company's earnings or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 209 supermarkets in Georgia (85), North Carolina (63), South Carolina (32), Tennessee (25), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience.

Ingles also operates two other lines of business including fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 38% of its products to the retail grocery segment and approximately 62% of its products to other third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company's operations, providing both operational and economic benefit.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 30, 2000 and December 25, 1999 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note H "Lines of Business" to the Unaudited Consolidated Financial Statements.

                                              THREE MONTHS ENDED
                                         -------------------------------
                                         DECEMBER 30,       December 25,
                                             2000               1999
                                         ------------       ------------
     Net sales                                  100.0%             100.0%
     Gross profit                                25.5%              25.1%
     Operating and administrative
       expenses                                  22.4%              22.0%
     Rental income, net                           0.5%               0.5%
     Other income, net                            0.0%               0.2%
     Income before interest and
       income taxes                               3.6%               3.8%
     Interest expense                             2.2%               2.1%
     Income before income taxes                   1.4%               1.7%
     Income taxes                                 0.5%               0.6%
     Net income                                   0.9%               1.1%
     EBITDA margin(1)                             5.8%               6.0%

-------------------
(1) EBITDA represents earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. Management believes that EBITDA is a useful measure of operating performance. EBITDA does not represent cash flow from operations as defined by generally accepted accounting principles (GAAP), is not necessarily indicative of cash available to fund all cash flow needs and should not be considered as an alternative to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED DECEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 25, 1999

Net Sales

Net sales for the three months ended December 30, 2000 increased 7.7% to $504.7 million, compared to $468.4 million for the three months ended December 25, 1999. Comparable store sales increased 5.5% as compared to the same period last year.

Ingles achieved sales growth through successful marketing campaigns such as its "Millennium Money" cash giveaway game and its "Tools for Schools" program in which donations are made for school supplies based on purchases made with an electronic card. In addition, Ingles' support of various community activities and the upgrade of many of the Ingles store locations contributed to sales growth.

Gross Profit

Gross profit for the three months ended December 30, 2000 increased 9.6% to $128.6 million, or 25.5% of sales, compared to $117.3 million, or 25.1% of sales, for the three months ended December 25, 1999. The expansion of higher margin perishable and nonfood departments in the modern prototype stores as well as effective product management contributed to the increase in gross profit, as a percentage of sales.

Operating and Administrative Expenses

Operating and administrative expenses increased 10.0% to $113.1 million, or 22.4% of sales, for the three months ended December 30, 2000, from $102.9 million, or 22.0% of sales, for the three months ended December 25, 1999. The increase in operating and administrative expenses, as a percentage of sales, resulted primarily from increases, as a percentage of sales, in salaries and wages, utilities and fuel, repairs and maintenance and equipment rent, partially offset by a decrease in supply costs.

Salaries and wages, as a percentage of sales, increased due to rising wage rates in a highly competitive labor market. Supply costs, as a percentage of sales, decreased due to a combination of a receipt of a rebate from a supply vendor, as well as economies achieved through higher sales volume. Utility and fuel costs escalated due to supplier rate increases. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Repairs and maintenance costs rose due to refrigeration repairs and other miscellaneous repairs. A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                           Salaries and wages           0.3%
                           Supplies                    (0.2)%
                           Utilities and fuel           0.1%
                           Equipment rent expense       0.1%
                           Repairs                      0.1%

Rental Income, Net

Rental income, net increased to $2.5 million for the three months ended December 2000 from $2.2 million for the three months ended December 1999. The improvement is a result of gross rental income increases of $0.1 million and operating cost decreases, primarily in depreciation expense, of $0.2 million.

Other Income, Net

Other income, net decreased $0.8 million to $0.1 million for the three months ended December 30, 2000 from $0.9 million for the three months ended December 25, 1999. A reduction in vendor accounts payable audit income is the primary reason for the decrease.

Interest Expense

Interest expense increased $1.4 million to $11.1 million for the three months ended December 30, 2000 from $9.7 million for the three months ended December 25, 1999 mainly as a result of additional debt incurred to fund expansion and renovation and higher interest rates. Retail square footage increased 5.4% to
9.0 million square feet at December 30, 2000 compared to 8.5 million square feet at December 25, 1999.

Income Taxes

Income tax expense as a percentage of pre-tax income declined slightly to 37.2% in the December 2000 quarter compared to 37.9% in the December 1999 quarter.

Net Income

Net income for the December 2000 quarter was $4.5 million, or .9% of sales, compared to $4.9 million, or 1.1% of sales, for the December 1999 quarter. Basic and diluted earnings per common share were $.20 for the December 2000 quarter compared to $.22 for the December 1999 quarter.

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

Capital expenditures totaled $16.9 million for the three months ended December 30, 2000, including expenditures related to the opening of one new store, the replacement of one older store and minor remodeling of two stores that were completed during the quarter. Capital expenditures also included costs related to four new stores, six replacement stores, one major remodel/expansion and eight minor remodels expected to be completed during the balance of fiscal 2001, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles capital expenditure plans for the balance of fiscal year 2001 include investments of approximately $80 million.

Liquidity

The Company generated $0.7 million of cash from operations for the three months ended December 30, 2000. Increases of $7.9 million in receivables are primarily the result of vendor rebates earned but not yet paid. Decreases in accounts payable and accrued expenses of $7.1 million resulted from a decrease in inventory and payment of annual bonuses and property taxes.

Cash used by investing activities totaled $15.1 million. The primary use of this cash was the $16.9 million of capital expenditures during the period, which were partially offset by $1.8 million of proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the December 2000 quarter, the Company's financing activities provided $17.0 million in cash. Proceeds from long-term debt totaled $29.5 million, while payments on long-term debt were $15.4 million. As of December 30, 2000, the Company had unencumbered real property and equipment with a net book value of approximately $218 million.

At December 30, 2000, the Company had lines of credit with eight banks totaling $130.0 million; of this amount $74.0 million was unused. The $56.0 million outstanding under lines of credit at December 30, 2000 matures in fiscal 2002 and 2003, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 30, 2000.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $31.1 million, based on a tangible net worth at December 30, 2000.

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

Impact of Inflation

Inflation in food prices during the first quarter of fiscal 2001 was slightly higher than the overall increase in the Consumer Price Index. During fiscal 2000 inflation in food prices was lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes regarding the Company's market risk position from the information provided in Form 10-K for the fiscal year ended September 30, 2000.


Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits. None.

     (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended December 30, 2000.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                             INGLES MARKETS, INCORPORATED





Date:  February 12, 2001     /s/ Robert P. Ingle
                             --------------------------------------------------
                             Robert P. Ingle
                             Chairman of the Board and
                             Chief Executive Officer


Date:  February 12, 2001     /s/ Brenda S. Tudor
                             --------------------------------------------------
                             Brenda S. Tudor
                             Vice President-Finance and
                             Chief Financial Officer