Form 10-Q
period 2001-03-31
INGLES MARKETS INC
filed 2001-05-14
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to                   .
                               ----------------    ------------------

                         Commission file number 0-14706.


                          INGLES MARKETS, INCORPORATED
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  North Carolina                           56-0846267
            ----------------------------------       -------------------
            (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)          Identification No.)

               P.O. Box 6676, Asheville, NC                  28816
            -------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

                                 (828) 669-2941
            --------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of May 8, 2001, the Registrant had 9,942,401 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,635,338 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX



Part I - Financial Information                                                       Page No.

   Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
              March 31, 2001 and September 30, 2000 ............................         3

         Condensed Consolidated Statements of Income
              Three Months Ended March 31, 2001 and March 25, 2000 .............         5
              Six Months Ended March 31, 2001 and March 25, 2000 ...............         6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
              Six Months Ended March 31, 2001 and March 25, 2000 ...............         7

         Condensed Consolidated Statements of Cash Flows
              Six Months Ended March 31, 2001 and March 25, 2000 ...............         8

         Notes to Unaudited Interim Financial Statements .......................         9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations ...............................................        14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ..........        20

Part II - Other Information

   Item 4. Submission of Matters to a Vote of Security Holders .................        21

   Item 6. Exhibits and Reports on Form 8-K ....................................        21

Signatures .....................................................................        22

Part I.   Financial Information
Item 1.  FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS



                                             MARCH 31,               SEPTEMBER 30,
                                                2001                     2000
                                            (UNAUDITED)                 (NOTE)
                                           -------------             -------------
CURRENT ASSETS:
  Cash                                     $ 12,194,945               $ 11,176,013
  Receivables                                26,535,356                 21,569,530
  Inventories                               176,038,402                179,396,630
  Refundable income taxes                     4,650,690                  1,250,000
  Other                                       1,337,841                  6,188,703
                                           ------------               ------------
  Total Current Assets                      220,757,234                219,580,876

PROPERTY AND EQUIPMENT - Net                713,655,774                702,472,344

OTHER ASSETS                                  4,087,599                  5,712,592
                                           ------------               ------------
   TOTAL ASSETS                            $938,500,607               $927,765,812
                                           ============               ============








NOTE: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         MARCH 31,                SEPTEMBER 30,
                                                                           2001                       2000
                                                                        (UNAUDITED)                   (NOTE)
                                                                        ------------             --------------
 CURRENT LIABILITIES:
   Short-term loans and current portion of long-term debt               $152,901,252               $ 59,776,013
   Accounts payable, accrued expenses and current portion
     of other long-term liabilities                                      119,198,699                137,745,877
                                                                        ------------               ------------
   Total Current Liabilities                                             272,099,951                197,521,890
 DEFERRED INCOME TAXES                                                    35,114,578                 35,514,578
 LONG-TERM DEBT                                                          392,884,442                455,861,173
 OTHER LONG-TERM LIABILITIES                                               5,726,426                  6,729,921
                                                                        ------------               ------------
  TOTAL LIABILITIES                                                      705,825,397                695,627,562
                                                                        ------------               ------------

 STOCKHOLDERS' EQUITY:
  Preferred stock, $.05 par value;
    10,000,000 shares authorized; no shares issued                                --                         --
  Common stocks:
    Class A, $.05 par value; 150,000,000 shares
     authorized; 9,941,951 shares issued and outstanding
     March 31, 2001; 9,932,614 shares issued and
     outstanding September 30, 2000                                          497,098                    496,631
    Class B, $.05 par value; 100,000,000 shares
     authorized; 12,635,788 shares issued and outstanding
     March 31, 2001; 12,645,125 shares issued and
     outstanding September 30, 2000                                          631,789                    632,256
  Paid-in capital in excess of par value                                  97,943,633                 97,943,633
  Retained earnings                                                      133,602,690                133,065,730
                                                                        ------------               ------------
  Total Stockholders' Equity                                             232,675,210                232,138,250
                                                                        ------------               ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $938,500,607               $927,765,812
                                                                        ============               ============


NOTE: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                 -----------------------------------
                                                  MARCH 31,              MARCH 25,
                                                     2001                  2000
                                                 ------------          -------------
Net sales                                        $475,166,870          $ 465,139,031

Cost of goods sold                                349,808,108            346,458,172
                                                 ------------          -------------
Gross profit                                      125,358,762            118,680,859

Operating and administrative expenses             112,014,649            104,600,052

Rental income, net                                  2,742,601              2,380,761
                                                 ------------          -------------
Income from operations                             16,086,714             16,461,568

Other income, net                                     662,000              4,044,775
                                                 ------------          -------------
Income before interest and income taxes            16,748,714             20,506,343

Interest expense                                   11,638,408             10,113,136
                                                 ------------          -------------
Income before income taxes                          5,110,306             10,393,207
                                                 ------------          -------------
Income taxes:
  Current                                           1,760,000              4,550,000
  Deferred                                            200,000               (550,000)
                                                 ------------          -------------
                                                    1,960,000              4,000,000
                                                 ------------          -------------
Net income                                       $  3,150,306          $   6,393,207
                                                 ============          =============
Per share amounts:
  Basic earnings per common share                $       0.14          $        0.28
                                                 ============          =============
  Diluted earnings per common share              $       0.14          $        0.28
                                                 ============          =============

Cash dividends per common share:
  Class A Common Stock                           $      0.165          $       0.165
                                                 ------------          -------------
  Class B Common Stock                           $      0.150          $       0.150
                                                 ------------          -------------



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)



                                                         SIX MONTHS ENDED
                                                 -----------------------------------
                                                  MARCH 31,              MARCH 25,
                                                     2001                  2000
                                                 ------------          -------------
Net sales                                        $979,861,664          $ 933,539,232
Cost of goods sold                                725,938,409            697,512,433
                                                 ------------          -------------
Gross profit                                      253,923,255            236,026,799
Operating and administrative expenses             225,113,328            207,511,619
Rental income, net                                  5,298,359              4,612,614
                                                 ------------          -------------
Income from operations                             34,108,286             33,127,794
Other income, net                                     804,447              4,987,965
                                                 ------------          -------------
Income before interest and income taxes            34,912,733             38,115,759
Interest expense                                   22,704,435             19,816,085
                                                 ------------          -------------
Income before income taxes                         12,208,298             18,299,674
                                                 ------------          -------------
Income taxes:
  Current                                           3,400,000              7,700,000
  Deferred                                          1,200,000               (700,000)
                                                 ------------          -------------
                                                    4,600,000              7,000,000
                                                 ------------          -------------
Net income                                       $  7,608,298          $  11,299,674
                                                 ============          =============

Per share amounts:
  Basic earnings per common share                $       0.34          $        0.50
                                                 ============          =============
  Diluted earnings per common share              $       0.34          $        0.50
                                                 ============          =============

Cash dividends per common share:
  Class A Common Stock                           $       0.33          $        0.33
                                                 ------------          -------------
  Class B Common Stock                           $       0.30          $        0.30
                                                 ------------          -------------



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) SIX MONTHS ENDED MARCH 31, 2001 AND MARCH 25, 2000


                                    CLASS A                 CLASS B               PAID-IN
                                  COMMON STOCK            COMMON STOCK           CAPITAL IN
                              --------------------   -----------------------      EXCESS OF      RETAINED
                               SHARES      AMOUNT      SHARES        AMOUNT       PAR VALUE      EARNINGS           TOTAL
                              ---------   --------   -----------    ---------    -----------   -------------    -------------

Balance, September 25, 1999   9,786,491   $489,324    12,691,248    $ 634,563    $96,898,633   $ 126,099,336    $ 224,121,856
Net income                           --         --            --           --             --      11,299,674       11,299,674
Cash dividends                       --         --            --           --             --      (7,053,670)      (7,053,670)
Exercise of stock options       100,000      5,000            --           --      1,045,000              --        1,050,000
Common stock conversions         42,048      2,103       (42,048)      (2,103)            --              --               --
                              ---------   --------   -----------    ---------    -----------   -------------    -------------

Balance, March 25, 2000       9,928,539   $496,427    12,649,200    $ 632,460    $97,943,633   $ 130,345,340    $ 229,417,860
                              =========   ========   ===========    =========    ===========   =============    =============

Balance, September 30, 2000   9,932,614   $496,631    12,645,125    $ 632,256    $97,943,633   $ 133,065,730    $ 232,138,250
Net income                           --         --            --           --             --       7,608,298        7,608,298
Cash dividends                       --         --            --           --             --      (7,071,338)      (7,071,338)
Common stock conversions          9,337        467        (9,337)        (467)            --              --               --
                              ---------   --------   -----------    ---------    -----------   -------------    -------------

BALANCE, MARCH 31, 2001       9,941,951   $497,098    12,635,788    $ 631,789    $97,943,633   $ 133,602,690    $ 232,675,210
                              =========   ========   ===========    =========    ===========   =============    =============



See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           SIX MONTHS ENDED
                                                                   ---------------------------------
                                                                     MARCH 31,            MARCH 25,
                                                                       2001                 2000
                                                                   ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $  7,608,298         $ 11,299,674
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                              22,280,261           21,505,148
  Amortization of deferred gain on sale/leasebacks                     (597,929)            (531,629)
  Loss (gains) on disposals of property and equipment                   161,466           (2,487,662)
  Receipt of advance payments on purchases contracts                    575,000            2,977,224
  Recognition of advance payments on purchases contracts             (1,938,751)          (2,465,680)
  Deferred income taxes                                               1,200,000             (700,000)
  (Increase) decrease in receivables                                 (3,715,826)           2,879,430
  Decrease in inventory                                               3,358,228              335,407
  (Increase) decrease in other assets                                (1,816,950)             105,479
  Decrease in accounts payable and
     accrued expenses                                               (18,198,158)          (8,295,128)
                                                                   ------------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             8,915,639           24,622,263
                                                                   ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                         1,851,282            6,547,033
Capital expenditures                                                (34,369,375)         (59,413,449)
                                                                   ------------         ------------
NET CASH (USED) BY INVESTING ACTIVITIES                             (32,518,093)         (52,866,416)
                                                                   ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                             34,343,287           50,053,573
Proceeds from short-term borrowings, net                             35,000,000           30,000,000
Proceeds from sale/leaseback transactions                             1,544,217                   --
Principal payments on long-term debt                                (39,194,780)         (42,866,188)
Proceeds from exercise of stock options                                      --            1,050,000
Dividends paid                                                       (7,071,338)          (7,053,670)
                                                                   ------------         ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            24,621,386           31,183,715
                                                                   ------------         ------------

NET INCREASE IN CASH                                                  1,018,932            2,939,562
Cash at beginning of period                                          11,176,013           13,959,751
                                                                   ------------         ------------
CASH AT END OF PERIOD                                              $ 12,194,945         $ 16,899,313
                                                                   ============         ============


See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Six Months Ended March 31, 2001 and March 25, 2000

A.       BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001, and the results of operations, changes in stockholders' equity and cash flows for the three month and six month periods ended March 31, 2001 and March 25, 2000. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 2000 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 2000.

The results of operations for the three month and six month periods ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and six month periods ended March 25, 2000 have been reclassified for comparative purposes.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $335,945 and $256,630 at March 31, 2001 and September 30, 2000, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                              MARCH 31,            September 30,
                                                                 2001                   2000
                                                             ------------          ------------
         Accounts payable-trade                              $ 71,127,162          $ 87,359,538
         Property, payroll, and other taxes payable             9,147,093            12,557,199
         Salaries, wages and bonuses payable                    9,743,113            10,328,643
         Self-insurance reserves                                6,509,622             6,296,217
         Accrued litigation settlement                          6,083,480             7,049,407
         Other                                                 16,588,229            14,154,873
                                                             ------------          ------------
                                                             $119,198,699          $137,745,877
                                                             ============          ============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $150,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $4.2 million and $4.4 million for the three month periods ended March 31, 2001 and March 25, 2000, respectively.

For the six month periods ended March 31, 2001 and March 25, 2000, employee insurance expense totaled $7.9 million and $8.3 million, respectively.

D.       LONG-TERM DEBT

During the six month period ended March 31, 2001, the Company obtained $34.3 million in long-term funding secured by real estate and equipment. In addition, the Company obtained $35.0 million in net advances on lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes.

E.       DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 17, 2001 and on October 11, 2000 to stockholders of record on January 8, 2001, and October 2, 2000, respectively.

F.       SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                   SIX MONTHS ENDED
                                            ------------------------------
                                             MARCH 31,          March 25,
                                               2001               2000
                                            -----------        -----------
Interest (net of amount capitalized)        $22,798,649        $19,668,798

Income taxes                                    741,250          4,432,728

G.  EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:


                                                              THREE MONTHS ENDED
                                                         -----------------------------
                                                         MARCH 31,          March 25,
                                                           2001               2000
                                                        -----------        -----------
BASIC:
   Net income                                           $ 3,150,306        $ 6,393,207
                                                        ===========        ===========
   Weighted average number of common shares
      outstanding                                        22,577,739         22,577,739
                                                        ===========        ===========
   Basic earnings per common share                      $       .14        $       .28
                                                        ===========        ===========
 DILUTED:
   Net income                                           $ 3,150,306        $ 6,393,207
                                                        ===========        ===========
   Weighted average number of common shares and
      common stock equivalent shares outstanding         22,893,544         22,614,803
                                                        ===========        ===========
   Diluted earnings per common share                    $       .14        $       .28
                                                        ===========        ===========

The following table sets forth the computation of basic and diluted earnings per share for the six month period indicated:

                                                               SIX MONTHS ENDED
                                                         -----------------------------
                                                         MARCH 31,          March 25,
                                                           2001               2000
                                                        -----------        -----------
BASIC:
   Net income                                           $ 7,608,298        $11,299,674
                                                        ===========        ===========
   Weighted average number of common shares
      outstanding                                        22,577,739         22,548,618
                                                        ===========        ===========
   Basic earnings per common share                      $       .34        $       .50
                                                        ===========        ===========

DILUTED:
   Net income                                           $ 7,608,298        $11,299,674
                                                        ===========        ===========
   Weighted average number of common shares and
      common stock equivalent shares outstanding         22,759,212         22,559,599
                                                        ===========        ===========

   Diluted earnings per common share                    $       .34        $       .50
                                                        ===========        ===========

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                           THREE MONTHS ENDED        SIX MONTHS ENDED
                                         ----------------------    ----------------------
                                          MARCH 31,    March 25,    MARCH 31,    March 25,
                                           2001         2000         2001         2000
                                         ---------    ---------    ---------    ---------
Revenues from unaffiliated customers:
  Grocery sales                          $ 453,827    $ 447,818    $ 939,068    $ 898,096
  Shopping center rentals                    4,132        3,976        8,075        7,816
  Fluid dairy                               21,340       17,321       40,794       35,443
                                         ---------    ---------    ---------    ---------
Total revenues from unaffiliated
  customers                              $ 479,299    $ 469,115    $ 987,937    $ 941,355
                                         =========    =========    =========    =========

Income from operations:
  Grocery sales                          $  11,170    $  12,235    $  24,583    $  25,336
  Shopping center rentals                    2,742        2,381        5,298        4,613
  Fluid dairy                                2,174        1,846        4,227        3,179
                                         ---------    ---------    ---------    ---------
Total income from operations             $  16,086    $  16,462    $  34,108    $  33,128
                                         =========    =========    =========    =========


                                                         MARCH 31,         September 30,
                                                           2001               2000
                                                        -----------        ------------
Assets:
   Grocery sales                                        $   783,983        $    777,431
   Shopping center rentals                                  126,211             123,672
   Fluid dairy                                               28,307              26,663
                                                        -----------        ------------
 Total assets                                           $   938,501        $    927,766
                                                        ===========        ============

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended March 31, 2001 and March 25, 2000, respectively, the fluid dairy segment has $10.9 and $11.1 million in sales to the grocery sales segment. The fluid dairy segment has $22.5 and $22.9 million in sales to the grocery sales segment in the six months ended March 31, 2001 and March 25, 2000, respectively. These sales have been eliminated in consolidation.

I.  NEW ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued "Statement No. 133" Accounting for Derivative Instruments and Hedging Activities, which was amended by "Statement No. 138" Accounting for Certain Derivative Instruments and Hedging Activities issued in June 2000. The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not typically utilize derivative financial instruments. The adoption of "Statement No. 133," as amended by "Statement No. 138," on October 1, 2000 resulted in no effect on the Company's earnings or financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 207 supermarkets in Georgia (84), North Carolina (63), South Carolina (31), Tennessee (25), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 31, 2001 and March 25, 2000. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note H "Lines of Business" to the Unaudited Consolidated Financial Statements.

                                                THREE MONTHS ENDED          SIX MONTHS ENDED
                                             --------------------------------------------------
                                             MARCH 31,     March 25,     MARCH 31,     March 25,
                                               2001          2000          2001          2000
                                             --------------------------------------------------
     Net sales                                100.0%        100.0%        100.0%        100.0%
     Gross profit                              26.4%         25.5%         25.9%         25.3%
     Operating and administrative
       expenses                                23.6%         22.5%         23.0%         22.2%
     Rental income, net                         0.6%          0.5%          0.6%          0.5%
     Other income, net                          0.1%          0.9%          0.1%          0.5%
     Income before interest and
       income taxes                             3.5%          4.4%          3.6%          4.1%
     Interest expense                           2.4%          2.2%          2.3%          2.1%
     Income before income taxes                 1.1%          2.2%          1.3%          2.0%
     Income taxes                               0.4%          0.8%          0.5%          0.8%
     Net income                                 0.7%          1.4%          0.8%          1.2%
     EBITDA margin(1)                           5.9%          6.8%          5.8%          6.4%

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

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 25, 2000

Net Sales

Net sales for the three months ended March 31, 2001 increased 2.2% to $475.2 million, compared to $465.1 million for the three months ended March 25, 2000. In the second quarter of fiscal 2000, Ingles experienced an unusually heavy sales week during the first week of the quarter as a result of the Y2K scare. Excluding that week, sales growth was 3.2% for the second quarter of fiscal 2001. Comparable store sales growth was 2.6% for the three month 2001 period.

Gross Profit

Gross profit for the quarter ended March 31, 2001 increased 5.6% to 26.4% of sales compared to 25.5% of sales for the second quarter last year. The improvement, as a percentage of sales, results from a combination of increased sales in the expanded higher margin perishable departments, and effective product management.

Operating and Administrative Expenses

Operating and administrative expenses for the quarter ended March 31, 2001 increased 7.1% to 23.6% of sales compared to 22.5% of sales for the second quarter last year. Payroll costs in the current tight labor market, rental of new store equipment and increased utility costs were the primary factors in the increase. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

         Payroll                           0.5%
         Equipment rent expense            0.3%
         Utilities                         0.2%


Rental Income, Net

Rental income, net increased $0.4 million for the March 2001 quarter over the comparable period in fiscal 2000. Gross rental income increased $0.2 million, while shopping center expenses (primarily depreciation) decreased $0.2 million.

Other Income, Net

Other income, net declined $3.4 million for the March 2001 quarter over the comparable period in fiscal 2000. Other income for the March 2000 quarter includes gains on the sale of assets of $2.5 million. The sale of assets includes a shopping center in which the land, building and equipment were sold. Ingles is no longer operating a supermarket at that location. The balance of the decrease resulted primarily from a decline in the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense increased $1.5 million to $11.6 million for the three months ended March 31, 2001 from $10.1 million for the three months ended March 25, 2000. Interest expense rose primarily due to the cost of capital expansion.

Income Taxes

Income tax expense, as a percentage of pre-tax income, remained fairly constant at 38.4% in the March 2001 quarter compared to 38.5% in the March 2000 quarter.

Net Income

Net income for the March 2001 quarter was $3.2 million, or 0.7% of sales, compared to $6.4 million, or 1.4% of sales, for the March 2000 quarter. The decrease, as a percentage of sales, is due primarily to the rise in operating expenses and decline in other income. Basic and diluted earnings per common share were $.14 for the March 2001 quarter compared to $.28 for the March 2000 quarter.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 25, 2000

Net Sales

Net sales for the six months ended March 31, 2001 increased 5.0% to $979.9 million, compared to $933.5 million for the six months ended March 25, 2000. Comparable store sales increased 4.1% for such period. Marketing efforts in all media, community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled and replacement stores contributed to the increase.

Gross Profit

Gross profit for the six months ended March 31, 2001 increased 7.6% to $253.9 million, or 25.9% of sales, compared to $236.0 million, or 25.3% of sales, for the six months ended March 25, 2000. Increased sales distribution in the higher margin perishable departments, as well as effective purchasing and promotional strategies, accounted for the increase.

Operating and Administrative Expenses

Operating and administrative expenses increased 8.5% to $225.1 million for the six months ended March 31, 2001, from $207.5 million for the six months ended March 25, 2000. As a percentage of sales, operating and administrative expenses increased to 23.0% for the March 2001 six-month period from 22.2% for the same period last year. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

         Payroll                            0.4%
         Equipment rent expense             0.2%
         Utilities                          0.2%

Rental Income, Net

Rental income, net increased $0.7 million for the March 2001 six month period over the comparable period in fiscal 2000. Gross rental income increased $0.3 million, while shopping center expenses (primarily depreciation) decreased $0.4 million.

Other Income, Net

Other income, net declined $4.2 million for the March 2001 six month period over the comparable period in fiscal 2000. Other income for the March 2000 six month period includes gains on the sale of assets of $2.5 million. The sale of assets in fiscal 2000 included a shopping center in which the land, building and equipment were sold. Ingles is no longer operating a supermarket at that location. The balance of the decrease resulted primarily from a decline in the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense increased $2.9 million to $22.7 million for the six months ended March 31, 2001 from $19.8 million for the six months ended March 25, 2000. Interest expense rose primarily due to the cost of capital expansion. Capital expenditures for the six month period ended March 31, 2001 were $34.4 million, including costs for stores that will become operational during the balance of fiscal 2001. Ingles completed the opening of one new store, replacement of one older store, the major remodel/expansion of one store and minor remodeling of two stores, during the March 2001 six month period. During the balance of this fiscal year Ingles plans to open four replacement stores, two new stores, complete two more major remodel/expansions and four minor remodels.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 37.7% in the March 2001 six-month period compared to 38.3% in the March 2000 six month period. The decrease is primarily attributable to higher state income taxes in the March 2000 six-month period.

Net Income

Net income for the March 2001 six-month period was $7.6 million, or 0.8% of sales, compared to $11.3 million, or 1.2% of sales, for the March 2000 six-month period. Basic and diluted earnings per common share were $.34 for the March 2001 six-month period compared to $.50 for the March 2000 six-month period.

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

Capital expenditures totaled $34.4 million for the six months ended March 25, 2001, including expenditures related to the opening of one new store, replacement of one older store, the major remodel/expansion of one store and minor remodeling of two stores - all of which were completed during the six-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 2001 and in fiscal 2002, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. During the balance of this fiscal year Ingles plans to open four replacement stores, two new stores, complete two more major remodel/expansions and four minor remodels. Ingles capital expenditure plans for the balance of fiscal year 2001 include investments of approximately
$40 million.

Liquidity

The Company generated $8.9 million of cash from operations for the six months ended March 31, 2001.

Cash used by investing activities totaled $32.5 million. The primary use of this cash was the $34.4 million of capital expenditures during the period, which were partially offset by $1.9 million of net proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the March 2001 six-month period, the Company's financing activities provided $24.6 million in cash, the net result of dividend payments and long- and short-term borrowings. Proceeds from long-term debt totaled $34.3 million, while payments on long-term debt were $39.2 million. Proceeds from short-term borrowings, net were $35.0 million. As of March 31, 2001 the Company had unencumbered real property and equipment with a net book value of approximately $220 million.

At March 31, 2001, the Company had lines of credit with seven banks totaling $130.0 million; of this amount $47.8 million was unused. The $82.2 million outstanding under lines of credit at March 31, 2001 mature in fiscal years 2001 and 2002, however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 31, 2001.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions providing minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $9.3 million, based on tangible net worth at March 31, 2001.

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

Impact of Inflation

Inflation in food prices during the first six months of fiscal 2001 and during fiscal 2000 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Part II. Other Information.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 13, 2001. The only matter submitted to a vote of the stockholders at this meeting was the election of nine directors for the ensuing year. John O. Pollard and J. Alton Wingate were elected by the holders of Class A Common Stock by the following vote: (a) Mr. Pollard: 8,940,252 votes for, 140,087 votes withheld, 0 abstentions and 0 broker nonvotes and (b) Mr. Wingate:
8,939,031 votes for, 141,308 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Ralph H. Gardner, Robert P. Ingle, II, Laura Ingle Sharp and Brenda S. Tudor were elected by the holders of Class B Common Stock by the following vote: (a) Mr. Robert P.
Ingle: 10,310,069 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (b) Mr. Fisher: 10,310,069 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Federico: 10,309,319 votes for, 750 votes withheld, 0 abstentions and 0 broker nonvotes; (d) Mr. Gardner: 10,310,069 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (e) Mr. Robert P. Ingle, II: 10,309,319 votes for, 750 votes withheld, 0 abstentions and 0 broker nonvotes; (f) Ms. Sharp: 10,310,069 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes; (g) Ms. Tudor: 10,310,069 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits. None.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended March 31, 2001.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         INGLES MARKETS, INCORPORATED

Date:  May 14, 2001                      /s/ Robert P. Ingle
                                         --------------------------------------
                                         Robert P. Ingle
                                         Chairman of the Board and
                                         Chief Executive Officer


Date:  May 14, 2001                      /s/ Brenda S. Tudor
                                         --------------------------------------
                                         Brenda S. Tudor
                                         Vice President-Finance and
                                         Chief Financial Officer