Form 10-Q
period 2001-06-30
INGLES MARKETS INC
filed 2001-08-13
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

                                 (828) 669-2941
       ---------------------------------------------------------------
               Registrant's telephone number, including area code


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of August 1, 2001, the Registrant had 10,001,401 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,635,338 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX

                                                                                       Page No.
                                                                                       --------
Part I - Financial Information

   Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets
                  June 30, 2001 and September 30, 2000..............................      3

         Condensed Consolidated Statements of Income
                  Three Months Ended June 30, 2001 and June 24, 2000................      5
                  Nine Months Ended June 30, 2001 and June 24, 2000.................      6

         Condensed Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended June 30, 2001 and June 24, 2000.................      7

         Condensed Consolidated Statements of Cash Flows
                  Nine Months Ended June 30, 2001 and June 24, 2000.................      8

         Notes to Unaudited Interim Financial Statements............................      9

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations....................................................     14

   Item 3. Quantitative and Qualitative Disclosures About Market Risk...............     21

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K.........................................     21

Signatures..........................................................................     22

Part I. Financial Information

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                              JUNE 30,          SEPTEMBER 30,
                                                2001                 2000
                                            (UNAUDITED)             (NOTE)
                                           ------------         -------------
     CURRENT ASSETS:
       Cash                                $ 12,616,436         $  11,176,013
       Receivables                           30,066,790            21,569,530
       Inventories                          178,746,044           179,396,630
       Refundable income taxes                       --             1,250,000
       Other                                  5,761,388             6,188,703
                                           ------------         -------------

       Total Current Assets                 227,190,658           219,580,876

     PROPERTY AND EQUIPMENT - Net           725,176,140           702,472,344

     OTHER ASSETS                             3,964,868             5,712,592
                                           ------------         -------------

        TOTAL ASSETS                       $956,331,666         $ 927,765,812
                                           ============         =============

NOTE: The balance sheet at September 30, 2000 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                              JUNE 30,          SEPTEMBER 30,
                                                                                                2001                 2000
                                                                                            (UNAUDITED)             (NOTE)
                                                                                           ------------         -------------
     CURRENT LIABILITIES:
       Short-term loans and current portion of long-term debt                              $152,934,173          $ 59,776,013
       Accounts payable, accrued expenses and current portion
        of other long-term liabilities                                                      138,415,444           137,745,877
                                                                                           ------------          ------------
       Total Current Liabilities                                                            291,349,617           197,521,890

     DEFERRED INCOME TAXES                                                                   35,614,578            35,514,578

     LONG-TERM DEBT                                                                         388,749,006           455,861,173

     OTHER LONG-TERM LIABILITIES                                                              4,932,075             6,729,921

                                                                                           ------------          ------------
       TOTAL LIABILITIES                                                                    720,645,276           695,627,562
                                                                                           ------------          ------------

     STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value;
        10,000,000 shares authorized; no shares issued                                               --                    --
     Common stocks:
        Class A, $.05 par value; 150,000,000 shares authorized; 10,001,401 shares issued and outstanding June 30, 2001; 9,932,614 shares issued
          and outstanding September 30, 2000                                                    500,070               496,631
        Class B, $.05 par value; 100,000,000 shares authorized; 12,635,338 shares issued and outstanding June 30, 2001; 12,645,125 shares issued and
          outstanding September 30, 2000                                                        631,767               632,256
     Paid-in capital in excess of par value                                                  98,565,820            97,943,633
     Retained earnings                                                                      135,988,733           133,065,730
                                                                                           ------------          ------------
       TOTAL STOCKHOLDERS' EQUITY                                                          235,686,390            232,138,250
                                                                                           ------------          ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $956,331,666          $927,765,812
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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                 ----------------------------------
                                                   JUNE 30,              JUNE 24,
                                                     2001                  2000
                                                 ------------          ------------
Net sales                                        $484,734,506          $469,364,035

Cost of goods sold                                356,100,404           346,785,018
                                                 ------------          ------------

Gross profit                                      128,634,102           122,579,017

Operating and administrative expenses             114,101,554           107,575,887

Rental income, net                                  2,774,045             2,410,755
                                                 ------------          ------------

Income from operations                             17,306,593            17,413,885

Other income, net                                   2,427,081             1,920,530
                                                 ------------          ------------

Income before interest and income taxes            19,733,674            19,334,415

Interest expense                                   10,011,839            10,080,080
                                                 ------------          ------------

Income before income taxes                          9,721,835             9,254,335
                                                 ------------          ------------

Income taxes:

  Current                                           3,200,000             3,350,000

  Deferred                                            600,000               300,000
                                                 ------------          ------------

                                                    3,800,000             3,650,000
                                                 ------------          ------------

Net income                                       $  5,921,835          $  5,604,335
                                                 ============          ============


Per share amounts:
  Basic earnings per common share                $       0.26          $       0.25
                                                 ============          ============
  Diluted earnings per common share
                                                 $       0.26          $       0.25
                                                 ============          ============


Cash dividends per common share:

  Class A Common Stock                           $      0.165          $      0.165
                                                 ============          ============

  Class B Common Stock                           $      0.150          $      0.150
                                                 ============          ============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                            NINE MONTHS ENDED
                                                 ---------------------------------------
                                                    JUNE 30,                 JUNE 24,
                                                      2001                     2000
                                                 --------------          ---------------
Net sales                                        $1,464,596,170          $ 1,402,903,267

Cost of goods sold                                1,082,038,813            1,044,297,451
                                                 --------------          ---------------
Gross profit                                        382,557,357              358,605,816

Operating and administrative expenses               339,214,882              315,087,506

Rental income, net                                    8,072,404                7,023,369
                                                 --------------          ---------------
Income from operations                               51,414,879               50,541,679

Other income, net                                     3,231,528                6,908,495
                                                 --------------          ---------------
Income before interest and income taxes              54,646,407               57,450,174

Interest expense                                     32,716,274               29,896,165
                                                 --------------          ---------------

Income before income taxes                           21,930,133               27,554,009
                                                 --------------          ---------------
Income taxes:

  Current                                             6,600,000               11,050,000

  Deferred                                            1,800,000                 (400,000)
                                                 --------------          ---------------

                                                      8,400,000               10,650,000
                                                 --------------          ---------------
Net income                                       $   13,530,133          $    16,904,009
                                                 ==============          ===============

Per share amounts:

  Basic earnings per common share                $         0.60          $          0.75
                                                 ==============          ===============

  Diluted earnings per common share              $         0.60          $          0.75
                                                 ==============          ===============

Cash dividends per common share:

  Class A Common Stock                           $        0.495          $         0.495
                                                 ==============          ===============
  Class B Common Stock                           $        0.450          $         0.450
                                                 ==============          ===============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) NINE MONTHS ENDED JUNE 30, 2001 AND JUNE 24, 2000



                                       CLASS A                    CLASS B               PAID-IN
                                    COMMON STOCK               COMMON STOCK             CAPITAL
                               ----------------------    -------------------------    IN EXCESS OF      RETAINED
                                 SHARES       AMOUNT        SHARES         AMOUNT       PAR VALUE       EARNINGS          TOTAL
                               ----------    --------    -----------     ---------    ------------    -------------   -------------
Balance, September 25, 1999     9,786,491    $489,324     12,691,248     $ 634,563     $96,898,633    $ 126,099,336   $ 224,121,856
Net income                             --          --             --            --              --       16,904,009      16,904,009
Cash dividends                         --          --             --            --              --      (10,589,260)    (10,589,260)
Exercise of stock options         100,000       5,000             --            --       1,045,000               --       1,050,000
Common stock conversions           44,623       2,232        (44,623)       (2,232)             --               --              --
                               ----------    --------    -----------     ---------     -----------    -------------   -------------

Balance, June 24, 2000          9,931,114    $496,556     12,646,625     $ 632,331     $97,943,633    $ 132,414,085   $ 231,486,605
                                =========    ========    ===========     =========     ===========    =============   =============

Balance, September 30, 2000     9,932,614    $496,631     12,645,125     $ 632,256     $97,943,633    $ 133,065,730   $ 232,138,250
Net income                             --          --             --            --              --       13,530,133      13,530,133
Cash dividends                         --          --             --            --              --      (10,607,130)    (10,607,130)
Exercise of stock options          59,000       2,950             --            --         622,187               --         625,137
Common stock conversions            9,787         489         (9,787)         (489)             --               --              --
                               ----------    --------    -----------     ---------     -----------    -------------   -------------

BALANCE, JUNE 30, 2001         10,001,401    $500,070     12,635,338     $ 631,767     $98,565,820    $ 135,988,733   $ 235,686,390
                               ==========    ========    ===========     =========     ===========    =============   =============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                     -----------------------------------
                                                                       JUNE 30,                JUNE 24,
                                                                         2001                   2000
                                                                     ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ 13,530,133           $ 16,904,009
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization expense                                33,532,337             32,588,517
  Amortization of deferred gain on sale/leasebacks                       (939,676)              (772,177)
  Gains on disposals of property and equipment                         (1,293,482)            (2,485,424)
  Receipt of advance payments on purchases contracts                      575,000              2,844,282
  Recognition of advance payments on purchases contracts               (2,806,875)            (3,532,572)
  Increase (decrease) in deferred income taxes                          1,800,000               (400,000)
  (Increase) decrease in receivables                                   (7,247,260)             4,616,739
  Decrease (increase) in inventory                                        650,586             (3,258,099)
  (Increase) decrease in other assets                                  (1,660,238)                93,164
  Increase (decrease) in accounts payable and accrued
     expenses                                                           1,819,371             (2,487,722)
                                                                     ------------           ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              37,959,896             44,110,717
                                                                     ------------           ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                           4,775,343              6,547,733
Capital expenditures                                                  (58,903,031)           (83,346,398)
                                                                     ------------           ------------
NET CASH USED BY INVESTING ACTIVITIES                                 (54,127,688)           (76,798,665)
                                                                     ------------           ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                               35,208,287             86,868,573
Proceeds from short-term borrowings, net                               35,000,000             15,000,000
Proceeds from sale/leaseback transactions                               1,544,215             10,453,676
Principal payments on long-term debt                                  (44,162,294)           (69,192,371)
Proceeds from exercise of stock options                                   625,137              1,050,000
Dividends paid                                                        (10,607,130)           (10,589,260)
                                                                     ------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              17,608,215             33,590,618
                                                                     ------------           ------------

NET INCREASE IN CASH                                                    1,440,423                902,670
Cash at beginning of period                                            11,176,013             13,959,751
                                                                     ------------           ------------
CASH AT END OF PERIOD                                                $ 12,616,436           $ 14,862,421
                                                                     ============           ============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Nine Months Ended June 30, 2001 and June 24, 2000

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of operations, changes in stockholders' equity and cash flows for the three month and nine month periods ended June 30, 2001 and June 24, 2000. The adjustments made are of a normal, recurring nature. Certain information and footnote disclosures normally included in the annual financial statements, prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the 2000 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 2000.

The results of operations for the three month and nine month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month and nine month periods ended June 24, 2000 have been reclassified for comparative purposes.

B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $359,640 and $256,630 at June 30, 2001 and September 30, 2000, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                              JUNE 30,           September 30,
                                                                2001                  2000
                                                            ------------         -------------
         Accounts payable-trade                             $ 84,426,282          $ 87,359,538
         Property, payroll and other taxes payable            14,464,508            12,557,199
         Salaries, wages and bonuses payable                  11,367,852            10,328,643
         Self-insurance reserves                               6,599,621             6,296,217
         Accrued litigation settlement                         6,246,801             7,049,407
         Other                                                15,310,380            14,154,873
                                                            ------------          ------------
                                                            $138,415,444          $137,745,877
                                                            ============          ============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $175,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $5.1 million and $3.0 million for the three month periods ended June 30, 2001 and June 24, 2000, respectively. For the nine month periods ended June 30, 2001 and June 24, 2000, employee insurance expense totaled $13.0 million and $11.4 million, respectively.

D. LONG-TERM DEBT

During the nine month period ended June 30, 2001, the Company obtained $35.2 million in long-term funding secured by real estate and equipment. In addition, the Company obtained $35.0 million in net advances on lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures, retire existing long-term debt and for general corporate purposes.

E. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 11, 2001, January 17, 2001 and on October 11, 2000 to stockholders of record on April 2, 2001, January 8, 2001 and October 2, 2000, respectively.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                                    NINE MONTHS ENDED
                                                            ----------------------------------
                                                              JUNE 30,              June 24,
                                                                2001                  2000
                                                            ------------         -------------
         Interest (net of amount capitalized)               $ 32,919,301         $  29,931,745

         Income taxes                                            714,098             7,758,229

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                           THREE MONTHS ENDED
                                                                   ----------------------------------
                                                                     JUNE 30,              June 24,
                                                                       2001                  2000
                                                                   ------------          ------------
         BASIC:
            Net income                                             $  5,921,835          $  5,604,335
                                                                   ============          ============
            Weighted average number of common shares
               outstanding                                           22,579,252            22,577,739
                                                                   ============          ============
            Basic earnings per common share                        $        .26          $        .25
                                                                   ============          ============
          DILUTED:
            Net income                                             $  5,921,835          $  5,604,335
                                                                   ============          ============
            Weighted average number of common shares and
               common stock equivalent shares outstanding            22,995,877            22,642,081
                                                                   ============          ============
            Diluted earnings per common share                      $        .26          $        .25
                                                                   ============          ============

The following table sets forth the computation of basic and diluted earnings per share for the nine month period indicated:

                                                                           NINE MONTHS ENDED
                                                                   ----------------------------------
                                                                     JUNE 30,              June 24,
                                                                       2001                  2000
                                                                   ------------          ------------
         BASIC:
            Net income                                             $ 13,530,133          $ 16,904,009
                                                                   ============          ============
            Weighted average number of common shares
               outstanding                                           22,577,955            22,558,325
                                                                   ============          ============
            Basic earnings per common share                        $        .60          $        .75
                                                                   ============          ============


         DILUTED:
            Net income                                             $ 13,530,133          $ 16,904,009
                                                                   ============          ============
            Weighted average number of common shares and
               common stock equivalent shares outstanding            22,841,380            22,631,870
                                                                   ============          ============

            Diluted earnings per common share                      $        .60          $        .75
                                                                   ============          ============

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                     THREE MONTHS ENDED                        NINE MONTHS ENDED
                                               ------------------------------          -------------------------------
                                                JUNE 30,            June 24,            JUNE 30,             June 24,
                                                  2001                2000                2001                2000
                                               ----------          ----------          ----------          ----------
Revenues from unaffiliated customers:
  Grocery sales                                $  461,898          $  451,878          $1,400,966          $1,349,974
  Shopping center rentals                           4,148               3,998              12,223              11,814
  Fluid dairy                                      22,836              17,486              63,630              52,929
                                               ----------          ----------          ----------          ----------
Total revenues from unaffiliated
  customers                                    $  488,882          $  473,362          $1,476,819          $1,414,717
                                               ==========          ==========          ==========          ==========

Income from operations:
  Grocery sales                                $   11,998          $   13,058          $   36,581          $   38,394
  Shopping center rentals                           2,774               2,411               8,072               7,024
  Fluid dairy                                       2,535               1,945               6,762               5,124
                                               ----------          ----------          ----------          ----------
Total income from operations                   $   17,307          $   17,414          $   51,415          $   50,542
                                               ==========          ==========          ==========          ==========

                                                                                       JUNE 30,          September 30,
                                                                                         2001                2000
                                                                                       --------          -------------
Assets:

   Grocery sales                                                                       $796,751            $777,431
   Shopping center rentals                                                              130,293             123,672
   Fluid dairy                                                                           29,288              26,663
                                                                                       --------            --------
 Total assets                                                                          $956,332            $927,766
                                                                                       ========            ========

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. Grocery sales and fluid dairy revenues comprise the net sales reported.

The fluid dairy segment had $10.8 and $10.4 million in sales to the grocery sales segment for the three months ended June 30, 2001 and June 24, 2000, respectively. The fluid dairy segment had $33.3 and $33.2 million in sales to the grocery sales segment in the nine months ended June 30, 2001 and June 24, 2000, respectively. These sales have been eliminated in consolidation.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 206 supermarkets in Georgia (84), North Carolina (62), South Carolina (31), Tennessee (25), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods, respectively, ended June 30, 2001 and June 24, 2000. Comparable store sales are defined as sales by grocery stores in operation for the entire previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales:

                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                               ----------------------------------------------------------
                                               JUNE 30,         June 24,         JUNE 30,        June 24,
                                                2001              2000             2001            2000
                                               ----------------------------------------------------------
         Net sales                              100.0%           100.0%           100.0%           100.0%
         Gross profit                            26.5%            26.1%            26.1%            25.6%
         Operating and administrative
           expenses                              23.5%            22.9%            23.2%            22.5%
         Rental income, net                       0.6%             0.5%             0.6%             0.5%
         Other income, net                        0.5%             0.4%             0.2%             0.5%
         Income before interest and
           income taxes                           4.1%             4.1%             3.7%             4.1%
         Interest expense                         2.1%             2.1%             2.2%             2.1%
         Income before income taxes               2.0%             2.0%             1.5%             2.0%
         Income taxes                             0.8%             0.8%             0.6%             0.8%
         Net income                               1.2%             1.2%             0.9%             1.2%
         EBITDA margin(1)                         6.4%             6.5%             6.0%             6.4%

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 24,
2000

Net Sales

Net sales for the three months ended June 30, 2001 increased 3.3% to $484.7 million, compared to $469.4 million for the three months ended June 24, 2000. Comparable store sales increased 2.2% for the quarter compared to the same period last year.

Sales increases were achieved through a combination of effective marketing, community involvement and increased sales in maturing new stores, remodeled stores and stores that have been replaced.

Gross Profit

Gross profit for the three months ended June 30, 2001 increased 4.9% to $128.6 million, or 26.5% of sales, compared to $122.6 million, or 26.1% of sales, for the three months ended June 24, 2000. Efficient purchasing and an expanded array of higher margin product offerings contributed to increased gross profit.

Operating and Administrative Expenses

Operating and administrative expenses increased 6.1% to $114.1 million, or 23.5% of sales, for the three months ended June 30, 2001, from $107.6 million, or 22.9% of sales, for the three months ended June 24, 2000. A variety of factors contributed to this increase. Insurance expense increased primarily from higher costs under the self-insured employee group health plan due to a combination of medical inflation, increased participation and enhanced benefits. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Higher payroll costs resulted from rising wage rates in a competitive labor market. However, the rise in payroll costs slowed to 4.5% during the June 2001 quarter compared to 7.9% during the first nine months of fiscal 2001. Higher fuel costs resulted in the increase in utility expense. The increases were partially offset by the following decreases in expenses, as a percentage of sales. Warehouse expenses decreased primarily due to the stabilization of diesel fuel prices and reduced staffing. Advertising expense decreased due to renegotiations of major advertising contracts and an increased focus on co-op advertising. Repair charges decreased in the June 2001 quarter due to a heavy emphasis on preventive maintenance in the first half of the year. A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                  Insurance                        0.4%
                  Equipment rent expense           0.3%
                  Payroll                          0.1%
                  Utilities                        0.1%
                  Warehouse expense               (0.1)%
                  Advertising                     (0.1)%
                  Repairs & maintenance           (0.1)%

Rental Income, Net

Rental income, net increased $0.4 million to $2.8 million for the three months ended June 30, 2001, compared to $2.4 million for the three months ended June 24, 2000. The increase resulted from a gross rental income increase of $0.2 million combined with decreases in expenses of $0.2 million.

Other Income, Net

Other income, net increased $0.5 million to $2.4 million for the three months ended June 30, 2001 from $1.9 million for the three months ended June 24, 2000. The June 2001 quarter includes gains on sales of assets of approximately $1.3 million from the sale of land adjacent to an existing store and the sale of an older leased store to another supermarket chain. Decreases in proceeds of vendor accounts payable audits partially offset the increase.

Interest Expense

Interest expense decreased $0.1 million to $10.0 million for the three months ended June 30, 2001 from $10.1 million for the three months ended June 24, 2000. The decrease results from lower interest rates offset in part by higher debt levels used to fund capital expenditures.

Income Taxes

Income tax expense as a percentage of pre-tax income remained substantially unchanged at 39.1% in the June 2001 quarter compared to 39.4% in the June 2000 quarter.

Net Income

Net income for the June 2001 quarter increased 5.7% to $5.9 million compared to $5.6 million, for the June 2000 quarter. Net income, as a percentage of sales, remained stable at 1.2%. Basic and diluted earnings per common share were $.26 for the June 2001 quarter compared to $.25 for the June 2000 quarter.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED JUNE 24, 2000

Net Sales

Net sales for the nine months ended June 30, 2001 increased 4.4% to $1.465 billion, compared to $1.403 billion for the nine months ended June 24, 2000. Comparable store sales increased 3.8% for such period. Effective marketing strategies, increased community involvement and the improvement of store conditions all had a positive effect on sales. Also the maturation of new stores and increased sales from remodeled stores contributed to the increase.

Gross Profit

Gross profit for the nine months ended June 30, 2001 increased 6.7% to $382.6 million, or 26.1% of sales, compared to $358.6 million, or 25.6% of sales, for the nine months ended June 24, 2000. Effective purchasing and an expanded array of higher margin product offerings contributed to increased gross profit.

Operating and Administrative Expenses

Operating and administrative expenses increased 7.7% to $339.2 million, or 23.2% of sales, for the nine months ended June 30, 2001, from $315.1 million, or 22.5% of sales, for the nine months ended June 24, 2000. A variety of factors contributed to this increase. Higher payroll costs resulted from rising wage rates in a highly competitive labor market. Higher fuel costs resulted in the increase in utility expense. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Repairs and maintenance costs rose primarily due to an increase in refrigeration maintenance. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                  Payroll                            0.3%
                  Utilities                          0.1%
                  Equipment rent expense             0.2%
                  Repairs and maintenance            0.1%

Rental Income, Net

Rental income, net increased $1.0 million to $8.0 million for the nine months ended June 30, 2001, compared to $7.0 million for the nine months ended June 24, 2000. The improvement consists of gross rental income increases of $0.4 million and operating cost decreases of $0.6 million.

Other Income, Net

Other income, net decreased $3.7 million to $3.2 million for the nine months ended June 30, 2001 from $6.9 million for the nine months ended June 24, 2000. Other income for the June 2001 nine-month period includes gains on the sale of assets of $1.3 million compared to gains of $2.5 million for the same period of fiscal 2000. The balance of the decrease in other income, net resulted primarily from a reduction in the proceeds of vendor accounts payable audits.

Interest Expense

Interest expense increased $2.8 million to $32.7 million for the nine months ended June 30, 2001 from $29.9 million for the nine months ended June 24, 2000. The increase resulted from increased debt levels to fund capital expenditures offset somewhat by lower interest rates.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 38.3% in the June 2001 nine-month period compared to 38.7% in the June 2000 nine-month period. The decrease is primarily attributable to lower state income taxes in the June 2001 nine-month period.

Net Income

Net income for the June 2001 nine-month period decreased 20.0% to $ 13.5 million, or 0.9% of sales, compared to $16.9 million, or 1.2% of sales, for the June 2000 nine-month period. Basic and diluted earnings per common share were $.60 for the June 2001 nine-month period compared to $.75 for the June 2000 nine-month period.

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

Capital expenditures totaled $58.9 million for the nine months ended June 30, 2001, including expenditures related to the opening of one new store, replacement of four older stores, major remodeling of two stores, and the minor remodeling of six stores, all of which were completed during the nine-month period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the remainder of fiscal 2001 and in fiscal 2002, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles capital expenditure plans for the whole of fiscal 2001 include investments of approximately $75 million.

Liquidity

The Company generated $38.0 million of cash from operations for the nine months ended June 30, 2001 compared to $44.1 million for the nine months ended June 24, 2000.

Cash used by investing activities totaled $54.1 million. The primary use of this cash was the $58.9 million of capital expenditures during the period, which were partially offset by $4.8 million of proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the June 2001 nine-month period, the Company's financing activities provided $17.6 million in cash, the net result of dividend payments, long- and short-term borrowings, proceeds from sale/leaseback transactions and stock option proceeds. Proceeds from long-term debt totaled $35.2 million, while payments on long-term debt were $44.2 million. Proceeds from short-term borrowings, net were $35.0 million. As of June 30, 2001 the Company had unencumbered real property and equipment with a net book value of approximately $236 million.

At June 30, 2001, the Company had lines of credit with seven banks totaling $130.0 million; of this amount $36.9 million was unused. The $93.1 million outstanding under lines of credit at June 30, 2001 mature in fiscal year 2002; however, the Company expects that it will be able to renew those commitments upon maturity. The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 30, 2001.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay additional dividends to approximately $3.9 million, based on tangible net worth at June 30, 2001.

Self-Insurance

The Company is self-insured for workers' compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance, however, the Company has limited its exposure by maintaining excess liability coverages. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The majority of the Company's properties are self-insured for casualty losses and business interruption, however liability coverage is maintained. The Company believes that its mix between insurance and self-insurance is prudent, is in accordance with general industry practice and is in the best interest of the Company.

Impact of Inflation

Inflation in food prices during the first three quarters of fiscal 2001 and during fiscal 2000 continued to be lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Part II. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      None.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended June 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            INGLES MARKETS, INCORPORATED

Date:  August 13, 2001                      /s/ Robert P. Ingle
                                            ------------------------------------
                                            Robert P. Ingle
                                            Chairman of the Board and
                                            Chief Executive Officer


Date:  August 13, 2001                      /s/ Brenda S. Tudor
                                            ------------------------------------
                                            Brenda S. Tudor
                                            Vice President-Finance and
                                            Chief Financial Officer