Form 10-K405
period 2001-09-29
INGLES MARKETS INC
filed 2001-12-20
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to                      .
                               ---------------------    ---------------------

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
                                           ------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
        Title of each class                         which registered
-----------------------------------     ---------------------------------------

               None                                      None
-----------------------------------     ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                      Class A Common Stock, $0.05 par value
                      Class B Common Stock, $0.05 par value
-------------------------------------------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ].

Exhibit Index is Located on pages 55 - 56
                                  ---  --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of December 11, 2001, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market's National Market on December 11, 2001, was approximately $125.2 million.

         As of December 11, 2001, the registrant has 10,005,182 shares of Class A Common Stock outstanding and 12,634,357 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant's annual meeting of stockholders to be held on February 12, 2002, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

                                     PART I

Item 1.  BUSINESS

General

Ingles Markets, Incorporated ("Ingles" or the "Company"), a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (83), North Carolina (61), South Carolina (31), Tennessee (24), Virginia (3) and Alabama
(1). The Company's strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to our customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods, including delicatessen sections. Real estate ownership is an important component of the Company's operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company's new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today's shoppers. Design features of the Company's modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a "one-stop" shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target market and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $450 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect from Ingles. As part of the Company's renovation and expansion plan, the Company has begun to operate full-service pharmacies and gas stations at some of its stores.

Substantially all of the Company's stores are located within 250 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 65% of the goods the Company sells and the remaining 35% is purchased from third parties. The close proximity of the Company's purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company's supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 66% of its products to other retailers, food service distributors and grocery warehouses in eight states, which provides the Company with an additional source of revenue.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 77 shopping centers, 63 of which contain an Ingles supermarket, and owns 72 additional properties that contain a free-standing Ingles store. The Company also owns 7 undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future.

The Company was founded by Robert P. Ingle, the Company's Chairman of the Board and Chief Executive Officer. As of September 29, 2001, Mr. Ingle owns or controls approximately 86% of the combined voting power and 52% of the total number of shares of the Company's outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company's Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company's operations by lines of business (in millions) is as follows (for information regarding the Company's industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):

                                                                      Fiscal Year Ended September
                                             ---------------------------------------------------------------------------------
                                                     2001                       2000(1)                        1999
                                             ---------------------      ------------------------      ------------------------
  Revenues from unaffiliated customers:
  Grocery sales                              $   1,866.1      94.7%     $   1,842.1         95.3%     $  1,733.3         95.2%
  Shopping center rentals                           16.6        .8%            15.9           .8%           15.5           .8%
  Fluid dairy                                       87.3       4.5%            74.1          3.9%           72.1          4.0%
                                             -----------    ------      -----------       ------      ----------       ------
                                             $   1,970.0     100.0%     $   1,932.1        100.0%     $  1,820.9        100.0%
                                             ===========    ======      ===========       ======      ==========       ======
  Income from operations:
  Grocery sales                              $      48.3      71.9%     $      51.1         74.7%     $     51.0         75.4%
  Shopping center rentals                           10.3      15.3%            10.1         14.8%            9.1         13.5%
  Fluid dairy                                        8.6      12.8%             7.2         10.5%            7.5         11.1%
                                             -----------    ------      -----------       ------      ----------       ------
                                                    67.2     100.0%            68.4        100.0%           67.6        100.0%
                                                            ======                        ======                       ======
  Other income, net                                  3.9                        7.0                          2.3
  Interest expense                                  42.9                       41.2                         39.8
                                             -----------                -----------                   ----------
  Income before income
    taxes                                    $      28.2                $      34.2                   $     30.1
                                             ===========                ===========                   ==========

(1)      Fiscal 2000 was a 53-week year.

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 29, 2001, the Company operated 199 supermarkets under the name "Ingles", three supermarkets under the name "Best Food" and one supermarket under the name "Sav-Mor" with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The "Best Food" and "Sav-Mor" store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles' high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company's supermarket operations.

                        Number of Supermarkets                        Percentage of Total
                              at Fiscal                              Net Sales for Fiscal
                         Year Ended September                        Year Ended September
                   --------------------------------           ----------------------------------
                   2001          2000          1999           2001           2000           1999
                   ----          ----          ----           ----           ----           ----
North Carolina       61            63            63             34%            33%            34%
South Carolina       31            32            32             14%            13%            14%
Georgia              83            84            83             41%            42%            40%
Tennessee            24            25            24             10%            10%            10%
Virginia              3             3             3              1%             1%             1%
Alabama               1             1             1             --              1%             1%
                   ----          ----          ----           ----           ----           ----
                    203           208           206            100%           100%           100%
                   ====          ====          ====           ====           ====           ====

The Company believes that today's supermarket customers are focused on convenience and value. As a result, the Company's "one-stop" shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company's modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, "Ingles Gas Express". During fiscal 2001, the Company opened an additional 13 pharmacies and six fuel stations. The Company plans to incorporate these new departments in select stores during fiscal 2002. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company's distinctive service oriented image.

Selected statistics on the Company's supermarket operations are presented below:

                                                                 Fiscal Year Ended September
                                             ---------------------------------------------------------------------
                                                2001         2000(1)          1999           1998          1997
                                             ---------      ---------      ---------      ---------      ---------
Weighted Average Sales
    Per Store (000's)                        $   9,004      $   8,856      $   8,424      $   7,840      $   7,716
Total Square Feet at
    End of Year (000's)                          9,081          8,914          8,400          8,287          7,506
Average Total Square
    Feet per Store                              44,736         42,855         40,776         40,038         37,912
Average Square Feet of
    Selling Space per Store (2)                 31,315         29,999         28,543         28,026         26,538

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

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today's lifestyle demands. Accordingly, a principal component of the Company's merchandising strategy is to design stores that offer a "one-stop" shopping experience. In the Company's prototype stores, in-store bakeries and delicatessens, prepared foods sections, gourmet coffee service and fresh squeezed fruit juices are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies add to the one-stop shopping experience. Most Ingles stores also offer a wide selection of domestic, premium, micro brewery and imported beers and domestic and imported varietal wines. The floral department offers balloons, flowers and plants. The media department features new releases, popularly priced computer software, rental VCRs and snack items all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders from the customer service department or receive cash back at the check-out counter with a debit card. The Company has also begun to operate gas stations at some of its stores and intends to expand this service to other stores. Ingles caters to the needs of its customers by offering extended hours and 24 hour service in appropriate markets.

A selection of prepared foods and home meal replacements are featured throughout Ingles' specialty departments and in the meat department to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down cafe that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken, pizza, lasagna, meat loaf and other dinner entrees, sandwiches, pre-packaged salads and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selection. Ingles offers bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses and gourmet items and improved home meal replacement items. Ingles has introduced a fruit bar at many of its locations that offers fresh squeezed juices and assorted sliced fruits. The Company also provides its customers with an expanded selection of frozen food items to meet the increasing demands of its customers. The new prototype Ingles supermarkets contain a "power aisle" that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company currently carries two private label lines: "Laura Lynn," its primary line named after the founder's daughter, and "Ingles Best". Ingles' private labels cover a broad range of products throughout the store, such as milk, bread, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers' cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

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

Purchasing and Distribution

The Company supplies approximately 65% of its supermarkets' inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 14% of the Company's other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. ("MDI"), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $203 million in 2001, $188 million in 2000 and $184 million in 1999. Additionally, MDI purchases product from Milkco, the Company's fluid dairy subsidiary, and these purchases totaled approximately $32.5 million in fiscal 2001, $29.6 million in 2000 and $28.4 million in fiscal 1999. MDI owned approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 29, 2001 totaling 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 21% of the Company's inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company's stores by a fleet of 111 tractors and 408 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers' shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company's store base involves (i) the construction of new prototype stores, (ii) the replacement or complete remodeling and expansion of existing stores and (iii) minor remodels of existing stores. The Company's goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality conscious consumers.

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

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its "quality image" merchandising strategy. The Company decides to complete a major remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A major remodel and expansion provides the quality of facilities and product offerings identical to that of a new prototype store, capitalizing upon the existing customer base. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location and is more economical.

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

                                                      2001          2000           1999           1998          1997
                                                     ------        ------         ------         ------        ------
Number of Stores:
    Opened (1)                                            2             4              3             11            11
    Closed stores (1)                                     7             2              4              2             1
    Major remodels and
      replacements                                        9            11              3              9             5
    Minor remodels                                        6             8             16             10            16
    Stores open at end of period                        203           208            206            207           198
Size of Stores:
    Less than 30,000 sq. ft.                             23            27             32             35            39
    30,000 up to 41,999 sq. ft.                          59            67             71             74            80
    42,000 up to 51,999 sq. ft.                          39            39             41             40            37
    At least 52,000 sq. ft.                              82            75             62             58            42
    Average store size (sq. ft.)                     44,736        42,855         40,776         40,038        37,912

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The Company's principal competitors (in alphabetical order) are BI-LO, Inc., Food Lion, Inc., The Kroger Co., Publix Super Markets, Inc. and Winn-Dixie Stores, Inc. The Company also competes with national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer "alternative format" food stores, including specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and supercenters (such as those operated by Wal-Mart Stores, Inc.). The Company also faces increasing competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home. Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition. The Company's management monitors competitive activity and regularly reviews and periodically adjusts the Company's marketing and business strategies as management deems appropriate in light of existing conditions to adapt to changes in the Company's region. The Company's ability to remain competitive in its markets will depend in part on its ability to pursue its expansion and renovation programs in response to remodelings and new store openings by its competitors.

Employees and Labor Relations

At September 29, 2001, the Company had approximately 14,600 employees, of which 91% are supermarket personnel. Approximately 52% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own "Laura Lynn" private label trademark and the "Ingles" service mark. The "Ingles" service mark, "Laura Lynn" trademark and the service mark "You get a lot more. You pay a lot less." are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles. In addition, the Company uses the "Sealtest," "Pet" and "Light N' Lively" trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

Environmental Matters

Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores and other buildings and the land on which such stores and other buildings are situated (including responsibility and liability related to its operation of its new gas stations and the storage of gasoline in underground storage tanks), regardless of whether the Company leases or owns the stores, other buildings or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company's liabilities may also include costs and judgments resulting from lawsuits brought by private litigants. The presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect its ability to sell or rent such real property or to borrow using such real property as collateral. Although the Company typically conducts a limited environmental review prior to acquiring or leasing new stores, other buildings or raw land, there can be no assurance that environmental conditions relating to prior, existing or future stores, other buildings or the real properties on which such stores or other buildings are situated will not have a material adverse effect on the Company's business, financial condition and results of operations.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company's operations or facilities or increase the cost of producing or distributing the Company's products. The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable environmental laws. The Company, however, cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at its facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require expenditures by the Company, some of which could have a material adverse effect on its business, financial condition and results of operations.

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, U.S. Food and Drug Administration, the U.S. Department of Agriculture, OSHA and other federal, state and local agencies. The Company's stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations are in material compliance with such laws and regulations.

Item 2.  PROPERTIES

Owned Properties.

The Company owns and operates 77 shopping centers, 63 of which contain an Ingles supermarket, and owns 72 additional properties that contain a free-standing Ingles store. The Company also owns 7 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

In order to maximize the utility of the Company's real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2001, the Company spent $6.7 million for the purchase of land and received $4.8 million for the sale of properties owned by Ingles.

The shopping centers owned by the Company contain an aggregate of 6.0 million square feet of leasable space, of which 2.7 million square feet is used by the Company's supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

         Size                                          Number
         Less than 50,000 square feet                    25
         50,000 - 100,000 square feet                    31
         More than 100,000 square feet                   21
                                                        ---
            Total                                        77
                                                        ===

The Company owns an 810,000 square foot facility which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company's headquarters and its 780,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities.

The Company's milk processing and packaging subsidiary, Milkco, Inc., owns an 101,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck servicing and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See
Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties.

The Company operates supermarkets at 68 locations leased from various unaffiliated third parties. The Company also leases 20 supermarket facilities in which it is not currently operating, 8 of which are subleased to third parties. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1%) for sales in excess of a specified amount.

Rental rates generally range from $1.67 to $8.00 per square foot. During fiscal years 2001, 2000 and 1999, the Company paid a total of $16.6 million, $15.2 million and $14.8 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 29, 2001, with respect to the initial and any renewal option terms of leased supermarkets:

         Year of Expiration                               Number of Stores
         (Including Renewal Terms)                      With Leases Expiring
         -------------------------                      --------------------
         2002-2019                                                8
         2020-2039                                               12
         2040 or after                                           68

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

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market's National Market under the symbol IMKTA. There is no public market for the Company's Class B Common Stock. However, under the terms of the Company's Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder's shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 11, 2001, there were approximately 992 holders of record of the Company's Class A Common Stock (approximately 4,500 beneficial holders) and 216 holders of record of the Company's Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

         2001 Fiscal Year                                                            High                            Low
         ----------------                                                          --------                       --------
         First Quarter (ended December 30, 2000)                                   $  10.75                       $   9.25
         Second Quarter (ended March 31, 2001)                                     $  12.25                       $  10.00
         Third Quarter (ended June 30, 2001)                                       $  12.80                       $  10.18
         Fourth Quarter (ended September 29, 2001)                                 $  13.40                       $  11.42

         2000 Fiscal Year                                                            High                            Low
         ----------------                                                          --------                       --------
         First Quarter (ended December 25, 1999)                                   $ 13.50                        $ 10.875
         Second Quarter (ended March 25, 2000)                                     $ 11.875                       $  9.625
         Third Quarter (ended June 24, 2000)                                       $ 10.75                        $  8.44
         Fourth Quarter (ended September 30, 2000)                                 $ 11.00                        $  9.00

On December 11, 2001, the closing sales price of the Company's Class A Common Stock on The Nasdaq Stock Market's National Market was $12.53 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-one fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2001 and fiscal 2000 the Company paid quarterly dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock.

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

Selected Income Statement Data for the Year Ended September
(in thousands except per share amounts)

                                              2001                2000              1999               1998              1997
                                          ------------       ------------       ------------       ------------      ------------
Net Sales                                 $  1,953,440       $  1,916,200       $  1,805,375       $  1,647,152      $  1,535,976
Gross Profit                                   511,556            490,914            450,445            408,681           376,790
Income Before
   Extraordinary Item (1)                       17,850             21,091             18,750              4,163            20,463
Diluted Earnings per
   Common Share Before
   Extraordinary Item (1)                          .79                .93                .83                .19               .95
Cash Dividends per
   Common Share
Class A                                            .66                .66                .66                .66               .66
Class B                                            .60                .60                .60                .60               .60


Selected Balance Sheet Data at September
(in thousands)

                                              2001               2000               1999               1998              1997
                                          ------------       ------------       ------------       ------------      ------------
Current Assets                            $    234,050       $    219,581       $    212,761       $    196,039      $    188,408
Property and Equipment,
   net                                         724,443            702,472            656,707            661,772           606,363
Total Assets                                   962,801            927,766            873,171            862,787           802,583
Current Liabilities,
   including Current
   Portion of Long-Term
   Debt                                        196,598            197,522            203,645            176,968           158,124
Long-Term Liabilities,
   net of Current Portion (2)                  492,638            462,591            417,389            442,648           395,042
Stockholders' Equity                           236,500            232,138            224,122            218,236           222,982

(1) During fiscal 1998, the Company recorded a non-recurring charge relating to a litigation settlement of $14.6 million, or ($.41) per share.

(2)      Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (83), North Carolina (61), South Carolina (31), Tennessee (24), Virginia (3) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities which are either currently experiencing or the Company believes will experience significant growth or in which the Company feels its superior store offerings present competitive advantages over the existing store offerings. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. Within the markets it serves, the Company has developed strong name recognition and a reputation for combining low overall prices with high levels of customer service and convenience.

         Ingles operates three lines of business: retail grocery sales, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 34% of its products to the retail grocery segment and 66% of its products to other third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company's operations, providing both operational and economic benefits.

RESULTS OF OPERATIONS

         Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 29, 2001 and September 25, 1999 include 52 weeks of operation. The consolidated statement of income for the fiscal year ended September 30, 2000 includes 53 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

         The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 "Lines of Business" to the Consolidated Financial Statements.

                                                                               Fiscal Years Ended
                                                           ------------------------------------------------------------
                                                               2001                   2000                    1999
                                                           -------------          -------------           -------------
Net sales                                                      100.0%                 100.0%                  100.0%
Gross profit                                                    26.2                   25.6                    25.0
Operating and administrative
  expenses                                                      23.3                   22.6                    21.7
Rental income, net                                               0.5                    0.5                     0.5
Other income, net                                                0.2                    0.4                     0.1
Income before interest and income
  taxes                                                          3.6                    3.9                     3.9
Interest expense                                                 2.2                    2.1                     2.2
Income before income taxes                                       1.4                    1.8                     1.7
Income taxes                                                     0.5                    0.7                     0.7
Net income                                                       0.9                    1.1                     1.0
EBITDA (1)                                                       6.0                    6.2                     6.2
EBITDAR (1)                                                      7.9                    7.8                     7.7

---------------

(1) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by generally accepted accounting principles
         (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles' results of operations.

FISCAL YEAR ENDED SEPTEMBER 29, 2001 COMPARED TO THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

         Net Sales. Fiscal 2001 was the 37th consecutive year Ingles achieved an increase in net sales. Net sales increased 1.9% to $1.953 billion for the fiscal year ended September 29, 2001 from $1.916 billion for the fiscal year ended September 30, 2000. Fiscal year 2001 contained 52 weeks compared to 53 weeks in fiscal 2000. Net sales increased 3.9%, adjusted for the difference in weeks. Comparable store sales grew 3.6%.

         During fiscal 2001, Ingles opened two new stores and six replacement stores, closed seven older stores and completed three major remodel/expansions and six minor remodels. Retail square footage increased by 1.9% to 9.1 million square feet. Investments made in maturing new stores, remodeled stores and stores that have been replaced were contributors to sales growth. Successful marketing campaigns such as the "Safari Challenge" game and sponsorship of various community events and sports teams also contributed to sales growth.

         Gross Profit. Gross profit for the fiscal year ended September 29, 2001, increased 4.2% to $511.6 million, or 26.2% of sales, compared to $490.9 million, or 25.6% of sales, for the fiscal year ended September 30, 2000. Expansion of the higher margin perishable departments, effective purchasing and reduced product loss due to security measures all contributed to the gross margin growth.

         Operating and Administrative Expenses. Operating and administrative expenses increased 5.1% to $454.6 million for the year ended September 29, 2001, from $432.6 million for the year ended September 30, 2000. As a percentage of sales, operating and administrative expenses were 23.3% and 22.6% for the years ended September 29, 2001 and September 30, 2000, respectively. A variety of factors contributed to the increase. Higher payroll costs resulted primarily from increased wage rates in a competitive labor market. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Utility expense increases resulted primarily from increases in fuel costs at the store level. Insurance expense increased primarily due to a larger volume of claims under the Company's self-insured group medical program. A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

         Payroll                                                 0.3%
         Equipment rent expense                                  0.2%
         Utilities                                               0.2%
         Insurance                                               0.1%
         Advertising                                            (0.1)%

         Rental Income, Net. Rental income, net increased $0.2 million to $10.3 million for the 2001 year from $10.1 million for the 2000 year. The improvement consists of gross rental income increases of $0.7 million and operating cost increases of $0.5 million.

         Other Income, Net. Other income, net decreased $3.1 million to $3.9 million for the year ended September 29, 2001 from $7.0 million for the year ended September 30, 2000. Other income includes gains on the sale of assets of $1.4 million and $2.7 million for fiscal years 2001 and 2000, respectively. The balance of the decrease resulted primarily from a reduction in proceeds from vendor accounts payable audits.

         Income Before Interest and Income Taxes. Income before interest and income taxes decreased $4.3 million to $71.1 million, during the 2001 fiscal year compared to $75.4 million during the 2000 fiscal year. Income before interest and income taxes, as a percentage of sales, was 3.6% and 3.9% for the 2001 and 2000 fiscal years, respectively.

         Interest Expense. Interest expense increased $1.7 million for the year ended September 29, 2001 to $42.9 million from $41.2 million for the year ended September 30, 2000. The increase resulted from interest on additional debt incurred to fund expansion and renovation, offset somewhat by lower interest rates.

         Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.7% in the 2001 year compared to 38.3% in fiscal 2000, due primarily to increased tax credits related to training and employment.

         Net Income. Net income for the 2001 fiscal year was $17.9 million, or 0.9% of sales, compared to $21.1 million, or 1.1% of sales, for the 2000 fiscal year. Basic and diluted earnings per common share were $.79 for the 2001 year compared to $.93 for the 2000 year.

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

         Income Before Interest and Income Taxes. Income before interest and income taxes increased $5.5 million to $75.4 million during the 2000 year compared to $69.9 million during the 1999 year.

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

         Capital expenditures totaled $73.2 million for the fiscal year ended September 29, 2001, including the development and opening of two new stores, the replacement of six older stores, major remodel and expansion of three stores and minor remodels at six stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant.

         Ingles' capital expenditure plans for fiscal 2002 include investments of approximately $75 million. The Company plans to open two new stores, replace one existing store and perform two remodel/expansions and 10 minor remodels. Expenditures will also include investments in stores expected to open in fiscal 2003 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company's milk processing plant.

Liquidity

         The Company generated $47.4 million of cash from operations in fiscal 2001. Inventory increased $6.0 million and accounts receivable increased $9.6 million.

         Cash used by investing activities totaled $68.1 million. The primary use of this cash was the $73.2 million of capital expenditures during the period, which were partially offset by $5.1 million of proceeds from the sale of assets.

         The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During 2001, the Company's financing activities provided $22.0 million in cash, the net result of long and short-term borrowings, sale/leaseback transactions and dividend payments. Proceeds from long-term debt totaled $88.5 million, while payments on long-term debt were $54.6 million. Proceeds from sale/leaseback transactions totaled $1.6 million and dividend payments were $14.1 million. As of September 29, 2001, the Company had unencumbered real property and equipment with a net book value of approximately $193 million.

         At September 29, 2001, the Company had lines of credit with seven banks totaling $130.0 million; of this amount $69.0 million was unused. Subsequent to year-end, Ingles closed a $250 million senior subordinated debt offering to mature in 2011. The notes were priced at 8 7/8% and issued at a discount to yield 9%. The proceeds will be used to repay $140 million in existing indebtedness and to fund 2002 capital expenditures and 2002 current maturities of long-term debt. In conjunction with the issuance of the notes, the Company renegotiated its lines of credit. The Company currently has $150 million in committed lines of credit, of which $130 million matures in October 2004 and $20 million matures in October 2002.

         The Company monitors its cash position daily and makes draws or repayments on its lines of credit. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 29, 2001 or has obtained appropriate amendments.

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

         The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $34.2 million, based on tangible net worth at September 29, 2001. Further, the terms of the 8-7/8% Senior Subordinated Notes due 2011 described above, restrict the ability of the Company to pay dividends in an amount exceeding that paid by the Company in prior years and in any amount, at any time the Company is in default of the terms of the Notes.

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

Impact of Inflation

         Inflation in food prices during fiscal 2001 was slightly higher than the overall increase in the Consumer Price Index. During fiscal 2000 and 1999, inflation in food prices was lower than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued "Statement No. 133" Accounting for Derivative Instruments and Hedging Activities, which was amended by "Statement No. 138" Accounting for Certain Derivative Instruments and Hedging Activities issued in June 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not typically utilize derivative financial instruments. The adoption of "Statement No. 133," as amended by "Statement No. 138," on October 1, 2000 resulted in no effect on its earnings or financial position, and the Company currently believes that it will not have a material impact on its financial statements.

         In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning September 30, 2001. The Company is currently evaluating its intangible assets in relation to FAS 141 and FAS 142 to determine the impact, if any, on its financial statements.

         In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

         In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on its financial statements.

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

         The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which includes borrowings under lines of credit, real estate and equipment financing and senior subordinated notes (see
Note 17-Subsequent Event). The lines of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit, as necessary, with both long-term secured and unsecured fixed rate financing. The nature and amount of the Company's debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company's interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company's interest rate risk profile.

         The table below presents principal amounts and related weighted average rates by year of maturity for the Company's debt obligations at September 29, 2001 and September 30, 2000 (in thousands):

                                                                                                                             Fair
September 29, 2001              2002         2003          2004         2005         2006      Thereafter       Total        Value
                              -------      --------      -------      -------      -------     ----------      --------    --------
Lines of credit                    --      $ 61,024           --          --           --             --       $ 61,024    $ 61,024
Average interest
 rate (variable)                   --          4.88%          --          --           --             --           4.88%

Long-term debt                $60,852      $102,258      $48,854      $42,681      $17,852      $216,024       $488,521    $495,868
Average interest
 rate (fixed)                    7.95%         7.72%        8.32%        7.88%        8.45%         8.53%          8.21%

                                                                                                                             Fair
September 30, 2000              2001         2002          2003         2004         2005      Thereafter       Total        Value
                              -------      --------      -------      -------      -------     ----------      --------    --------

Lines of credit                    --      $ 52,759           --           --           --            --       $ 52,759    $ 52,759
Average interest
 rate (variable)                   --          7.68%          --           --           --            --           7.68%

Long-term debt                $59,776      $ 58,559      $97,960      $40,966      $32,368      $173,249       $462,878    $457,866
Average interest
 rate (fixed)                    8.32%         8.28%        8.63%        8.53%        8.68%         8.96%          8.66%

         The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company's market sensitive instruments at September 29, 2001, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 28 through 52 of this report on Form 10-K:

         Report of Ernst & Young LLP, Independent Auditors;

         Consolidated Balance Sheets as of September 29, 2001 and September 30, 2000;

         Consolidated Statements of Income for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

         Consolidated Statements of Changes in Stockholders' Equity for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

         Consolidated Statements of Cash Flows for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading "ELECTION OF DIRECTORS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 12, 2002, to be filed with the Commission.

Item 11.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading "EXECUTIVE COMPENSATION" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 12, 2002, to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 12, 2002, to be filed with the Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings "ELECTION OF DIRECTORS - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions" and "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" in the Proxy Statement to be used in connection with the solicitation of proxies for the Company's annual meeting of stockholders to be held February 12, 2002, to be filed with the Commission.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

                  Consolidated Balance Sheets as of September 29, 2001 and September 30, 2000;

                  Consolidated Statements of Income for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

                  Consolidated Statements of Changes in Stockholders' Equity for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

                  Consolidated Statements of Cash Flows for the years ended September 29, 2001, September 30, 2000, and September 25, 1999;

                  Notes to Consolidated Financial Statements.

                  2. The following financial statement schedule of the Registrant required by Item 8 and Item 14(d) of Form 10-K is included as page 53 of this report:

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

4.3 Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant's 8-7/8% Senior Subordinated Notes due 2011.

4.4      Form of the Registrant's 8-7/8% Senior Subordinated Note due 2011

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

10.3 Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 14, 1999. (Included as Exhibit 10.3 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4 Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000. (Included as Exhibit 10.4 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000. (Included as Exhibit 10.5 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Seventh Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective January 1, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K)

10.7 Eighth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective May 21, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K)

10.8 Ninth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective October 1, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K)

10.9 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.10 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.

---------------

         (b) The Registrant did not file any current reports on Form 8-K during the fourth quarter of its fiscal year ending September 29, 2001.

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

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITOR

Stockholders and Board of Directors
Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 29, 2001 and September 30, 2000, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 29, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 29, 2001 and September 30, 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       /s/ ERNST & YOUNG LLP

Greenville, South Carolina
November 16, 2001
except for Note 17, as to which the date is December 5, 2001

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

ASSETS                                                                               2001                           2000
------                                                                          ---------------                ---------------
CURRENT ASSETS:
 Cash                                                                           $    12,434,897                $    11,176,013
 Receivables (less allowance for doubtful accounts
  of $339,938 - 2001 and $256,630 - 2000)                                            32,466,072                     21,569,530
 Inventories                                                                        185,359,164                    179,396,630
 Refundable income taxes                                                                     --                      1,250,000
 Other                                                                                3,790,109                      6,188,703
                                                                                ---------------                ---------------
 Total current assets                                                               234,050,242                    219,580,876

PROPERTY AND EQUIPMENT:
 Land                                                                               182,405,593                    176,673,319
 Construction in progress                                                             9,066,370                     19,063,282
 Buildings                                                                          518,095,679                    482,052,121
 Store, office and warehouse equipment                                              344,699,338                    317,904,794
 Transportation equipment                                                            15,070,624                     16,104,664
 Property under capital leases                                                          731,084                        540,284
 Leasehold improvements                                                              42,555,331                     38,159,174
                                                                                ---------------                ---------------
 Total                                                                            1,112,624,019                  1,050,497,638
 Less accumulated depreciation and amortization                                     388,180,605                    348,025,294
                                                                                ---------------                ---------------
 Property and equipment - net                                                       724,443,414                    702,472,344

OTHER ASSETS                                                                          4,307,374                      5,712,592
                                                                                ---------------                ---------------

TOTAL ASSETS                                                                    $   962,801,030                $   927,765,812
                                                                                ===============                ===============

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
  SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

LIABILITIES AND STOCKHOLDERS' EQUITY                                                       2001                     2000
------------------------------------                                                   --------------          --------------
CURRENT LIABILITIES:
 Short-term loans and current portion of
  long-term debt                                                                       $   60,851,887          $   59,776,013

 Accounts payable, accrued expenses and
  current portion of other long-term liabilities                                          135,745,897             137,745,877
                                                                                       --------------          --------------

 Total current liabilities                                                                196,597,784             197,521,890

DEFERRED INCOME TAXES                                                                      37,064,578              35,514,578

LONG-TERM DEBT                                                                            488,693,496             455,861,173

OTHER LONG-TERM LIABILITIES                                                                 3,944,960               6,729,921
                                                                                       --------------          --------------

Total liabilities                                                                         726,300,818             695,627,562
                                                                                       --------------          --------------

STOCKHOLDERS' EQUITY:
 Preferred stock, $.05 par value;
  10,000,000 shares authorized; no shares issued                                                   --                      --

 Common stocks:
  Class A, $.05 par value; 150,000,000 shares
   authorized; issued and outstanding, 10,005,107
   shares in 2001, 9,932,614 shares in 2000                                                   500,255                 496,631

  Class B, $.05 par value; 100,000,000 shares
   authorized; issued and outstanding, 12,634,432
   shares in 2001, 12,645,125 shares in 2000                                                  631,722                 632,256

 Paid-in capital in excess of par value                                                    98,595,411              97,943,633
 Retained earnings                                                                        136,772,824             133,065,730
                                                                                       --------------          --------------
 Total stockholders' equity                                                               236,500,212             232,138,250
                                                                                       --------------          --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY                                                                                $  962,801,030          $  927,765,812
                                                                                       ==============          ==============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
  FISCAL YEARS ENDED SEPTEMBER 29, 2001,
    SEPTEMBER 30, 2000 AND SEPTEMBER 25, 1999

                                                                      2001                    2000                     1999
                                                                ---------------          ---------------          ---------------
Net sales                                                       $ 1,953,440,173          $ 1,916,200,153          $ 1,805,375,478
Cost of goods sold                                                1,441,883,795            1,425,286,574            1,354,930,433
                                                                ---------------          ---------------          ---------------
Gross profit                                                        511,556,378              490,913,579              450,445,045
Operating and administrative expenses                               454,646,606              432,630,797              391,910,419
Rental income, net                                                   10,302,158               10,149,373                9,077,582
                                                                ---------------          ---------------          ---------------
Income from operations                                               67,211,930               68,432,155               67,612,208
Other income, net                                                     3,890,721                6,985,223                2,323,016
                                                                ---------------          ---------------          ---------------

Income before interest and income taxes                              71,102,651               75,417,378               69,935,224
Interest expense                                                     42,902,630               41,226,092               39,785,283
                                                                ---------------          ---------------          ---------------

Income before income taxes                                           28,200,021               34,191,286               30,149,941
                                                                ---------------          ---------------          ---------------
Income taxes:
Current                                                               4,950,000                8,400,000                8,150,000
Deferred                                                              5,400,000                4,700,000                3,250,000
                                                                ---------------          ---------------          ---------------
                                                                     10,350,000               13,100,000               11,400,000
                                                                ---------------          ---------------          ---------------
Net income                                                      $    17,850,021          $    21,091,286          $    18,749,941
                                                                ===============          ===============          ===============

Per-share amounts:
   Basic earnings per common share                              $           .79          $           .93          $           .83
                                                                ===============          ===============          ===============
   Diluted earnings per common share                            $           .79          $           .93          $           .83
                                                                ===============          ===============          ===============
 Cash dividends per common share:
   Class A                                                      $           .66          $           .66          $           .66
                                                                ===============          ===============          ===============
   Class B                                                      $           .60          $           .60          $           .60
                                                                ===============          ===============          ===============

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FISCAL YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000
    AND SEPTEMBER 25, 1999

                                      CLASS A                  CLASS B               PAID-IN
                                   COMMON STOCK              COMMON STOCK          CAPITAL IN
                             ----------------------    -----------------------      EXCESS OF        RETAINED
                               SHARES       AMOUNT       SHARES        AMOUNT       PAR VALUE        EARNINGS           TOTAL
                             ----------    --------    ----------     --------    ------------    -------------     -------------
Balance,
September 26, 1998            9,581,641    $479,082    12,784,098     $639,205     $95,765,167    $ 121,352,289     $ 218,235,743
Net income                           --          --            --           --              --       18,749,941        18,749,941
Cash dividends                       --          --            --           --              --      (14,002,894)      (14,002,894)
Exercise of stock options       112,000       5,600            --           --       1,133,466               --         1,139,066
Common stock conversions         92,850       4,642       (92,850)      (4,642)             --               --                --
                             ----------    --------    ----------     --------    ------------    -------------     -------------

Balance,
  September 25, 1999          9,786,491     489,324    12,691,248      634,563      96,898,633      126,099,336       224,121,856
Net income                           --          --            --           --              --       21,091,286        21,091,286
Cash dividends                       --          --            --           --              --      (14,124,892)      (14,124,892)
Exercise of stock options       100,000       5,000            --           --       1,045,000               --         1,050,000
Common stock conversions         46,123       2,307       (46,123)      (2,307)             --               --                --
                             ----------    --------    ----------     --------    ------------    -------------     -------------

Balance,
  September 30, 2000          9,932,614     496,631    12,645,125      632,256      97,943,633      133,065,730       232,138,250
Net income                           --          --            --           --              --       17,850,021        17,850,021
Cash dividends                       --          --            --           --              --      (14,142,927)      (14,142,927)
Exercise of stock options        61,800       3,090            --           --         651,778               --           654,868
Common stock conversions         10,693         534       (10,693)        (534)             --               --                --
                             ----------    --------    ----------     --------    ------------    -------------     -------------
BALANCE,
  SEPTEMBER 29, 2001         10,005,107    $500,255    12,634,432     $631,722     $98,595,411    $ 136,772,824     $ 236,500,212
                             ==========    ========    ==========     ========     ===========    =============     =============

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FISCAL YEARS ENDED SEPTEMBER 29, 2001, SEPTEMBER 30, 2000
    AND SEPTEMBER 25, 1999

                                                                        2001                     2000                     1999
                                                                   --------------           --------------           --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $   17,850,021           $   21,091,286           $   18,749,941
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization expense                                45,266,368               43,532,429               41,923,239
  Amortization of deferred gain on sale/leaseback of
    equipment                                                          (1,212,236)              (1,017,227)                (874,887)
  Gains on disposals of property and equipment                         (1,410,593)              (2,682,262)                (199,534)
  Receipt of advance payments on purchases contracts                    1,375,000                3,644,282                8,251,750
  Recognition of advance payments on purchases contracts               (3,675,000)              (4,578,947)              (3,791,439)
  Deferred income taxes                                                 5,400,000                4,700,000                3,250,000
 (Increase) decrease in receivables                                    (9,646,542)               5,728,975               (5,488,536)
  Increase in inventory                                                (5,962,534)             (12,385,586)             (15,788,908)
  Increase in other assets                                             (2,373,068)              (2,424,544)                (527,780)
  Increase (decrease) in accounts payable and accrued
    expenses                                                            1,814,849              (13,329,158)              13,933,370
                                                                   --------------           --------------           --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              47,426,265               42,279,248               59,437,216
                                                                   --------------           --------------           --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and equipment                           5,052,264                6,898,629                  294,371
Capital expenditures                                                  (73,193,907)            (102,534,798)             (52,221,452)
                                                                   --------------           --------------           --------------
NET CASH USED BY INVESTING ACTIVITIES                                 (68,141,643)             (95,636,169)             (51,927,081)
                                                                   --------------           --------------           --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                               88,511,287              138,380,068               85,343,729
Proceeds from sale/leaseback transactions                               1,554,124               13,005,294               18,371,082
Payments on short-term borrowings, net                                         --              (10,000,000)             (20,000,000)
Principal payments on long-term debt                                  (54,603,090)             (77,737,287)             (83,522,776)
Proceeds from exercise of stock options                                   654,868                1,050,000                1,139,066
Dividends paid                                                        (14,142,927)             (14,124,892)             (14,002,894)
                                                                   --------------           --------------           --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    21,974,262               50,573,183              (12,671,793)
                                                                   --------------           --------------           --------------

NET INCREASE (DECREASE) IN CASH                                         1,258,884               (2,783,738)              (5,161,658)
Cash at Beginning of Year                                              11,176,013               13,959,751               19,121,409
                                                                   --------------           --------------           --------------
CASH AT END OF YEAR                                                $   12,434,897           $   11,176,013           $   13,959,751
                                                                   ==============           ==============           ==============

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Fiscal years ended September 29, 2001, September 30, 2000
    and September 25, 1999

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC and Shopping Center Financing II, LLC (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

FISCAL YEAR - The Company's fiscal year ends on the last Saturday in September. Fiscal years 2001 and 1999 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

CASH EQUIVALENTS - All highly liquid investments with a maturity of three months or less when purchased are considered cash.

FINANCIAL INSTRUMENTS - The Company has overnight investments and short-term certificates of deposit included in cash. The Company's policy is to invest its excess cash either in reverse repurchase agreements or in commercial paper. Commercial paper is not secured; reverse repurchase agreements are secured by government obligations. At September 29, 2001, there were no investments in commercial paper or reverse repurchase agreements. Demand deposits of approximately $9.4 million in 24 banks exceed the $100,000 insurance limit per bank.

INVENTORIES - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

PROPERTY, EQUIPMENT AND DEPRECIATION - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method.

SELF-INSURANCE - The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2001, the Company's self-insured liabilities were supported by $3.4 million of undrawn letters of credit. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

RECLASSIFICATIONS - Certain amounts for 2000 and 1999 have been reclassified for comparative purposes.

PER-SHARE AMOUNTS - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

ADVERTISING - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $23.1 million, $23.9 million and $22.3 million for fiscal years 2001, 2000 and 1999, respectively.

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

SHIPPING AND HANDLING COSTS- The cost of shipping and handling is charged to expense as incurred and is included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $31.5 million, $31.2 million and $26.9 million of shipping and handling costs during 2001, 2000 and 1999, respectively.

REVENUE RECOGNITION- The Company recognizes revenues from grocery sales at the point of sale to its customers and from fluid dairy at the point of shipment to its customers.

NEW ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued "Statement No. 133" Accounting for Derivative Instruments and Hedging Activities, which was amended by "Statement No. 138" Accounting for Certain Derivative Instruments and Hedging Activities issued in June 2000. The statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not typically utilize derivative financial instruments. The adoption of "Statement No. 133," as amended by "Statement No. 138," on October 1, 2000 resulted in no effect on the Company's earnings or financial position, and the Company currently believes that it will not have a material impact on its financial statements.

In June 2001, the Financial Accounting Standards Board issued Statements No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company will apply the new accounting rules beginning September 30, 2001. The Company is currently evaluating its intangible assets in relation to FAS 141 and FAS 142 to determine the impact, if any, on its financial statements.

In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

In October 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. The statement is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on its financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
and September 25, 1999

2.       INCOME TAXES

DEFERRED INCOME TAX LIABILITIES AND ASSETS - Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                                           2001                    2000
                                                                                       -------------          -------------
Deferred tax liabilities:
  Fixed asset tax/book differences                                                     $  40,640,000          $  39,252,000
  Property tax method                                                                        826,000                768,000
  Inventory                                                                                  598,000                598,000
                                                                                       -------------          -------------
    Total deferred tax liabilities                                                        42,064,000             40,618,000
                                                                                       -------------          -------------
Deferred tax assets:
  Insurance reserves                                                                       2,468,000              3,368,000
  Advance payments on purchases contracts                                                    442,000                772,000
  Litigation settlement                                                                      111,000              2,707,000
  Vacation accrual                                                                           691,000                634,000
  Deferred gain on sale/leasebacks                                                           755,000              1,108,000
  Closed store accrual                                                                     1,183,000              1,022,000
  Other                                                                                    1,750,000              1,743,000
                                                                                       -------------          -------------
    Total deferred tax assets                                                              7,400,000             11,354,000
                                                                                       -------------          -------------
Net deferred tax liabilities                                                           $  34,664,000          $  29,264,000
                                                                                       =============          =============

INCOME TAX EXPENSE - Income tax expense is different from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

                                                                        2001                   2000                    1999
                                                                   -------------           -------------          -------------
Federal tax at statutory rate                                      $   9,870,000           $  11,967,000          $  10,552,000
State income tax, net of federal tax benefits                          1,100,000               1,111,000                980,000
Other                                                                   (620,000)                 22,000               (132,000)
                                                                   -------------           -------------          -------------
Total                                                              $  10,350,000           $  13,100,000          $  11,400,000
                                                                   =============           =============          =============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

Current and deferred income tax expense is as follows:

                                                                        2001                   2000                  1999
                                                                   -------------          -------------          -------------
Current:
  Federal                                                          $   4,700,000          $   7,700,000          $   7,350,000
  State                                                                  250,000                700,000                800,000
                                                                   -------------          -------------          -------------
    Total current                                                      4,950,000              8,400,000              8,150,000
                                                                   -------------          -------------          -------------
Deferred:
  Federal                                                              4,630,000              4,030,000              2,787,000
  State                                                                  770,000                670,000                463,000
                                                                   -------------          -------------          -------------
    Total deferred                                                     5,400,000              4,700,000              3,250,000
                                                                   -------------          -------------          -------------
Total expense                                                      $  10,350,000          $  13,100,000          $  11,400,000
                                                                   =============          =============          =============

Current deferred income tax benefits of $2.4 million and $6.3 million at September 29, 2001 and September 30, 2000, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debt and self-insurance reserves, litigation settlement reserves and from capitalization of certain overhead costs in inventory for tax purposes.

3.       PROPERTY HELD FOR LEASE AND RENTAL INCOME

At September 29, 2001, the Company owned and operated 77 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net consists of the following:

                                                                       2001                     2000                    1999
                                                                   -------------           -------------           -------------
Rents earned on owned and subleased properties:
Base rentals including lease
  termination payments                                             $  15,187,616           $  14,852,342           $  14,550,975
Contingent rentals                                                     1,348,902               1,034,630                 977,876
                                                                   -------------           -------------           -------------
    Total                                                             16,536,518              15,886,972              15,528,851
Depreciation on owned
  properties leased to others                                         (4,687,209)             (4,117,337)             (4,736,314)
Other shopping center expenses                                        (1,547,151)             (1,620,262)             (1,714,955)
                                                                   -------------           -------------           -------------
    Total                                                          $  10,302,158           $  10,149,373           $   9,077,582
                                                                   =============           =============           =============

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

Owned properties leased to others under operating leases by major classes are summarized as follows:

                                                           SEPTEMBER 29,
                                                               2001
                                                          --------------
         Land                                             $   39,001,420
         Buildings                                           137,308,014
                                                          --------------
           Total                                             176,309,434
         Less accumulated depreciation                        47,946,790
                                                          --------------
         Property leased to others, net                   $  128,362,644
                                                          ==============

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 29, 2001:

         Fiscal Year
         -----------
         2002                                                       $  12,261,619
         2003                                                          10,306,574
         2004                                                           8,091,579
         2005                                                           6,282,025
         2006                                                           4,948,967
         Thereafter                                                    25,526,107
                                                                    -------------
         Total minimum future rental income                         $  67,416,871
                                                                    =============

4.       LEASES AND RENTAL EXPENSE

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases expire at various times over the next 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. The Company also leases a portion of its equipment under operating leases, including leases derived from sale/leaseback transactions, with initial terms of three to five years.

OPERATING LEASES - Rent expense for all operating leases of $38.2 million, $31.4 million and $27.6 million for fiscal years 2001, 2000 and 1999, respectively is included in operating and administrative expenses.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
    and September 25, 1999

The aggregate minimum rental commitments under non-cancelable operating leases as of September 29, 2001 are as follows:

         Fiscal Year
         -----------
         2002                                                       $   41,262,735
         2003                                                           29,631,483
         2004                                                           23,139,032
         2005                                                           20,695,448
         2006                                                           14,816,790
         Thereafter                                                     85,950,451
                                                                    --------------
         Total minimum future rental commitments                    $  215,495,939
                                                                    ==============

5. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                                              2001                        2000
                                                                       --------------               ---------------
         Accounts payable-trade                                        $   85,468,997               $    87,359,538
         Property, payroll, and other taxes payable                        13,035,074                    12,557,199
         Salaries, wages, and bonuses payable                              11,994,229                    10,328,643
         Self-insurance reserves                                            7,041,585                     6,296,217
         Accrued litigation settlement                                        288,604                     7,049,407
         Other                                                             17,917,408                    14,154,873
                                                                       --------------               ---------------
         Total                                                         $  135,745,897               $   137,745,877
                                                                       ==============               ===============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $175,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $19.0 million, $16.5 million and $15.2 million for 2001, 2000 and 1999, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

6.       LONG-TERM DEBT AND SHORT-TERM LOANS

Long-term debt and short-term loans are summarized as follows:

                                                                                           2001                     2000
                                                                                       --------------          --------------
Notes payable:
  Real estate and equipment maturing 2002-2017:
  Due to banks, weighted average interest rate of
    7.75% for 2001 and 7.88% for 2000                                                  $  263,300,020          $  258,829,077
  Due to other financial institutions, weighted
    average interest rate of 8.75% for 2001 and
    9.13% for 2000                                                                        220,085,363             193,589,141
   Other:
  Weighted average interest rate of 4.88% for 2001
    and 7.68% for 2000, maturing 2003                                                      61,024,000              52,759,000
  Weighted average interest rate of 8.15% for 2001
    and 8.41% for 2000, secured by stock of
  Milkco, Inc., maturing 2004                                                               5,136,000              10,423,445
Other                                                                                              --                  36,523
                                                                                       --------------          --------------

Total long-term debt and short-term loans                                                 549,545,383             515,637,186
Less current portion                                                                       60,851,887              59,776,013
                                                                                       --------------          --------------
Long-term debt, net of current portion                                                 $  488,693,496          $  455,861,173
                                                                                       ==============          ==============

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

At September 29, 2001, property and equipment with an undepreciated cost of approximately $484 million was pledged as collateral for long-term debt. Long-term debt and line of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of these covenants has the effect of restricting funds available for dividends to approximately $34.2 million, based on tangible net worth at September 29, 2001. As of September 29, 2001, the Company is in compliance with these covenants or has obtained appropriate amendments.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

At September 29, 2001, the Company had unused lines of credit of $69.0 million. The lines provide the Company with various interest rate options, generally at rates less than prime.

Components of interest costs are as follows:

                                               2001                     2000                       1999
                                          -------------             -------------              -------------
         Total interest costs             $  44,838,488             $  43,340,190              $  40,466,568
         Interest capitalized                (1,935,858)               (2,114,098)                  (681,285)
                                          -------------             -------------              -------------
         Interest expense                 $  42,902,630             $  41,226,092              $  39,785,283
                                          =============             =============              =============

Maturities of long-term debt at September 29, 2001 are as follows:

         Fiscal Year
         -----------
         2002                                                    $   60,851,887
         2003                                                       163,282,559
         2004                                                        48,853,836
         2005                                                        42,680,768
         2006                                                        17,852,145
         Thereafter                                                 216,024,188
                                                                 --------------
         Total                                                   $  549,545,383
                                                                 ==============

7.       OTHER LONG-TERM LIABILITIES

Other long-term liabilities are summarized as follows:

                                                                      2001                           2000
                                                                  ------------                  -------------
         Advance payments on purchases contracts                  $  3,638,708                  $   5,888,708
         Litigation settlement                                         288,604                      7,049,407
         Deferred gain-sale/leasebacks                               1,965,548                      2,885,008
         Other                                                       1,546,373                      1,855,432
                                                                  ------------                  -------------
         Total other long-term liabilities                           7,439,233                     17,678,555
         Less current portion                                        3,494,273                     10,948,634
                                                                  ------------                  -------------
                                                                  $  3,944,960                  $   6,729,921
                                                                  ============                  =============

ADVANCE PAYMENTS ON PURCHASES CONTRACTS - The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

LITIGATION SETTLEMENT - The Company reached a settlement in 1998 of a lawsuit alleging gender discrimination, resulting in recognition of the liability listed above.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

9.       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                       2001                    2000                  1999
                                                                   -------------          -------------          -------------
BASIC
  Net income                                                       $  17,850,021          $  21,091,286          $  18,749,941
                                                                   =============          =============          =============

  Shares
    Weighted average number of common shares
       outstanding                                                    22,592,626             22,558,325             22,390,997
                                                                   =============          =============          =============

    Basic earnings per common share                                $         .79          $         .93          $         .83
                                                                   =============          =============          =============

DILUTED
  Diluted earnings                                                 $  17,850,021          $  21,091,286          $  18,749,941
                                                                   =============          =============          =============

  Shares
    Weighted average number of common shares
       outstanding                                                    22,738,880             22,666,174             22,506,958
                                                                   =============          =============          =============

    Diluted earnings per common share                              $         .79          $         .93          $        . 83
                                                                   =============          =============          =============

The difference in the weighted average number of common shares outstanding for the basic and diluted computations relates to outstanding stock options calculated using the treasury method for the dilutive computation.

Options to purchase 855,000, 1,414,000 and 978,000 shares of common stock at prices ranging from $11.00 to $14.00 per share were outstanding during fiscal 2001, 2000 and 1999, respectively, but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

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

Company contributions to the plan, included in operating and administrative expenses, were $715,000, $714,000 and $645,000 for fiscal years 2001, 2000 and
1999, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

CASH BONUS PLAN - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units controlled by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.1 million, $5.8 million and $5.4 million for fiscal years 2001, 2000 and 1999, respectively.

1987 EMPLOYEE INCENTIVE STOCK OPTION PLAN - The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company's Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 29, 2001, no options were exercisable under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

                                                                                                                WEIGHTED
                                                             SHARES                                              AVERAGE
                                                              UNDER                 OPTION PRICE                EXERCISE
                                                             OPTION                   PER SHARE                  PRICE
                                                            ------------------------------------------------------------
Outstanding,
  September 26, 1998                                          99,000                $8.63 -$14.00               $  11.90
  Exercised                                                  (12,000)                    8.63                       8.93
  Canceled                                                   (11,000)              10.00  - 14.00                  12.31
                                                            --------
Outstanding,
  September 25, 1999                                          76,000               10.00  - 14.00                  12.36
  Canceled                                                   (22,000)              10.00  - 14.00                  11.78
                                                            --------
Outstanding,
  September 30, 2000                                          54,000                10.00 - 14.00                  12.59
  Canceled                                                   (24,000)               10.00 - 14.00                  10.83
                                                            --------
OUTSTANDING,
  SEPTEMBER 29, 2001                                          30,000                    $14.00                  $  14.00
                                                            ========

The weighted average remaining contractual life of the options outstanding at September 29, 2001 is 0.62 years.

1991 NONQUALIFIED STOCK OPTION PLAN - The Company had a nonqualified stock option plan under which an aggregate of 1,000,000 shares of the Company's Class A Common Stock were issuable to qualified employees until August 6, 1996. As of September 29, 2001, no options were outstanding under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

                                                                                                                       WEIGHTED
                                                                     SHARES                                             AVERAGE
                                                                      UNDER                 OPTION PRICE               EXERCISE
                                                                     OPTION                   PER SHARE                  PRICE
                                                                   -------------------------------------------------------------
Outstanding,
  September 26, 1998                                                 100,000                  $  10.38                  $  10.38
  Exercised                                                         (100,000)                    10.38                     10.38
                                                                   ---------
OUTSTANDING,
  SEPTEMBER 25, 1999                                                      --                  $     --                  $     --
                                                                   =========

1997 NONQUALIFIED STOCK OPTION PLAN - The Company has a nonqualified stock option plan under which an aggregate of 5,000,000 shares of the Company's Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or after death, disability or retirement. The grant exercise date may vary from one year to five years from the date the option shares were granted. All options automatically terminate with termination of the optionee's employment for any other reason. As of September 29, 2001, there were 148,200 option shares exercisable under this plan.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

Information with respect to options granted, canceled and outstanding follows:

                                                                                                                  WEIGHTED
                                                                SHARES                                             AVERAGE
                                                                UNDER             OPTION PRICE                    EXERCISE
                                                                OPTION              PER SHARE                       PRICE
                                                             -----------        -----------------                 --------
Outstanding,
  September 26, 1998                                            964,000         $  11.63 - $14.00                 $  13.94
  Granted                                                     1,057,000             10.50 - 13.69                    11.36
  Canceled                                                     (120,000)            11.63 - 14.00                    13.92
                                                             ----------
Outstanding,
  September 25, 1999                                          1,901,000             10.50 - 14.00                    12.51
  Granted                                                     2,054,700                  9.56                         9.56
  Exercised                                                    (100,000)                10.50                        10.50
  Canceled                                                      (29,100)             9.56 - 14.00                    12.22
                                                             ----------
Outstanding,
  September 30, 2000                                          3,826,600              9.56 - 14.00                    10.98
  Granted                                                        16,000                 11.00                        11.00
  Exercised                                                     (61,800)                 9.56                         9.56
  Canceled                                                     (160,250)             9.56 - 14.00                    12.87
                                                             ----------
OUTSTANDING,
  SEPTEMBER 29, 2001                                          3,620,550         $   9.56 - $14.00                 $  10.92
                                                             ==========

The weighted average remaining contractual life of the options outstanding at September 29, 2001 is 2.12 years.

ACCOUNTING FOR STOCK-BASED COMPENSATION - In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No.
25. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2001, 2000 and 1999, respectively; risk-free interest rates of 4.25, 6.10, and 6.02 percent; dividend yield of 5.3,
4.8 and 5.9 percent; expected volatility of 30.0, 28.8 and 30.9 percent; and expected lives of 5, 3 and 4 years.

Had compensation cost for the Company's plans been determined based on the fair value at the grant date for such awards in 2001, 2000 and 1999 consistent with the provisions of FAS 123, the Company's earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

                                                                        2001                   2000                   1999
                                                                   -------------          -------------          -------------
BASIC
  Net income                                                       $  17,850,021          $  21,091,286          $  18,749,941
  Net income, pro forma                                               16,888,893             20,256,487             18,201,914

  Basic earnings per common share                                  $        0.79          $        0.93          $        0.83
  Basic earnings per common share,
    pro forma                                                               0.75                   0.90                   0.81

DILUTED
  Diluted earnings                                                 $  17,850,021          $  21,091,286          $  18,749,941
  Diluted earnings, pro forma                                         16,888,893             20,256,487             18,201,914

  Diluted earnings per common share                                $        0.79          $        0.93          $        0.83
  Diluted earnings per common share,
    pro forma                                                               0.74                   0.89                   0.81

Weighted average fair value of options
    granted                                                        $        1.63          $        1.79          $        1.95

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

MEDICAL CARE PLAN - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11.      LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. All of the Company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

                                                                              2001                  2000                  1999
                                                                          ------------          ------------          ------------
         Revenues from unaffiliated customers:
           Grocery sales                                                  $  1,866,124          $  1,842,105          $  1,733,297
           Shopping center rentals                                              16,537                15,887                15,529
           Fluid dairy                                                          87,316                74,095                72,078
                                                                          ------------          ------------          ------------
         Total revenues from unaffiliated customers                       $  1,969,977          $  1,932,087          $  1,820,904
                                                                          ============          ============          ============

         Income from operations:
           Grocery sales                                                  $     48,310          $     51,089          $     50,979
           Shopping center rentals                                              10,302                10,149                 9,078
           Fluid dairy                                                           8,600                 7,194                 7,555
                                                                          ------------          ------------          ------------
         Total income from operations                                     $     67,212          $     68,432          $     67,612
                                                                          ============          ============          ============

         Assets:
           Grocery sales                                                  $    805,627          $    777,431          $    725,990
           Shopping center rentals                                             128,363               123,672               121,277
           Fluid dairy                                                          28,811                26,663                25,904
                                                                          ------------          ------------          ------------
         Total assets                                                     $    962,801          $    927,766          $    873,171
                                                                          ============          ============          ============

         Capital expenditures:
           Grocery sales                                                  $     65,836          $     92,761          $     46,791
           Shopping center rentals                                               4,461                 6,756                 2,750
           Fluid dairy                                                           2,897                 3,018                 2,680
                                                                          ------------          ------------          ------------
         Total capital expenditures                                       $     73,194          $    102,535          $     52,221
                                                                          ============          ============          ============

         Depreciation and amortization:
           Grocery sales                                                  $     38,320          $     37,319          $     35,166
           Shopping center rentals                                               4,687                 4,117                 4,736
           Fluid dairy                                                           2,259                 2,096                 2,021
                                                                          ------------          ------------          ------------
         Total depreciation and amortization                              $     45,266          $     43,532          $     41,923
                                                                          ============          ============          ============

Revenue from shopping center rentals is included in rental income, net in the statements of income. The other revenues comprise the net sales reported in the statements of income.

The fluid dairy segment has $44.6, $44.8 and $43.4 million in sales to the grocery sales segment in fiscal 2001, 2000 and 1999, respectively. These sales have been eliminated in consolidation.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

12.      SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a summary of unaudited financial data regarding the Company's quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks with the exception of the 4th quarter of fiscal 2000 which contains 14 weeks.

                                                                      (in thousands except earnings per common share)
                                                          1ST            2ND           3RD            4TH
2001                                                    QUARTER        QUARTER       QUARTER        QUARTER           TOTAL
----                                                  ----------     ----------     ----------     ----------     ------------
NET SALES                                             $  504,695     $  475,167     $  484,735     $  488,843     $  1,953,440
GROSS PROFIT                                             128,564        125,359        128,634        128,999          511,556
NET INCOME                                                 4,458          3,150          5,922          4,320           17,850

BASIC EARNINGS PER
  COMMON SHARE                                               .20            .14            .26            .19              .79
DILUTED EARNINGS PER
  COMMON SHARE                                               .20            .14            .26            .19              .79

2000

Net sales                                             $  468,400     $  465,139     $  469,364     $  513,297     $  1,916,200
Gross profit                                             117,346        118,681        122,579        132,308          490,914
Net income                                                 4,906          6,394          5,604          4,187           21,091
Basic earnings per
  common share                                               .22            .28            .25            .18              .93
Diluted earnings per
  common share                                               .22            .28            .25            .18              .93

13.      LITIGATION

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

         Long and short-term debt: The carrying amounts of the Company's short-term borrowings approximate their fair values. The fair values of the Company's long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company's financial instruments at September 29, 2001 and September 30, 2000 are as follows (amounts in thousands):

                                                                     2001                                    2000
                                                         ------------------------------          ------------------------------
                                                          CARRYING              FAIR              Carrying               Fair
                                                           AMOUNT               VALUE              Amount               Value
                                                         ----------          ----------          ----------          ----------
Cash and cash equivalents                                $   12,435          $   12,435          $   11,176          $   11,176
Receivables                                                  32,466              32,466              21,570              21,570
Long-term and short-term debt:
  Real estate and equipment                                 488,521             495,868             452,418             447,406
  Other                                                      61,024              61,024              63,219              63,219

15.      CASH FLOW INFORMATION

Supplemental disclosure of cash flow information is as follows:

                                                                      2001                     2000                      1999
                                                                  -------------           -------------              -------------
Cash paid during the year for:
  Interest (net of amounts capitalized)                           $  43,485,020           $  40,898,804              $  39,961,635
  Income taxes                                                          623,867               8,966,329                  9,206,644
Non cash items:
  Property and equipment additions
    included in accounts payable                                      2,366,442               5,746,770                  4,356,069

16.      MAJOR SUPPLIER

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $203 million in 2001, $188 million in 2000 and $184 million in 1999. This distributor owns approximately 3% of the Company's Class A Common Stock and approximately 1% of the Company's Class B Common Stock at September 29, 2001. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $3.8 million and $3.9 million at September 29, 2001 and September 30, 2000, respectively.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $32.5 million in fiscal 2001, $29.6 million in fiscal 2000 and $28.4 million in fiscal 1999. Amounts due from this distributor, included in receivables, were $1.3 million and $1.7 at September 29, 2001 and September 30, 2000, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Fiscal years ended September 29, 2001, September 30, 2000
  and September 25, 1999

17.      SUBSEQUENT EVENT

On December 4, 2001 the Company closed a $250 million senior subordinated debt offering to mature in 2011. The notes were priced at 8-7/8% and issued at a discount to yield 9%. The proceeds will be used to repay $140 million in existing indebtedness and to fund 2002 capital expenditures and 2002 current maturities of long-term debt. In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $150 million. These lines, which are classified as long-term debt on the Consolidated Balance Sheet at September 29, 2001 mature between 2002 and 2004. Loan costs, related to the repayment of debt, of approximately $450,000 will be expensed in the first quarter of fiscal 2002.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES                       SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                                          BALANCE AT
                                                         BEGINNING OF          CHARGED TO                              BALANCE AT
DESCRIPTION                                                  YEAR           COSTS & EXPENSES        DEDUCTIONS        END OF YEAR
                                                         ------------       ----------------        ----------        -----------
Fiscal year ended September 29, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts                           $  256,630           $  176,000           $  92,692(1)       $  339,938

Fiscal year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts                           $  185,070           $  146,000           $  74,440(1)       $  256,630

Fiscal year ended September 25, 1999:
Deducted from asset accounts:
Allowance for doubtful accounts                           $  158,643           $   96,000           $  69,573(1)       $  185,070

(1)      Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INGLES MARKETS, INCORPORATED



                                       By: /s/ Robert P. Ingle
                                          -------------------------------------

                                          Robert P. Ingle
                                          Chairman of the Board and
                                          Chief Executive Officer

                                          Date: December 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:




/s/ Robert P. Ingle                                                                      December 20, 2001
--------------------------------------------
Robert P. Ingle, Chairman of the
Board, Chief Executive Officer
and Director



/s/ Vaughn C. Fisher                                                                     December 20, 2001
--------------------------------------------
Vaughn C. Fisher, President, Chief
Operating Officer and Director



/s/ Brenda S. Tudor                                                                      December 20, 2001
--------------------------------------------
Brenda S. Tudor, CPA, Vice
President-Finance, Chief Financial
Officer and Director



/s/ Charles E. Russell                                                                   December 20, 2001
--------------------------------------------
Charles E. Russell,  Director



/s/ Robert P. Ingle, II                                                                  December 20, 2001
--------------------------------------------
Robert P. Ingle, II, Vice President-
 Operations and Director



/s/ Florence S. Dimenna                                                                  December 20, 2001
--------------------------------------------
Florence S. Dimenna
Secretary and Controller

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

4.3 Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant's 8-7/8% Senior Subordinated Notes due 2011.

4.4      Form of the Registrant's 8-7/8% Senior Subordinated Note due
         2011

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

10.3 Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 14, 1999. (Included as Exhibit 10.3 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.4 Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000. (Included as Exhibit 10.4 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.5 Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000. (Included as Exhibit 10.5 to Registrant's Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.6 Seventh Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective January 1, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.7 Eighth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective May 21, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K)

10.8 Ninth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective October 1, 2001.

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K)

10.9 Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

10.10 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant's Proxy Statement for the Annual Meeting of Stockholders held on February 17, 1998, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

                  (MANAGEMENT CONTRACT OR COMPENSATORY PLAN OR ARRANGEMENT REQUIRED TO BE FILED AS AN EXHIBIT TO THIS REPORT ON FORM 10-K PURSUANT TO ITEM 14(C) OF FORM 10-K.)

21       Subsidiaries of the Registrant.

23       Consent of Ernst & Young LLP, Independent Auditors.