Form 10-Q
period 2001-12-29
INGLES MARKETS INC
filed 2002-02-11
CIK 50493

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2001
                               -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to             .
                               --------------     -------------

                         Commission File Number 0-14706.
                                                -------

                          INGLES MARKETS, INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            North Carolina                                 56-0846267
  ---------------------------------                 ----------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                 Identification Number)

                       P.O. Box 6676, Asheville, NC 28816
               -------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

As of February 1, 2002, the registrant had 10,049,282 shares of Class A Common Stock, $.05 par value per share, and 12,634,657 shares of Class B Common Stock, $.05 par value per share, outstanding.

                          INGLES MARKETS, INCORPORATED
                                      INDEX

                                                                                                Page No.
                                                                                                --------
Part I -- Financial Information
   Item 1.  Financial Statements (Unaudited)

     Condensed Consolidated Balance Sheets
           December 29, 2001 and September 29, 2001                                                3

     Condensed Consolidated Statements of Income
           Three Months Ended December 29, 2001 and December 30, 2000                              5

     Condensed Consolidated Statements of Changes in Stockholders' Equity
           Three Months Ended December 29, 2001 and December 30, 2000                              6

     Condensed Consolidated Statements of Cash Flows
           Three Months Ended December 29, 2001 and December 30, 2000                              7

     Notes to Unaudited Interim Financial Statements                                               8

   Item 2.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                         13

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk                            19

Part II -- Other Information
   Item 6.  Exhibits and Reports on Form 8-K                                                      19

Signatures                                                                                        20

Part I.  Financial Information
Item 1.  Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                                  DECEMBER 29,              SEPTEMBER 29,
                                                                                      2001                      2001
                                                                                  (UNAUDITED)                  (NOTE)
                                                                                 ---------------            -------------
         Current Assets:
            Cash                                                                 $    95,168,465            $  12,434,897
            Receivables                                                               30,933,065               32,466,072
            Inventories                                                              186,425,990              185,359,164
            Other                                                                      6,620,578                3,790,109
                                                                                 ---------------            -------------

              Total Current Assets                                                   319,148,098              234,050,242

         Property and Equipment -- Net                                               718,886,405              724,443,414

         Other Assets                                                                 11,343,986                4,307,374
                                                                                 ---------------            -------------

            Total Assets                                                         $ 1,049,378,489            $ 962,801,030
                                                                                 ===============            =============


NOTE: The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  DECEMBER 29,              SEPTEMBER 29,
                                                                                      2001                      2001
                                                                                  (UNAUDITED)                  (NOTE)
                                                                                 ---------------            -------------
         Current Liabilities:
           Short-term loans and current portion of                               $    54,103,556            $  60,851,887
              long-term debt
           Accounts payable, accrued expenses and
              current portion of other long-term liabilities                         131,948,433              135,745,897
                                                                                 ---------------            -------------
           Total Current Liabilities                                                 186,051,989              196,597,784

         Deferred Income Taxes                                                        35,839,578               37,064,578

         Long-Term Debt                                                              585,327,426              488,693,496

         Other Long-Term Liabilities                                                   4,618,222                3,944,960
                                                                                 ---------------            -------------

           Total Liabilities                                                         811,837,215              726,300,818
                                                                                 ---------------            -------------

         Stockholders' Equity
           Preferred stock, $.05 par value; 10,000,000
             shares authorized; no shares issued                                              --                       --
           Common stocks:
              Class A, $.05 par value; 150,000,000 shares
               authorized; 10,049,282 shares issued
               and outstanding December 29, 2001;
               10,005,107 shares issued and outstanding
               September 29, 2001                                                        502,464                  500,255
             Class B, $.05 par value; 100,000,000 shares
               authorized; 12,634,357 shares issued
               and outstanding December 29, 2001;
               12,634,432 shares issued and outstanding
               September 29, 2001                                                        631,718                  631,722
           Paid-in capital in excess of par value                                     99,062,503               98,595,411
           Retained earnings                                                         137,344,589              136,772,824
                                                                                 ---------------            -------------
           Total Stockholders' Equity                                                237,541,274              236,500,212
                                                                                 ---------------            -------------

         Total Liabilities and Stockholders' Equity                              $ 1,049,378,489            $ 962,801,030
                                                                                 ===============            =============

NOTE: The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                 ----------------------------------------
                                                                                   DECEMBER 29,             DECEMBER 30,
                                                                                       2001                      2000
                                                                                 ---------------            -------------
         Net sales                                                               $   499,444,257            $ 504,694,794
         Cost of goods sold                                                          371,408,978              376,130,301
                                                                                 ---------------            -------------
         Gross profit                                                                128,035,279              128,564,493
         Operating and administrative expenses                                       114,786,396              113,098,679
         Rental income, net                                                            2,620,229                2,555,758
                                                                                 ---------------            -------------
         Income from operations                                                       15,869,112               18,021,572
         Other income, net                                                             2,675,973                  142,447
                                                                                 ---------------            -------------
         Income before interest and income taxes                                      18,545,085               18,164,019
         Interest expense                                                             11,329,550               11,066,027
                                                                                 ---------------            -------------
         Income before income taxes                                                    7,215,535                7,097,992
                                                                                 ---------------            -------------
         Income taxes:
            Current                                                                    4,150,000                1,640,000
            Deferred                                                                  (1,500,000)               1,000,000
                                                                                 ---------------            -------------
                                                                                       2,650,000                2,640,000
                                                                                 ---------------            -------------
         Income before extraordinary item                                              4,565,535                4,457,992
         Extraordinary item-early extinguishment of
            debt (net of income tax benefit)                                             448,224                       --
                                                                                 ---------------            -------------

         Net income                                                              $     4,117,311            $   4,457,992
                                                                                 ===============            =============

         Per-share amounts:
           Basic earnings per common share before
             extraordinary item                                                  $           .20            $         .20
           Extraordinary item -- early extinguishment
             of debt                                                                        (.02)                      --
                                                                                 ---------------            -------------
           Basic earnings per common share                                       $           .18            $         .20
                                                                                 ===============            =============
           Diluted earnings per common share before
             extraordinary item                                                  $           .20            $         .20
           Extraordinary item -- early extinguishment
             of debt                                                                        (.02)                      --
                                                                                 ---------------            -------------
           Diluted earnings per common share                                     $           .18            $         .20
                                                                                 ===============            =============

         Cash dividends per common share:
           Class A                                                               $          .165            $        .165
                                                                                 ===============            =============
           Class B                                                               $          .150            $        .150
                                                                                 ===============            =============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED) THREE MONTHS ENDED DECEMBER 29, 2001 AND DECEMBER 30, 2000

                                 CLASS A                         CLASS B               PAID-IN
                              COMMON STOCK                    COMMON STOCK           CAPITAL IN
                       -------------------------       -------------------------      EXCESS OF       RETAINED
                          SHARES         AMOUNT          SHARES          AMOUNT       PAR VALUE       EARNINGS         TOTAL
                       -----------     ---------       -----------     ---------     -----------    ------------    ------------
Balance,
 September 30, 2000      9,932,614     $ 496,631        12,645,125     $ 632,256     $97,493,633    $133,065,730    $232,138,250
Net income                      --            --                --            --              --       4,457,992       4,457,992
Cash dividends                  --            --                --            --              --      (3,535,650)     (3,535,650)
Common stock
 conversions                 2,462           123            (2,462)         (123)             --              --              --
                       -----------     ---------       -----------     ---------     -----------    ------------    ------------

Balance,
 December 30, 2000       9,935,076     $ 496,754        12,642,663     $ 632,133     $97,943,633    $133,988,072    $233,060,592
                       ===========     =========       ===========     =========     ===========    ============    ============

Balance,
 September 29, 2001     10,005,107     $ 500,255        12,634,432     $ 631,722     $98,595,411    $136,772,824    $236,500,212
Net income                      --            --                --            --              --       4,117,311       4,117,311
Cash dividends                  --            --                --            --              --      (3,545,546)     (3,545,546)
Exercise of stock
 options                    44,100         2,205                --            --         467,092              --         469,297
Common stock
 conversions                    75             4               (75)           (4)             --              --              --
                       -----------     ---------       -----------     ---------     -----------    ------------    ------------

BALANCE,
 DECEMBER 29, 2001      10,049,282     $ 502,464        12,634,357     $ 631,718     $99,062,503    $137,344,589    $237,541,274
                       ===========     =========       ===========     =========     ===========    ============    ============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                             THREE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                  DECEMBER 29,                DECEMBER 30,
                                                                                      2001                       2000
                                                                                 --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $    4,117,311             $    4,457,992
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization expense                                            11,804,698                 11,149,897
    Extraordinary item-early extinguishment of
      debt (net of income tax benefit)                                                  448,224                         --
    Amortization of deferred gain on sale/leaseback
      of equipment                                                                     (211,795)                  (285,635)
    (Gain) loss on disposals of property
      & equipment                                                                    (1,834,436)                   222,576
    Receipt of advance payments on
      purchase contracts                                                              1,200,000                         --
    Recognition of advance payments on
      purchase contracts                                                               (801,667)                  (995,625)
    (Decrease) increase in deferred income
      taxes                                                                          (1,500,000)                 1,000,000
    Decrease (increase) in receivables                                                  441,008                 (7,881,123)
    (Increase) decrease in inventory                                                 (1,066,826)                 1,834,411
    Increase in other assets                                                         (9,356,052)                (1,663,394)
    Decrease in accounts payable                                                     (1,681,996)                (7,140,823)
                                                                                 --------------             --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             1,558,469                    698,276
                                                                                 --------------             --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of property and
  Equipment                                                                           4,127,306                  1,790,172
Capital expenditures                                                                 (9,761,557)               (16,943,444)
                                                                                 --------------             --------------
NET CASH USED BY INVESTING ACTIVITIES                                                (5,634,251)               (15,153,272)
                                                                                 --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt                                            272,280,684                 29,465,287
Principal payments of long-term debt                                               (182,395,085)               (15,430,488)
Proceeds from short-term borrowing, net                                                      --                  5,000,000
Proceeds from sale/lease back transactions                                                   --                  1,544,215
Proceeds from exercise of stock options                                                 469,297                         --
Dividends paid                                                                       (3,545,546)                (3,535,650)
                                                                                 --------------             --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            86,809,350                 17,043,364
                                                                                 --------------             --------------

NET INCREASE IN CASH                                                                 82,733,568                  2,588,368
Cash at Beginning of Period                                                          12,434,897                 11,176,013
                                                                                 --------------             --------------
CASH AT END OF PERIOD                                                            $   95,168,465             $   13,764,381
                                                                                 ==============             ==============

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Three Months Ended December 29, 2001 and December 30, 2000

A.       BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company's financial position as of December 29, 2001, and the results of operations, changes in stockholders' equity and cash flows for the three month periods ended December 29, 2001 and December 30, 2000. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the 2001 Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 20, 2001.

The results of operations for the three month period ended December 29, 2001 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three month period ended December 30, 2000 have been reclassified for comparative purposes.

B.       ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $385,837 and $339,938 at December 29, 2001 and September 29, 2001, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

                                                                               DECEMBER 29,               September 29,
                                                                                  2001                        2001
                                                                              --------------             --------------
         Accounts payable-trade                                               $   90,359,132             $   85,468,997
         Property, payroll, and other taxes payable                                8,057,203                 13,035,074
         Salaries, wages and bonuses payable                                       8,639,047                 11,994,229
         Self-insurance reserves                                                   7,096,659                  7,041,585
         Other                                                                    17,796,392                 18,206,012
                                                                              --------------             --------------
                                                                              $  131,948,433             $  135,745,897
                                                                              ==============             ==============

Self-insurance reserves are established for workers' compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers' compensation and $175,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers' compensation and medical care benefits, net of employee contributions, totaled $5.1 million and $3.7 million for the three month periods ended December 29, 2001 and December 30, 2000, respectively.

D.       LONG-TERM DEBT

On December 11, 2001 the Company closed a $250 million senior subordinated debt offering to mature in 2011. The notes were priced at 8-7/8% and issued at a discount to yield 9%. The proceeds were used to repay $162.4 million in existing indebtedness. In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $150 million. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002. After tax loan costs of $0.4 million, related to the repayment of debt, were expensed in the first quarter of fiscal 2002 and are classified as an extraordinary item-early extinguishment of debt, on the income statement.

E.       DIVIDENDS

On October 10, 2001, the Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock to stockholders of record on October 1, 2001.

F.       SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

                                                                                           THREE MONTHS ENDED
                                                                                 -----------------------------------------
                                                                                 DECEMBER 29,               December 30,
                                                                                     2001                       2000
                                                                                 --------------             --------------
         Interest (net of amount capitalized)                                    $   13,846,147             $   10,540,377

         Income taxes                                                                 1,938,094                    201,899

G.       EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                 THREE MONTHS ENDED
                                                          ----------------------------------
                                                           DECEMBER 29,          December 30,
                                                              2001                 2000
                                                          ------------         ------------
BASIC:
   Income before extraordinary item                       $  4,565,535         $  4,457,992
   Extraordinary item-early extinguishment of debt
     (net of income tax benefit)                               448,224                   --
                                                          ------------         ------------
   Net income                                             $  4,117,311         $  4,457,992
                                                          ============         ============
   Shares
     Weighted average number of common shares
       outstanding                                          22,645,252           22,577,739
                                                          ============         ============
   Basic earnings per common share before
     extraordinary item                                   $        .20         $        .20
   Extraordinary item-early extinguishment of debt                (.02)                  --
                                                          ------------         ------------
   Basic earnings per common share                        $        .18         $        .20
                                                          ============         ============
DILUTED:
   Income before extraordinary item                       $  4,565,535         $  4,457,992
   Extraordinary item-early extinguishment of debt
     (net of tax benefit)                                      448,224                   --
                                                          ------------         ------------
   Diluted earnings                                       $  4,117,311         $  4,457,992
                                                          ============         ============
   Shares
     Weighted average number of common shares and
       common stock equivalent shares outstanding           23,125,840           22,633,775
                                                          ============         ============
   Diluted earnings per common share before
     extraordinary item                                   $        .20         $        .20
   Extraordinary item-early extinguishment of debt                (.02)                  --
                                                          ------------         ------------
   Diluted earnings per common share                      $        .18         $        .20
                                                          ============         ============


H.       LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company's operations are domestic. Information about the Company's operations by lines of business (in thousands) is as follows:

                                                                THREE MONTHS ENDED
                                                          ---------------------------------
                                                          DECEMBER 29,         December 30,
                                                              2001                 2000
                                                          ------------         ------------
Revenues from unaffiliated customers:
  Grocery sales                                           $    475,932         $    485,241
  Shopping center rentals                                        3,999                3,943
  Fluid dairy                                                   23,512               19,454
                                                          ------------         ------------
Total revenues from unaffiliated customers                $    503,443         $    508,638
                                                          ============         ============

Income from operations:
  Grocery sales                                           $     10,488         $     13,413
  Shopping center rentals                                        2,620                2,556
  Fluid dairy                                                    2,761                2,053
                                                          ------------         ------------
Total income from operations                              $     15,869         $     18,022
                                                          ============         ============

                                                          DECEMBER 29,         September 29,
                                                              2001                 2001
                                                          ------------         ------------
Assets:
 Grocery sales                                            $    892,275         $    805,627
 Shopping center rentals                                       128,004              128,363
  Fluid dairy                                                   29,099               28,811
                                                          ------------         ------------
Total assets                                              $  1,049,378         $    962,801
                                                          ============         ============


Revenue from shopping center rentals is reported on the rental income, net line of the income statements. Grocery sales and fluid dairy revenues comprise the net sales reported.

The fluid dairy segment had $11.3 and $11.6 million in sales to the grocery sales segment for the three months ended December 29, 2001 and December 30, 2000, respectively. These sales have been eliminated in consolidation.

I.       NEW ACCOUNTING PRONOUNCEMENT

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements No. 141, "Business Combinations" ("FAS 141") and No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules on September 30, 2001. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations" that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

In October 2001, the FASB issued Statement No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of." It also supercedes the accounting and reporting provisions of APB Opinion No. 30 "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on its financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (83), North Carolina (61), South Carolina (31), Tennessee (24), Virginia (3) and Alabama (1). The Company's strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections.

Ingles also operates two other lines of business including fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 32% of its products to the retail grocery segment and approximately 68% of its products to other third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company's operations, providing both operational and economic benefit.

RESULTS OF OPERATIONS

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 29, 2001 and December 30, 2000 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous fiscal year. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note H "Lines of Business" to the Unaudited Consolidated Financial Statements.

                                                                    THREE MONTHS ENDED
                                                              ---------------------------------
                                                              DECEMBER 29,         December 30,
                                                                  2001                2000
                                                              ------------         ------------
Net sales                                                        100.0%               100.0%
Gross profit                                                      25.6%                25.5%
Operating and administrative
  expenses                                                        23.0%                22.4%
Rental income, net                                                 0.5%                 0.5%
Other income, net                                                  0.6%                  --
Income before interest and income taxes and
  extraordinary item                                               3.7%                 3.6%
Interest expense                                                   2.3%                 2.2%
Income before income taxes and extraordinary item                  1.4%                 1.4%
Income taxes                                                       0.5%                 0.5%
Income before extraordinary item                                   0.9%                 0.9%
Extraordinary item-early extinguishment of debt                    0.1%                  --
Net income                                                         0.8%                 0.9%
EBITDA margin(1)                                                   6.1%                 5.8%
EBITDAR margin (1)                                                 8.1%                 7.5%

------------------------

1) EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles' results of operations.

THREE MONTHS ENDED DECEMBER 29, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 30, 2000

Net Sales

Net sales for the three months ended December 29, 2001 decreased 1.0% to $499.4 million, compared to $504.7 million for the three months ended December 30, 2000. Comparable store sales also decreased 1.0% as compared to the same period last year.

The unseasonably warm climate in the December 2001 quarter had a negative effect on sales. In the winter, sales are very sensitive to weather as sales increase under threat of snowy and icy conditions. Under these conditions, customers tend to stockpile food and eat at home instead of dining out. Also, economic uncertainty has resulted in more conservative consumer spending. The decline in net sales was also in part attributable to the impact of a decrease in store count from 209 stores at the end of the December 2000 quarter to 203 stores at the end of the December 2001 quarter, as the company closed older, less profitable stores.

Retail square footage increased 1.2% to 9.1 million square feet at December 29, 2001 compared to 9.0 million square feet at December 30, 2000.

Gross Profit

Although gross profit for the three months ended December 29, 2001 decreased 0.4% to $128.0 million, compared to $128.6 million for the three months ended December 30, 2000, gross profit as a percentage of sales increased to 25.6% of sales from 25.5% of sales. Increased sales distribution in the higher margin perishable departments such as produce, frozen food, deli and bakery contributed to the higher gross margin, as a percentage of sales. Although we have seen more conservative consumer spending, this has primarily affected us in the grocery and meat departments. In the current economic environment, customers are more aware of advertised specials.

Operating and Administrative Expenses

Operating and administrative expenses increased 1.5% to $114.8 million, or 23.0% of sales, for the three months ended December 29, 2001, from $113.1 million, or 22.4% of sales, for the three months ended December 30, 2000. The increase in operating and administrative expenses, as a percentage of sales, resulted primarily from increases in insurance expense, equipment rent and depreciation expense.

Insurance costs increased primarily due to rising health care costs. The cost of our group medical plan, net of employee contributions, increased 30% for the December 2001 quarter over the December 2000 quarter. We increased employee premiums approximately 20% in October 2001 and are currently reviewing other avenues to control the growth of this cost. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Increases in depreciation expense resulted primarily from real estate depreciation on new stores, replacement stores and major remodel/expansions. A breakdown of the major increases in operating and administrative expenses, expressed as a percentage of sales, is as follows:

                  Insurance                        0.2%
                  Equipment rent                   0.2%
                  Depreciation expense             0.1%

Rental Income, Net

Rental income, net increased to $2.6 million for the three months ended December 2001 from $2.5 million for the three months ended December 2000. The improvement is a result of gross rental income increases of $0.2 million and operating cost increases of $0.1 million.

Other Income, Net

Other income, net increased $2.6 million to $2.7 million for the three months ended December 29, 2001 from $0.1 million for the three months ended December 30, 2000. During the December 2001 quarter, Ingles sold three tracts of land, all adjacent to store properties, for a gain of $1.8 million. An increase in vendor accounts payable audit income also contributed to the increase.

Interest Expense

Interest expense increased $0.3 million to $11.3 million for the three months ended December 29, 2001 from $11.0 million for the three months ended December 30, 2000. On December 11, 2001 the Company issued $250 million of 8-7/8% Senior Unsecured Subordinated Notes (the "Notes"), priced to yield 9%, maturing December 2011. The increase is the net result of interest accrued on the new Notes, partially offset by the early extinguishment of approximately $162.4 million in other debt with a portion of the Note proceeds.

Income Taxes

Income tax expense as a percentage of pre-tax income declined slightly to 36.7% in the December 2001 quarter compared to 37.2% in the December 2000 quarter.

Income Before Extraordinary Item

Income before the extraordinary item (discussed below) increased 2.4% to $4.6 million for the December 2001 quarter compared to $4.5 million for the December 2000 quarter. Diluted earnings per common share before the extraordinary item was $.20 in both quarters.

Extraordinary Item -- Early Extinguishment of Debt

The Company incurred $0.4 million (net of income tax benefit of $0.3 million) in costs in connection with the early retirement of $162.4 million of debt with the proceeds from the Notes in December 2001.

Net Income

Net income for the December 2001 quarter was $4.1 million, or 0.8 % of sales, compared to $4.5 million, or 0.9% of sales, for the December 2000 quarter. Basic and diluted earnings per common share were $.18 for the December 2001 quarter compared to $.20 for the December 2000 quarter.

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

Capital expenditures totaled $9.8 million for the three months ended December 29, 2001, including expenditures related to major remodeling/expansion of two stores and minor remodeling of three stores that were completed during the quarter. Capital expenditures also included costs related to one replacement store and six minor remodels expected to be completed during the balance of fiscal 2002, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company's distribution operation and its milk processing plant. Ingles current capital expenditure plans for the entire fiscal year 2002 include investments of approximately $75 million, including capital expenditures for stores to open in fiscal 2003.

Liquidity

The Company generated $1.6 million of cash from operations for the three months ended December 29, 2001. Increases of $9.4 million in other assets are primarily the result of underwriting fees and other prepaid costs related to issuance of the Notes.

Cash used by investing activities totaled $5.6 million. The primary use of this cash was the $9.8 million of capital expenditures during the period, which were partially offset by $4.1 million of proceeds from the sale of assets.

The Company generally funds its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the December 2001 quarter, the Company's financing activities provided $86.8 million in cash. Proceeds from long-term debt totaled $272.3 million, including the issuance of the $250 million Notes, while payments on long-term debt were $182.4 million, including the $162.4 million of early debt retirement with the proceeds from the Notes. As of December 29, 2001, the Company had unencumbered real property and equipment with a net book value of approximately $278 million.

At December 29, 2001, the Company had lines of credit with seven banks totaling $150 million; all of which were unused. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002. The Company does not anticipate drawing on its lines of credit for the balance of fiscal 2002, as cash proceeds from the Notes are used to repay current maturities of debt and fund capital expenditures. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 29, 2001.

The Company's principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such source of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements contain provisions restricting the ability of the Company to pay dividends to approximately $28.3 million, based on tangible net worth at December 29, 2001.

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

Impact of Inflation

Inflation in food prices during the first quarter of fiscal 2002 was slightly lower than the overall increase in the Consumer Price Index. During fiscal 2001 inflation in food prices was slightly higher than the overall increase in the Consumer Price Index. One of the Company's significant costs is labor, which increases with inflation.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 11, 2001 the Company closed a $250 million senior subordinated debt offering to mature in 2011. The notes were priced at 8-7/8% and issued at a discount to yield 9%. There have been no material changes in the market interest rates subsequent to the closing.

Part II.  Other Information.

Item 6.   Exhibits and Reports on Form 8-K

         (a)      Exhibits. None.

         (b) Reports on Form 8-K. There were no reports on Form 8-K filed by the Company for the quarter ended December 29, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.


                          INGLES MARKETS, INCORPORATED



Date:  February 11, 2002       /s/ Robert P. Ingle

                               Robert P. Ingle
                               Chairman of the Board and
                               Chief Executive Officer


Date:  February 11, 2002       /s/ Brenda S. Tudor

                               Brenda S. Tudor
                               Vice President-Finance and
                               Chief Financial Officer