Form 10-Q
period 2002-03-30
INGLES MARKETS INC
filed 2002-05-13
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission file number 0-14706.

INGLES MARKETS INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0846267 (I.R.S. Employer Identification No.)

P.O. Box 6676, Asheville NC (Address of principal executive offices)	28816 (Zip Code)

(828) 669-2941

Registrant’s telephone number, including area code

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  No .

         As of May 1, 2002, the Registrant had 10,125,632 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,634,207 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.

Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets

March 30, 2002 and September 29, 2001	3

Condensed Consolidated Statements of Income

Three Months Ended March 30, 2002 and March 31, 2001	5

Six Months Ended March 30, 2002 and March 31, 2001	6

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended March 30, 2002 and March 31, 2001	7

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 30, 2002 and March 31, 2001	8

Notes to Unaudited Interim Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Part II — Other Information

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 30,	SEPTEMBER 29,
	2002	2001
	(UNAUDITED)	(NOTE)

Current Assets:

Cash	$88,431,660	$12,434,897

Receivables	33,679,580	32,466,072

Inventories	179,422,525	185,359,164

Other	5,688,461	3,790,109

Total Current Assets	307,222,226	234,050,242

Property and Equipment – Net	711,032,037	724,443,414

Other Assets	11,271,908	4,307,374

Total Assets	$1,029,526,171	$962,801,030

NOTE:	The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 30,	SEPTEMBER 29,
	2002	2001
	(UNAUDITED)	(NOTE)

Current Liabilities:

Short-term loans and current portion of long-term debt	$53,248,918	$60,851,887

Accounts payable, accrued expenses and current portion of other long-term liabilities	126,007,957	135,745,897

Total Current Liabilities	179,256,875	196,597,784

Deferred Income Taxes	34,714,578	37,064,578

Long-Term Debt	572,953,338	488,693,496

Other Long-Term Liabilities	4,521,069	3,944,960

Total Liabilities	791,445,860	726,300,818

Stockholders’ Equity:

Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—

Common stocks:

Class A, $.05 par value; 150,000,000 shares authorized; 10,125,632 shares issued and outstanding March 30, 2002; 10,005,107 shares issued and outstanding September 29, 2001	506,282	500,255

Class B, $.05 par value; 100,000,000 shares authorized; 12,634,207 shares issued and outstanding March 30, 2002; 12,634,432 shares issued and outstanding September 29, 2001	631,710	631,722

Paid-in capital in excess of par value	99,855,765	98,595,411

Retained earnings	137,086,554	136,772,824

Total Stockholders’ Equity	238,080,311	236,500,212

Total Liabilities and Stockholders’ Equity	$1,029,526,171	$962,801,030

NOTE:	The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

	MARCH 30,	MARCH 31,
	2002	2001

Net sales	$493,155,353	$475,166,870

Cost of goods sold	360,679,834	349,808,108

Gross profit	132,475,519	125,358,762

Operating and administrative expenses	116,633,974	112,014,649

Rental income, net	2,693,594	2,742,601

Income from operations	18,535,139	16,086,714

Other income, net	481,456	662,000

Income before interest and income taxes	19,016,595	16,748,714

Interest expense	13,671,342	11,638,408

Income before income taxes	5,345,253	5,110,306

Income taxes:

Current	3,250,000	1,760,000

Deferred	(1,200,000)	200,000

	2,050,000	1,960,000

Income before extraordinary item	3,295,253	3,150,306

Extraordinary item — early extinguishment of debt (net of tax benefit)	—	—

Net income	$3,295,253	$3,150,306

Per share amounts:

Basic earnings per common share before extraordinary item	$0.15	$0.14

Extraordinary item – early extinguishment of debt	—	—

Basic earnings per common share	$0.15	$0.14

Diluted earnings per common share before extraordinary item	$0.14	$0.14

Extraordinary item – early extinguishment of debt	—	—

Diluted earnings per common share	$0.14	$0.14

Cash dividends per common share:

Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED

	MARCH 30,	MARCH 31,
	2002	2001

Net sales	$992,599,610	$979,861,664

Cost of goods sold	732,088,812	725,938,409

Gross profit	260,510,798	253,923,255

Operating and administrative expenses	231,420,370	225,113,328

Rental income, net	5,313,823	5,298,359

Income from operations	34,404,251	34,108,286

Other income, net	3,157,429	804,447

Income before interest and income taxes	37,561,680	34,912,733

Interest expense	25,000,892	22,704,435

Income before income taxes	12,560,788	12,208,298

Income taxes:

Current	7,400,000	3,400,000

Deferred	(2,700,000)	1,200,000

	4,700,000	4,600,000

Income before extraordinary item	7,860,788	7,608,298

Extraordinary item — early extinguishment of debt (net of tax benefit)	448,224	—

Net income	$7,412,564	$7,608,298

Per share amounts:

Basic earnings per common share before extraordinary item	$0.35	$0.34

Extraordinary item – early extinguishment of debt	(.02)	—

Basic earnings per common share	$0.33	$0.34

Diluted earnings per common share before extraordinary item	$0.34	$0.34

Extraordinary item – early extinguishment of debt	(.02)	—

Diluted earnings per common share	$0.32	$0.34

Cash dividends per common share:

Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
SIX MONTHS ENDED MARCH 30, 2002 AND MARCH 31, 2001

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL

Balance, September 30, 2000	9,932,614	$496,631	12,645,125	$632,256	$97,943,633	$133,065,730	$232,138,250

Net income	—	—	—	—	—	7,608,298	7,608,298

Cash dividends						(7,071,338)	(7,071,338)

Common stock conversions	9,337	467	(9,337)	(467)	—	—	—

Balance, March 31, 2001	9,941,951	$497,098	12,635,788	$631,789	$97,943,633	$133,602,690	$232,675,210

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212

Net income	—	—	—	—	—	7,412,564	7,412,564

Cash dividends	—	—	—	—	—	(7,098,834)	(7,098,834)

Exercise of stock options	120,300	6,015	—	—	1,260,354	—	1,266,369

Common stock conversions	225	12	(225)	(12)	—	—	—

Balance, March 30, 2002	10,125,632	$506,282	12,634,207	$631,710	$99,855,765	$137,086,554	$238,080,311

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED

	MARCH 30,	MARCH 31,
	2002	2001

Cash Flows from Operating Activities:

Net income	$7,412,564	$7,608,298

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization expense	23,952,015	22,280,261

Extraordinary item – early extinguishment of debt (net of income tax benefit)	448,224	—

Amortization of deferred gain on sale/leasebacks	(423,590)	(597,929)

(Gains) loss on disposals of property and equipment	(1,720,868)	161,466

Receipt of advance payments on purchases contracts	2,587,576	575,000

Recognition of advance payments on purchases contracts	(1,684,624)	(1,938,751)

(Decrease) increase in deferred income taxes	(2,700,000)	1,200,000

Increase in receivables	(2,305,508)	(3,715,826)

Decrease in inventory	5,936,639	3,358,228

Increase in other assets	(8,553,072)	(1,816,950)

Decrease in accounts payable and accrued expenses	(9,355,350)	(18,198,158)

Net Cash Provided by Operating Activities	13,594,006	8,915,639

Cash Flows from Investing Activities:

Proceeds from sales of property and equipment	6,997,671	1,851,282

Capital expenditures	(15,419,323)	(34,369,375)

Net Cash Used by Investing Activities	(8,421,652)	(32,518,093)

Cash Flows from Financing Activities:

Proceeds from issuance of long-term debt	272,280,684	34,343,287

Proceeds from short-term borrowings, net	—	35,000,000

Proceeds from sale/leaseback transactions	—	1,544,217

Principal payments on long-term debt	(195,623,810)	(39,194,780)

Proceeds from exercise of stock options	1,266,369	—

Dividends paid	(7,098,834)	(7,071,338)

Net Cash Provided by Financing Activities	70,824,409	24,621,386

Net Increase in Cash	75,996,763	1,018,932

Cash at beginning of period	12,434,897	11,176,013

Cash at End of Period	$88,431,660	$12,194,945

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Six Months Ended March 30, 2002 and March 31, 2001

A.     BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 30, 2002, and the results of operations, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended March 30, 2002 and March 31, 2001. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2001 filed by the Company under the Securities Exchange Act of 1934 on December 20, 2001.

The results of operations for the three-month and six-month periods ended March 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and six-month periods ended March 31, 2001 have been reclassified for comparative purposes.

B.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $429,729 and $339,938 at March 30, 2002 and September 29, 2001, respectively.

C.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	March 30,	September 29,
	2002	2001

Accounts payable-trade	$75,656,438	$85,468,997

Property, payroll, and other taxes payable	10,112,520	13,035,074

Salaries, wages and bonuses payable	9,602,002	11,994,229

Self-insurance reserves	6,892,427	7,041,585

Other	23,744,570	18,206,012

	$126,007,957	$135,745,897

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $175,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.4 million and $4.3 million for the three-month periods ended March 30, 2002 and March 31, 2001, respectively.

For the six-month periods ended March 30, 2002 and March 31, 2001, employee insurance expense, net of employee contributions, totaled $10.5 million and $7.9 million, respectively.

D.     LONG-TERM DEBT

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011. The notes bear an annual interest rate of 8-7/8% and were issued at a discount to yield 9%. A portion of the proceeds was used to repay $162.4 million in existing indebtedness. In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $150 million. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002.

After tax loan costs of $0.4 million, related to the repayment of debt, were expensed in the first quarter of fiscal 2002 and are classified as an extraordinary item-early extinguishment of debt, on the Company’s income statement.

E.     DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 16, 2002 and on October 10, 2001 to stockholders of record on January 7, 2002 and October 1, 2001, respectively.

F.     SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Six Months Ended

	March 30,	March 31,
	2002	2001

Interest (net of amount capitalized)	$20,698,551	$22,798,649

Income taxes	6,574,328	741,250

G.     EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month period indicated:

	Three Months Ended

	March 30,	March 31,
	2002	2001

BASIC:

Income before extraordinary item	$3,295,253	$3,150,306

Extraordinary item-early extinguishment of debt (net of income tax benefit)	—	—

Net income	$3,295,253	$3,150,306

Weighted average number of common shares outstanding	22,694,779	22,577,739

Basic earnings per common share before extraordinary item	$.15	$.14

Extraordinary item-early extinguishment of debt	—	—

Basic earnings per common share	$.15	$.14

DILUTED:

Income before extraordinary item	$3,295,253	$3,150,306

Extraordinary item-early extinguishment of debt (net of tax benefit)	—	—

Diluted earnings	$3,295,253	$3,150,306

Weighted average number of common shares and common stock equivalent shares outstanding	23,071,127	22,893,544

Diluted earnings per common share before extraordinary item	$.14	$.14

Extraordinary item-early extinguishment of debt	—	—

Diluted earnings per common share	$.14	$.14

         The following table sets forth the computation of basic and diluted earnings per share for the six-month period indicated:

	Six Months Ended

	March 30,	March 31,
	2002	2001

BASIC:

Income before extraordinary item	$7,860,788	$7,608,298

Extraordinary item-early extinguishment of debt (net of income tax benefit)	448,224	—

Net income	$7,412,564	$7,608,298

Weighted average number of common shares outstanding	22,670,015	22,577,739

Basic earnings per common share before extraordinary item	$.35	$.34

Extraordinary item-early extinguishment of debt	(.02)	—

Basic earnings per common share	$.33	$.34

DILUTED:

Income before extraordinary item	$7,860,788	$7,608,298

Extraordinary item-early extinguishment of debt (net of tax benefit)	448,224	—

Diluted earnings	$7,412,564	$7,608,298

Weighted average number of common shares and common stock equivalent shares outstanding	23,089,541	22,759,212

Diluted earnings per common share before extraordinary item	$.34	$.34

Extraordinary item-early extinguishment of debt	(.02)	—

Diluted earnings per common share	$.32	$.34

H.     LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Revenues from unaffiliated customers:

Grocery sales	$470,408	$453,827	$946,339	$939,068

Shopping center rentals	4,442	4,132	8,441	8,075

Fluid dairy	22,748	21,340	46,261	40,794

Total revenues from unaffiliated customers	$497,598	$479,299	$1,001,041	$987,937

Income from operations:

Grocery sales	$12,945	$11,170	$23,433	$24,583

Shopping center rentals	2,694	2,742	5,314	5,298

Fluid dairy	2,896	2,174	5,657	4,227

Total income from operations	$18,535	$16,086	$34,404	$34,108

	March 30,	September 29,
	2002	2001

Assets:

Grocery sales	$875,412	$805,627

Shopping center rentals	125,367	128,363

Fluid dairy	28,747	28,811

Total assets	$1,029,526	$962,801

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended March 30, 2002 and March 31, 2001, respectively, the fluid dairy segment has $11.0 and $10.9 million in sales to the grocery sales segment. The fluid dairy segment has $22.3 and $22.5 million in sales to the grocery sales segment in the six months ended March 30, 2002 and March 31, 2001, respectively. These sales have been eliminated in consolidation.

I. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules on September 30, 2001. The adoption of FAS 141 and FAS 142 did not have a material impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact adoption of this statement will have on its financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” Statement No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to be Disposed Of.” It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. Statement No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. The Company is currently assessing the impact adopting this statement will have on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (83), North Carolina (61), South Carolina (31), Tennessee (23), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. The Company recently began adding fuel centers and pharmacies at select store locations. The Company currently operates 14 in-store pharmacies and nine fuel centers.

Ingles also operates two other lines of business, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 32% of its products to the retail grocery segment and approximately 68% of its products to third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company’s operations, providing both operational and economic benefit.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

Asset Impairments

The Company accounted for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and, beginning in 2002, will account for it in accordance with FAS No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgements based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can be significantly impacted by changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. If the real estate and leasing markets change, the assumptions regarding sublease recovery could significantly impact the Company’s recorded liability.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 30, 2002 and March 31, 2001. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended

	March 30,	March 31,	March 30,	March 31,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%

Gross profit	26.9%	26.4%	26.3%	25.9%

Operating and administrative expenses	23.7%	23.6%	23.3%	23.0%

Rental income, net	0.6%	0.6%	0.5%	0.6%

Other income, net	0.1%	0.1%	0.3%	0.1%

Income before interest and income taxes	3.9%	3.5%	3.8%	3.6%

Interest expense	2.8%	2.4%	2.5%	2.3%

Income before income taxes and extraordinary item	1.1%	1.1%	1.3%	1.3%

Income taxes	0.4%	0.4%	0.5%	0.5%

Income before extraordinary item	0.7%	0.7%	0.8%	0.8%

Extraordinary item-early extinguishment of debt	—	—	0.1%	—

Net income	0.7%	0.7%	0.7%	0.8%

EBITDA margin(1)	6.3%	5.9%	6.2%	5.8%

EBITDAR margin (1)	8.5%	7.9%	8.3%	7.7%

1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles’ results of operations.

Three Months Ended March 30, 2002 Compared to the Three Months Ended March 31, 2001

Net Sales

Net sales for the three months ended March 30, 2002 increased 3.8% to $493.2 million, compared to $475.2 million for the three months ended March 31, 2001, in spite of the closing of seven stores since March 2001. Ingles is currently operating 201 stores, a net decrease of six stores from this time last year.

Comparable store sales for the same period grew 4.7%. In the current fiscal year, Easter fell on the day following the quarter end; therefore Easter related sales were included in the second quarter. In the prior fiscal year, Easter sales fell in the third quarter. Comparable store sales growth for the quarter excluding the effect of Easter sales grew 4.0%.

Gross Profit

Gross profit for the quarter ended March 30, 2002 increased 5.7% to 26.9% of sales compared to 26.4% of sales for the second quarter last year. The improvement, as a percentage of sales, results from a combination of increased sales in the expanded higher margin perishable departments, effective purchasing and inventory management, and an increased focus on loss control.

Operating and Administrative Expenses

Operating and administrative expenses for the quarter ended March 30, 2002 increased 4.1% to 23.7% of sales compared to 23.6% of sales for the second quarter last year.

The largest increase in operating and administrative expenses was insurance expense. Insurance expense for the March 2002 quarter increased 29.8% over the same quarter last year, primarily as a result of rising health care costs.

Payroll costs, as a percentage of sales, decreased to 9.3% of sales in the March 2002 quarter from 9.6% of sales in the March 2001 quarter due to the revision of the Company’s labor standards in October 2001 to reflect changes made in the merchandising and operation of the stores. The Company expects this improvement to continue as it has recently embarked on a new labor management initiative to schedule store labor more effectively.

Advertising expense during the March 2002 quarter, as compared to the same quarter of 2001, increased due to the timing of certain promotions and the receipt of an advertising rebate in fiscal 2001.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Insurance	0.3%

Salaries and wages	(0.4)%

Advertising	0.2%

Rental Income, Net

Rental income, net declined slightly for the March 2002 quarter over the comparable period in fiscal 2001. Gross rental income increased $0.2 million, while shopping center expenses (primarily depreciation) increased $0.2 million.

Other Income, Net

Other income, net declined $0.2 million for the March 2002 quarter over the comparable period in fiscal 2001. Interest income increased $0.3 million for the March 2002 quarter over the same quarter last year. Gains on the sales of assets of $0.3 million are included in other income, net in the March 2001 quarter. There were no significant sales of assets in the March 2002 quarter. The balance of the decrease resulted from various miscellaneous items.

Interest Expense

Interest expense increased $2.0 million to $13.6 million for the three months ended March 30, 2002 from $11.6 million for the three months ended March 31, 2001 due to the issuance in December 2001 of the Company’s $250 million 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”). A portion of the net proceeds of the Notes were used to repay $162.4 million of existing debt.

Income Taxes

Income tax expense, as a percentage of pre-tax income, remained stable at 38.4% for both periods.

Net Income

Net income for the March 2002 quarter increased 4.6% to $3.3 million compared to $3.2 million, for the March 2001 quarter. Net income, as a percentage of sales, was 0.7% for both three-month periods. Basic earnings per common share were $.15 for the March 2002 quarter compared to $.14 for the March 2001 quarter. Diluted earnings per common share were $.14 for both the March 2002 and the March 2001 quarters.

Six Months Ended March 30, 2002 Compared to the Six Months Ended March 31, 2001

Net Sales

Net sales for the six months ended March 30, 2002 increased 1.3% to $992.6 million, compared to $979.9 million for the six months ended March 31, 2001. Comparable store sales increased 1.8% for such period. During the March 2002 quarter, net sales growth and comparable store sales growth returned to the levels Ingles has experienced over the last few years. During the first quarter of 2002, unseasonably warm weather and a more conservative consumer-spending pattern had a negative effect on sales.

Gross Profit

Gross profit for the six months ended March 30, 2002 increased 2.6% to $260.5 million, or 26.3% of sales, compared to $253.9 million, or 25.9% of sales, for the six months ended March 31, 2001. Increased sales distribution in the higher margin perishable departments, effective purchasing and promotional strategies and an increased focus on loss control accounted for the increase.

Operating and Administrative Expenses

Operating and administrative expenses increased 2.8% to $231.4 million for the six months ended March 30, 2002, from $225.1 million for the six months ended March 31, 2001. As a percentage of sales, operating and administrative expenses increased to 23.3% for the March 2002 six-month period from 23.0% for the same period last year.

The total cost of insurance increased 24.4% or $2.3 million for the six months ended March 30, 2002 compared to the six months ended March 31, 2001. Health care costs for the same period, included in total insurance costs, increased $2.1 million or 42.5%. Effective in April

2002, the Company made comprehensive changes to its medical plan to curb the growth of health care costs, including increased employee contributions and higher deductibles, employee co-payments and out of pocket maximums.

Increased equipment rent expense and depreciation and amortization result primarily from the remodeling and replacement of existing stores. Payroll costs, as a percentage of sales, were reduced for the same reasons mentioned above in the three-month discussion.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Insurance	0.2%

Equipment rent expense	0.1%

Depreciation and amortization	0.1%

Payroll	(0.2)%

Rental Income, Net

Rental income, net remained stable at $5.3 million for both the March 2002 and the March 2001 six-month periods. Gross rental income increased $0.4 million, while shopping center expenses (primarily depreciation) increased $0.4 million.

Other Income, Net

Other income, net increased $2.4 million for the March 2002 six-month period over the comparable period in fiscal 2001. During the March 2002 six-month period, Ingles sold three tracts of land, all adjacent to store properties, for a gain of $1.8 million. An increase in interest income of $0.4 million for the March 2002 six-month period over the March 2001 six-month period resulted from interest received on the invested proceeds of the Notes.

Interest Expense

Interest expense increased $2.3 million to $25.0 million for the six months ended March 30, 2002 from $22.7 million for the six months ended March 31, 2001 primarily due to the issuance of the Notes on December 11, 2001. The increase is the net result of interest accrued on the Notes, partially offset by the early extinguishment of approximately $162.4 million in other debt with a portion of the Note proceeds.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 37.4% in the March 2002 six-month period compared to 37.7% in the March 2001 six-month period. The decrease is primarily attributable to higher state income taxes in the March 2001 six-month period.

Income Before Extraordinary Item

Income before the extraordinary item (discussed below) increased 3.3% to $7.9 million for the March 2002 six-month period compared to $7.6 million for the March 2001 six-month period. Diluted earnings per common share before the extraordinary item were $.34 in both six-month periods.

Extraordinary Item – Early Extinguishment of Debt

The Company incurred $0.4 million in costs, net of income tax benefit of $0.3 million, in connection with the early retirement of $162.4 million of debt with a portion of the proceeds from the Notes in December 2001.

Net Income

Net income for the March 2002 six-month period was $7.4 million compared to $7.6 million for the March 2001 six-month period. Net income, as a percentage of sales, was 0.8% for both six-month periods. Basic earnings per common share were $.33 for the March 2002 six-month period compared to $.34 for the March 2001 six-month period. Diluted earnings per common share were $.32 for the March 2002 six-month period compared to $.34 for the March 2001 six-month period.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and a broad selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected stores, the relocation of selected stores to larger, more convenient locations and the completion of minor remodeling of its remaining stores.

Capital expenditures totaled $15.4 million for the six months ended March 30, 2002, including expenditures related to the major remodel/expansion of two stores and the minor remodeling of five stores completed during this period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 2002 and in fiscal 2003, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company’s distribution operation and its milk processing plant. During the balance of this fiscal year Ingles plans to open one new store and one replacement store and complete four minor remodels. Ingles’ capital expenditure plans for the balance of fiscal year 2002 include investments of approximately $59.6 million, the majority of which will be spent for projects to be completed in fiscal 2003.

Liquidity

The Company generated $13.6 million of cash from operations for the six months ended March 30, 2002.

Net cash used by investing activities totaled $8.4 million. The primary use of this cash was the $15.4 million of capital expenditures during the period, which was partially offset by $7.0 million of net proceeds from the sale of assets.

The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the March 2002 six-month period, the Company’s financing activities provided $70.8 million in cash. Proceeds from long-term debt totaled $272.3 million, including the issuance of the $250 million Notes, while payments on long-term debt were $195.6 million, including the $162.4 million of early debt retirement with a portion of the proceeds from the Notes. At March 30, 2002, the Company had lines of credit with seven banks totaling $150 million; all of which were unused. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002. The Company does not anticipate drawing on its lines of credit for the balance of fiscal 2002, as cash proceeds from the Notes are used to repay current maturities of debt and fund capital expenditures. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 30, 2002.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 30, 2002, the Company had unencumbered real property and equipment with a net book value of approximately $272 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

In addition, it is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed below under “Forward Looking Statements”. It is also possible, for such reasons, that the results of operations from new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions providing minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $28.8 million, based on tangible net worth at March 30, 2002. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes.

Impact of Inflation

Inflation in food prices during the first six months of fiscal 2002 and during fiscal 2001 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, relating to, among other things, capital expenditures, cost reduction, operating improvements and expected results. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent risks and uncertainties including, among others: business and economic conditions generally in the Company’s operating area; pricing pressures and other competitive factors; results of the Company’s programs to reduce costs and achieve improvements in operating results; and the availability and terms of financing. Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 11, 2001 the Company closed the offering of the Notes. The Notes bear interest at a rate of 8-7/8% and were issued at a discount to yield 9%. There have been no material changes in the market interest rates subsequent to the closing.

Part II. Other Information.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 12, 2002. Two matters were submitted to a vote of the stockholders at this meeting, (1) the election of ten directors to serve until the 2003 Annual Meeting of Stockholders and (2) the Proposal to Approve the Ingles Markets, Incorporated Amended and Restated 1997 NonQualified Stock Option Plan. The voting results are as follows:

(1)	The first matter submitted to a vote was the election of ten directors for the ensuing year. Charles L. Gaither, Jr., John O. Pollard, and J. Alton Wingate were elected by the holders of Class A Common Stock by the following votes: (a) Mr. Gaither: 8,367,821 votes for, 1,140,799 votes withheld, 0 abstentions and 0 broker nonvotes; (b) Mr. Pollard: 8,662,778 votes for, 845,842 votes withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Wingate: 8,667,833 votes for, 840,787 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Vaughn C. Fisher, Anthony S. Federico, Robert P. Ingle, II, Charles E. Russell, Laura Ingle Sharp and Brenda S. Tudor were each elected by the holders of Class B Common Stock by the following vote: 12,388,155 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes.

(2)	The second matter submitted to a vote was the Proposal to Approve the Ingles Markets, Incorporated Amended and Restated 1997 NonQualified Stock Option Plan. The holders of Class A Common Stock approved the matter by votes of 4,766,927 for, 2,915,181 against and 78,503 abstained. The holders of Class B Common Stock voted 12,381,705 for, 4,650 against and 1,800 abstained.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. None.

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date:	May 13, 2002	-s- Robert P. Ingle Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date:	May 13, 2002	-s- Brenda S. Tudor Brenda S. Tudor Vice President-Finance and Chief Financial Officer