Form 10-Q
period 2002-06-29
INGLES MARKETS INC
filed 2002-08-13
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-14706.

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 6676, Asheville NC	28816

(Address of principal executive offices)	(Zip Code)

(828) 669-2941

Registrant’s telephone number, including area code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐.

     As of August 1, 2002, the Registrant had 10,179,657 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,608,082 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets June 29, 2002 and September 29, 2001	3
Condensed Consolidated Statements of Income
Three Months Ended June 29, 2002 and June 30, 2001	5
Nine Months Ended June 29, 2002 and June 30, 2001	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity Nine Months Ended June 29, 2002 and June 30, 2001	7
Condensed Consolidated Statements of Cash Flows Nine Months Ended June 29, 2002 and June 30, 2001	8
Notes to Unaudited Interim Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	24
Signatures	25

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	JUNE 29,	SEPTEMBER 29,
	2002	2001
	(UNAUDITED)	(NOTE)

Current Assets:
Cash	$67,449,468	$12,434,897
Receivables	29,223,575	32,466,072
Inventories	184,548,425	185,359,164
Other	6,185,278	3,790,109

Total Current Assets	287,406,746	234,050,242
Property and Equipment – Net	712,803,618	724,443,414
Other Assets	13,648,832	4,307,374

Total Assets	$1,013,859,196	$962,801,030

NOTE:	The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	JUNE 29,	SEPTEMBER 29,
	2002	2001
	(UNAUDITED)	(NOTE)

Current Liabilities:
Short-term loans and current portion of long-term debt	$48,515,958	$60,851,887
Accounts payable, accrued expenses and current portion of other long-term liabilities	129,188,130	135,745,897

Total Current Liabilities	177,704,088	196,597,784
Deferred Income Taxes	36,864,578	37,064,578
Long-Term Debt	557,046,982	488,693,496
Other Long-Term Liabilities	3,865,846	3,944,960

Total Liabilities	775,481,494	726,300,818

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,179,507 shares issued and outstanding June 29, 2002; 10,005,107 shares issued and outstanding September 29, 2001	508,975	500,255
Class B, $.05 par value; 100,000,000 shares authorized; 12,608,232 shares issued and outstanding June 29, 2002; 12,634,432 shares issued and outstanding September 29, 2001	630,411	631,722
Paid-in capital in excess of par value	100,148,857	98,595,411
Retained earnings	137,089,459	136,772,824

Total Stockholders’ Equity	238,377,702	236,500,212

Total Liabilities and Stockholders’ Equity	$1,013,859,196	$962,801,030

NOTE:	The balance sheet at September 29, 2001 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

	JUNE 29,	JUNE 30,
	2002	2001

Net sales	$482,952,623	$484,734,506
Cost of goods sold	353,780,308	356,100,404

Gross profit	129,172,315	128,634,102
Operating and administrative expenses	112,858,578	114,101,554
Rental income, net	2,724,797	2,774,045

Income from operations	19,038,534	17,306,593
Other income, net	386,695	2,427,081

Income before interest and income taxes	19,425,229	19,733,674
Interest expense	13,532,646	10,011,839

Income before income taxes	5,892,583	9,721,835

Income taxes:
Current	700,000	3,200,000
Deferred	1,500,000	600,000

	2,200,000	3,800,000

Income before extraordinary item	3,692,583	5,921,835
Extraordinary item — early extinguishment of debt (net of tax benefit)	124,247	—

Net income	$3,568,336	$5,921,835

Per share amounts:
Basic earnings per common share before extraordinary item	$0.16	$0.26
Extraordinary item – early extinguishment of debt	—	—

Basic earnings per common share	$0.16	$0.26

Diluted earnings per common share before extraordinary item	$0.16	$0.26
Extraordinary item – early extinguishment of debt	—	—

Diluted earnings per common share	$0.16	$0.26

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED

	JUNE 29,	JUNE 30,
	2002	2001

Net sales	$1,475,552,233	$1,464,596,170
Cost of goods sold	1,085,869,119	1,082,038,813

Gross profit	389,683,114	382,557,357
Operating and administrative expenses	344,278,949	339,214,882
Rental income, net	8,038,620	8,072,404

Income from operations	53,442,785	51,414,879
Other income, net	3,544,124	3,231,528

Income before interest and income taxes	56,986,909	54,646,407
Interest expense	38,533,538	32,716,274

Income before income taxes	18,453,371	21,930,133

Income taxes:
Current	8,100,000	6,600,000
Deferred	(1,200,000)	1,800,000

	6,900,000	8,400,000

Income before extraordinary item	11,553,371	13,530,133
Extraordinary item — early extinguishment of debt (net of tax benefit)	572,471	—

Net income	$10,980,900	$13,530,133

Per share amounts:
Basic earnings per common share before extraordinary item	$0.51	$0.60
Extraordinary item – early extinguishment of debt	(0.02)	—

Basic earnings per common share	$0.49	$0.60

Diluted earnings per common share before extraordinary item	$0.50	$0.60
Extraordinary item – early extinguishment of debt	(0.02)	—

Diluted earnings per common share	$0.48	$0.60

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
NINE MONTHS ENDED JUNE 29, 2002 AND JUNE 30, 2001

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL

Balance, September 30, 2000	9,932,614	$496,631	12,645,125	$632,256	$97,943,633	$133,065,730	$232,138,250
Net income	—	—	—	—	—	13,530,133	13,530,133
Cash dividends	—	—	—	—	—	(10,607,130)	(10,607,130)
Exercise of stock options	59,000	2,950	—	—	622,187	—	625,137
Common stock conversions	9,787	489	(9,787)	(489)	—	—	—

Balance, June 30, 2001	10,001,401	$500,070	12,635,338	$631,767	$98,565,820	$135,988,733	$235,686,390

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	10,980,900	10,980,900
Cash dividends	—	—	—	—	—	(10,664,265)	(10,664,265)
Exercise of stock options	148,200	7,409	—	—	1,553,446	—	1,560,855
Common stock conversions	26,200	1,311	(26,200)	(1,311)	—	—	—

Balance, June 29, 2002	10,179,507	$508,975	12,608,232	$630,411	$100,148,857	$137,089,459	$238,377,702

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED

	JUNE 29,	JUNE 30,
	2002	2001

Cash Flows from Operating Activities:
Net income	$10,980,900	$13,530,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	36,072,091	33,532,337
Extraordinary item – early extinguishment of debt (net of income tax benefit)	572,471	—
Amortization of deferred gain on sale/leasebacks	(635,386)	(939,676)
Gains on disposals of property and equipment	(1,275,168)	(1,293,482)
Receipt of advance payments on purchases contracts	2,756,871	575,000
Recognition of advance payments on purchases contracts	(2,586,069)	(2,806,875)
(Decrease) increase in deferred income taxes	(1,200,000)	1,800,000
Decrease (increase) in receivables	1,700,497	(7,247,260)
Decrease in inventory	810,739	650,586
Increase in other assets	(10,942,455)	(1,660,238)
(Decrease) increase in accounts payable and accrued expenses	(8,957,227)	1,819,371

Net Cash Provided by Operating Activities	27,297,264	37,959,896

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	7,031,083	4,775,343
Capital expenditures	(26,227,924)	(58,903,031)

Net Cash Used by Investing Activities	(19,196,841)	(54,127,688)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt	272,280,684	35,208,287
Proceeds from short-term borrowings, net	—	35,000,000
Proceeds from sale/leaseback transactions	—	1,544,215
Principal payments on long-term debt	(216,263,126)	(44,162,294)
Proceeds from exercise of stock options	1,560,855	625,137
Dividends paid	(10,664,265)	(10,607,130)

Net Cash Provided by Financing Activities	46,914,148	17,608,215

Net Increase in Cash	55,014,571	1,440,423
Cash at beginning of period	12,434,897	11,176,013

Cash at End of Period	$67,449,468	$12,616,436

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Nine Months Ended June 29, 2002 and June 30, 2001

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 29, 2002, and the results of operations, changes in stockholders’ equity and cash flows for the three- month and nine-month periods ended June 29, 2002 and June 30, 2001. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2001 filed by the Company under the Securities Exchange Act of 1934 on December 20, 2001.

The results of operations for the three-month and nine-month periods ended June 29, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 30, 2001 have been reclassified for comparative purposes.

B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $473,028 and $339,938 at June 29, 2002 and September 29, 2001, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 29,	September 29,
	2002	2001

Accounts payable-trade	$81,400,887	$85,468,997
Property, payroll, and other taxes payable	11,908,935	13,035,074
Salaries, wages and bonuses payable	10,805,287	11,994,229
Self-insurance reserves	7,266,260	7,041,585
Other	17,806,761	18,206,012

	$129,188,130	$135,745,897

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $175,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $4.9 million and $5.1 million for the three-month periods ended June 29, 2002 and June 30, 2001, respectively.

For the nine-month periods ended June 29, 2002 and June 30, 2001, employee insurance expense, net of employee contributions, totaled $15.4 million and $13.0 million, respectively.

D. LONG-TERM DEBT

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011. The notes bear an annual interest rate of 8-7/8% and were issued at a discount to yield 9%. A portion of the proceeds was used to repay $170.0 million in existing indebtedness. In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $150 million. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002.

After-tax loan costs of $0.6 million, related to the repayment of debt, were expensed in fiscal 2002 and are classified as an extraordinary item-early extinguishment of debt, on the Company’s income statement.

E. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 10, 2002, January 16, 2002 and on October 10, 2001 to stockholders of record on April 1, 2002, January 7, 2002 and October 1, 2001, respectively.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Nine Months Ended

	JUNE 29,	JUNE 30,
	2002	2001

Interest (net of amount capitalized)	$39,273,586	$32,919,301
Income taxes	7,191,852	714,098

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month period indicated:

	Three Months Ended

	JUNE 29,	JUNE 30,
	2002	2001

BASIC:
Income before extraordinary item	$3,692,583	$5,921,835
Extraordinary item-early extinguishment of debt (net of income tax benefit)	124,247	—

Net income	$3,568,336	$5,921,835

Weighted average number of common shares outstanding	22,776,351	22,579,252

Basic earnings per common share before extraordinary item	$.16	$.26
Extraordinary item-early extinguishment of debt	—	—

Basic earnings per common share	$.16	$.26

DILUTED:
Income before extraordinary item	$3,692,583	$5,921,835
Extraordinary item-early extinguishment of debt (net of income tax benefit)	124,247	—

Diluted earnings	$3,568,336	$5,921,835

Weighted average number of common shares and common stock equivalent shares outstanding	23,276,578	22,995,877

Diluted earnings per common share before extraordinary item	$.16	$.26
Extraordinary item-early extinguishment of debt	—	—

Diluted earnings per common share	$.16	$.26

The following table sets forth the computation of basic and diluted earnings per share for the nine-month period indicated:

	Nine Months Ended

	JUNE 29,	JUNE 30,
	2002	2001

BASIC:
Income before extraordinary item	$11,553,371	$13,530,133
Extraordinary item-early extinguishment of debt (net of income tax benefit)	572,471	—

Net income	$10,980,900	$13,530,133

Weighted average number of common shares outstanding	22,705,461	22,577,955

Basic earnings per common share before extraordinary item	$.51	$.60
Extraordinary item-early extinguishment of debt	(.02)	—

Basic earnings per common share	$.49	$.60

DILUTED:
Income before extraordinary item	$11,553,371	$13,530,133
Extraordinary item-early extinguishment of debt (net of income tax benefit)	572,471	—

Diluted earnings	$10,980,900	$13,530,133

Weighted average number of common shares and common stock equivalent shares outstanding	23,141,537	22,841,380

Diluted earnings per common share before extraordinary item	$.50	$.60
Extraordinary item-early extinguishment of debt	(.02)	—

Diluted earnings per common share	$.48	$.60

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2002	2001	2002	2001

Revenues from unaffiliated customers:
Grocery sales	$459,857	$461,898	$1,406,196	$1,400,966
Shopping center rentals	4,346	4,148	12,787	12,223
Fluid dairy	23,095	22,836	69,356	63,630

Total revenues from unaffiliated customers	$487,298	$488,882	$1,488,339	$1,476,819

Income from operations:
Grocery sales	$13,194	$11,998	$36,628	$36,581
Shopping center rentals	2,725	2,774	8,039	8,072
Fluid dairy	3,119	2,535	8,776	6,762

Total income from operations	$19,038	$17,307	$53,443	$51,415

	JUNE 29,	September 29,
	2002	2001

Assets:
Grocery sales	$855,766	$805,627
Shopping center rentals	129,364	128,363
Fluid dairy	28,729	28,811

Total assets	$1,013,859	$962,801

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended June 29, 2002 and June 30, 2001, respectively, the fluid dairy segment had $11.0 and $10.8 million in sales to the grocery sales segment. The fluid dairy segment had $33.3 million in sales to the grocery sales segment in both nine-month periods. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

Asset Impairments

The Company accounted for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and, beginning in fiscal 2003, will account for it in accordance with FAS No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgements based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

For properties to be closed that are under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 29, 2002 and June 30, 2001. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing store that is closed nearby. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended

	JUNE 29,	JUNE 30,	JUNE 29,	JUNE 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.8%	26.5%	26.4%	26.1%
Operating and administrative expenses	23.4%	23.5%	23.3%	23.2%
Rental income, net	0.5%	0.6%	0.5%	0.6%
Income from operations	3.9%	3.6%	3.6%	3.5%
Other income, net	0.1%	0.5%	0.2%	0.2%
Income before interest and income taxes	4.0%	4.1%	3.8%	3.7%
Interest expense	2.8%	2.1%	2.6%	2.2%
Income before income taxes and extraordinary item	1.2%	2.0%	1.2%	1.5%
Income taxes	0.4%	0.8%	0.4%	0.6%
Income before extraordinary item	0.8%	1.2%	0.8%	0.9%
Extraordinary item-early extinguishment of debt	0.1%	—	0.1%	—
Net income	0.7%	1.2%	0.7%	0.9%
EBITDA margin(1)	6.5%	6.4%	6.3%	6.0%
EBITDAR margin (1)	8.7%	8.5%	8.4%	8.0%

1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles’ results of operations.

Three Months Ended June 29, 2002 Compared to the Three Months Ended June 30, 2001

Net Sales

Net sales for the three months ended June 29, 2002 decreased 0.4% to $483.0 million, compared to $484.7 million for the three months ended June 30, 2001. The decrease in net sales resulted primarily from the closing of older stores and the effect of the timing of the Easter holiday.

Ingles operated 201 stores at the end of June 2002 compared to 206 stores at the end of June 2001. In the current fiscal year, Easter fell on the day following the second quarter end, therefore Easter related sales were included in the results for the second quarter. In the prior fiscal year, Easter sales fell in the third quarter.

Comparable store sales for the same period grew 0.3%. Adjusted for the effects of the Easter holiday, comparable store sales for the fourteen weeks ended June 29, 2002 grew 1.2% compared to the fourteen weeks ended June 30, 2001. Both fourteen-week periods include Easter sales.

Gross Profit

Gross profit for the quarter ended June 29, 2002 increased 0.4% to 26.8% of sales compared to 26.5% of sales for the third quarter last year. The improvement, as a percentage of sales, results from a combination of increased sales distribution in the higher margin produce and deli departments, an increased focus on loss control and increased gross margin in the Company’s milk processing subsidiary.

Operating and Administrative Expenses

Operating and administrative expenses for the quarter ended June 29, 2002 decreased 1.1% to 23.4% of sales compared to 23.5% of sales for the third quarter last year.

Salaries and wages, as a percentage of sales, decreased to 9.3% of sales in the June 2002 quarter from 9.6% of sales in the June 2001 quarter due to the revision of the Company’s labor standards during fiscal 2002 to reflect changes made in the merchandising and operation of the stores. A new electronic program for front end labor scheduling is approximately 75% complete at this time and should be 100% complete in August of 2002.

Advertising expense during the June 2002 quarter, as compared to the same quarter of 2001, declined due to the timing of certain promotions.

Depreciation expense increased due to the remodeling and replacement of certain store locations during the prior and current fiscal periods.

Changes made to the Company’s health insurance plan in April 2002 helped to curb the growth of this rapidly rising cost resulting in a 3.1% increase in insurance costs for the three-month period compared to a 16.4% increase for the nine-month period.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Salaries and wages	(0.3)%
Advertising	(0.1)%
Depreciation	0.2%

Rental Income, Net

Rental income, net declined slightly for the June 2002 quarter over the comparable period in fiscal 2001. Gross rental income increased $0.2 million, while shopping center expenses (primarily depreciation) increased $0.2 million.

Other Income, Net

Other income, net declined $2.0 million for the June 2002 quarter over the comparable period in fiscal 2001. Interest income increased $0.3 million for the June 2002 quarter over the same quarter last year. Losses on disposals of assets in the June 2002 quarter of $0.3 million includes a charge of $0.4 million for the write off of leasehold improvements from the termination of a lease on a closed store. Gains on the sales of assets in the June 2001 quarter of $1.7 million included gains of $1.3 million from the sale of land adjacent to an existing store and the sale of an older leased store to another supermarket chain. The balance of the decrease in other income, net resulted from various miscellaneous items.

Interest Expense

Interest expense increased $3.5 million to $13.5 million for the three months ended June 29, 2002 from $10.0 million for the three months ended June 30, 2001 due to the issuance in December 2001 of the Company’s $250 million 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”). A portion of the net proceeds of the Notes was used to repay $170.0 million of existing debt. Debt retired with the proceeds generally had lower interest rates than the Notes.

In addition, interest capitalized on the construction of assets declined $0.6 million in the June 2002 quarter compared to the June 2001 quarter due to a reduction in capital expenditures.

Income Taxes

Income tax expense, as a percentage of pre-tax income, declined to 37.3% for the June 2002 quarter compared to 39.1% for the June 2001 quarter. The decrease is primarily attributable to higher state income taxes in the June 2001 quarter.

Income Before Extraordinary Item

Income before the extraordinary item (discussed below) for the June 2002 quarter decreased 37.6% to $3.7 million compared to $5.9 million, for the June 2001 quarter. Diluted earnings per common share before the extraordinary item were $.16 for the June 2002 quarter and $.26 for the June 2001 quarter. Increased interest expense and the difference in gains on the disposal of assets were the primary factors contributing to the decrease.

Extraordinary Item – Early Extinguishment of Debt

The Company incurred $0.2 million in costs, net of income tax benefit of $0.1 million, in connection with the early retirement of $7.6 million of debt during the June 2002 quarter.

Net Income

Net income for the June 2002 quarter was $3.6 million compared to $5.9 million for the June 2001 quarter. Net income, as a percentage of sales, was 0.7% for the June 2002 quarter compared to 1.2% for the June 30, 2001 quarter. Basic and diluted earnings per common share were $.16 for the June 2002 quarter compared to $.26 for the June 2001 quarter.

Nine Months Ended June 29, 2002 Compared to the Nine Months Ended June 30, 2001

Net Sales

Net sales for the nine months ended June 29, 2002 increased 0.8% to $1.476 billion, compared to $1.465 billion for the nine months ended June 30, 2001. Comparable store sales increased 1.3% for the same period. Sales increased in spite of the closing of six stores since June 2001, while opening only one new store. Retail square footage increased 0.2% from 9.1 million square feet at June 29, 2002 compared to 9.0 million square feet at June 30, 2001.

Gross Profit

Gross profit for the nine months ended June 29, 2002 increased 1.9% to $389.7 million, or 26.4% of sales, compared to $382.6 million, or 26.1% of sales, for the nine months ended June 30, 2001. Increased sales distribution in the higher margin perishable departments, effective purchasing and promotional strategies and an increased focus on loss control accounted for the increase.

Operating and Administrative Expenses

Operating and administrative expenses increased 1.5% to $344.3 million for the nine months ended June 29, 2002, from $339.2 million for the nine months ended June 30, 2001. As a percentage of sales, operating and administrative expenses increased to 23.3% for the June 2002 nine-month period from 23.2% for the same period last year.

Salaries and wages, as a percentage of sales, decreased to 9.3% of sales in the June 2002 nine-month period from 9.5% of sales in the June 2001 nine-month period due to the revision of the Company’s labor standards during fiscal 2002 to reflect changes made in the merchandising and operation of the stores. A new electronic program for front end labor scheduling is approximately 75% complete at this time and should be 100% complete in August of 2002.

The total cost of insurance increased 16.4% or $2.4 million for the nine months ended June 29, 2002 compared to the nine months ended June 30, 2001. Health care costs for the same period, included in total insurance costs, increased $1.2 million or 14.9%. Effective in April 2002, the Company made comprehensive changes to its medical plan to curb the growth of health care costs, including increased employee contributions and higher deductibles, employee co-payments and out of pocket maximums. Cost of the Company’s self-insured workers’ compensation program increased 22.4% or $1.0 million for the nine months ended June 29, 2002 compared to the nine months ended June 30, 2001 due primarily to increased health care costs.

Depreciation expense increased due to the remodeling and replacement of certain store locations during the prior and current fiscal periods.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Payroll	(0.2)%
Insurance	0.2%
Depreciation and amortization	0.1%

Rental Income, Net

Rental income, net declined slightly to $8.0 million for the June 2002 nine-month period from $8.1 million for the June 2001 nine-month period. Gross rental income increased $0.6 million, while shopping center expenses (primarily depreciation) increased $0.5 million.

Other Income, Net

Other income, net increased $0.3 million for the June 2002 nine-month period over the comparable period in fiscal 2001. An increase in interest income of $0.7 million for the June 2002 nine-month period over the June 2001 nine-month period resulted from interest received on the invested proceeds of the Notes. A $0.4 million decrease in various miscellaneous items partially offset this increase.

Interest Expense

Interest expense increased $5.8 million to $38.5 million for the nine months ended June 29, 2002 from $32.7 million for the nine months ended June 30, 2001 primarily due to the issuance of the Notes on December 11, 2001. The increase is the net result of interest paid on the Notes, partially offset by the early extinguishment of approximately $170.0 million in other debt with a portion of the Note proceeds. Debt retired with the proceeds generally had lower interest rates than the Notes.

In addition, interest capitalized on the construction of assets declined $1.5 million in the June 2002 nine-month period compared to the June 2001 nine-month period due to a reduction in capital expenditures.

Income Taxes

Income tax expense as a percentage of pre-tax income decreased to 37.4% in the June 2002 nine-month period compared to 38.3% in the June 2001 nine-month period. The decrease is primarily attributable to higher state income taxes in the June 2001 nine-month period.

Income Before Extraordinary Item

Income before the extraordinary item (discussed below) decreased 14.6% to $11.6 million for the June 2002 nine-month period compared to $13.5 million for the June 2001 nine-month period. Diluted earnings per common share before the extraordinary item were $.50 for the June 2002 nine-month period and $.60 for the June 2001 nine-month period.

Extraordinary Item – Early Extinguishment of Debt

The Company incurred $0.6 million in costs, net of income tax benefit of $0.4 million, in connection with the early retirement of $170.0 million of debt with a portion of the proceeds from the Notes offering in December 2001.

Net Income

Net income for the June 2002 nine-month period was $11.0 million compared to $13.5 million for the June 2001 nine-month period. Net income, as a percentage of sales, was 0.7% for the June 2002 nine-month period compared to 0.9% for the June 30, 2001 nine-month period. Basic earnings per common share were $.49 for the June 2002 nine-month period compared to $.60 for the June 2001 nine-month period. Diluted earnings per common share were $.48 for the June 2002 nine-month period compared to $.60 for the June 2001 nine-month period.

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

Capital expenditures totaled $26.2 million for the nine months ended June 29, 2002, including expenditures related to the major remodel/expansion of two stores and the minor remodeling of eight stores completed during this period. Capital expenditures also included costs related to new stores to be opened and remodels to be completed during the balance of fiscal 2002 and in fiscal 2003, as well as costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, and capital expenditures related to the Company’s distribution operation and its milk processing plant. During the balance of this fiscal year Ingles plans to open one replacement store and complete three minor remodels. The Company has revised capital expenditure plans for the year to approximately $45 million including expenditures for stores to open in fiscal 2003.

Liquidity

The Company generated $27.3 million of cash from operations for the nine months ended June 29, 2002.

Net cash used by investing activities totaled $19.2 million. The primary uses of cash were the $26.2 million of capital expenditures during the period, partially offset by $7.0 million of net proceeds from the sale of assets.

The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the June 2002 nine-month period, the Company’s financing activities provided $46.9 million in cash. Proceeds from long-term debt totaled $272.3 million, including the issuance of the $250 million Notes, while payments on long-term debt were $216.3 million, including the $170.0 million of early debt retirement with a portion of the proceeds from the Notes. At June 29, 2002, the Company had lines of credit with seven banks totaling $150 million; all of which were unused. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matures in October 2002. The Company does not anticipate drawing on its lines of credit for the balance of fiscal 2002, as cash proceeds from the Notes continue to be used to repay current maturities of debt and fund capital expenditures. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 29, 2002.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 29, 2002, the Company had unencumbered real property and equipment with a net book value of approximately $273 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $29.3 million, based on tangible net worth at June 29, 2002. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes.

Impact of Inflation

Inflation in food prices during the first nine months of fiscal 2002 and during fiscal 2001 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

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

Part II. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.
	1)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350
	2)	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350
(b)	Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended June 29, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 13, 2002	/s/ Robert P. Ingle

Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: August 13, 2002	/s/ Brenda S. Tudor

Brenda S. Tudor Vice President-Finance and Chief Financial Officer