Form 10-K
period 2002-09-28
INGLES MARKETS INC
filed 2002-12-10
CIK 50493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 28, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 0-14706

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina (State or other jurisdiction of incorporation or organization)	56-0846267 (I.R.S. Employer Identification No.)

P.O. Box 6676, Asheville, NC (Address of principal executive offices)	28816 (Zip Code)

Registrant’s telephone number including area code:	(828) 669-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	None

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

     As of November 21, 2002, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on November 21, 2002, was approximately $115.7 million. As of November 21, 2002, the registrant has 10,190,857 shares of Class A Common Stock outstanding and 12,596,882 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s annual meeting of stockholders to be held on February 11, 2003, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (83), North Carolina (60), South Carolina (31), Tennessee (21), Virginia (2) and Alabama (1). The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods, including delicatessen sections. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today’s shoppers. Design features of the Company’s modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a “one-stop” shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $433 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company has begun to operate full-service pharmacies and gas stations at some of its stores.

Substantially all of the Company’s stores are located within 250 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 64% of the goods the Company sells and the remaining 36% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company’s supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 68% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 76 shopping centers, 59 of which contain an Ingles supermarket, and owns 73 additional properties that contain a free-standing Ingles store. The Company also owns five undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future.

The Company was founded by Robert P. Ingle, the Company’s Chairman of the Board and Chief Executive Officer. As of September 28, 2002, Mr. Ingle owns or controls approximately 86% of the combined voting power and 52% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P. O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):

	Fiscal Year Ended September (1)

	2002		2001		2000

Revenues from unaffiliated customers:
Grocery sales	$1,867.9	94.4%	$1,866.1	94.7%	$1,842.1	95.3%
Shopping center rentals	16.9	.9%	16.6	.8%	15.9	.8%
Fluid dairy	92.6	4.7%	87.3	4.5%	74.1	3.9%

	$1,977.4	100.0%	$1,970.0	100.0%	$1,932.1	100.0%

Income from operations:
Grocery sales	$48.6	68.9%	$48.3	71.9%	$51.1	74.7%
Shopping center rentals	10.3	14.6%	10.3	15.3%	10.1	14.8%
Fluid dairy	11.6	16.5%	8.6	12.8%	7.2	10.5%

	70.5	100.0%	67.2	100.0%	68.4	100.0%

Other income, net	5.1		3.9		7.0
Interest expense	51.6		42.9		41.2

Income before income taxes and extraordinary item	$24.0		$28.2		$34.2

(1)	Fiscal 2002 and 2001 were 52-week years and fiscal 2000 was a 53-week year.

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 28, 2002, the Company operated 195 supermarkets under the name “Ingles”, two supermarkets under the name “Best Food” and one supermarket under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Best Food” and “Sav-Mor” store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles’ high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
		at Fiscal		Net Sales for Fiscal
	Year Ended September			Year Ended September

	2002	2001	2000	2002	2001	2000

North Carolina	60	61	63	35%	34%	33%
South Carolina	31	31	32	15%	14%	13%
Georgia	83	83	84	39%	41%	42%
Tennessee	21	24	25	10%	10%	10%
Virginia	2	3	3	1%	1%	1%
Alabama	1	1	1	—	—	1%

	198	203	208	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience and value. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express”. At September 28, 2002, the Company operated 15 pharmacies and 11 fuel stations. The Company plans to continue to incorporate these new departments in select stores during fiscal 2003. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September

	2002	2001	2000(1)	1999	1998

Weighted Average Sales Per Store (000’s)	$9,266	$9,004	$8,856	$8,424	$7,840
Total Square Feet at End of Year (000’s)	9,000	9,081	8,914	8,400	8,287
Average Total Square Feet per Store	45,454	44,736	42,855	40,776	40,038
Average Square Feet of Selling Space per Store(2)	31,817	31,315	29,999	28,543	28,026

(1)	Fiscal 2000 was a 53-week year.

(2)	Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a “one-stop” shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company’s full-service meat departments are generally designed so that customers can see Ingles’ employees at work and so that its butchers are readily accessible to its customers. Many of the Company’s stores offer a wide selection of fresh fish and seafood. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere.

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. In the Company’s prototype stores, in-store bakeries and delicatessens, prepared foods sections, gourmet coffee service and fresh-squeezed fruit juices are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies add to the one-stop shopping experience. Most Ingles stores also offer a wide selection of domestic, premium, micro brewery and imported beers and domestic and imported wines. The floral department offers balloons, flowers and plants. The media department features new movie releases, popularly priced computer software, rental VCRs and snack items all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders and send or receive money wires from the customer service department or receive cash back at the check-out counter with a debit card.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ specialty departments and in the meat department to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down café that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken, pizza, lasagna, meat loaf and other dinner entrees, sandwiches, pre-packaged salads and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles offers bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses and gourmet items and home meal replacement items. Ingles has introduced, at many of its locations, a fruit bar that offers fresh squeezed juices and assorted sliced fruits. The Company also provides its customers with an expanded selection of frozen food items to meet the increasing demands of its customers. The new prototype Ingles supermarket contains a “power aisle” that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company currently carries two private label lines: “Laura Lynn,” its primary line named after the founder’s daughter, and “Ingles Best”. Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers’ cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

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

Purchasing and Distribution

The Company supplies approximately 64% of its supermarkets’ inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

The Company’s centrally managed purchasing and distribution operations provide several advantages, including the ability to negotiate and reduce the cost of merchandise, decrease overhead costs and better manage its inventory at both the warehouse and store level. From time to time, the Company engages in advance purchasing on high-turnover inventory items to take advantage of special prices offered by manufacturers for limited periods. The Company’s ability to take advantage of advance purchasing is limited by several factors including carrying costs and warehouse space.

Approximately 14% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $197 million in 2002, $203 million in 2001 and $188 million in 2000. Additionally, MDI purchases product from Milkco, the Company’s fluid dairy subsidiary, and these purchases totaled approximately $35 million in fiscal 2002, $32 million in 2001 and $30 million in fiscal 2000. MDI owned approximately 3% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 28, 2002 totaling 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 22% of the Company’s inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 111 tractors and 393 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new prototype stores, (ii) the replacement or complete remodeling and expansion of existing stores and (iii) minor remodels of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers.

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

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its “quality image” merchandising strategy. The Company decides to complete a major remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A major remodel and expansion provides the quality of facilities and product offerings identical to that of a new prototype store, capitalizing upon the existing customer base. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location for its customers and is more economical.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores.

	2002	2001	2000	1999	1998

Number of Stores:
Opened (1)	0	2	4	3	11
Closed stores (1)	5	7	2	4	2
Major remodels and replacements	3	9	11	3	9
Minor remodels	10	6	8	16	10
Stores open at end of period	198	203	208	206	207
Size of Stores:
Less than 30,000 sq. ft	18	21	26	32	35
30,000 up to 41,999 sq. ft	58	60	67	71	74
42,000 up to 51,999 sq. ft	35	36	39	41	40
At least 52,000 sq. ft	87	86	76	62	58
Average store size (sq. ft.)	45,454	44,736	42,855	40,776	40,038

(1)	Excludes new stores opened to replace existing stores.

The Company has historically expanded its store base by acquiring or leasing supermarket sites and constructing stores to its specifications. From time to time, however, the Company may consider the acquisition of existing supermarkets as such opportunities become available.

The Company’s ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and the successful negotiation of new leases, and may be limited by zoning and other governmental regulation. In addition, the Company’s expansion, remodeling and replacement plans are continually reviewed and are subject to change. See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s capital expenditures.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The Company’s principal competitors (in alphabetical order) are BI-LO, Inc., Food Lion, Inc., The Kroger Co., Publix Super Markets, Inc. and Winn-Dixie Stores, Inc. The Company also competes with other national and regional supermarket chains, independent and specialty grocers, drug and convenience stores, and the newer “alternative format” food stores, including specialty food stores, retail drug stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and supercenters (such as those operated by Wal-Mart Stores, Inc.). The Company also faces increasing competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home.

Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition. The Company’s management monitors competitive activity and regularly reviews and periodically adjusts the Company’s marketing and business strategies as management deems appropriate in light of existing conditions in the Company’s region. The Company’s ability to remain competitive in its changing markets will depend in part on its ability to pursue its expansion and renovation programs in response to remodelings and new store openings by its competitors.

Employees and Labor Relations

At September 28, 2002, the Company had approximately 14,500 employees, of which 92% are supermarket personnel. Approximately 54% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own “Laura Lynn” private label trademark and the “Ingles” service mark. The “Ingles” service mark, “Laura Lynn” trademark and the service mark “You get a lot more. You pay a lot less.” are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles. In addition, the Company uses the “Sealtest,” “Pet” and “Light N’ Lively” trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

Environmental Matters

Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores and other buildings and the land on which such stores and other buildings are situated (including responsibility and liability related to its operation of its gas stations and the storage of gasoline in underground storage tanks), regardless of whether the Company leases or owns the stores, other buildings or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company’s liabilities may also include costs and judgments resulting from lawsuits brought by private litigants. The presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the Company’s ability to sell or rent such real property or to borrow using such real property as collateral. Although the Company typically conducts a limited environmental review prior to acquiring or leasing new stores, other buildings or raw land, there can be no assurance that environmental conditions relating to prior, existing or future stores, other buildings or the real properties on which such stores or other buildings are situated will not have a material adverse effect on the Company’s business, financial condition and results of operations.

Federal, state and local governments could enact laws or regulations concerning environmental matters that affect the Company’s operations or facilities or increase the cost of producing or distributing the Company’s products. The Company believes that it currently conducts its operations, and in the past has conducted its operations, in substantial compliance with applicable environmental laws. The Company, however, cannot predict the environmental liabilities that may result from legislation or regulations adopted in the future, the effect of which could be retroactive. Nor can the Company predict how existing or future laws and regulations will be administered or interpreted or what environmental conditions may be found to exist at its facilities or at other properties where the Company or its predecessors have arranged for the disposal of hazardous substances. The enactment of more stringent laws or regulations or stricter interpretation of existing laws and regulations could require expenditures by the Company, some of which could have a material adverse effect on its business, financial condition and results of operations.

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Health and Safety Administration and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations are in material compliance with such laws and regulations.

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 76 shopping centers, 59 of which contain an Ingles supermarket, and owns 73 additional properties that contain a free-standing Ingles store. The Company also owns five undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2002, the Company spent $5.7 million for the purchase of land and received $7.1 million for the sale of properties owned by Ingles.

The shopping centers owned by the Company contain an aggregate of 6.3 million square feet of leasable space, of which 2.8 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

Size	Number

Less than 50,000 square feet	26
50,000 – 100,000 square feet	31
More than 100,000 square feet	19

Total	76

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns an 101,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck servicing and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 66 locations leased from various unaffiliated third parties. The Company also leases 25 supermarket facilities in which it is not currently operating, 10 of which are subleased to third parties. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1.5%) for sales in excess of a specified amount.

Rental rates generally range from $1.46 to $10.26 per square foot. During fiscal years 2002, 2001 and 2000, the Company paid a total of $17.8 million, $16.6 million and $15.2 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 28, 2002, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring

2003-2020	7
2021-2040	16
2041 or after	68

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3. LEGAL PROCEEDINGS

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of November 21, 2002, there were approximately 942 holders of record of the Company’s Class A Common Stock (approximately 4,550 beneficial holders) and 208 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2002 Fiscal Year	High	Low

First Quarter (ended December 29, 2001)	$12.90	$11.37
Second Quarter (ended March 30, 2002)	$12.25	$10.82
Third Quarter (ended June 29, 2002)	$12.76	$11.31
Fourth Quarter (ended September 28, 2002)	$12.50	$10.96

2001 Fiscal Year	High	Low

First Quarter (ended December 30, 2000)	$10.75	$9.25
Second Quarter (ended March 31, 2001)	$12.25	$10.00
Third Quarter (ended June 30, 2001)	$12.80	$10.18
Fourth Quarter (ended September 29, 2001)	$13.40	$11.42

On November 21, 2002, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s National Market was $11.36 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-two fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2002 and fiscal 2001 the Company paid annual dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock, paid in quarterly installments of $.165 and $.15 per share, respectively.

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

Item 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s consolidated financial statements. The information should be read in conjunction with the information under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” and in the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein.

Selected Income Statement Data for the Year Ended September
(in thousands except per share amounts)

	2002	2001	2000	1999	1998(1)

Net Sales	$1,960,462	$1,953,440	$1,916,200	$1,805,375	$1,647,152
Income Before Extraordinary Item	15,295	17,850	21,091	18,750	4,163
Diluted Earnings per Common Share Before Extraordinary Item	.66	.79	.93	.83	.19
Cash Dividends per Common Share
Class A	.66	.66	.66	.66	.66
Class B	.60	.60	.60	.60	.60

Selected Balance Sheet Data at September
(in thousands)

	2002	2001	2000	1999	1998

Current Assets	$277,829	$234,050	$219,581	$212,761	$196,039
Property and Equipment, net	723,220	724,443	702,472	656,707	661,772
Total Assets	1,014,391	962,801	927,766	873,171	862,787
Current Liabilities, including Current Portion of Long-Term Debt	186,430	196,598	197,522	203,645	176,968
Long-Term Liabilities, net of Current Portion (2)	552,487	492,638	462,591	417,389	442,648
Stockholders’ Equity	238,559	236,500	232,138	224,122	218,236

(1)	During 1998, the Company recorded a non-recurring charge relating to a litigation settlement of $14.6 million, or ($.41) per share.

(2)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (83), North Carolina (60), South Carolina (31), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. The Company recently began adding fuel centers and pharmacies at select store locations. As of September 28, 2002 the Company operates 15 in-store pharmacies and 11 fuel centers.

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

Asset Impairments

The Company has accounted for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 and, beginning in fiscal 2003, will account for it in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgements based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

Closed Store Accrual

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 28, 2002 and September 29, 2001 include 52 weeks of operations. The consolidated statement of income for the fiscal year ended September 30, 2000 includes 53 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Gross profit	26.6	26.2	25.6
Operating and administrative expenses	23.5	23.3	22.6
Rental income, net	0.5	0.5	0.5
Income from operations	3.6	3.4	3.5
Other income, net	0.3	0.2	0.4
Income before interest, income taxes and extraordinary item	3.9	3.6	3.9
Interest expense	2.7	2.2	2.1
Income before income taxes and extraordinary item	1.2	1.4	1.8
Income taxes	0.4	0.5	0.7
Income before extraordinary item	0.8	0.9	1.1
Net income	0.8	0.9	1.1
EBITDA margin(1)	6.3	6.0	6.2
EBITDAR margin(1)	8.5	7.9	7.8

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles’ results of operations.

Fiscal Year Ended September 28, 2002 Compared to the Fiscal Year Ended September 29, 2001

Net Sales. Fiscal 2002 was the 38th consecutive year Ingles achieved an increase in net sales. Net sales increased 0.4% to $1.960 billion for the fiscal year ended September 28, 2002 from $1.953 billion for the fiscal year ended September 29, 2001, despite a decrease in store count from 203 stores at September 29, 2001 to 198 stores at September 28, 2002. During fiscal 2002, Ingles opened one replacement store, closed five older stores and completed two major remodel/expansions and ten minor remodels. Retail square footage decreased 0.9% to 9.0 million square feet. Comparable store sales for the same period grew 0.9%. The Company’s milk processing subsidiary reported an increase in sales to outside parties of 6.1% for fiscal year 2002 compared to fiscal year 2001.

Gross Profit. Gross profit for the fiscal year ended September 28, 2002, increased 1.8% to $520.7 million, or 26.6% of sales, compared to $511.6 million, or 26.2% of sales, for the fiscal year ended September 29, 2001. Increased sales in the higher margin produce and frozen food departments, enhanced security measures and effective purchasing and product management all contributed to the increase. Gross profit for the Company’s milk processing subsidiary increased 19.5% for fiscal year 2002 compared to fiscal year 2001 due primarily to sales increases in the higher margin food service sector of the business.

Operating and Administrative Expenses. Operating and administrative expenses increased 1.3% to $460.6 million for the year ended September 28, 2002, from $454.6 million for the year ended September 29, 2001. As a percentage of sales, operating and administrative expenses were 23.5% and 23.3% for the years ended September 28, 2002 and September 29, 2001, respectively. A variety of factors contributed to the increase.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Salaries and wages	(0.2)%
Depreciation	0.2%
Equipment rent	0.1%
Warehouse expense	(0.1)%
Insurance	0.1%

Salaries and wages, as a percentage of sales, decreased due to the revision of the Company’s labor standards during fiscal 2002 to reflect changes made in the merchandising and operations of the stores. A new electronic program for front-end labor scheduling was implemented between April 2002 and August 2002.

Depreciation expense and equipment rent expense increased due to the remodeling and replacement of certain store locations during the prior and current fiscal years.

Warehouse expense decreased as a percentage of sales primarily due to lower diesel fuel prices.

The increase in insurance expense is attributable to rising health care costs and increased premiums for liability coverages. Changes made to the Company’s health insurance plan in April 2002 helped to curb the cost of health insurance in the latter half of the year, however the medical component of workers compensation continued to negatively impact insurance expense.

Rental Income, Net. Rental income, net increased $0.1 million to $10.4 million for the 2002 year from $10.3 million for the 2001 year. The improvement consists of gross rental income increases of $0.4 million net of operating cost increases of $0.3 million.

Other Income, Net. Other income, net increased $1.2 million to $5.1 million for the year ended September 28, 2002 from $3.9 million for the year ended September 29, 2001. Interest income, included in other income, net, increased $1.0 million due to the investment of the proceeds of the Company’s 8-7/8% Senior Subordinated Notes issued in December 2001. Other income also includes gains on the sale of assets of $1.5 million and $1.4 million for fiscal years 2002 and 2001, respectively.

Income Before Interest, Income Taxes and Extraordinary Item. Income before interest, income taxes and extraordinary item increased $4.4 million to $75.5 million, during the 2002 fiscal year compared to $71.1 million during the 2001 fiscal year. Income before interest, income taxes and extraordinary item, as a percentage of sales, was 3.9% and 3.6% for the 2002 and 2001 fiscal years, respectively.

Interest Expense. Interest expense increased $8.6 million for the year ended September 28, 2002 to $51.5 million from $42.9 million for the year ended September 29, 2001 due to the issuance in December 2001 of the Company’s $250 million 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”). A portion of the proceeds of the Notes was used to repay $170.0 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. In addition, interest capitalized on the construction of assets declined $1.6 million in fiscal 2002 compared to fiscal 2001 due to a reduction in capital expenditures.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.3% in the 2002 year compared to 36.7% in fiscal 2001.

Income Before Extraordinary Item. Income before the extraordinary item (discussed below) for the 2002 fiscal year was $15.3 million, or 0.8% of sales, compared to $17.9 million, or 0.9% of sales, for the 2001 fiscal year. Diluted earnings per common share before the extraordinary item were $.66 for the 2002 year compared to $.79 for the 2001 year. Increased interest expense was the primary factor contributing to the decrease.

Extraordinary Item-Early Extinguishment of Debt. The Company incurred $0.6 million in costs, net of income tax benefits of $0.4 million, in connection with the early retirement of $170.0 million of debt with a portion of the proceeds from the Notes offering in December 2001.

Net Income. Net income for the year ended September 28, 2002 was $14.7 million compared to $17.9 million for the year ended September 29, 2001. Net income, as a percentage of sales, was 0.8% for the fiscal 2002 period compared to 0.9% for the fiscal 2001 period. Basic earnings per share were $.65 and $.79 for 2002 and 2001, respectively. Diluted earnings per share were $.64 and $.79 per share for 2002 and 2001, respectively.

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

During fiscal 2001, Ingles opened two new stores and six replacement stores, closed seven older stores and completed three major remodel/expansions and six minor remodels. Retail square footage increased by 1.9% to 9.1 million square feet. Investments made in maturing new stores, remodeled stores and stores that have been replaced were contributors to sales growth. Successful marketing campaigns such as the “Safari Challenge” game and sponsorship of various community events and sports teams also contributed to sales growth.

Gross Profit. Gross profit for the fiscal year ended September 29, 2001, increased 4.2% to $511.6 million, or 26.2% of sales, compared to $490.9 million, or 25.6% of sales, for the fiscal year ended September 30, 2000. Expansion of the higher margin perishable departments, effective purchasing and reduced product loss due to security measures all contributed to the gross margin growth.

Operating and Administrative Expenses. Operating and administrative expenses increased 5.1% to $454.6 million for the year ended September 29, 2001, from $432.6 million for the year ended September 30, 2000. As a percentage of sales, operating and administrative expenses were 23.3% and 22.6% for the years ended September 29, 2001 and September 30, 2000, respectively. A variety of factors contributed to the increase. Higher payroll costs resulted primarily from increased wage rates in a competitive labor market. Equipment rent expense increases resulted from the leasing of store equipment for new and replacement stores. Utility expense increases resulted primarily from increases in fuel costs at the store level. Insurance expense increased primarily due to a larger volume of claims under the Company’s self-insured group medical program. A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

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

Capital expenditures totaled $49.7 million for the fiscal year ended September 28, 2002, including the replacement of one store, major remodel and expansion of two stores and minor remodels at ten stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2003.

Ingles’ capital expenditure plans for fiscal 2003 include investments of approximately $70 million. The Company plans to open four new stores, replace one existing store and complete three remodel/expansions and three minor remodels. Expenditures will also include investments in stores expected to open in fiscal 2004 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Liquidity

The Company generated $52.0 million of cash from operations in fiscal 2002.

Cash used by investing activities totaled $43.6 million comprised primarily of $49.7 million of capital expenditures during the period, partially offset by $6.1 million of proceeds from the sale of assets.

The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During fiscal year 2002, the Company’s financing activities provided $26.0 million in cash. Proceeds from long-term debt totaled $272.3 million, including the issuance of the Notes, while payments on long-term and short-term debt were $225.2 million, including the $170.0 million of early debt retirement with a portion of the proceeds from the Notes. Debt issuance costs of $9.7 million associated with the issuance of the Notes reduced cash from financing activities.

At September 28, 2002, the Company had lines of credit with seven banks totaling $150 million, all of which were unused. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matured in October 2002. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 28, 2002.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 28, 2002, the Company had unencumbered real property and equipment with a net book value of approximately $286 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $29.8 million based on tangible net worth at September 28, 2002. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during fiscal 2002 and 2001 was slightly higher than the overall increase in the Consumer Price Index. During fiscal 2000, inflation in food prices was lower than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules on September 30, 2001. The adoption of FAS 141 and FAS 142 did not have any impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have any impact on its financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact adopting this statement will have on its financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. In fiscal 2003, the Company will reclassify the losses on extinguishment of debt incurred during 2002 from an extraordinary item to a reduction in income from continuing operations.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond our control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, including business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; and changes in the laws and government regulations applicable to the Company.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under lines of credit, real estate and equipment financing and the Notes. The lines of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its lines of credit, as necessary, with both long-term secured and unsecured fixed rate financing. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 28, 2002 and September 29, 2001 (in thousands):

September 28, 2002	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value

Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—	—
Long-term debt	$47,307	$37,742	$40,908	$16,364	$31,353	$422,956	$596,632	$581,950
Average interest rate (fixed)	8.13%	8.84%	7.82%	8.24%	8.64%	8.88%	8.71%

September 29, 2001	2002	2003	2004	2005	2006	Thereafter	Total	Fair Value

Lines of credit	—	$61,024	—	—	—	—	$61,024	$61,024
Average interest rate (variable)	—	4.88%	—	—	—	—	4.88%	—
Long-term debt	$60,852	$102,258	$48,854	$42,681	$17,852	$216,024	$488,521	$495,868
Average interest rate (fixed)	7.95%	7.72%	8.32%	7.88%	8.45%	8.53%	8.21%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 28, 2002, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 23 through 41 of this report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors;

Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001;

Consolidated Statements of Income for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Consolidated Statements of Cash Flows for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Notes to Consolidated Financial Statements;

Selected quarterly financial data required by this Item is included in Note 12 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading “ELECTION OF DIRECTORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of stockholders to be held February 11, 2003, to be filed with the Securities and Exchange Commission (“the “Commission”).

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of stockholders to be held February 11, 2003, to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of stockholders to be held February 11, 2003, to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings “ELECTION OF DIRECTORS — Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s annual meeting of stockholders to be held February 11, 2003, to be filed with the Commission.

Item 14. CONTROLS AND PROCEDURES

As of September 28, 2002, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective as of September 28, 2002 at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal controls or in other factors have occurred that could significantly affect controls subsequent to September 28, 2002.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

Consolidated Balance Sheets as of September 28, 2002 and September 29, 2001;

Consolidated Statements of Income for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Consolidated Statements of Cash Flows for the years ended September 28, 2002, September 29, 2001, and September 30, 2000;

Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Registrant required by Item 8 and Item 15(d) of Form 10-K is included as page 42 of this report:

Schedule II — Supplemental schedule of valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. The following exhibits required by Item 601 of Regulation S-K and Item 15(c) of Form 10-K are filed herewith or incorporated by reference as indicated.

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8-7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8-7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Included as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.2	Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust as amended through June 30, 1995, along with first, second and third amendments thereto. (Included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on March 16, 1999, File No. 333-74459, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.3	Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 14, 1999. (Included as Exhibit 10.3 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.4	Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000. (Included as Exhibit 10.4 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.5	Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000. (Included as Exhibit 10.5 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.6	Seventh Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective January 1, 2001. (Included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.7	Eighth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective May 21, 2001. (Included as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.8	Ninth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective October 1, 2001. (Included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.9	Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.10	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on February 12, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.11	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002.

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification Pursuant to 18 U.S.C. Section 1350

99.2	Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. The Company filed a Form 8-K on August 13, 2002 in which it submitted to the Securities and Exchange Commission the Statements under Oath of Principal Executive Officer and Principal Financial Officer in accordance with the Commission’s June 27, 2002 Order requiring the filing of sworn statements pursuant to Section 21(a)(1) of the Securities and Exchange Act of 1934.

(c)	Exhibits — The response to this portion of Item 15 is submitted in the response to Item 15(a)(3) of this report.

(d)	Financial Statement Schedules — The response to this portion of Item 15 is submitted in the response to Item 15(a)(2) of this report.

Report of Ernst & Young LLP, Independent Auditor

Stockholders and Board of Directors
Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 28, 2002 and September 29, 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 28, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 28, 2002 and September 29, 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 28, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP Greenville, South Carolina November 18, 2002

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

ASSETS	2002	2001

CURRENT ASSETS:
Cash	$46,900,305	$12,434,897
Receivables (less allowance for doubtful accounts of $479,113 - 2002 and $339,938 - 2001)	34,822,934	32,466,072
Inventories	190,399,350	185,359,164
Other	5,706,754	3,790,109

Total current assets	277,829,343	234,050,242

PROPERTY AND EQUIPMENT:
Land	183,793,068	182,405,593
Construction in progress	13,579,844	9,066,370
Buildings	527,463,561	518,095,679
Store, office and warehouse equipment	371,500,649	344,699,338
Transportation equipment	16,477,978	15,070,624
Property under capital leases	731,084	731,084
Leasehold improvements	42,607,772	42,555,331

Total	1,156,153,956	1,112,624,019
Less accumulated depreciation and amortization	432,934,408	388,180,605

Property and equipment — net	723,219,548	724,443,414

OTHER ASSETS	13,342,315	4,307,374

TOTAL ASSETS	$1,014,391,206	$962,801,030

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
     SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

LIABILITIES AND STOCKHOLDERS' EQUITY	2002	2001

CURRENT LIABILITIES:
Short-term loans and current portion of long-term debt	$47,307,046	$60,851,887
Accounts payable, accrued expenses and current portion of other long-term liabilities	139,123,085	135,745,897

Total current liabilities	186,430,131	196,597,784

DEFERRED INCOME TAXES	36,914,578	37,064,578

LONG-TERM DEBT	549,324,487	488,693,496

OTHER LONG-TERM LIABILITIES	3,163,162	3,944,960

Total liabilities	775,832,358	726,300,818

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; issued and outstanding, 10,189,807 shares in 2002, 10,005,107 shares in 2001	509,490	500,255
Class B, $.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,597,932 shares in 2002, 12,634,432 shares in 2001	629,897	631,722
Paid-in capital in excess of par value	100,148,857	98,595,411
Retained earnings	137,270,604	136,772,824

Total stockholders’ equity	238,558,848	236,500,212

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,014,391,206	$962,801,030

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
     FISCAL YEARS ENDED SEPTEMBER 28, 2002,
          SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

	2002	2001	2000

Net sales	$1,960,461,855	$1,953,440,173	$1,916,200,153
Cost of goods sold	1,439,736,374	1,441,883,795	1,425,286,574

Gross profit	520,725,481	511,556,378	490,913,579
Operating and administrative expenses	460,599,333	454,646,606	432,630,797
Rental income, net	10,354,582	10,302,158	10,149,373

Income from operations	70,480,730	67,211,930	68,432,155
Other income, net	5,054,156	3,890,721	6,985,223

Income before interest, income taxes and extraordinary item	75,534,886	71,102,651	75,417,378
Interest expense	51,540,327	42,902,630	41,226,092

Income before income taxes and extraordinary item	23,994,559	28,200,021	34,191,286

Income taxes:
Current	9,600,000	4,950,000	8,400,000
Deferred	(900,000)	5,400,000	4,700,000

	8,700,000	10,350,000	13,100,000

Income before extraordinary item	15,294,559	17,850,021	21,091,286
Extraordinary item-early extinguishment of debt (net of tax benefit of $350,000)	(561,660)	—	—

Net income	$14,732,899	$17,850,021	$21,091,286

Per-share amounts:
Basic earnings per common share before extraordinary item	$.67	$.79	$.93
Extraordinary item-early extinguishment of debt	(.02)	—	—

Basic earnings per common share	$.65	$.79	$.93

Diluted earnings per common share before extraordinary item	$.66	$.79	$.93
Extraordinary item-early extinguishment of debt	(.02)	—	—

Diluted earnings per common share	$.64	$.79	$.93

Cash dividends per common share:
Class A	$.66	$.66	$.66

Class B	$.60	$.60	$.60

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FISCAL YEARS ENDED SEPTEMBER 28, 2002,
     SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL

Balance, September 25, 1999	9,786,491	$489,324	12,691,248	$634,563	$96,898,633	$126,099,336	$224,121,856
Net income	—	—	—	—	—	21,091,286	21,091,286
Cash dividends	—	—	—	—	—	(14,124,892)	(14,124,892)
Exercise of stock options	100,000	5,000	—	—	1,045,000	—	1,050,000
Common stock conversions	46,123	2,307	(46,123)	(2,307)	—	—	—

Balance, September 30, 2000	9,932,614	496,631	12,645,125	632,256	97,943,633	133,065,730	232,138,250
Net income	—	—	—	—	—	17,850,021	17,850,021
Cash dividends	—	—	—	—	—	(14,142,927)	(14,142,927)
Exercise of stock options	61,800	3,090	—	—	651,778	—	654,868
Common stock conversions	10,693	534	(10,693)	(534)	—	—	—

Balance, September 29, 2001	10,005,107	500,255	12,634,432	631,722	98,595,411	136,772,824	236,500,212
Net income	—	—	—	—	—	14,732,899	14,732,899
Cash dividends	—	—	—	—	—	(14,235,119)	(14,235,119)
Exercise of stock options	148,200	7,410	—	—	1,553,446	—	1,560,856
Common stock conversions	36,500	1,825	(36,500)	(1,825)	—	—	—

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
 FISCAL YEARS ENDED SEPTEMBER 28, 2002,
     SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000

	2002	2001	2000

Cash Flows From Operating Activities:
Net income	$14,732,899	$17,850,021	$21,091,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,311,990	45,266,368	43,532,429
Extraordinary item-early extinguishment of debt (net of tax benefit of $350,000)	561,660	—	—
Amortization of deferred gain on sale/leaseback	(847,182)	(1,212,236)	(1,017,227)
Gains on disposals of property and equipment	(1,457,505)	(1,410,593)	(2,682,262)
Receipt of advance payments on purchases contracts	3,556,871	1,375,000	3,644,282
Recognition of advance payments on purchases contracts	(3,515,093)	(3,675,000)	(4,578,947)
Deferred income taxes	(900,000)	5,400,000	4,700,000
(Increase) decrease in receivables	(3,898,862)	(9,646,542)	5,728,975
Increase in inventory	(5,040,186)	(5,962,534)	(12,385,586)
Increase in other assets	(998,108)	(2,139,797)	(2,424,544)
Increase (decrease) in accounts payable and accrued expenses	1,505,266	1,814,849	(13,329,158)

Net Cash Provided By Operating Activities	52,011,750	47,659,536	42,279,248

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	6,143,595	5,052,264	6,898,629
Capital expenditures	(49,713,386)	(73,193,907)	(102,534,798)

Net Cash Used By Investing Activities	(43,569,791)	(68,141,643)	(95,636,169)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	272,280,684	88,511,287	138,380,068
Debt issuance costs	(9,706,696)	(233,271)	—
Proceeds from sale/leaseback transactions	1,318,257	1,554,124	13,005,294
Payments on short-term borrowings, net	(10,229,000)	—	(10,000,000)
Principal payments on long-term debt	(214,965,533)	(54,603,090)	(77,737,287)
Proceeds from exercise of stock options	1,560,856	654,868	1,050,000
Dividends paid	(14,235,119)	(14,142,927)	(14,124,892)

Net Cash Provided By Financing Activities	26,023,449	21,740,991	50,573,183

Net Increase (Decrease) in Cash	34,465,408	1,258,884	(2,783,738)
Cash at Beginning of Year	12,434,897	11,176,013	13,959,751

Cash at End of Year	$46,900,305	$12,434,897	$11,176,013

See notes to consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

1. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, Shopping Center Financing II, LLC and IMI Holdings, LLC (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year — The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2002 and 2001 consisted of 52 weeks and fiscal year 2000 consisted of 53 weeks.

Cash Equivalents — All highly liquid investments with a maturity of three months or less when purchased are considered cash.

Financial Instruments — The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in commercial paper. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 28, 2002, the Company had $34.4 million invested in a money market account and no investments in commercial paper or reverse repurchase agreements. Demand deposits, including the money market account, of approximately $44.6 million in 23 banks exceed the $100,000 insurance limit per bank.

Inventories — Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

Property, Equipment and Depreciation — Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method. Depreciation expense totaled $47.2 million, $44.8 million and $43.3 million for fiscal years 2002, 2001 and 2000, respectively.

Self-Insurance — The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2002, the Company’s self-insured liabilities were supported by $3.6 million of undrawn letters of credit which expire between January 2003 and October 2003. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Income Taxes — The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes”. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

Pre-Opening Costs — Costs associated with the opening of new stores are expensed when incurred.

Reclassifications — Certain amounts for 2001 and 2000 have been reclassified for comparative purposes.

Per-Share Amounts — Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

Advertising — The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $22.5 million, $23.1 million and $23.9 million for fiscal years 2002, 2001 and 2000, respectively.

Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

Shipping and Handling Costs — The cost of shipping and handling is charged to expense as incurred and is included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $29.7 million, $31.5 million and $31.2 million of shipping and handling costs during 2002, 2001 and 2000, respectively.

Revenue Recognition — The Company recognizes revenues from grocery sales at the point of sale to its customers and from fluid dairy at the point of shipment to its customers.

New Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements No. 141, “Business Combinations” (“FAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). Under the new rules, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company applied the new accounting rules on September 30, 2001. The adoption of FAS 141 and FAS 142 did not have any impact on the Company’s financial statements.

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this statement will have any impact on its financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact adopting this statement will have on its financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44 that addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. In fiscal 2003, the Company will reclassify the losses on extinguishment of debt incurred during 2002 from an extraordinary item to a reduction in income from operations.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

2. Income Taxes

Deferred Income Tax Liabilities and Assets — Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2002	2001

Deferred tax liabilities:
Fixed asset tax/book differences	$40,363,000	$40,640,000
Property tax method	895,000	826,000
Inventory	598,000	598,000

Total deferred tax liabilities	41,856,000	42,064,000

Deferred tax assets:
Insurance reserves	2,176,000	2,468,000
Advance payments on purchases contracts	1,467,000	442,000
Vacation accrual	779,000	691,000
Deferred gain on sale/leasebacks	431,000	755,000
Closed store accrual	1,477,000	1,183,000
Other	1,784,000	1,861,000

Total deferred tax assets	8,114,000	7,400,000

Net deferred tax liabilities	$33,742,000	$34,664,000

Income Tax Expense — Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2002	2001	2000

Federal tax at statutory rate	$8,202,000	$9,870,000	$11,967,000
State income tax, net of federal tax benefits	914,000	1,100,000	1,111,000
Other	(416,000)	(620,000)	22,000

Total	$8,700,000	$10,350,000	$13,100,000

Current and deferred income tax expense is as follows:

	2002	2001	2000

Current:
Federal	$8,600,000	$4,700,000	$7,700,000
State	1,000,000	250,000	700,000

Total current	9,600,000	4,950,000	8,400,000

Deferred:
Federal	(887,000)	4,630,000	4,030,000
State	(13,000)	770,000	670,000

Total deferred	(900,000)	5,400,000	4,700,000

Total expense	$8,700,000	$10,350,000	$13,100,000

Current deferred income tax benefits of $3.2 million and $2.4 million at September 28, 2002 and September 29, 2001, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

3. Property Held For Lease and Rental Income

At September 28, 2002, the Company owned and operated 76 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net consists of the following:

	2002	2001	2000

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$16,377,963	$15,187,616	$14,852,342
Contingent rentals	548,692	1,348,902	1,034,630

Total	16,926,655	16,536,518	15,886,972
Depreciation on owned properties leased to others	(5,026,679)	(4,687,209)	(4,117,337)
Other shopping center expenses	(1,545,394)	(1,547,151)	(1,620,262)

Total	$10,354,582	$10,302,158	$10,149,373

Owned properties leased to others under operating leases by major classes are summarized as follows:

September 28,
2002

Land	$37,786,431
Buildings	139,022,778

Total	176,809,209
Less accumulated depreciation	51,844,553

Property leased to others, net	$124,964,656

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 28, 2002:

Fiscal Year

2003	$13,132,023
2004	10,697,387
2005	8,567,859
2006	6,819,664
2007	5,291,782
Thereafter	29,926,435

Total minimum future rental income	$74,435,150

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

Operating Leases — Rent expense for all operating leases of $42.1 million, $38.2 million and $31.4 million for fiscal years 2002, 2001 and 2000, respectively, is included in operating and administrative expenses. Sub-leased rental income of $1.6 million, $1.3 million and $0.9 million for fiscal years 2002, 2001 and 2000, respectively is included in rental income, net.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
      and September 30, 2000

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 28, 2002 are as follows:

	Minimum		Net
	Rental	Sub-Lease	Rental
Fiscal Year	Commitment	Income	Commitment

2003	$40,068,253	$1,597,679	$38,470,574
2004	25,766,813	1,487,891	24,278,922
2005	22,909,448	981,600	21,927,848
2006	17,147,325	660,000	16,487,325
2007	14,923,288	620,000	14,303,288
Thereafter	93,264,509	1,695,000	91,569,509

Total minimum future rental commitments	$214,079,636	$7,042,170	$207,037,466

5. Accounts Payable, Accrued Expenses and Current Portion of Other Long-Term Liabilities

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	2002	2001

Accounts payable-trade	$82,651,435	$85,468,997
Property, payroll, and other taxes payable	12,362,475	13,035,074
Salaries, wages, and bonuses payable	11,985,095	11,994,229
Self-insurance reserves	6,565,623	7,041,585
Interest	9,569,420	2,332,336
Other	15,989,037	15,873,676

Total	$139,123,085	$135,745,897

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $175,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $20.3 million, $19.0 million and $16.5 million for 2002, 2001 and 2000, respectively.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2002	2001

Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$249,750,000	$—
Unamortized original issue discount on senior subordinated debt	(1,865,417)	—
Notes payable:
Real estate and equipment maturing 2003-2017:
Due to banks, weighted average interest rate of 7.90% for 2002 and 7.75% for 2001	151,135,177	263,300,020
Due to other financial institutions, weighted average interest rate of 8.90% for 2002 and 8.75% for 2001	197,611,773	220,085,363
Other:
Weighted average interest rate of 4.88% for 2001	—	61,024,000
Weighted average interest rate of 8.15% for 2001, secured by stock of Milkco, Inc.	—	5,136,000

Total long-term debt and short-term loans	596,631,533	549,545,383
Less current portion	47,307,046	60,851,887

Long-term debt, net of current portion	$549,324,487	$488,693,496

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011. The notes bear an annual interest rate of 8-7/8% and were issued at a discount to yield 9%. After December 1, 2006 until December 1, 2009, the Company may redeem all or a portion of the Notes at a declining premium rate of 104.438% to 101.369%. After December 1, 2009 the Company may redeem the notes at 100% of the principal amount. The Company incurred $0.6 million in costs, net of income tax benefits of $0.4 million, in connection with the early retirement of $170.0 million of debt with a portion of the proceeds from the Notes.

In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $150 million. Of the $150 million of committed lines of credit, $130 million matures in October 2004 and $20 million matured in October 2002. At September 28, 2002, the Company had no balance drawn under its lines of credit. The lines provide the Company with various interest rate options, generally at rates less than prime.

At September 28, 2002, property and equipment with an undepreciated cost of approximately $427 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $29.8 million, based on tangible net worth at September 28 2002. As of September 28, 2002, the Company is in compliance with these covenants.

Components of interest costs are as follows:

	2002	2001	2000

Total interest costs	$51,858,993	$44,838,488	$43,340,190
Interest capitalized	(318,666)	(1,935,858)	(2,114,098)

Interest expense	$51,540,327	$42,902,630	$41,226,092

Maturities of long-term debt at September 28, 2002 are as follows:

Fiscal Year

2003	$47,307,046
2004	37,742,338
2005	40,908,328
2006	16,364,111
2007	31,352,741
Thereafter	422,956,969

Total	$596,631,533

7. Other Long-Term Liabilities

Other long-term liabilities are summarized as follows:

	2002	2001

Advance payments on purchases contracts	$4,175667	$3,638,708
Deferred gain-sale/leasebacks	1,118,366	1,965,548
Other	1,084,554	1,834,977

Total other long-term liabilities	6,378,587	7,439,233
Less current portion	3,215,425	3,494,273

	$3,163,162	$3,944,960

Advance Payments on Purchases Contracts — The Company has entered into agreements with suppliers whereby payment is received in advance for commitments to purchase product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

8. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

The voting powers, preferences and relative rights of Class A Common Stock and Class B Common Stock are identical in all respects, except that the holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share. In addition, holders of Class A Common Stock, as a separate class, are entitled to elect 25% of all directors constituting the Board of Directors (rounded to the nearest whole number). As long as the Class B Common Stock represents at least 12.5% of the total outstanding Common Stock of both classes, holders of Class B Common Stock, as a separate class, are entitled to elect the remaining directors. The Company’s Articles of Incorporation and Bylaws provide that the Board of Directors can set the number of directors between five and eleven.

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	2002	2001	2000

BASIC:
Income before extraordinary item	$15,294,559	$17,850,021	$21,091,286
Extraordinary item-early extinguishment of debt (net of income tax benefit)	(561,660)	—	—

Net income	$14,732,899	$17,850,021	$21,091,286

Weighted average number of common shares outstanding	22,726,030	22,592,626	22,558,325

Basic earnings per common share before extraordinary item	$.67	$.79	$.93
Extraordinary item-early extinguishment of debt	(.02)	—	—

Basic earnings per common share	$.65	$.79	$.93

DILUTED:
Income before extraordinary item	$15,294,559	$17,850,021	$21,091,286
Extraordinary item-early extinguishment of debt (net of income tax benefit)	(561,660)	—	—

Diluted earnings	$14,732,899	$17,850,021	$21,091,286

Weighted average number of common shares outstanding	23,133,825	22,738,880	22,666,174

Diluted earnings per common share before extraordinary item	$.66	$.79	$.93
Extraordinary item-early extinguishment of debt	(.02)	—	—

Diluted earnings per common share	$.64	$.79	$.93

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

The difference in the weighted average number of common shares outstanding for the basic and diluted computations relates to outstanding stock options calculated using the treasury method for the diluted computation.

Options to purchase 1,070,000, 855,000 and 1,414,000 shares of common stock at prices ranging from $12.25 to $14.00 per share were outstanding during fiscal 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10. Employee Benefit Plans

Investment/Profit Sharing Plan — The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were $784,000, $832,000 and $714,000 for fiscal years 2002, 2001 and 2000, respectively.

Cash Bonus Plan — The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. Except for certain employees who receive monthly bonuses, annual bonuses based on pre-tax, pre-bonus income are paid to all employees who worked the entire fiscal year. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.0 million, $5.1 million and $5.8 million for fiscal years 2002, 2001 and 2000, respectively.

1987 Employee Incentive Stock Option Plan — The Company has an incentive stock option plan under which an aggregate of 250,000 shares of the Company’s Class A Common Stock were issuable to qualified employees until September 8, 1997. The options may be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 28, 2002, no options were outstanding under this plan. Information with respect to options granted, exercised, canceled and outstanding follows:

			Weighted
	Shares		Average
	Under	Option Price	Exercise
	Option	Per Share	Price

Outstanding, September 25, 1999	76,000	$10.00 - $14.00	$12.36
Canceled	(22,000)	10.00 - 14.00	11.78

Outstanding, September 30, 2000	54,000	10.00 - 14.00	12.59
Canceled	(24,000)	10.00 - 14.00	10.83

Outstanding, September 29, 2001	30,000	14.00	14.00
Canceled	(30,000)	14.00	14.00

Outstanding, September 28, 2002	-

1997 Nonqualified Stock Option Plan — The Company has a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or after death, disability or retirement. All options automatically terminate with termination of the optionee’s employment

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

for any other reason. The grant exercise date may vary from one year to five years from the date the options were granted. As of September 28, 2002, there were 699,000 options exercisable under this plan.

Information with respect to options granted, canceled and outstanding follows:

			Weighted
	Shares		Average
	Under	Option Price	Exercise
	Option	Per Share	Price

Outstanding, September 25, 1999	1,901,000	$10.50 - $14.00	$12.51
Granted	2,054,700	9.56	9.56
Exercised	(100,000)	10.50	10.50
Canceled	(29,100)	9.56 - 14.00	12.22

Outstanding, September 30, 2000	3,826,600	9.56 - 14.00	10.98
Granted	16,000	11.00	11.00
Exercised	(61,800)	9.56	9.56
Canceled	(160,250)	9.56 - 14.00	12.87

Outstanding, September 29, 2001	3,620,550	9.56 - 14.00	10.92
Granted	34,000	12.00	12.00
Exercised	(148,200)	9.56	9.56
Canceled	(232,550)	9.56 - 14.00	11.37

Outstanding, September 28, 2002	3,273,800	$9.56 - $14.00	$12.58

The weighted average remaining contractual life of the options outstanding at September 28, 2002 is 0.9 years.

Accounting for Stock-Based Compensation — In 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2002, 2001 and 2000, respectively; risk-free interest rates of 3.00, 4.25, and 6.10 percent; dividend yield of 5.3, 5.3 and 4.8 percent; expected volatility of 25.7, 30.0 and 28.8 percent; and expected lives of 5, 5 and 3 years.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards in 2002, 2001 and 2000 consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

	2002	2001	2000

BASIC
Net income	$14,732,899	$17,850,021	$21,091,286
Net income, pro forma	13,772,457	16,888,893	20,256,487
Basic earnings per common share	$0.65	$0.79	$0.93
Basic earnings per common share, pro forma	$0.61	$0.75	$0.90
DILUTED
Diluted earnings	$14,732,899	$17,850,021	$21,091,286
Diluted earnings, pro forma	13,772,457	16,888,893	20,256,487
Diluted earnings per common share	$0.64	$0.79	$0.93
Diluted earnings per common share, pro forma	$0.60	$0.74	$0.89
Weighted average fair value of options granted	$1.54	$1.63	$1.79

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

Medical Care Plan — Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

11. Lines of Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	2002	2001	2000

Revenues from unaffiliated customers:
Grocery sales	$1,867,866	$1,866,124	$1,842,105
Shopping center rentals	16,927	16,537	15,887
Fluid dairy	92,596	87,316	74,095

Total revenues from unaffiliated customers	$1,977,389	$1,969,977	$1,932,087

Income from operations:
Grocery sales	$48,560	$48,310	$51,089
Shopping center rentals	10,355	10,302	10,149
Fluid dairy	11,566	8,600	7,194

Total income from operations	$70,481	$67,212	$68,432

Assets:
Grocery sales	$860,583	$805,627	$777,431
Shopping center rentals	124,965	128,363	123,672
Fluid dairy	28,843	28,811	26,663

Total assets	$1,014,391	$962,801	$927,766

Capital expenditures:
Grocery sales	$46,569	$65,836	$92,761
Shopping center rentals	695	4,461	6,756
Fluid dairy	2,449	2,897	3,018

Total capital expenditures	$49,713	$73,194	$102,535

Depreciation and amortization:
Grocery sales	$40,898	$38,320	$37,319
Shopping center rentals	5,027	4,687	4,117
Fluid dairy	2,387	2,259	2,096

Total depreciation and amortization	$48,312	$45,266	$43,532

Revenue from shopping center rentals is included in rental income, net in the statements of income. The other revenues comprise the net sales reported in the statements of income.

The fluid dairy segment had $44.2, $44.6 and $44.8 million in sales to the grocery sales segment in fiscal 2002, 2001 and 2000, respectively. These sales have been eliminated in consolidation.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	(in thousands except earnings per common share)
	1st	2nd	3rd	4th
2002	Quarter	Quarter	Quarter	Quarter	Total

Net sales	$499,444	$493,156	$482,952	$484,910	$1,960,462
Gross profit	128,035	132,476	129,172	131,042	520,725
Income before extraordinary item	4,566	3,296	3,692	3,741	15,295
Net income	4,117	3,296	3,568	3,752	14,733
Basic earnings per common share	.18	.15	.16	.16	.65
Diluted earnings per common share	.18	.14	.16	.16	.64

2001

Net sales	$504,695	$475,167	$484,735	$488,843	$1,953,440
Gross profit	128,564	125,359	128,634	128,999	511,556
Net income	4,458	3,150	5,922	4,320	17,850
Basic earnings per common share	.20	.14	.26	.19	.79
Diluted earnings per common share	.20	.14	.26	.19	.79

13. Litigation

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

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

Long and short-term debt: The carrying amounts of the Company’s short-term borrowings approximate their fair values. The fair values of the Company’s long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Ingles Markets, Incorporated and Subsidiaries
Notes To Consolidated Financial Statements
Fiscal years ended September 28, 2002, September 29, 2001
     and September 30, 2000

The carrying amounts and fair values of the Company’s financial instruments at September 28, 2002 and September 29, 2001 are as follows (amounts in thousands):

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Cash and cash equivalents	$46,900	$46,900	$12,435	$12,435
Receivables	34,823	34,823	32,466	32,466
Long-term and short-term debt:
Real estate and equipment	348,747	356,543	488,521	495,868
Other	247,885	225,407	61,024	61,024

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2002	2001	2000

Cash paid during the year for:
Interest (net of amounts capitalized)	$44,303,243	$43,485,020	$40,898,804
Income taxes	10,262,495	623,867	8,966,329
Non cash items:
Property and equipment additions included in accounts payable	4,066,787	2,366,442	5,746,770

16. Major Supplier

A large portion of inventory is purchased from a wholesale grocery distributor. Purchases from the distributor were approximately $197 million in 2002, $203 million in 2001 and $188 million in 2000. This distributor owns approximately 3% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 28, 2002. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.1 million and $3.8 million at September 28, 2002 and September 29, 2001, respectively.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $35.4 million in fiscal 2002, $32.5 million in fiscal 2001 and $29.6 million in fiscal 2000. Amounts due from this distributor, included in receivables, were $1.5 million and $1.3 at September 28, 2002 and September 29, 2001, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES	SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT				BALANCE AT
	BEGINNING OF	CHARGED TO			END OF
DESCRIPTION	YEAR	COSTS & EXPENSES	DEDUCTIONS		YEAR

Fiscal year ended September 28, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$339,938	$216,000	$76,825	(1)	$479,113

Fiscal year ended September 29, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$256,630	$176,000	$92,692	(1)	$339,938

Fiscal year ended September 30, 2000:
Deducted from asset accounts:
Allowance for doubtful accounts	$185,070	$146,000	$74,440	(1)	$256,630

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ Robert P. Ingle

Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: December 9, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle	December 9, 2002

Robert P. Ingle, Chairman of the Board, Chief Executive Officer and Director

/s/ Vaughn C. Fisher	December 9, 2002

Vaughn C. Fisher, President, Chief Operating Officer and Director

/s/ Brenda S. Tudor	December 9, 2002

Brenda S. Tudor, CPA, Vice President-Finance, Chief Financial Officer and Director

/s/ Charles E. Russell	December 9, 2002

Charles E. Russell, Director

/s/ Robert P. Ingle, II	December 9, 2002

Robert P. Ingle, II, Vice President- Operations and Director

/s/ Florence S. Dimenna	December 9, 2002

Florence S. Dimenna, Secretary and Controller

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert P. Ingle, Chief Executive Officer of Ingles Markets, Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Ingles Markets, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ Robert P. Ingle

Robert P. Ingle Chief Executive Officer

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Brenda S. Tudor, Chief Financial Officer of Ingles Markets, Incorporated, certify that:

1.	I have reviewed this annual report on Form 10-K of Ingles Markets, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 9, 2002

/s/ Brenda S. Tudor

Brenda S. Tudor Chief Financial Officer

EXHIBIT INDEX

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8-7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8-7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated Ingles Markets, Incorporated 1987 Employee Incentive Stock Option Plan. (Included as Exhibit 10.1 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.2	Ingles Markets, Incorporated Investment/Profit Sharing Plan and Trust as amended through June 30, 1995, along with first, second and third amendments thereto. (Included as Exhibit 4.3 to Registrant’s Registration Statement on Form S-8 filed on March 16, 1999, File No. 333-74459, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.3	Fourth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 4, 1999. (Included as Exhibit 10.3 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.4	Fifth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective March 6, 2000. (Included as Exhibit 10.4 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.5	Sixth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective August 29, 2000. (Included as Exhibit 10.5 to Registrant’s Annual Report on form 10-K for the fiscal year ended September 30, 2000, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.6	Seventh Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective January 1, 2001. (Included as Exhibit 10.6 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.7	Eighth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective May 21, 2001. (Included as Exhibit 10.7 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.8	Ninth Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan effective October 1, 2001. (Included as Exhibit 10.8 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706 previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K)

10.9	Amended and Restated Ingles Markets, Incorporated 1991 Nonqualified Stock Option Plan. (Included as Exhibit 10.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 30, 1995, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.10	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Appendix A to Registrant’s Proxy Statement for the Annual Meeting of Stockholders held on February 12, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.11	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002.

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

99.1	Certification Pursuant to 18 U.S.C. Section 1350

99.2	Certification Pursuant to 18 U.S.C. Section 1350