Form 10-Q
period 2002-12-28
INGLES MARKETS INC
filed 2003-02-10
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2002

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

     As of February 4, 2003, the Registrant had 10,220,807 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,566,932 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED
INDEX

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 28,	SEPTEMBER 28,
	2002	2002
	(UNAUDITED)	(NOTE)

Current Assets:
Cash	$14,728,754	$46,900,305
Receivables	34,445,038	34,822,934
Inventories	192,825,512	190,399,350
Other	5,601,676	5,706,754

Total Current Assets	247,600,980	277,829,343
Property and Equipment – Net	731,698,624	723,219,548
Other Assets	13,500,105	13,342,315

Total Assets	$992,799,709	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 28,	SEPTEMBER 28,
	2002	2002
	(UNAUDITED)	(NOTE)

Current Liabilities:
Short-term loans and current portion of long-term debt	$44,672,006	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	123,000,621	139,123,085

Total Current Liabilities	167,672,627	186,430,131
Deferred Income Taxes	35,614,578	36,914,578
Long-Term Debt	548,838,155	549,324,487
Other Long-Term Liabilities	2,511,280	3,163,162

Total Liabilities	754,636,640	775,832,358

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,190,857 shares issued and outstanding December 28, 2002; 10,189,807 shares issued and outstanding September 28, 2002	509,543	509,490
Class B, $.05 par value; 100,000,000 shares authorized; 12,596,882 shares issued and outstanding December 28, 2002; 12,597,932 shares issued and outstanding September 28, 2002	629,844	629,897
Paid-in capital in excess of par value	100,148,857	100,148,857
Retained earnings	136,874,825	137,270,604

Total Stockholders’ Equity	238,163,069	238,558,848

Total Liabilities and Stockholders’ Equity	$992,799,709	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

	DECEMBER 28,	DECEMBER 29,
	2002	2001

Net sales	$495,116,191	$499,444,257
Cost of goods sold	364,934,796	371,408,978

Gross profit	130,181,395	128,035,279
Operating and administrative expenses	115,336,828	114,560,695
Rental income, net	2,151,181	2,394,528

Income from operations	16,995,748	15,869,112
Other income, net	661,609	2,675,973

Income before interest and income taxes	17,657,357	18,545,085
Interest expense	12,732,128	12,047,774

Income before income taxes	4,925,229	6,497,311

Income taxes:
Current	2,150,000	3,880,000
Deferred	(400,000)	(1,500,000)

	1,750,000	2,380,000

Net income	$3,175,229	$4,117,311

Per share amounts:
Basic earnings per common share	$0.14	$0.18

Diluted earnings per common share	$0.14	$0.18

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 28, 2002 AND DECEMBER 29, 2001

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	OF PAR VALUE	EARNINGS	TOTAL

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	4,117,311	4,117,311
Cash dividends	—	—	—	—	—	(3,545,546)	(3,545,546)
Exercise of stock options	44,100	2,205	—	—	467,092	—	469,297
Common stock conversions	75	4	(75)	(4)	—	—	—

Balance, December 29, 2001	10,049,282	$502,464	12,634,357	$631,718	$99,062,503	$137,344,589	$237,541,274

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	3,175,229	3,175,229
Cash dividends	—	—	—	—	—	(3,571,008)	(3,571,008)
Exercise of stock options	—	—	—	—	—	—	—
Common stock conversions	1,050	53	(1,050)	(53)	—	—	—

Balance, December 28, 2002	10,190,857	$509,543	12,596,882	$629,844	$100,148,857	$136,874,825	$238,163,069

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED

	DECEMBER 28,	DECEMBER 29,
	2002	2001

Cash Flows from Operating Activities:
Net income	$3,175,229	$4,117,311
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	12,409,305	11,804,698
Amortization of deferred gain on sale/leasebacks	(211,795)	(211,795)
Gains on disposals of property and equipment	(35,246)	(1,834,436)
Receipt of advance payments on purchases contracts	750,000	1,200,000
Recognition of advance payments on purchases contracts	(881,458)	(801,667)
Deferred income taxes	(400,000)	(1,500,000)
Decrease in receivables	377,896	441,008
Increase in inventory	(2,426,162)	(1,066,826)
(Increase) decrease in other assets	(1,234,725)	727,668
Decrease in accounts payable and accrued expenses	(17,048,507)	(1,950,930)

Net Cash (Used) Provided by Operating Activities	(5,525,463)	10,925,031

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	42,977	4,127,306
Capital expenditures	(19,971,748)	(9,761,557)

Net Cash Used by Investing Activities	(19,928,771)	(5,634,251)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	9,313,000	272,280,684
Debt issuance costs	(24,937)	(9,366,562)
Principal payments on long-term debt	(12,434,372)	(182,395,085)
Proceeds from exercise of stock options	—	469,297
Dividends paid	(3,571,008)	(3,545,546)

Net Cash (Used) Provided by Financing Activities	(6,717,317)	77,442,788

Net (Decrease) Increase in Cash	(32,171,551)	82,733,568
Cash at beginning of period	46,900,305	12,434,897

Cash at End of Period	$14,728,754	$95,168,465

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Three Months Ended December 28, 2002 and December 29, 2001

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 28, 2002, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 28, 2002 and December 29, 2001. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2002 filed by the Company under the Securities Exchange Act of 1934 on December 9, 2002.

The results of operations for the three-month period ended December 28, 2002 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month period ended December 29, 2001 have been reclassified for comparative purposes.

B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $468,864 and $479,113 at December 28, 2002 and September 28, 2002, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	December 28,	September 28,
	2002	2002

Accounts payable-trade	$78,428,102	$82,651,435
Property, payroll, and other taxes payable	8,863,754	12,362,475
Salaries, wages and bonuses payable	9,286,809	11,985,095
Self-insurance reserves	6,521,930	6,565,623
Interest	4,026,823	9,569,420
Other	15,873,203	15,989,037

	$123,000,621	$139,123,085

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $175,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $4.7 million and $5.1 million for the three-month periods ended December 28, 2002 and December 29, 2001, respectively.

D. LONG-TERM DEBT

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011. The notes bear an annual interest rate of 8-7/8% and were issued at a discount to yield 9%. A portion of the proceeds was used to repay $170.0 million in existing indebtedness.

In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $145 million. Of the $145 million of committed lines of credit, $130 million matures in October 2004 and $15 million matures in October 2003.

During the three months ended December 28,2002, the Company obtained $9.3 million in net advances on lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes.

E. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 9, 2002 to stockholders of record on October 1, 2002.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and income taxes is as follows:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Interest (net of amount capitalized)	$17,914,725	$13,846,147

Income taxes	$1,759,194	$1,938,094

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended

	December 28,	December 29,
	2002	2001

BASIC:
Net income	$3,175,229	$4,117,311

Weighted average number of common shares outstanding	22,787,739	22,645,252

Basic earnings per common share	$.14	$.18

DILUTED:
Diluted earnings	$3,175,229	$4,117,311

Weighted average number of common shares and common stock equivalent shares outstanding	23,107,505	23,125,840

Diluted earnings per common share	$.14	$.18

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended

	December 28,	December 29,
	2002	2001

Revenues from unaffiliated customers:
Grocery sales	$472,570	$475,932
Shopping center rentals	3,701	3,999
Fluid dairy	22,546	23,512

Total revenues from unaffiliated customers	$498,817	$503,443

Income from operations:
Grocery sales	$12,068	$10,488
Shopping center rentals	2,151	2,620
Fluid dairy	2,777	2,761

Total income from operations	$16,996	$15,869

	December 28	September 28
	2002	2002

Assets:
Grocery sales	$840,317	$860,583
Shopping center rentals	124,353	124,965
Fluid dairy	28,130	28,843

Total assets	$992,800	$1,014,391

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended December 28, 2002 and December 29, 2001, respectively, the fluid dairy segment had $11.4 and $11.3 million in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement at the beginning of the December 2002 quarter. Adoption of the statement did not have any impact on the Company’s financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement at the beginning of the

December 2002 quarter. Adoption of the statement did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of the $170.0 million in debt have been reclassified in the December 2001 three-month period from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the December 2001 quarter as an extraordinary item.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation– Transition and Disclosure” (“FAS 148”). FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements in the summary of significant accounting policies. FAS 148 does not amend FAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in FAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 148 is effective for fiscal years ending after December 15, 2002 and early application is permitted. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company will adopt FAS 148 beginning with the quarter ended March 29, 2003 and expects no effect on the financial statements.

EITF (Emerging Issues Task Force) 02-16 - “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” — with regard to the treatment of cash consideration received by a customer, the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. This consensus should be applied to fiscal periods beginning after December 15, 2002. The Company is currently assessing the effect that EITF 02-16 will have on its financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 199 supermarkets in Georgia (83), North Carolina (60), South Carolina (32), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. The Company recently began adding fuel centers and pharmacies at select store locations. As of December 28, 2002 the Company operates 17 in-store pharmacies and 13 fuel centers.

Ingles also operates two other lines of business, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 34% of its products to the retail grocery segment and approximately 66% of its products to third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company’s operations, providing both operational and economic benefit.

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

Asset Impairments

Beginning in fiscal 2003, the Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgements based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. Adoption of Statement No. 144 had no impact on results of operations or financial position.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 28, 2002 and December 29, 2001 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended

	December 28,	December 29,
	2002	2001

Net sales	100.0%	100.0%
Gross profit	26.3%	25.6%
Operating and administrative expenses	23.3%	22.9%
Rental income, net	0.4%	0.5%
Income from operations	3.4%	3.2%
Other income, net	0.2%	0.5%
Income before interest and income taxes	3.6%	3.7%
Interest expense	2.6%	2.4%
Income before income taxes	1.0%	1.3%
Income taxes	0.4%	0.5%
Net income	0.6%	0.8%
EBITDA margin(1)	6.1%	6.1%
EBITDAR margin (1)	8.2%	8.1%

(1)	EBITDA is defined as earnings before interest, income taxes, depreciation and amortization, non-recurring charges and extraordinary items. EBITDAR is defined as EBITDA plus rent expense. Management believes that EBITDA and EBITDAR are useful measures of operating performance. EBITDA and EBITDAR do not represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP), are not necessarily indicative of cash available to fund all cash flow needs and should not be considered as alternatives to net income under GAAP for evaluating Ingles’ results of operations.

Three Months Ended December 28, 2002 Compared to the Three Months Ended December 29, 2001

Net Sales. Net sales decreased 0.9% to $495.1 million for the three months ended December 28, 2002 from $499.4 million for the three months ended December 29, 2001. Ingles operated 199 stores at December 28, 2002, compared to 203 stores at December 29, 2001. Retail square footage decreased 0.7 % from December 2001 to December 2002. Comparable store sales for the same period decreased 0.4%. Weak economic conditions in the Company’s operating area contributed to the decline in comparable store sales. The Company’s milk processing subsidiary reported a decrease in sales to outside parties of 4.1% for the December 2002 period compared to the December 2001 period, primarily due to a decrease in raw milk costs.

Gross Profit. Gross profit for the three-month period ended December 28, 2002, increased 1.7% to $130.2 million, or 26.3% of sales, compared to $128.0 million, or 25.6% of sales, for the three-month period ended December 29, 2001. Increased focus in the perishable departments, loss control initiatives and procurement improvements all contributed to the increase. Gross profit for the Company’s milk processing subsidiary increased 11.4% for the December 2002 quarter compared to the December 2001 quarter due primarily to increased sales distribution in the higher margin food service sector of the business.

Operating and Administrative Expenses. Operating and administrative expenses increased 0.7% to $115.3 million for the three months ended December 28, 2002, from $114.6 million for the thee months ended December 29, 2001. As a percentage of sales, operating and administrative expenses were 23.3% and 22.9% for the three months ended December 28, 2002 and December 29, 2001, respectively. A variety of factors contributed to the increase.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Depreciation and amortization	0.1%
Rent expense	0.1%
Equipment rent	0.1%
Taxes and licenses	0.1%
Repairs and maintenance	0.1%
Bank charges	0.1%
Insurance expense	(0.1%)
Salaries and wages	(0.1%)

Depreciation expense, rent expense and equipment rent expense increased due to the remodeling and replacement of certain store locations during the prior and current fiscal years.

Taxes and licenses increased due primarily to property tax increases for both the remodeling and replacement of certain store locations, as well as the revaluation of certain properties by taxing authorities.

Repairs and maintenance expense increased due to maintenance charges on point of sale systems, the cleaning out of stores closed in the prior fiscal year and other miscellaneous repairs.

The escalating cost of accepting debit and credit cards was the primary reason for the increases in bank charges. Both increased usage and increased transaction charges contributed to the increase.

Adjustments made to the Company’s self-insured group health plan in April 2002 and a focus on risk management in the general liability area helped to decrease insurance costs as a percentage of sales in spite of increased premiums charged by insurers.

Salaries and wages, as a percentage of sales, decreased due to the revision of the Company’s labor standards during fiscal 2002 to reflect changes made in the merchandising and operations of the stores. A new electronic program for front-end labor scheduling was implemented between April 2002 and August 2002.

Rental Income, Net. Rental income, net decreased $0.2 million to $2.2 million for the December 2002 quarter from $2.4 million for the December 2001 quarter. The decrease consists of gross rental income decreases of $0.1 million and operating cost increases of $0.1 million.

Income from Operations. Income from operations increased 7.1% to $17.0 million or 3.4% of sales in the December 2002 quarter compared to $15.9 million, or 3.2% of sales in the December 2001 quarter. The increase is principally attributable to the improved gross profit, somewhat offset by increased operating and administrative expenses.

Other Income, Net. Other income, net decreased $2.0 million to $0.7 million for the three-month period ended December 28, 2002 from $2.7 million for the three-month period ended December 29, 2001. The decrease is principally due to the inclusion in the December 2001 quarter of a gain of $1.8 million for the sale of three tracts of land, all adjacent to store properties.

Income Before Interest & Income Taxes. Income before interest and income taxes decreased $0.9 million to $17.7 million, during the December 2002 quarter compared to $18.5 million during the December 2001 quarter. Income before interest and income taxes, as a percentage of sales, was 3.6% and 3.7% for the December 2002 quarter and the December 2001 quarter, respectively.

Interest Expense. Interest expense increased $0.7 million for the three-month period ended December 28, 2002 to $12.7 million from $12.0 million for the three-month period ended December 29, 2001. The increase is primarily due to the issuance in December 2001 of the Company’s $250 million 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”), net of the effect of early retirement of approximately $170.0 million of existing debt with a portion of the proceeds. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. Although total debt at December 2002 was $593.5 million compared to $639.4 million at December 2001, interest expense increased as the Notes were outstanding only 19 days in the December 2001 quarter.

Cash balances at December 2002 were $80.4 million less than at December 2001. Cash at December 2001 included the unused invested proceeds from the Notes. The unused invested proceeds have been used to fund current maturities during fiscal 2002 and the first quarter of fiscal 2003, as well as to fund capital expenditures.

Costs of $0.7 million incurred with the early retirement of the $170.0 million in debt have been reclassified in the December 2001 three-month period from an extraordinary item to interest expense in compliance with FASB Statement No. 145.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.5% in the December 2002 quarter compared to 36.6% in the December 2001 three-month period.

Net Income. Net income for the three-month period ended December 28, 2002 was $3.2 million compared to $4.1 million for the three-month period ended December 29, 2001. Net income, as a percentage of sales, was 0.6% for the December 2002 quarter compared to 0.8% for the December 2001 quarter. Basic and diluted earnings per share were $.14 and $.18 for the December 2002 quarter and the December 2001 quarter, respectively. The decrease in net income was primarily attributable to the gain from asset sales, partially reduced by the costs from the early extinguishment of debt, in the December 2001 quarter.

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

Capital expenditures totaled $20.0 million for the three-month period ended December 28, 2002, including the opening of one new store, the completion of minor remodels at two stores and the purchase of one shopping center in which the Company is a tenant. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2003 and in fiscal 2004.

Ingles’ capital expenditure plans for fiscal 2003 include investments of approximately $70 million. For the balance of fiscal 2003, the Company plans to open three new stores, replace one existing store and complete three remodel/expansions. Expenditures will also include investments in stores expected to open in fiscal 2004 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Liquidity

The Company used net cash from operations of $5.5 million in the December 2002 quarter. The use of cash from operations in the December 2002 quarter included a semi-annual interest payment on the Notes of $11.1 million, the payment of annual bonuses of $1.8 million and annual payments of property taxes of $5.6 million.

Cash used by investing activities totaled $19.9 million comprised primarily of $20.0 million of capital expenditures during the period, partially offset by $0.1 million of proceeds from the sale of assets.

The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the December 2002 quarter, the Company’s financing activities used $6.7 million in cash. Proceeds from long-term debt totaled $9.3 million, comprised of advances under a long-term line of credit, while repayments of long-term debt were $12.4 million. The quarterly dividend paid totaled $3.6 million.

At December 28, 2002, the Company had lines of credit with seven banks totaling $145.0 million, of which $135.7 million were unused. Of the $145 million of committed lines of credit, $130 million matures in October 2004 and $15 million matures in October 2003. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 28, 2002.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 28, 2002, the Company had unencumbered real property and equipment with a net book value of approximately $305.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $29.6 million based on tangible net worth at December 28, 2002. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during the December 2002 quarter and during fiscal 2002 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement at the beginning of the December 2002 quarter. Adoption of the statement did not have any impact on the Company’s financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement at the beginning of the December 2002 quarter. Adoption of the statement did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded Statement No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections. In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of the $170.0 million in debt have been reclassified in the December 2001 three-month period from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the December 2001 quarter as an extraordinary item.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation– Transition and Disclosure” (“FAS 148”). FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements in the summary of significant accounting policies. FAS 148 does not amend FAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in FAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 148 is effective for fiscal years ending after December 15, 2002 and early application is permitted. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The company will adopt FAS 148 beginning with the quarter ended March 29,2003 and expects no effect on the financial statements.

EITF (Emerging Issues Task Force) 02-16 - “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” — with regard to the treatment of cash consideration received by a customer, the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. This consensus should be applied to fiscal periods beginning after December 15, 2002. The Company is currently assessing the effect that EITF 02-16 will have on its financial statements.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond our control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect our results. Some important factors (but not necessarily all factors) that affect our revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures, the opening of competitors stores in the Company’s markets and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; and changes in the laws and government regulations applicable to the Company.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 11, 2001 the Company closed the offering of the Notes. The Notes bear interest at a rate of 8-7/8% and were issued at a discount to yield 9%. There have been no material changes in the market interest rates subsequent to September 28, 2002.

Item 4. CONTROLS AND PROCEDURES

As of December 28, 2002, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal controls or in other factors have occurred that could significantly affect controls subsequent to December 28, 2002.

Part II. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350
2)	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended December 28, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 10, 2003	/s/ Robert P. Ingle

Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: February 10, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor Vice President-Finance and Chief Financial Officer

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Robert P. Ingle, Chief Executive Officer of Ingles Markets, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ingles Markets, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Robert P. Ingle

Robert P. Ingle Chief Executive Officer

CERTIFICATION PURSUANT TO 17 CFR 240.13a-14
PROMULGATED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, Brenda S. Tudor, Chief Financial Officer of Ingles Markets, Incorporated, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Ingles Markets, Incorporated;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 10, 2003

/s/ Brenda S. Tudor

Brenda S. Tudor Chief Financial Officer