Form 10-Q
period 2003-03-29
INGLES MARKETS INC
filed 2003-05-08
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes   ☒    No   ☐.

     As of May 1, 2003, the Registrant had 10,499,998 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,391,966 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED
INDEX

Page
No.

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
March 29, 2003 and September 28, 2002	3
Condensed Consolidated Statements of Income
Three Months Ended March 29, 2003 and March 30, 2002	5
Six Months Ended March 29, 2003 and March 30, 2002	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity Six Months Ended March 29, 2003 and March 30, 2002	7
Condensed Consolidated Statements of Cash Flows Six Months Ended March 29, 2003 and March 30, 2002	8
Notes to Unaudited Interim Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
Part II — Other Information
Item 4. Submission of Matters To A Vote of Security Holders	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	24
Certifications	25

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 29,	SEPTEMBER 28,
	2003	2002
	(UNAUDITED)	(NOTE)

Current Assets:
Cash	$15,083,331	$46,900,305
Receivables	31,582,339	34,822,934
Inventories	194,837,744	190,399,350
Other	5,791,658	5,706,754

Total Current Assets	247,295,072	277,829,343
Property and Equipment – Net	737,295,727	723,219,548
Other Assets	13,332,118	13,342,315

Total Assets	$997,922,917	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 29,	SEPTEMBER 28,
	2003	2002
	(UNAUDITED)	(NOTE)

Current Liabilities:
Short-term loans and current portion of long-term debt	$43,354,376	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	130,347,212	139,123,085

Total Current Liabilities	173,701,588	186,430,131
Deferred Income Taxes	34,314,578	36,914,578
Long-Term Debt	549,448,623	549,324,487
Other Long-Term Liabilities	1,855,700	3,163,162

Total Liabilities	759,320,489	775,832,358

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,451,448 shares issued and outstanding March 29, 2003; 10,189,807 shares issued and outstanding September 28, 2002	522,572	509,490
Class B, $.05 par value; 100,000,000 shares authorized; 12,391,966 shares issued and outstanding March 29, 2003; 12,597,932 shares issued and outstanding September 28, 2002	619,599	629,897
Paid-in capital in excess of par value	100,698,822	100,148,857
Retained earnings	136,761,435	137,270,604

Total Stockholders’ Equity	238,602,428	238,558,848

Total Liabilities and Stockholders’ Equity	$997,922,917	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

	MARCH 29,	MARCH 30,
	2003	2002

Net sales	$489,382,957	$493,155,353
Cost of goods sold	359,577,152	360,679,833

Gross profit	129,805,805	132,475,520
Operating and administrative expenses	115,823,020	116,302,291
Rental income, net	2,349,080	2,361,910

Income from operations	16,331,865	18,535,139
Other income, net	1,687,356	481,456

Income before interest and income taxes	18,019,221	19,016,595
Interest expense	12,511,137	13,671,342

Income before income taxes	5,508,084	5,345,253

Income taxes:
Current	3,150,000	3,250,000
Deferred	(1,100,000)	(1,200,000)

	2,050,000	2,050,000

Net income	$3,458,084	$3,295,253

Per share amounts:
Basic earnings per common share	$0.15	$0.15

Diluted earnings per common share	$0.15	$0.14

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED

		March 30,
	March 29, 2003	2002 (Restated)*

Net sales	$984,499,148	$992,599,610
Cost of goods sold	724,511,948	732,088,811

Gross profit	259,987,200	260,510,799
Operating and administrative expenses	231,159,848	230,862,986
Rental income, net	4,500,261	4,756,438

Income from operations	33,327,613	34,404,251
Other income, net	2,348,965	3,157,429

Income before interest and income taxes	35,676,578	37,561,680
Interest expense	25,243,265	25,719,116

Income before income taxes	10,433,313	11,842,564

Income taxes:
Current	5,300,000	7,130,000
Deferred	(1,500,000)	(2,700,000)

	3,800,000	4,430,000

Net income	$6,633,313	$7,412,564

Per share amounts
Basic earnings per common share	$0.29	$0.33

Diluted earnings per common share	$0.29	$0.32

Cash dividends per common share:

Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

* Certain amounts have been reclassified for the provisions of FAS 145. See Note J for further details.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	7,412,564	7,412,564
Cash dividends	—	—	—	—	—	(7,098,834)	(7,098,834)
Exercise of stock options	120,300	6,015	—	—	1,260,354	—	1,266,369
Common stock conversions	225	12	(225)	(12)	—	—	—

Balance, March 30, 2002	10,125,632	$506,282	12,634,207	$631,710	$99,855,765	$137,086,554	$238,080,311

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	6,633,313	6,633,313
Cash dividends	—	—	—	—	—	(7,142,482)	(7,142,482)
Exercise of stock options	55,675	2,784	—	—	549,965	—	552,749
Common stock conversions	205,966	10,298	(205,966)	(10,298)	—	—	—

Balance, March 29, 2003	10,451,448	$522,572	12,391,966	$619,599	$100,698,822	$136,761,435	$238,602,428

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED

	MARCH 29,	MARCH 30,
	2003	2002

Cash Flows from Operating Activities:
Net income	$6,633,313	$7,412,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,114,325	23,952,015
Amortization of deferred gain on sale/leasebacks	(423,591)	(423,590)
Gains on disposals of property and equipment	(1,137,596)	(1,720,868)
Receipt of advance payments on purchases contracts	750,000	2,587,576
Recognition of advance payments on purchases contracts	(1,739,669)	(1,684,624)
Decrease in deferred income taxes	(1,500,000)	(2,700,000)
Decrease (increase) in receivables	3,240,595	(2,305,508)
(Increase) decrease in inventory	(4,438,394)	5,936,639
(Increase) decrease in other assets	(1,762,955)	1,850,506
Decrease in accounts payable and accrued expenses	(10,718,740)	(9,625,350)

Net Cash Provided by Operating Activities	14,017,288	23,279,360

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,585,991	6,997,671
Capital expenditures	(36,977,049)	(15,419,323)

Net Cash Used by Investing Activities	(35,391,058)	(8,421,652)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	20,565,000	272,280,684
Debt issuance costs	(24,937)	(9,685,354)
Principal payments on long-term debt	(24,393,534)	(195,623,810)
Proceeds from exercise of stock options	552,749	1,266,369
Dividends paid	(7,142,482)	(7,098,834)

Net Cash (Used) Provided by Financing Activities	(10,443,204)	61,139,055

Net (Decrease) Increase in Cash	(31,816,974)	75,996,763
Cash at beginning of period	46,900,305	12,434,897

Cash at End of Period	$15,083,331	$88,431,660

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 29, 2003 and March 30, 2002

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 29, 2003, and the results of operations, changes in stockholders’ equity and cash flows for the three- month and six-month periods ended March 29, 2003 and March 30, 2002. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2002 filed by the Company under the Securities Exchange Act of 1934 on December 10, 2002.

The results of operations for the three-month and six-month periods ended March 29, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and six-month periods ended March 30, 2002 have been reclassified for comparative purposes.

B. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $565,854 and $479,113 at March 29, 2003 and September 28, 2002, respectively.

C. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	March 29,	September 28,
	2003	2002

Accounts payable-trade	$78,551,868	$82,651,435
Property, payroll, and other taxes payable	10,370,475	12,362,475
Salaries, wages and bonuses payable	10,169,902	11,985,095
Self-insurance reserves	7,088,230	6,565,623
Interest	9,619,053	9,569,420
Other	14,547,684	15,989,037

	$130,347,212	$139,123,085

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $175,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.0 million and $5.4 million for the three-month periods ended March 29, 2003 and March 30, 2002, respectively.

For the six-month periods ended March 29, 2003 and March 30, 2002, employee insurance expense, net of employee contributions, totaled $9.7 million and $10.5 million, respectively.

D. LONG-TERM DEBT

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes due in 2011. The notes bear an annual interest rate of 8-7/8% and were issued at a discount to yield 9%. A portion of the proceeds was used to repay $170.0 million in existing indebtedness.

In conjunction with the issuance of the notes, the Company renegotiated its lines of credit, extending the maturity dates and increasing available lines of credit from $130 million to $145 million. Of the $145 million of committed lines of credit, $130 million matures in October 2004 and $15 million matures in October 2003.

During the six months ended March 29, 2003, the Company obtained $20.6 million in net advances on lines of credit at interest rates less than the prime rate. The proceeds of the loans were used to fund capital expenditures and for general corporate purposes.

E. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 15, 2003 and October 9, 2002 to stockholders of record on January 6, 2003 and October 1, 2002, respectively.

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Six Months Ended

	March 29,	March 30,
	2003	2002

Interest (net of amount capitalized)	$25,193,632	$20,698,551
Income taxes	$6,165,973	$6,574,328

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended

	March 29,	March 30,
	2003	2002

BASIC:
Net income	$3,458,084	$3,295,253

Weighted average number of common shares outstanding	22,827,745	22,694,779

Basic earnings per common share	$.15	$.15

DILUTED:
Net income	$3,458,084	$3,295,253

Weighted average number of common shares and common stock equivalent shares outstanding	23,034,349	23,071,127

Diluted earnings per common share item	$.15	$.14

     The following table sets forth the computation of basic and diluted earnings per share for the six-month periods indicated:

	Six Months Ended

	March 29,	March 30,
	2003	2002

BASIC:
Net income	$6,633,313	$7,412,564

Weighted average number of common shares outstanding	22,835,580	22,670,015

Basic earnings per common share	$.29	$.33

DILUTED:
Net income	$6,633,313	$7,412,564

Weighted average number of common shares and common stock equivalent shares outstanding	23,095,578	23,089,541

Diluted earnings per common share	$.29	$.32

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Revenues from unaffiliated customers:
Grocery sales	$466,057	$470,408	$938,627	$946,339
Shopping center rentals	4,208	4,442	7,909	8,441
Fluid dairy	23,326	22,748	45,872	46,261

Total revenues from unaffiliated customers	$493,591	$497,598	$992,408	$1,001,041

Income from operations:
Grocery sales	$11,277	$13,277	$23,345	$23,991
Shopping center rentals	2,349	2,362	4,500	4,756
Fluid dairy	2,706	2,896	5,483	5,657

Total income from operations	$16,332	$18,535	$33,328	$34,404

	March 29,	September 28,
	2003	2002

Assets:
Grocery sales	$846,433	$860,583
Shopping center rentals	123,060	124,965
Fluid dairy	28,430	28,843

Total assets	$997,923	$1,014,391

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended March 29, 2003 and March 30, 2002, respectively, the fluid dairy segment had $11.3 and $11.0 million in sales to the grocery sales segment. The fluid dairy segment had $22.7 and $22.3 million in sales to the grocery sales segment in the six-month periods ended March 29, 2003 and March 30, 2002, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation– Transition and Disclosure” (“FAS 148”). FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 does not amend FAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in FAS 123 or the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 148 is effective for fiscal years ending after December 15, 2002 and early application is permitted. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company adopted FAS 148 beginning with the March 29, 2003 quarter.

The Company reports under the provisions of Statement of Financial Accounting Standards No. 123,“Accounting for Stock-Based Compensation (“FAS 123”). FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with Accounting Principles Board Opinion No. 25. In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model.

Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

BASIC
Net income	$3,458,084	$3,295,253	$6,633,313	$7,412,564
Net income, pro forma	$3,292,104	$3,054,002	$6,265,061	$6,881,336
Basic earnings per common share	$0.15	$0.15	$0.29	$0.33
Basic earnings per common share, pro forma	$0.14	$0.13	$0.27	$0.30
DILUTED
Diluted earnings	$3,458,084	$3,295,253	$6,633,313	$7,412,564
Diluted earnings,pro forma	$3,292,104	$3,054,002	$6,265,061	$6,881,336
Diluted earnings per common share	$0.15	$0.14	$0.29	$0.32
Diluted earnings per common share, pro forma	$0.14	$0.13	$0.27	$0.30

No compensation expense has been recognized under Opinion 25 in the three and six month periods ended March 29, 2003 and March 30, 2002. The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

J. NEW ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement at the beginning of fiscal year 2003. Adoption of the statement did not have any impact on the Company’s financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement at the beginning of fiscal year 2003. Adoption of the statement did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of the $170.0 million in debt have been reclassified in the March 2002 six-month period from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the March 2002 six-month period as an extraordinary item.

EITF (Emerging Issues Task Force) 02-16 - “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” — with regard to the treatment of cash consideration received by a customer, the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. In the second quarter the Company adopted EITF 02-16. The adoption did not have any impact on the Company’s financial statements.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in Georgia (83), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. The Company recently began adding fuel centers and pharmacies at select store locations. As of March 29, 2003, the Company operates 21 in-store pharmacies and 16 fuel centers.

Ingles also operates two other lines of business, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 33% of its products to the retail grocery segment and approximately 67% of its products to third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company’s operations, providing both operational and economic benefit.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

Asset Impairments

Beginning in fiscal 2003, the Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. Adoption of Statement No. 144 had no impact on results of operations or financial position.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 29, 2003 and March 30, 2002. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.5%	26.9%	26.4%	26.3%
Operating and administrative expenses	23.7%	23.6%	23.5%	23.3%
Rental income, net	0.5%	0.5%	0.5%	0.5%
Other income, net	0.4%	0.1%	0.2%	0.3%
Income before interest and income taxes	3.7%	3.9%	3.6%	3.8%
Interest expense	2.6%	2.8%	2.5%	2.6%
Income before income taxes	1.1%	1.1%	1.1%	1.2%
Income taxes	0.4%	0.4%	0.4%	0.5%
Net income	0.7%	0.7%	0.7%	0.7%

Three Months Ended March 29, 2003 Compared to the Three Months Ended March 30, 2002

Net Sales. Sales comparisons for the three and six-month periods were affected by the timing of the Easter holiday. In fiscal 2002, Easter fell on the day following the end of the March quarter, therefore Easter related sales were included in the March three and six-month periods of fiscal 2002. Easter related sales will be included in the third quarter of fiscal 2003.

Net sales for the March 2003 quarter decreased 0.8% to $489.4 million from $493.2 million for the same quarter last year. Comparable store sales for the same period decreased 1.3%. Excluding the effect of Easter, comparable store sales decreased 0.4% for the March 2003 quarter compared to the March 2002 quarter. Weak economic conditions in the Company’s operating area contributed to the decline in comparable store sales. Ingles operated 200 stores at the end of the March 2003 quarter and 201 stores at the end of the March 2002 quarter.

Gross Profit. Gross profit for the three-month period ended March 29, 2003, decreased 2.0% to $129.8 million, or 26.5% of sales, compared to $132.5 million, or 26.9% of sales, for the three-month period ended March 30, 2002. Weak economic conditions resulted in more conservative consumer spending and more aggressive price promotion. The higher margin deli, bakery and meat departments were affected the most by the conservative spending patterns.

Operating and Administrative Expenses. Operating and administrative expenses decreased 0.4% to $115.8 million for the three months ended March 29, 2003, from $116.3 million for the three months ended March 30, 2002. As a percentage of sales, operating and administrative expenses were 23.7% and 23.6% for the three months ended March 29, 2003 and March 30, 2002, respectively. A variety of factors contributed to the increase, as a percentage of sales.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Depreciation and amortization	0.1%
Rent expense	0.1%
Utilities	0.1%
Advertising	(0.2)%

Fixed operating costs such as depreciation and amortization, rent expense and utilities were higher as a percentage of sales, due to the lower sales volume. In addition, utility costs rose due to a combination of a colder winter and higher fuel costs. Advertising expense declined due to cutbacks made in the advertising budget.

Rental Income, Net. Rental income, net decreased $0.1 million to $2.3 million for the March 2003 quarter from $2.4 million for the March 2002 quarter. The decrease consists of gross rental income increases of $0.1 million and operating cost increases of $0.2 million.

Income from Operations. Income from operations decreased 11.9% to $16.3 million or 3.3% of sales in the March 2003 quarter compared to $18.5 million, or 3.8% of sales in the March 2002 quarter. The decrease is principally attributable to the decreased gross profit.

Other Income, Net. Other income, net increased $1.2 million to $1.7 million for the three-month period ended March 29, 2003 from $0.5 million for the three-month period ended March 30, 2002. The increase is principally due to the inclusion in the March 2003 quarter of a gain of $1.1 million from the sale of a shopping center in which the Company no longer operated a store.

Income Before Interest & Income Taxes. Income before interest and income taxes decreased $1.0 million to $18.0 million, during the March 2003 quarter compared to $19.0 million during the March 2002 quarter. Income before interest and income taxes, as a percentage of sales, was 3.7% and 3.9% for the March 2003 quarter and the March 2002 quarter, respectively.

Interest Expense. Interest expense decreased $1.2 million for the three-month period ended March 29, 2003 to $12.5 million from $13.7 million for the three-month period ended March 30, 2002 principally due to a decrease in aggregate debt of $33.4 million from March 2002 to March 2003.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.2% in the March 2003 quarter compared to 38.4% in the March 2002 quarter.

Net Income. Net income increased 4.9% for the three-month period ended March 29, 2003 to $3.5 million compared to $3.3 million for the three-month period ended March 30, 2002. Net income, as a percentage of sales, was 0.7% for both the March 2003 and March 2002 quarters. Diluted earnings per share were $.15 and $.14 for the March 2003 and March 2002 quarters, respectively. Basic earnings per share were $.15 for both the March 2003 and the March 2002 quarters.

Six Months Ended March 29, 2003 Compared to the Six Months Ended March 30, 2002

Net Sales. As mentioned in the three-month discussion, sales comparisons for the six-month periods were affected by the timing of the Easter holiday. Net sales for the six months ended March 29, 2003 decreased 0.8% to $984.5 million, compared to $992.6 million for the six months ended March 30, 2002. Comparable store sales decreased 0.9% for such period. Adjusted for the difference in timing of the Easter holiday, comparable store sales decreased 0.4% for the 2003 six-month period compared to the March 2002 six-month period. Weak economic conditions in the Company’s operating area contributed to the decline in comparable store sales.

Gross Profit. Gross profit for the six months ended March 29, 2003 decreased 0.2% to $260.0 million compared to $260.5 million, for the six months ended March 30, 2002. As a percent of sales, gross profit increased slightly to 26.4% for the six months ended March 29, 2003 from 26.3% for the six months ended March 30, 2002.

Operating and Administrative Expenses. Operating and administrative expenses increased 0.1% to $231.2 million for the six months ended March 29, 2003, from $230.9 million for the six months ended March 30, 2002. As a percentage of sales, operating and administrative expenses increased to 23.5% for the March 2003 six-month period from 23.3% for the same period last year.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Rent expense	0.1%
Depreciation and amortization	0.1%
Utilities	0.1%
Advertising	(0.1)%
Insurance	(0.1)%

As mentioned in the three-month discussion, fixed operating costs such as rent expense, depreciation and amortization and utilities were higher as a percentage of sales, due to the lower sales volume. Advertising expense declined due to cutbacks made in the advertising budget. Comprehensive changes made in April 2002 to the Company’s medical plan curbed the growth of insurance costs, as a percentage of sales.

Rental Income, Net. Rental income, net decreased $0.3 million to $4.5 million in the March 2003 six-month period from $4.8 million in the March 2002 comparable period. Gross rental income remained virtually unchanged, while shopping center expenses (primarily depreciation) increased $0.3 million.

Income from Operations. Income from operations decreased 3.1% to $33.3 million or 3.4% of sales in the March 2003 six-month period compared to $34.4 million, or 3.5% of sales in the March 2002 six-month period.

Other Income, Net. Other income, net decreased $0.8 million for the March 2003 six-month period over the comparable period in fiscal 2002. The March 2003 six-month period included a gain of $1.1 million from the sale of a shopping center in which the company no longer operated a store, while the March 2002 six-month period, included $1.8 million in gains from the sale of three tracts of land, all adjacent to store properties.

Interest Expense. Interest expense decreased $0.5 million to $25.2 million for the six months ended March 29, 2003 from $25.7 million for the six months ended March 30, 2002, due primarily to the decrease in debt mentioned in the three-month discussion. During the first quarter of 2003, the balance of the proceeds from the December 2001 issuance of $250 million of 8 7/8% Senior Unsecured Subordinated Notes (“Notes”) was used to fund current maturities and capital expenditures.

Costs of $0.7 million associated with the early retirement of debt incurred during the March 2002 six-month period have been reclassified in the March 2002 six-month period from an extraordinary item to interest expense in compliance with FASB Statement No. 145.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.4% in the March 2003 six-month period compared to 37.4% in the March 2002 six-month period.

Net Income. Net income for the March 2003 six-month period was $6.6 million, or 0.7% of sales, compared to $7.4 million, or 0.7% of sales, for the March 2002 six-month period. Basic earnings per common share were $.29 and $.33 for the March 2003 and March 2002 six-month period, respectively. Diluted earnings per common share were $.29 for the March 2003 six-month period compared to $.32 for the March 2002 six-month period.

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

Capital expenditures totaled $37.0 million for the six-month period ended March 29, 2003, including the opening of three new stores, the completion of one major remodel/expansion and three minor remodels and the purchase of one shopping center in which the Company was a tenant. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2003 and in fiscal 2004.

Ingles’ capital expenditure plans for fiscal 2003 include investments of approximately $70 million. For the balance of fiscal 2003, the Company plans to open one new store, replace one existing store and complete one major remodel/expansion. Expenditures will also include investments in stores expected to open in fiscal 2004 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Liquidity

The Company had net cash from operations of $14.0 million in the March 2003 six-month period.

Cash used by investing activities totaled $35.4 million comprised primarily of $37.0 million of capital expenditures during the period, partially offset by $1.6 million of proceeds from the sale of assets.

The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the March 2003 six-month period, the Company’s financing activities used $10.4 million in cash. Proceeds from long-term debt totaled $20.6 million, comprised of advances under long-term lines of credit, while repayments of long-term debt were $24.4 million. Dividends paid totaled $7.1 million.

At March 29, 2003, the Company had lines of credit with seven banks totaling $145.0 million, of which $124.6 million were unused. Of the $145.0 million of committed lines of credit, $130.0 million matures in October 2004 and $15.0 million matures in October 2003. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 29, 2003.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 29, 2003, the Company had unencumbered real property and equipment with a net book value of approximately $312.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements, restrict the ability of the Company to pay additional dividends to approximately $30.3 million based on tangible net worth at March 29, 2003. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during the first six months of fiscal 2003 was slightly lower than the overall increase in the Consumer Price Index, while inflation in food prices in fiscal 2002 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

In August 2001, the FASB issued Statement No. 143 “Accounting for Asset Retirement Obligations” that provides accounting guidance for the costs of retiring long-lived assets and is effective for fiscal years beginning after June 15, 2002. The Company adopted this statement at the beginning of fiscal year 2003. Adoption of the statement did not have any impact on the Company’s financial statements.

In October 2001, the FASB issued Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”). FAS 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supercedes FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” (“FAS 121”). It also supercedes the accounting and reporting provisions of APB Opinion No. 30 “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” related to the disposal of a segment of a business. FAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted this statement at the beginning of fiscal year 2003. Adoption of the statement did not have any impact on the Company’s financial statements.

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of the $170.0 million in debt have been reclassified in the March 2002 six-month period from an extraordinary item to interest expense. The reclassification had no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the March 2002 six-month period as an extraordinary item.

EITF (Emerging Issues Task Force) 02-16 - “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” — with regard to the treatment of cash consideration received by a customer, the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. In the second quarter the Company adopted EITF 02-16. The adoption did not have any impact on the Company’s financial statements.

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

Item 4. CONTROLS AND PROCEDURES

As of March 29, 2003, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal controls or in other factors have occurred that could significantly affect controls subsequent to March 29, 2003.

Part II. Other Information.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 11, 2003. The only matter submitted to a vote of the stockholders at this meeting was the election of nine directors to serve until the 2004 Annual Meeting of Stockholders.

Charles L. Gaither, Jr., John O. Pollard, and J. Alton Wingate were elected by the holders of Class A Common Stock by the following votes: (a) Mr. Gaither: 8,825,689 votes for, 252,200 votes withheld, 0 abstentions and 0 broker nonvotes; (b) Mr. Pollard: 8,855,488 votes for, 222,401 withheld, 0 abstentions and 0 broker nonvotes; (c) Mr. Wingate: 8,861,287 votes for, 216,602 votes withheld, 0 abstentions and 0 broker nonvotes. Robert P. Ingle, Anthony S. Federico, Robert P. Ingle, II, Charles E. Russell, Laura Ingle Sharp and Brenda S. Tudor were each elected by the holders of Class B Common Stock by the following vote: 12,219,621 votes for, 0 votes withheld, 0 abstentions and 0 broker nonvotes.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

	1)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350*
	2)	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350*

(b)	Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 29, 2003.

*	Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 7, 2003	/s/ Robert P.Ingle

Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: May 7, 2003	/s/ Brenda S. Tudor

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

Date: May 7, 2003

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

Date: May 7, 2003

/s/ Brenda S. Tudor

Brenda S. Tudor Chief Financial Officer