Form 10-Q
period 2003-06-28
INGLES MARKETS INC
filed 2003-08-08
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐ .

     As of August 1, 2003, the Registrant had 10,500,748 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,391,216 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED
INDEX

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
June 28, 2003 and September 28, 2002	3
Condensed Consolidated Statements of Income
Three Months Ended June 28, 2003 and June 29, 2002	5
Nine Months Ended June 28, 2003 and June 29, 2002	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 28, 2003 and June 29, 2002	7
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 28, 2003 and June 29, 2002	8
Notes to Unaudited Interim Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24
Certifications	25

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 28,	September 28,
	2003	2002
	(Unaudited)	(Note)

Current Assets:
Cash	$71,370,360	$46,900,305
Receivables	31,297,637	34,822,934
Inventories	200,073,852	190,399,350
Other	4,869,855	5,706,754

Total Current Assets	307,611,704	277,829,343
Property and Equipment – Net	743,345,269	723,219,548
Other Assets	14,608,461	13,342,315

Total Assets	$1,065,565,434	$1,014,391,206

Note:	The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28,	September 28,
	2003	2002
	(Unaudited)	(Note)

Current Liabilities:
Short-term loans and current portion of long-term debt	$40,875,212	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	132,368,459	139,123,085

Total Current Liabilities	173,243,671	186,430,131
Deferred Income Taxes	34,414,578	36,914,578
Long-Term Debt	616,661,926	549,324,487
Other Long-Term Liabilities	2,188,868	3,163,162

Total Liabilities	826,509,043	775,832,358

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,500,748 shares issued and outstanding June 28, 2003; 10,189,807 shares issued and outstanding September 28, 2002	525,037	509,490
Class B, $.05 par value; 100,000,000 shares authorized; 12,391,216 shares issued and outstanding June 28, 2003; 12,597,932 shares issued and outstanding September 28, 2002	619,561	629,897
Paid-in capital in excess of par value	101,164,536	100,148,857
Retained earnings	136,747,257	137,270,604

Total Stockholders’ Equity	239,056,391	238,558,848

Total Liabilities and Stockholders’ Equity	$1,065,565,434	$1,014,391,206

Note:	The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

		June 29,
	June 28,	2002
	2003	(Restated)*

Net sales	$503,630,936	$482,952,623
Cost of goods sold	372,659,527	353,780,308

Gross profit	130,971,409	129,172,315
Operating and administrative expenses	116,198,937	112,475,854
Rental income, net	2,029,832	2,342,073

Income from operations	16,802,304	19,038,534
Other income, net	1,606,103	386,695

Income before interest and income taxes	18,408,407	19,425,229
Interest expense	12,838,129	13,736,893

Income before income taxes	5,570,278	5,688,336

Income taxes:
Current	1,500,000	620,000
Deferred	500,000	1,500,000

	2,000,000	2,120,000

Net income	$3,570,278	$3,568,336

Per share amounts:
Basic earnings per common share	$.16	$.16

Diluted earnings per common share	$.16	$.16

Cash dividends per common share:
Class A Common Stock	$.165	$.165

Class B Common Stock	$.150	$.150

*Certain amounts have been reclassified for the provisions of FAS 145. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED

		June 29,
	June 28,	2002
	2003	(Restated)*

Net sales	$1,488,130,084	$1,475,552,233
Cost of goods sold	1,097,171,475	1,085,869,119

Gross profit	390,958,609	389,683,114
Operating and administrative expenses	347,358,785	343,338,840
Rental income, net	6,530,093	7,098,511

Income from operations	50,129,917	53,442,785
Other income, net	3,955,068	3,544,124

Income before interest and income taxes	54,084,985	56,986,909
Interest expense	38,081,394	39,456,009

Income before income taxes	16,003,591	17,530,900

Income taxes:
Current	6,800,000	7,750,000
Deferred	(1,000,000)	(1,200,000)

	5,800,000	6,550,000

Net income	$10,203,591	$10,980,900

Per share amounts
Basic earnings per common share	$.45	$.49

Diluted earnings per common share	$.44	$.48

Cash dividends per common share:
Class A Common Stock	$.495	$.495

Class B Common Stock	$.450	$.450

*Certain amounts have been reclassified for the provisions of FAS 145. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN
					EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	10,980,900	10,980,900
Cash dividends	—	—	—	—	—	(10,664,265)	(10,664,265)
Exercise of stock options	148,200	7,409	—	—	1,553,446	—	1,560,855
Common stock conversions	26,200	1,311	(26,200)	(1,311)	—	—	—

Balance, June 29, 2002	10,179,507	$508,975	12,608,232	$630,411	$100,148,857	$137,089,459	$238,377,702

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	10,203,591	10,203,591
Cash dividends	—	—	—	—	—	(10,726,938)	(10,726,938)
Exercise of stock options	104,225	5,211			1,015,679	—	1,020,890
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, June 28, 2003	10,500,748	$525,037	12,391,216	$619,561	$101,164,536	$136,747,257	$239,056,391

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED

	June 28,	June 29,
	2003	2002

Cash Flows from Operating Activities:
Net income	$10,203,591	$10,980,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,183,369	36,072,091
Amortization of deferred gain on sale/leasebacks	(761,026)	(635,386)
Gains on disposals of property and equipment	(2,181,958)	(1,275,168)
Receipt of advance payments on purchases contracts	530,546	2,756,871
Recognition of advance payments on purchases contracts	(2,562,439)	(2,586,069)
Decrease in deferred income taxes	(1,000,000)	(1,200,000)
Decrease in receivables	3,525,297	1,700,497
(Increase) decrease in inventory	(9,674,502)	810,739
Increase in other assets	(1,796,335)	(324,726)
Decrease in accounts payable and accrued expenses	(5,451,671)	(9,307,227)

Net Cash Provided by Operating Activities	29,014,872	36,992,522

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	3,433,386	7,031,083
Capital expenditures	(58,119,635)	(26,227,924)

Net Cash Used by Investing Activities	(54,686,249)	(19,196,841)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	120,000,000	272,280,684
Debt issuance costs	(1,058,125)	(9,695,258)
Principal payments on long-term debt	(59,094,395)	(216,263,126)
Proceeds from exercise of stock options	1,020,890	1,560,855
Dividends paid	(10,726,938)	(10,664,265)

Net Cash Provided by Financing Activities	50,141,432	37,218,890

Net Increase in Cash	24,470,055	55,014,571
Cash at beginning of period	46,900,305	12,434,897

Cash at End of Period	$71,370,360	$67,449,468

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
Nine Months Ended June 28, 2003 and June 29, 2002

A.     BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 28, 2003, and the results of operations, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended June 28, 2003 and June 29, 2002. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2002 filed by the Company under the Securities Exchange Act of 1934 on December 10, 2002.

The results of operations for the three-month and nine-month periods ended June 28, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 29, 2002 have been reclassified for comparative purposes. See note J below.

B.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $606,954 and $479,113 at June 28, 2003 and September 28, 2002, respectively.

C.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	June 28,	September 28,
	2003	2002

Accounts payable-trade	$88,341,248	$82,651,435
Property, payroll, and other taxes payable	10,611,547	12,362,475
Salaries, wages and bonuses payable	11,475,102	11,985,095
Self-insurance reserves	7,092,488	6,565,623
Interest	2,493,115	9,569,420
Other	12,354,959	15,989,037

	$132,368,459	$139,123,085

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $3.8 million and $4.9 million for the three-month periods ended June 28, 2003 and June 29, 2002, respectively.

For the nine-month periods ended June 28, 2003 and June 29, 2002, employee insurance expense, net of employee contributions, totaled $13.5 million and $15.4 million, respectively.

D.     LONG-TERM DEBT

On May 29, 2003 the Company closed an offering of an additional $100 million of the existing $250 million 8-7/8% Senior Unsecured Subordinated Notes (the “Notes”). A portion of the proceeds was used to repay $22.4 million of outstanding borrowings under existing lines of credit.

The Company has committed lines of credit totaling $145 million, all of which is unused. $120 million of the lines mature in October 2006 while the other $25 million matures from September 2003 through October 2004. The maturity of the lines was renegotiated in connection with the issuance of the additional Notes.

E.     DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 9, 2003, January 15, 2003 and October 9, 2002 to stockholders of record on March 31, 2003, January 6, 2003 and October 1, 2002, respectively.

F.     SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Nine Months Ended

	June 28,	June 29,
	2003	2002

Interest (net of amount capitalized)	$45,157,699	$39,273,586
Income taxes	$8,923,854	$7,191,852

G.     EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended

	June 28,	June 29,
	2003	2002

BASIC:
Net income	$3,570,278	$3,568,336

Weighted average number of common shares outstanding	22,846,412	22,776,351

Basic earnings per common share	$.16	$.16

DILUTED:
Net income	$3,570,278	$3,568,336

Weighted average number of common shares and common stock equivalent shares outstanding	22,893,771	23,276,578

Diluted earnings per common share item	$.16	$.16

The following table sets forth the computation of basic and diluted earnings per share for the nine-month periods indicated:

	Nine Months Ended

	June 28,	June 29,
	2003	2002

BASIC:
Net income	$10,203,591	$10,980,900

Weighted average number of common shares outstanding	22,852,999	22,705,461

Basic earnings per common share	$.45	$.49

DILUTED:
Net income	$10,203,591	$10,980,900

Weighted average number of common shares and common stock equivalent shares outstanding	23,024,166	23,141,537

Diluted earnings per common share	$.44	$.48

H.     LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues from unaffiliated customers:
Grocery sales	$479,871	$459,857	$1,418,498	$1,406,196
Shopping center rentals	3,679	3,963	11,588	11,847
Fluid dairy	23,760	23,095	69,632	69,356

Total revenues from unaffiliated customers	$507,310	$486,915	$1,499,718	$1,487,399

Income from operations:
Grocery sales	$12,248	$13,577	$35,592	$37,568
Shopping center rentals	2,030	2,342	6,530	7,099
Fluid dairy	2,524	3,119	8,008	8,776

Total income from operations	$16,802	$19,038	$50,130	$53,443

	June 28,	September 28,
	2003	2002

Assets:
Grocery sales	$916,416	$860,583
Shopping center rentals	121,783	124,965
Fluid dairy	27,366	28,843

Total assets	$1,065,565	$1,014,391

Revenue from shopping center rentals is reported on the rental income, net line of the statements of income. The other revenues comprise the net sales reported.

For the three months ended June 28, 2003 and June 29, 2002, respectively, the fluid dairy segment had $10.5 and $11.0 million in sales to the grocery sales segment. The fluid dairy segment had $33.2 and $33.3 million in sales to the grocery sales segment in the nine-month periods ended June 28, 2003 and June 29, 2002, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I.     ACCOUNTING FOR STOCK-BASED COMPENSATION

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“FAS 148”). FAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS123”), to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.

In addition, FAS 148 amends the disclosure provisions of FAS 123 to require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. FAS 148 does not amend FAS 123 to require companies to account for their employee stock-based awards using the fair value method. However, the disclosure provisions are required for all companies with stock-based employee compensation, regardless of whether they utilize the fair value method of accounting described in FAS 123 or the intrinsic value method described in Accounting Principals Board Opinion No. 25 (“APB Opinion No. 25”), Accounting for Stock Issued to Employees. FAS 148 is effective for fiscal years ending after December 15, 2002 and early application is permitted. Interim pro forma disclosures are required for interim periods beginning after December 15, 2002. The Company adopted FAS 148 beginning with the March 29, 2003 quarter.

The Company reports the value of stock-based employee compensation under the provisions of FAS 123. FAS 123 establishes financial accounting and reporting standards for stock-based compensation plans. As permitted by FAS 123, the Company elected to account for stock-based compensation awards in accordance with APB Opinion No. 25. In accordance with FAS 123, the fair value of each option grant was determined using the Black-Scholes option-pricing model.

Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

BASIC
Net income	$3,570,278	$3,568,336	$10,203,591	$10,980,900
Net income, pro forma	$3,433,074	$3,535,392	$9,698,135	$10,234,728
Basic earnings per common share	$.16	$.16	$.45	$.49
Basic earnings per common share, pro forma	$.15	$.15	$.42	$.45
DILUTED
Diluted earnings	$3,570,278	$3,568,336	$10,203,591	$10,980,900
Diluted earnings,pro forma	$3,433,074	$3,535,392	$9,698,135	$10,234,728
Diluted earnings per common share	$.16	$.16	$.44	$.48
Diluted earnings per common share, pro forma	$.15	$.14	$.42	$.44

No compensation expense has been recognized under APB Opinion No. 25 in the three and nine month periods ended June 28, 2003 and June 29, 2002. The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

J.     NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of $170.0 million in debt have been reclassified in the June 2002 nine-month period from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the June 2002 nine-month period as an extraordinary item.

In Emerging Issues Task Force 02-16 “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. In the second quarter of fiscal 2003 the Company adopted EITF 02-16. The adoption did not have any impact on the Company’s financial statements.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. Fin 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 199 supermarkets in Georgia (83), North Carolina (60), South Carolina (32), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles’ supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. The Company recently began adding fuel centers and pharmacies at select store locations. As of June 28, 2003, the Company operated 23 in-store pharmacies and 16 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 28, 2003 and June 29, 2002. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation.

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

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.0%	26.7%	26.3%	26.4%
Operating and administrative expenses	23.0%	23.3%	23.3%	23.3%
Rental income, net	0.4%	0.5%	0.4%	0.5%
Other income, net	0.3%	0.1%	0.2%	0.2%
Income before interest and income taxes	3.7%	4.0%	3.6%	3.8%
Interest expense	2.6%	2.8%	2.5%	2.6%
Income before income taxes	1.1%	1.2%	1.1%	1.2%
Income taxes	0.4%	0.5%	0.4%	0.5%
Net income	0.7%	0.7%	0.7%	0.7%

Non GAAP Financial Measures

EBITDA and EBITDAR are measures commonly used in the grocery industry. Management believes that EBITDA and EBITDAR and the adjusted measures referenced below are useful measures of Ingles’ operating performance. EBITDA represents earnings before interest, income taxes, depreciation and amortization. We calculate EBITDAR as EBITDA plus rent expense. In periods in which we have non-recurring charges or extraordinary items, we intend to present Adjusted EBITDA and Adjusted EBITDAR. Adjusted EBITDA will be calculated as earnings before interest, income taxes, depreciation, amortization, non-recurring charges and extraordinary items and Adjusted EBITDAR will be calculated as Adjusted EBITDA plus rent expense.

EBITDA and EBITDAR are not intended to represent cash flow from operations as defined by accounting principles generally accepted in the United States (GAAP) and are not necessarily indicative of cash available to fund all cash flow needs. Furthermore, neither should be considered as an alternative to net income under GAAP for purposes of evaluating Ingles’ results of operations.

A reconciliation of EBITDA and EBITDAR to net income is provided below. Because EBITDA and EBITDAR are not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
(in thousands)	2003	2002	2003	2002

Net income	$3,570	$3,568	$10,204	$10,981
Interest expense	12,838	13,737	38,081	39,456
Income taxes	2,000	2,120	5,800	6,550
Depreciation and amortization	13,069	12,120	38,183	36,072

EBITDA	31,477	31,545	92,268	93,059
Rent Expense	11,112	10,096	32,719	30,420

EBITDAR	$42,589	$41,641	$124,987	$123,479

EBITDA % to sales	6.3%	6.5%	6.2%	6.3%
EBITDAR % to sales	8.5%	8.6%	8.4%	8.4%

Three Months Ended June 28, 2003 Compared to the Three Months Ended June 29, 2002

Net Sales. Sales comparisons for the three-month period were affected by the timing of the Easter holiday. In fiscal 2002, Easter fell on the day following the end of the second quarter, therefore Easter related sales were included in the second quarter of fiscal 2002. Easter related sales are included in the third quarter of fiscal 2003.

Net sales for the June 2003 quarter increased 4.3% to $503.6 million from $483.0 million for the same quarter last year. Comparable store sales for the same period increased 2.8%. Excluding the effect of Easter sales, comparable store sales increased 2.0% for the June 2003 quarter compared to the June 2002 quarter. Aggressive promotional activity during the third quarter of 2003 was a primary contributing factor to the sales increase. Ingles operated 199 stores at the end of the June 2003 quarter and 201 stores at the end of the June 2002 quarter.

Gross Profit. Gross profit for the three-month period ended June 28, 2003, increased 1.4% to $131.0 million, or 26.0% of sales, compared to $129.2 million, or 26.7% of sales, for the three-month period ended June 29, 2002. Although gross profit dollars increased, gross profit as a percentage of sales decreased primarily due to the cost of the aggressive promotional activity during the quarter. The majority of the decrease as a percentage of sales was in the grocery department.

Operating and Administrative Expenses. Operating and administrative expenses increased 3.3% to $116.2 million for the three months ended June 28, 2003, from $112.5 million for the three months ended June 29, 2002. As a percentage of sales, operating and administrative expenses decreased to 23.1% for the June 2003 three-month period compared to 23.3% for the June 2002 three-month period.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Salaries and wages	0.1%
Rent expense	0.1%
Depreciation and amortization	0.1%
Bank charges	0.1%
Repairs and maintenance	(0.1)%
Insurance	(0.2)%

Salaries and wages increased due to the addition of labor hours at the store level to enhance customer service as part of the Company’s initiative to drive sales.

Both rent expense and depreciation and amortization expense increased due to four new stores opened during the year, three of which are leased and one of which is owned as well as two major remodel/expansions that were completed during the year.

Bank charges, as a percentage of sales, rose due to both increased usage of debit and credit cards and increased transaction fees.

Repairs and maintenance, as a percentage of sales, decreased primarily due to changes made in the refrigeration maintenance program and the addition of a field employee to oversee maintenance contractors at the store level.

The decline in insurance expense was due primarily to increased efforts by the risk management department and cooperation from store operations for the reporting, monitoring and disposition of both general liability and workers compensation claims. Also; changes made to the self-insured group insurance plan in both April 2003 and April 2002 contributed to the decrease.

Rental Income, Net. Rental income, net decreased $0.3 million to $2.0 million for the June 2003 quarter from $2.3 million for the June 2002 quarter. The decrease is due primarily to the loss of K-Mart as a tenant in one location and the relocation of several drug store tenants to free-standing sites.

Income from Operations. Income from operations decreased 11.8% to $16.8 million or 3.3% of sales in the June 2003 quarter compared to $19.0 million, or 3.9% of sales in the June 2002 quarter. The decrease is principally attributable to the increase in operating and administrative expense and the decline in net rental income, somewhat offset by increased gross profit.

Other Income, Net. Other income, net increased $1.2 million to $1.6 million for the three-month period ended June 28, 2003 from $0.4 million for the three-month period ended June 29, 2002. The increase is principally due to the inclusion in the June 2003 quarter of a gain of $0.9 million from a payment received due to a state condemnation for the construction of a highway on land adjacent to a former store location. Other income, net for the June 2002 three-month period was partially offset by a charge of $0.4 million for the write off of leasehold improvements due to a termination of a lease on a closed store.

Income Before Interest & Income Taxes. Income before interest and income taxes decreased $1.0 million to $18.4 million, during the June 2003 quarter compared to $19.4 million during the June 2002 quarter. Income before interest and income taxes, as a percentage of sales, was 3.7% and 4.0% for the June 2003 quarter and the June 2002 quarter, respectively.

Interest Expense. Interest expense decreased $0.9 million for the June 2003 quarter compared to the June 2002 quarter due to a reduction in debt from June 2002, prior to the issuance on May 29, 2003 of an additional $100 million of the existing 8-7/8% Senior Unsecured Subordinated Notes, due December 2011. A portion of the proceeds from the additional Notes was used to reduce outstanding borrowings of $22.4 million under existing lines of credit.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.9% in the June 2003 quarter compared to 37.3% in the June 2002 quarter, due primarily to reduced state income taxes.

Net Income. Net income remained stable at $3.6 million, or $.16 per basic and diluted share, for both the three-month period ended June 28, 2003 and the three-month period ended June 29, 2002. Net income, as a percentage of sales, was 0.7% for both the June 2003 and June 2002 three-month periods.

Nine Months Ended June 28, 2003 Compared to the Nine Months Ended June 29, 2002

Net Sales. Net sales for the nine months ended June 28, 2003 increased 0.9% to $1.488 billion, compared to $1.476 billion for the nine months ended June 29, 2002. Comparable store sales increased 0.4% for such period. Declines in comparable store sales in the previous two quarters, were more than offset with comparable store sales increases in the June 2003 quarter.

Gross Profit. Gross profit for the nine months ended June 28, 2003 increased 0.3% to $391.0 million, compared to $389.7 million, for the nine months ended June 29, 2002. As a percentage of sales, gross profit decreased slightly to 26.3% for the nine months ended June 28, 2003 from 26.4% for the nine months ended June 29, 2002.

Operating and Administrative Expenses. Operating and administrative expenses increased 1.2% to $347.4 million for the nine months ended June 28, 2003, from $343.3 million for the nine months ended June 29, 2002. Operating and administrative expenses, as a percentage of sales, were 23.3% for both the June 2003 nine-month period and the June 2002 nine-month period.

A breakdown of the major increases (decreases) in operating and administrative expenses, expressed as a percentage of sales, is as follows:

Rent expense	0.1%
Depreciation and amortization	0.1%
Insurance	(0.1)%

As discussed in the three-month comparison, rent expense and depreciation and amortization expense increased due to new store construction and major remodel/expansions of existing stores. Insurance expense decreased due to the factors discussed in the three-month comparison above.

Rental Income, Net. Rental income, net decreased $0.6 million to $6.5 million in the June 2003 nine-month period from $7.1 million in the June 2002 comparable period. Gross rental income decreased $0.3 million, while shopping center expenses (primarily depreciation) increased $0.3 million.

Income from Operations. Income from operations decreased 6.2% to $50.1 million or 3.4% of sales in the June 2003 nine-month period compared to $53.4 million, or 3.6% of sales in the June 2002 nine-month period.

Other Income, Net. Other income, net increased $0.4 million for the June 2003 nine-month period over the comparable period in fiscal 2002. The June 2003 nine-month period included a gain of $1.1 million from the sale of a shopping center in which the company no longer operated a store and the $0.9 million gain from the proceeds of a state condemnation for highway construction on land adjacent to a former Ingles store. The June 2002 nine-month period included $1.8 million in gains from the sale of three tracts of land, partially offset by the write-off of leasehold improvements of $0.4 million on a lease termination for a closed store.

Interest Expense. Interest expense decreased $1.4 million to $38.1 million for the nine months ended June 28, 2003 from $39.5 million for the nine months ended June 29, 2002, due primarily to the decrease in debt prior to the issuance of the additional Notes on May 29, 2003.

Costs of $0.7 million associated with the early retirement of debt incurred during the June 2002 nine-month period have been reclassified in the June 2002 nine-month period from an extraordinary item to interest expense in compliance with FASB Statement No. 145.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% in the June 2003 nine-month period compared to 37.4% in the June 2002 nine-month period due primarily to a reduction in state income tax expense.

Net Income. Net income for the June 2003 nine-month period was $10.2 million, or 0.7% of sales, compared to $11.0 million, or 0.7% of sales, for the June 2002 nine-month period. Basic earnings per common share were $.45 and $.49 for the June 2003 and June 2002 nine-month period, respectively. Diluted earnings per common share were $.44 for the June 2003 nine-month period compared to $.48 for the June 2002 nine-month period.

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

Capital expenditures totaled $58.1 million for the nine-month period ended June 28, 2003, including the opening of four new stores, the completion of two major remodel/expansions and three minor remodels and the purchase of one shopping center in which the Company was a tenant. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2003 and in fiscal 2004.

Total capital expenditure plans for fiscal 2003 are projected to be approximately $70 million. For the balance of fiscal 2003, the Company plans to replace one existing store and complete one major remodel/expansion. Expenditures will also include investments in stores expected to open in fiscal 2004 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Liquidity

The Company had net cash from operations of $29.0 million in the June 2003 nine-month period compared to $37.0 million in the June 2002 period. The primary factors contributing to the fluctuation were increases in inventory and decreases in accounts payable and accrued expenses, partially offset by a decrease in receivables. Although trade accounts payable increased in conjunction with the increase in inventory, interest payable decreased due to two semi-annual payments of interest on the Notes in the June 2003 nine-month period.

Cash used by investing activities totaled $54.7 million comprised primarily of $58.1 million of capital expenditures during the period, partially offset by $3.4 million of proceeds from the sale of assets. The Company has generally funded its capital expenditures with cash provided from operations and borrowings under lines of credit. The lines of credit are later refinanced with secured long-term debt. During the June 2003 nine-month period, the Company’s financing activities provided $50.1 million in cash. Proceeds from long-term debt totaled $120.0 million, comprised of $100.0 million from the issuance of additional Notes and $20.0 net advances under long-term lines of credit, while repayments of long-term debt were $59.1 million. Dividends paid totaled $10.7 million.

At June 28, 2003, the Company had lines of credit with five banks totaling $145.0 million, all of which was unused. Of the $145.0 million of committed lines of credit, $120.0 million matures in October 2006 and $25.0 million matures between September 2003 and November 2004. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 28, 2003.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 28, 2003, the Company had unencumbered real property and equipment with a net depreciated value of approximately $324.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $29.0 million based on tangible net worth at June 28, 2003. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during the first nine months of fiscal 2003 and in fiscal 2002 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of $170.0 million in debt have been reclassified in the June 2002 nine-month period from an extraordinary item to interest expense. The reclassification had no effect on total basic or diluted earnings per share but eliminates the need to classify a $0.02 per share loss in the June 2002 nine-month period as an extraordinary item.

In Emerging Issues Task Force 02-16 “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), the Task Force reached a consensus that the consideration received generally should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. In the second quarter of fiscal 2003 the Company adopted EITF 02-16. The adoption did not have any impact on the Company’s financial statements.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. Fin 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On December 11, 2001 the Company closed the offering of the Notes. On May 29, 2003, the Company closed an issuance of an additional $100 million of the Notes. The Notes bear interest at a rate of 8 7/8%. The $250 million of Notes issued in 2001 were issued at a discount to yield 9%. The $100 million of Notes issued in 2003 were issued at a premium to yield 8.67%. There have been no material changes in the market interest rates subsequent to September 28, 2002.

Item 4.  CONTROLS AND PROCEDURES

As of June 28, 2003, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal controls or in other factors have occurred that could significantly affect controls subsequent to June 28, 2003.

Part II. Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350*
2)	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350*

(b)	Reports on Form 8-K. The Company filed a report on form 8-K on April 30, 2002 furnishing a press release announcing earnings for the second quarter of fiscal 2003.

*	Pursuant to Securities and Exchange Commission Release No. 33-8212, this certification will be treated as “accompanying” this Quarterly Report on Form 10-Q and not “filed” as part of such report for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), or otherwise subject to the liability of Section 18 of the Exchange Act, and this certification will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 8, 2003	/s/ Robert P. Ingle

Robert P. Ingle
Chairman of the Board and
Chief Executive Officer

Date: August 8, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President — Finance and
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

Date: August 8, 2003

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

Date: August 8, 2003

/s/ Brenda S. Tudor

Brenda S. Tudor
Chief Financial Officer