Form 10-Q/A
period 2003-06-28
INGLES MARKETS INC
filed 2003-10-08
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 28, 2003 and June 29, 2002. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. For the three and nine-month periods ended June 28, 2003 and June 29, 2002 comparable store sales includes 195 stores.

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

Net sales for the June 2003 quarter increased 4.3% to $503.6 million from $483.0 million for the same quarter last year. Comparable store sales for the same period increased $12.8 million or 2.8%. Excluding the effect of Easter sales, comparable store sales increased $8.5 million or 2.0% for the June 2003 quarter compared to the June 2002 quarter. Aggressive promotional activity during the third quarter of 2003 was a primary contributing factor to the sales increase. Ingles operated 199 stores at the end of the June 2003 quarter and 201 stores at the end of the June 2002 quarter.

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

Salaries and wages increased as a percentage of sales, due to the addition of labor hours at the store level to enhance customer service as part of the Company’s initiative to drive sales.

Both rent expense and depreciation and amortization expense increased due to four new stores opened during the year, three of which are leased and one of which is owned as well as two major remodel/expansions that were completed during the year.

Bank charges, as a percentage of sales, rose due to both increased usage of debit and credit cards and increased transaction fees.

Repairs and maintenance, as a percentage of sales, decreased primarily due to changes made in the refrigeration maintenance program and the addition of a field employee to oversee maintenance contractors at the store level. The charges made in the refrigeration maintenance program include a major vendor change and closer scrutiny and negotiation of charges made by maintenance contractors. We have hired a new field employee who has been charged with overseeing maintenance contractors at the store level. This employee has been successful in eliminating unnecessary charges and in reducing rates of needed maintenance.

The decline in insurance expense was due primarily to increased loss control efforts by the risk management department and store operations and to changes made to the self-insured group insurance plan in both April 2003 and April 2002. Loss control efforts from the risk management department and store operations include safety training, quick reporting of accidents and swifter disposition of general liability and workers’ compensation claims. Also, charges made directly to stores per accident have made the stores more proactive in preventing accidents. Changes made to the self-insured group plan in April 2002 and April 2003 include the addition of higher co-pays, larger deductibles and larger employee contributions. All these changes have resulted in a decline in insurance expense.

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

Nine Months Ended June 28, 2003 Compared to the Nine Months Ended June 29, 2002

Net Sales. Net sales for the nine months ended June 28, 2003 increased 0.9% to $1.488 billion, compared to $1.476 billion for the nine months ended June 29, 2002. Comparable store sales increased $5.6 million or 0.4% for such period. Declines in comparable store sales in the previous two quarters, were more than offset with comparable store sales increases in the June 2003 quarter.

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

While capital expenditures for the fiscal year are expected to be of a level consistent with the Company’s past practice, management expects that the number of projects pursued during each fiscal year will decline in the future to some degree, possibly stabilizing at a smaller number of projects per year. This decline in number is a result of an increase in the average size of each company store. The dollar value of such projects should remain stable or continue to increase.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Therefore, the dollar amounts of any commitments for capital expenditures are generally immaterial to the Company’s financial position and when compared to aggregate capital expenditures in each fiscal year. The vast majority of the Company’s capital expenditures each fiscal year is discretionary. The Company makes expenditure decisions from time to time based on available financing and other market conditions.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 28, 2003, the Company had unencumbered real property and equipment with a net depreciated value of approximately $323.6 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

The supermarket business is a highly competitive business with numerous competitors. There is increasing competition for food business from non-traditional retailers such as discount stores, drug stores, club stores and super centers, as well as from restaurants as families eat out more often. The Company currently expects moderate sales growth to continue in the upcoming fiscal year as stores that are new or expanded mature and promotional efforts to drive sales are successful. It also currently expects sales of higher margin products to continue to increase due to the expansion of the perishable departments in stores that are new or remodeled.

However, it is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report or from that currently expected by the Company based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed below under “Forward Looking Statements”. It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

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

Part II. Other Information

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certification
2)	Exhibit 31.2 Rule 13a-14(a) Certification
3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350
4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	Reports on Form 8-K. The Company filed a report on form 8-K on April 30, 2002 furnishing a press release announcing earnings for the second quarter of fiscal 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: October 8, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President — Finance and
Chief Financial Officer