Form 10-Q/A
period 2003-03-29
INGLES MARKETS INC
filed 2003-11-19
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

INGLES MARKETS, INCORPORATED

INTRODUCTORY NOTE

Form 10-Q/A for the Three and Six Months Ended March 29, 2003

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note J, Critical Accounting Policies, and Managements Discussion and Analysis) and to revise disclosure and presentation of the Company’s Consolidated Financial Statements for the three and six-month periods ended March 29, 2003, in response to a routine periodic review of our filings by the staff of the U.S. Securities and Exchange Commission (the “SEC”).

Our correspondence and discussions with the SEC, principally regarding the method of recognizing slotting fees and other vendor allowances in accordance with EITF 02-16, led us to revise our methodology for recognizing this consideration. Since we had previously filed the March 2003 Form 10-Q, the option of recording the impact of EITF No. 02-16 as a cumulative effect of an accounting change was not available.

INDEX

Page
No.

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
March 29, 2003 and September 28, 2002	3
Condensed Consolidated Statements of Income
Three Months Ended March 29, 2003 and March 30, 2002	5
Six Months Ended March 29, 2003 and March 30, 2002	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Six Months Ended March 29, 2003 and March 30, 2002	7
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 29, 2003 and March 30, 2002	8
Notes to Unaudited Interim Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
Part II — Other Information
Item 4. Submission of Matters To A Vote of Security Holders	20
Item 6. Exhibits and Reports on Form 8-K	20
Signatures	21

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 29,
	2003	SEPTEMBER 28,
	(UNAUDITED)	2002
	(Restated)*	(NOTE)

Current Assets:
Cash	$15,083,331	$46,900,305
Receivables	31,582,339	34,822,934
Inventories	192,237,744	190,399,350
Other	6,753,658	5,706,754

Total Current Assets	245,657,072	277,829,343
Property and Equipment – Net	737,295,727	723,219,548
Other Assets	13,332,118	13,342,315

Total Assets	$996,284,917	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 29,
	2003	SEPTEMBER 28,
	(UNAUDITED)	2002
	(Restated)*	(NOTE)

Current Liabilities:
Short-term loans and current portion of long-term debt	$43,354,376	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	130,347,212	139,123,085

Total Current Liabilities	173,701,588	186,430,131
Deferred Income Taxes	34,314,578	36,914,578
Long-Term Debt	549,448,623	549,324,487
Other Long-Term Liabilities	1,855,700	3,163,162

Total Liabilities	759,320,489	775,832,358

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,451,448 shares issued and outstanding March 29, 2003; 10,189,807 shares issued and outstanding September 28, 2002	522,572	509,490
Class B, $.05 par value; 100,000,000 shares authorized; 12,391,966 shares issued and outstanding March 29, 2003; 12,597,932 shares issued and outstanding September 28, 2002	619,599	629,897
Paid-in capital in excess of par value	100,698,822	100,148,857
Retained earnings	135,123,435	137,270,604

Total Stockholders’ Equity	236,964,428	238,558,848

Total Liabilities and Stockholders’ Equity	$996,284,917	$1,014,391,206

NOTE: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED

	MARCH 29,
	2003	MARCH 30,
	(Restated)*	2002

Net sales	$489,382,957	$493,155,353
Cost of goods sold	362,177,152	360,679,833

Gross profit	127,205,805	132,475,520
Operating and administrative expenses	115,823,020	116,302,291
Rental income, net	2,349,080	2,361,910

Income from operations	13,731,865	18,535,139
Other income, net	1,687,356	481,456

Income before interest and income taxes	15,419,221	19,016,595
Interest expense	12,511,137	13,671,342

Income before income taxes	2,908,084	5,345,253

Income taxes:
Current	3,150,000	3,250,000
Deferred	(2,062,000)	(1,200,000)

	1,088,000	2,050,000

Net income	$1,820,084	$3,295,253

Per share amounts:
Basic earnings per common share	$0.08	$0.15

Diluted earnings per common share	$0.08	$0.14

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED

	March 29,	March 30,
	2003	2002
	(Restated)*	(Restated)**

Net sales	$984,499,148	$992,599,610
Cost of goods sold	727,111,948	732,088,811

Gross profit	257,387,200	260,510,799
Operating and administrative expenses	231,159,848	230,862,986
Rental income, net	4,500,261	4,756,438

Income from operations	30,727,613	34,404,251
Other income, net	2,348,965	3,157,429

Income before interest and income taxes	33,076,578	37,561,680
Interest expense	25,243,265	25,719,116

Income before income taxes	7,833,313	11,842,564

Income taxes:
Current	5,300,000	7,130,000
Deferred	(2,462,000)	(2,700,000)

	2,838,000	4,430,000

Net income	$4,995,313	$7,412,564

Per share amounts
Basic earnings per common share	$0.22	$0.33

Diluted earnings per common share	$0.22	$0.32

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

**	Certain amounts have been reclassified for the provisions of FAS 145. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 29, 2003 AND MARCH 30, 2002

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN	RETAINED
					EXCESS OF	EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	(Restated)*	(Restated)*

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	7,412,564	7,412,564
Cash dividends	—	—	—	—	—	(7,098,834)	(7,098,834)
Exercise of stock options	120,300	6,015	—	—	1,260,354	—	1,266,369
Common stock conversions	225	12	(225)	(12)	—	—	—

Balance, March 30, 2002	10,125,632	$506,282	12,634,207	$631,710	$99,855,765	$137,086,554	$238,080,311

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	4,995,313	4,995,313
Cash dividends	—	—	—	—	—	(7,142,482)	(7,142,482)
Exercise of stock options	55,675	2,784	—	—	549,965	—	552,749
Common stock conversions	205,966	10,298	(205,966)	(10,298)	—	—	—

Balance, March 29, 2003	10,451,448	$522,572	12,391,966	$619,599	$100,698,822	$135,123,435	$236,964,428

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED

	MARCH 29,
	2003	MARCH 30,
	(Restated)*	2002

Cash Flows from Operating Activities:
Net income	$4,995,313	$7,412,564
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,114,325	23,952,015
Amortization of deferred gain on sale/leasebacks	(423,591)	(423,590)
Gains on disposals of property and equipment	(1,137,596)	(1,720,868)
Receipt of advance payments on purchases contracts	750,000	2,587,576
Recognition of advance payments on purchases contracts	(1,739,669)	(1,684,624)
Decrease in deferred income taxes	(2,462,000)	(2,700,000)
Decrease (increase) in receivables	3,240,595	(2,305,508)
(Increase) decrease in inventory	(1,838,394)	5,936,639
(Increase) decrease in other assets	(1,762,955)	1,850,506
Decrease in accounts payable and accrued expenses	(10,718,740)	(9,625,350)

Net Cash Provided by Operating Activities	14,017,288	23,279,360

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,585,991	6,997,671
Capital expenditures	(36,977,049)	(15,419,323)

Net Cash Used by Investing Activities	(35,391,058)	(8,421,652)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	20,565,000	272,280,684
Debt issuance costs	(24,937)	(9,685,354)
Principal payments on long-term debt	(24,393,534)	(195,623,810)
Proceeds from exercise of stock options	552,749	1,266,369
Dividends paid	(7,142,482)	(7,098,834)

Net Cash (Used) Provided by Financing Activities	(10,443,204)	61,139,055

Net (Decrease) Increase in Cash	(31,816,974)	75,996,763
Cash at beginning of period	46,900,305	12,434,897

Cash at End of Period	$15,083,331	$88,431,660

*	Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

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

F.     SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Six Months Ended

	March 29,	March 30,
	2003	2002

Interest (net of amount capitalized)	$25,193,632	$20,698,551
Income taxes	$6,165,973	$6,574,328

G.     EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended

	March 29,	March 30,
	2003	2002

BASIC:
Net income	$1,820,084	$3,295,253

Weighted average number of common shares outstanding	22,827,745	22,694,779

Basic earnings per common share	$.08	$.15

DILUTED:
Net income	$1,820,084	$3,295,253

Weighted average number of common shares and common stock equivalent shares outstanding	23,034,349	23,071,127

Diluted earnings per common share item	$.08	$.14

The following table sets forth the computation of basic and diluted earnings per share for the six-month periods indicated:

	Six Months Ended

	March 29,	March 30,
	2003	2002

BASIC:
Net income	$4,995,313	$7,412,564

Weighted average number of common shares outstanding	22,835,580	22,670,015

Basic earnings per common share	$.22	$.33

DILUTED:
Net income	$4,995,313	$7,412,564

Weighted average number of common shares and common stock equivalent shares outstanding	23,095,578	23,089,541

Diluted earnings per common share	$.22	$.32

H.     LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Revenues from unaffiliated customers:
Grocery sales	$466,057	$470,408	$938,627	$946,339
Shopping center rentals	4,208	4,442	7,909	8,441
Fluid dairy	23,326	22,748	45,872	46,261

Total revenues from unaffiliated customers	$493,591	$497,598	$992,408	$1,001,041

Income from operations:
Grocery sales	$8,677	$13,277	$20,745	$23,991
Shopping center rentals	2,349	2,362	4,500	4,756
Fluid dairy	2,706	2,896	5,483	5,657

Total income from operations	$13,732	$18,535	$30,728	$34,404

	March 29,	September 28,
	2003	2002

Assets:
Grocery sales	$844,795	$860,583
Shopping center rentals	123,060	124,965
Fluid dairy	28,430	28,843

Total assets	$996,285	$1,014,391

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

Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

BASIC
Net income	$1,820,084	$3,295,253	$4,995,313	$7,412,564
Net income, pro forma	$1,654,104	$3,054,002	$4,627,061	$6,881,336
Basic earnings per common share	$0.08	$0.15	$0.22	$0.33
Basic earnings per common share, pro forma	$0.07	$0.13	$0.20	$0.30
DILUTED
Diluted earnings	$1,820,084	$3,295,253	$4,995,313	$7,412,564
Diluted earnings,pro forma	$1,654,104	$3,054,002	$4,627,061	$6,881,336
Diluted earnings per common share	$0. 08	$0.14	$0.22	$0.32
Diluted earnings per common share, pro forma	$0. 07	$0.13	$0.20	$0.30

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.6 million of allowances, before a tax benefit of approximately $1.0 million, in the second quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances include volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. Whenever possible, vendor discounts and allowances that relate to our buying and merchandising activities are recorded as a component of item cost inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the initial purchase of the related merchandise is sold. Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 29, 2003 and March 30, 2002. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. For the three and six-month periods ended March 29, 2003 and March 30, 2002, comparable store sales include 197 stores.

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

	Three Months Ended		Six Months Ended

	March 29,	March 30,	March 29,	March 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.0%	26.9%	26.1%	26.3%
Operating and administrative expenses	23.7%	23.6%	23.5%	23.3%
Rental income, net	0.5%	0.5%	0.5%	0.5%
Other income, net	0.4%	0.1%	0.2%	0.3%
Income before interest and income taxes	3.2%	3.9%	3.3%	3.8%
Interest expense	2.6%	2.8%	2.5%	2.6%
Income before income taxes	0.6%	1.1%	0.8%	1.2%
Income taxes	0.2%	0.4%	0.3%	0.5%
Net income	0.4%	0.7%	0.5%	0.7%

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

Net sales for the March 2003 quarter decreased 0.8% to $489.4 million from $493.2 million for the same quarter last year. Comparable store sales for the same period decreased $6 million or 1.3%. Excluding the effect of Easter, comparable store sales decreased $1.8 million or 0.4% for the March 2003 quarter compared to the March 2002 quarter. Weak economic conditions in the Company’s operating area contributed to the decline in comparable store sales. Ingles operated 200 stores at the end of the March 2003 quarter and 201 stores at the end of the March 2002 quarter.

Gross Profit. Gross profit for the three-month period ended March 29, 2003, decreased 4.0% to $127.2 million, or 26.0% of sales, compared to $132.5 million, or 26.9% of sales, for the three-month period ended March 30, 2002. The Company had previously recognized certain vendor allowances, principally slotting fees, as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. Under EITF 02-16, the Company has changed its policy to include these allowances as a reduction in inventory value. Adoption of this policy in the March 2003 quarter resulted in a one time non-cash charge to cost of goods sold of $2.6 million, or 2.0 % of the 4.0 % decrease in gross profit. The remaining 2.0% reduction was due to weak economic conditions resulting in more conservative consumer spending and more aggressive price promotion. The higher margin deli, bakery and meat departments were affected the most by the conservative spending patterns.

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

Income from Operations. Income from operations decreased 25.9 % to $13.7 million or 2.8% of sales in the March 2003 quarter compared to $18.5 million, or 3.8% of sales in the March 2002 quarter. The decrease is principally attributable to the decreased gross profit.

Other Income, Net. Other income, net increased $1.2 million to $1.7 million for the three-month period ended March 29, 2003 from $0.5 million for the three-month period ended March 30, 2002. The increase is principally due to the inclusion in the March 2003 quarter of a gain of $1.1 million from the sale of a shopping center in which the Company no longer operated a store.

Income Before Interest & Income Taxes. Income before interest and income taxes decreased $3.6 million to $15.4 million, during the March 2003 quarter compared to $19.0 million during the March 2002 quarter. Income before interest and income taxes, as a percentage of sales, was 3.2% and 3.9% for the March 2003 quarter and the March 2002 quarter, respectively.

Interest Expense. Interest expense decreased $1.2 million for the three-month period ended March 29, 2003 to $12.5 million from $13.7 million for the three-month period ended March 30, 2002 principally due to a decrease in aggregate debt of $33.4 million from March 2002 to March 2003.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.4% in the March 2003 quarter compared to 38.4% in the March 2002 quarter.

Net Income. Net income decreased 44.8% for the three-month period ended March 29, 2003 to $1.8 million compared to $3.3 million for the three-month period ended March 30, 2002. Net income, as a percentage of sales, was 0.4% for the March 2003 quarter and 0.7% for the March 2002 quarter. Diluted earnings per share were $.08 and $.14 for the March 2003 and March 2002 quarters, respectively. Basic earnings per share were $.08 for the March 2003 quarter and $.15 for the March 2002 quarter. The one time charge from adoption of EITF 02-16 resulted in a reduction of net income of $1.6 million, or $.07 per diluted share.

Six Months Ended March 29, 2003 Compared to the Six Months Ended March 30, 2002

Net Sales. As mentioned in the three-month discussion, sales comparisons for the six-month periods were affected by the timing of the Easter holiday. Net sales for the six months ended March 29, 2003 decreased 0.8% to $984.5 million, compared to $992.6 million for the six months ended March 30, 2002. Comparable store sales decreased $8.0 million or 0.9% for such period. Adjusted for the difference in timing of the Easter holiday, comparable store sales decreased $3.6 million or 0.4% for the 2003 six-month period compared to the March 2002 six-month period. Weak economic conditions in the Company’s operating area contributed to the decline in comparable store sales.

Gross Profit. Gross profit for the six months ended March 29, 2003 decreased 1.2% to $257.4 million compared to $260.5 million, for the six months ended March 30, 2002. As a percent of sales, gross profit decreased slightly to 26.1% for the six months ended March 29, 2003 from 26.3% for the six months ended March 30, 2002. The Company had previously recognized certain vendor allowances, principally slotting fees as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. Under EITF 02-16, the Company has changed its policy to including these allowances as a reduction in inventory value. Adoption of this policy in the March 2003 six-month period resulted in a one time non-cash charge to cost of goods sold of $2.6 million, or 1.0% of the 1.2 % decrease in gross profit.

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

Income from Operations. Income from operations decreased 10.7% to $30.7 million or 3.1% of sales in the March 2003 six-month period compared to $34.4 million, or 3.5% of sales in the March 2002 six-month period.

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

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% in the March 2003 six-month period compared to 37.4% in the March 2002 six-month period.

Net Income. Net income for the March 2003 six-month period was $5.0 million, or 0.5% of sales, compared to $7.4 million, or 0.7% of sales, for the March 2002 six-month period. Basic earnings per common share were $.22 and $.33 for the March 2003 and March 2002 six-month period, respectively. Diluted earnings per common share were $.22 for the March 2003 six-month period compared to $.32 for the March 2002 six-month period. The one time charge from adoption of EITF 02-16 resulted in a reduction of net income of $1.6 million, or $.07 per diluted share.

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

The Company does not generally enter into commitments for capital expenditures other then on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Therefore, the dollar amounts of any commitments for capital expenditures are generally immaterial to the Company’s financial position and when compared to aggregate capital expenditures in each fiscal year. The vast majority of the Company’s capital expenditures each fiscal year is discretionary. The Company makes expenditure decisions from time to time based on available financing and other market conditions.

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to December 29, 2002. Under the previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.6 million of allowances, before a tax benefit of approximately $1.0 million, in the second quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

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

Item 4. CONTROLS AND PROCEDURES

As of March 29,2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, Ingles’ disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal control over financial reporting have occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ingles’ internal control over financial reporting.

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

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     1) Exhibit 31.1 Rule 13a-14(a) Certificate

     2) Exhibit 31.2 Rule 13a-14(a) Certificate

     3) Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

     4) Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)  Reports on Form 8-K. There were no reports on Form 8-K filed by the Company during the quarter ended March 29, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: November 19, 2003	/s/ Robert P. Ingle

Robert P. Ingle
Chairman of the Board and Chief Executive Officer

Date: November 19, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President-Finance and Chief Financial Officer