Form 10-Q/A
period 2003-06-28
INGLES MARKETS INC
filed 2003-11-19
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2
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

INGLES MARKETS, INCORPORATED

INTRODUCTORY NOTE

Form 10-Q/A for the Three and Nine Months Ended June 28, 2003

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note J, Critical Accounting Policies, and Managements Discussion and Analysis) and to revise disclosure and presentation of the Company’s Consolidated Financial Statements for the three and nine-month periods ended June 28, 2003, in response to a routine periodic review of our filings by the staff of the U.S. Securities and Exchange Commission (the “SEC”).

Our correspondence and discussions with the SEC, principally regarding the method of recognizing slotting fees and other vendor allowances in accordance with EITF 02-16, led us to revise our methodology for recognizing this consideration. Since we had previously filed the March 2003 and June 2003 Form 10-Q’s, the option of recording the impact of EITF No. 02-16 as a cumulative effect of an accounting change was not available.

INDEX

Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets
June 28, 2003 and September 28, 2002	3
Condensed Consolidated Statements of Income
Three Months Ended June 28, 2003 and June 29, 2002	5
Nine Months Ended June 28, 2003 and June 29, 2002	6
Condensed Consolidated Statements of Changes in Stockholders’ Equity
Nine Months Ended June 28, 2003 and June 29, 2002	7
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 28, 2003 and June 29, 2002	8
Notes to Unaudited Interim Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II — Other Information
Item 6. Exhibits and Reports on Form 8-K	21
Signatures	22

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 28,
	2003	September 28,
	(Unaudited)	2002
	(Restated)*	(Note)

Current Assets:
Cash	$71,370,360	$46,900,305
Receivables	31,297,637	34,822,934
Inventories	197,473,852	190,399,350
Other	5,831,855	5,706,754

Total Current Assets	305,973,704	277,829,343
Property and Equipment – Net	743,345,269	723,219,548
Other Assets	14,608,461	13,342,315

Total Assets	$1,063,927,434	$1,014,391,206

Note: The balance sheet at September 28, 2002 has been derived from the audited financial statements at that date.

*     Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	June 28,
	2003	September 28,
	(Unaudited)	2002
	(Restated)*	(Note)

Current Liabilities:
Short-term loans and current portion of long-term debt	$40,875,212	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	132,368,459	139,123,085

Total Current Liabilities	173,243,671	186,430,131
Deferred Income Taxes	34,414,578	36,914,578
Long-Term Debt	616,661,926	549,324,487
Other Long-Term Liabilities	2,188,868	3,163,162

Total Liabilities	826,509,043	775,832,358

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,500,748 shares issued and outstanding June 28, 2003; 10,189,807 shares issued and outstanding September 28, 2002	525,037	509,490
Class B, $.05 par value; 100,000,000 shares authorized; 12,391,216 shares issued and outstanding June 28, 2003; 12,597,932 shares issued and outstanding September 28, 2002	619,561	629,897
Paid-in capital in excess of par value	101,164,536	100,148,857
Retained earnings	135,109,257	137,270,604

Total Stockholders’ Equity	237,418,391	238,558,848

Total Liabilities and Stockholders’ Equity	$1,063,927,434	$1,014,391,206

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	June 28,	June 29,
	2003	2002
	(Restated)*	(Restated)**

Net sales	$1,488,130,084	$1,475,552,233
Cost of goods sold	1,099,771,475	1,085,869,119

Gross profit	388,358,609	389,683,114
Operating and administrative expenses	347,358,785	343,338,840
Rental income, net	6,530,093	7,098,511

Income from operations	47,529,917	53,442,785
Other income, net	3,955,068	3,544,124

Income before interest and income taxes	51,484,985	56,986,909
Interest expense	38,081,394	39,456,009

Income before income taxes	13,403,591	17,530,900

Income taxes:
Current	6,800,000	7,750,000
Deferred	(1,962,000)	(1,200,000)

	4,838,000	6,550,000

Net income	$8,565,591	$10,980,900

Per share amounts
Basic earnings per common share	$.37	$.49

Diluted earnings per common share	$.37	$.48

Cash dividends per common share:
Class A Common Stock	$.495	$.495

Class B Common Stock	$.450	$.450

*     Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

**     Certain amounts have been reclassified for the provisions of FAS 145. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(UNAUDITED)
NINE MONTHS ENDED JUNE 28, 2003 AND JUNE 29, 2002

	CLASS A		CLASS B		PAID-IN
	COMMON STOCK		COMMON STOCK		CAPITAL IN	RETAINED
					EXCESS OF	EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	(Restated)*	(Restated)*

Balance, September 29, 2001	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Net income	—	—	—	—	—	10,980,900	10,980,900
Cash dividends	—	—	—	—	—	(10,664,265)	(10,664,265)
Exercise of stock options	148,200	7,409	—	—	1,553,446	—	1,560,855
Common stock conversions	26,200	1,311	(26,200)	(1,311)	—	—	—

Balance, June 29, 2002	10,179,507	$508,975	12,608,232	$630,411	$100,148,857	$137,089,459	$238,377,702

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	8,565,591	8,565,591
Cash dividends	—	—	—	—	—	(10,726,938)	(10,726,938)
Exercise of stock options	104,225	5,211			1,015,679	—	1,020,890
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, June 28, 2003	10,500,748	$525,037	12,391,216	$619,561	$101,164,536	$135,109,257	$237,418,391

*     Certain amounts have been restated in conjunction with the change in interpretation of EITF 02-16. See Note J for further details.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED

	June 28,
	2003	June 29,
	(Restated)*	2002

Cash Flows from Operating Activities:
Net income	$8,565,591	$10,980,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,183,369	36,072,091
Amortization of deferred gain on sale/leasebacks	(761,026)	(635,386)
Gains on disposals of property and equipment	(2,181,958)	(1,275,168)
Receipt of advance payments on purchases contracts	530,546	2,756,871
Recognition of advance payments on purchases contracts	(2,562,439)	(2,586,069)
Decrease in deferred income taxes	(1,962,000)	(1,200,000)
Decrease in receivables	3,525,297	1,700,497
(Increase) decrease in inventory	(7,074,502)	810,739
Increase in other assets	(1,796,335)	(324,726)
Decrease in accounts payable and accrued expenses	(5,451,671)	(9,307,227)

Net Cash Provided by Operating Activities	29,014,872	36,992,522

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	3,433,386	7,031,083
Capital expenditures	(58,119,635)	(26,227,924)

Net Cash Used by Investing Activities	(54,686,249)	(19,196,841)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	120,000,000	272,280,684
Debt issuance costs	(1,058,125)	(9,695,258)
Principal payments on long-term debt	(59,094,395)	(216,263,126)
Proceeds from exercise of stock options	1,020,890	1,560,855
Dividends paid	(10,726,938)	(10,664,265)

Net Cash Provided by Financing Activities	50,141,432	37,218,890

Net Increase in Cash	24,470,055	55,014,571
Cash at beginning of period	46,900,305	12,434,897

Cash at End of Period	$71,370,360	$67,449,468

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

F. SUPPLEMENTARY CASH FLOW INFORMATION

Cash paid for interest and taxes is as follows:

	Nine Months Ended

	June 28,	June 29,
	2003	2002

Interest (net of amount capitalized)	$45,157,699	$39,273,586
Income taxes	$8,923,854	$7,191,852

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended

	June 28,	June 29,
	2003	2002

BASIC:
Net income	$3,570,278	$3,568,336
Weighted average number of common shares outstanding	22,846,412	22,776,351

Basic earnings per common share	$.16	$.16

DILUTED:
Net income	$3,570,278	$3,568,336

Weighted average number of common shares and common stock equivalent shares outstanding	22,893,771	23,276,578

Diluted earnings per common share item	$.16	$.16

The following table sets forth the computation of basic and diluted earnings per share for the nine-month periods indicated:

	Nine Months Ended

	June 28,	June 29,
	2003	2002

BASIC:
Net income	$8,565,591	$10,980,900

Weighted average number of common shares outstanding	22,852,999	22,705,461

Basic earnings per common share	$.37	$.49

DILUTED:
Net income	$8,565,591	$10,980,900

Weighted average number of common shares and common stock equivalent shares outstanding	23,024,166	23,141,537

Diluted earnings per common share	$.37	$.48

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues from unaffiliated customers:
Grocery sales	$479,871	$459,857	$1,418,498	$1,406,196
Shopping center rentals	3,679	3,963	11,588	11,847
Fluid dairy	23,760	23,095	69,632	69,356

Total revenues from unaffiliated customers	$507,310	$486,915	$1,499,718	$1,487,399

Income from operations:
Grocery sales	$12,248	$13,577	$32,992	$37,568
Shopping center rentals	2,030	2,342	6,530	7,099
Fluid dairy	2,524	3,119	8,008	8,776

Total income from operations	$16,802	$19,038	$47,530	$53,443

	June 28,	September 28,
	2003	2002

Assets:
Grocery sales	$914,778	$860,583
Shopping center rentals	121,783	124,965
Fluid dairy	27,366	28,843

Total assets	$1,063,927	$1,014,391

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

Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

BASIC
Net income	$3,570,278	$3,568,336	$8,565,591	$10,980,900
Net income, pro forma	$3,433,074	$3,535,392	$8,060,135	$10,234,728
Basic earnings per common share	$.16	$.16	$.37	$.49
Basic earnings per common share, pro forma	$.15	$.15	$.35	$.45
DILUTED
Diluted earnings	$3,570,278	$3,568,336	$8,565,591	$10,980,900
Diluted earnings,pro forma	$3,433,074	$3,535,392	$8,060,135	$10,234,728
Diluted earnings per common share	$.16	$.16	$.37	$.48
Diluted earnings per common share, pro forma	$.15	$.14	$.35	$.44

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.6 million of allowances, before a tax benefit of approximately $1.0 million, in the second quarter of 2003. There is no additional impact recorded in the third quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

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

	Three Months Ended		Nine Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.0%	26.7%	26.1%	26.4%
Operating and administrative expenses	23.0%	23.3%	23.3%	23.3%
Rental income, net	0.4%	0.5%	0.4%	0.5%
Other income, net	0.3%	0.1%	0.3%	0.2%
Income before interest and income taxes	3.7%	4.0%	3.5%	3.8%
Interest expense	2.6%	2.8%	2.6%	2.6%
Income before income taxes	1.1%	1.2%	0.9%	1.2%
Income taxes	0.4%	0.5%	0.3%	0.5%
Net income	0.7%	0.7%	0.6%	0.7%

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

Gross Profit. Gross profit for the nine months ended June 28, 2003 decreased 0.3% to $388.4 million, compared to $389.7 million, for the nine months ended June 29, 2002. As a percentage of sales, gross profit decreased slightly to 26.1% for the nine months ended June 28, 2003 from 26.4% for the nine months ended June 29, 2002. The Company had previously recognized certain vendor allowances, principally slotting fees as soon as the amount was contractually established and collection was probable. Under EITF 02-16, the Company has changed its policy to including these allowances as a reduction in inventory value. Adoption of this policy in the June 2003 nine-month period resulted in a one time non-cash charge to cost of goods sold of $2.6 million, or 1.0% of the 0.3 % decrease in gross profit.

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

Income from Operations. Income from operations decreased 11.1% to $47.5 million or 3.2% of sales in the June 2003 nine-month period compared to $53.4 million, or 3.6% of sales in the June 2002 nine-month period.

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

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.1% in the June 2003 nine-month period compared to 37.4% in the June 2002 nine-month period due primarily to a reduction in state income tax expense.

Net Income. Net income for the June 2003 nine-month period was $8.6 million, or 0.6% of sales, compared to $11.0 million, or 0.7% of sales, for the June 2002 nine-month period. Basic earnings per common share were $.37 and $.49 for the June 2003 and June 2002 nine-month period, respectively. Diluted earnings per common share were $.37 for the June 2003 nine-month period compared to $.48 for the June 2002 nine-month period. The one time charge from adoption of EITF 02-16 resulted in a reduction of net income of $1.6 million, or $.07 per diluted share.

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.6 million of allowances, before a tax benefit of approximately $1.0 million, in the second quarter of 2003. There is no additional impact recorded in the third quarter of 2003. This charge was recorded in the Company’s Condensed Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

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

Item 4. CONTROLS AND PROCEDURES

As of June 28, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, Ingles’ disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No significant changes in Ingles’ internal control over financial reporting have occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ingles’ internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: November 19, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President — Finance and
Chief Financial Officer