Form 10-Q/A
period 2003-03-29
INGLES MARKETS INC
filed 2003-11-24
CIK 50493

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

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note J, Critical Accounting Policies, and Managements Discussion and Analysis) and to revise disclosure and presentation of the Company’s Consolidated Financial Statements for the three and six-month periods ended March 29, 2003.

In light of recent interpretations of EITF 02-16, we reviewed our method of recognizing slotting fees and other vendor allowances in accordance with EITF 02-16. This review led us to revise our methodology for recognizing this consideration. Since we had previously filed the March 2003 Form 10-Q, the option of recording the impact of EITF No. 02-16 as a cumulative effect of an accounting change was not available.

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

Item 4. CONTROLS AND PROCEDURES

As of March 29,2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, Ingles’ disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No changes in Ingles’ internal control over financial reporting have occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ingles’ internal control over financial reporting.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: November 24, 2003	/s/ Robert P. Ingle

Robert P. Ingle
Chairman of the Board and Chief Executive Officer

Date: November 24, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President-Finance and Chief Financial Officer