Form 10-Q/A
period 2003-06-28
INGLES MARKETS INC
filed 2003-11-24
CIK 50493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 3
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

This Amendment on Form 10-Q/A is being filed to restate certain amounts (see Note J, Critical Accounting Policies, and Managements Discussion and Analysis) and to revise disclosure and presentation of the Company’s Consolidated Financial Statements for the three and nine-month periods ended June 28, 2003.

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 3 to Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: November 24, 2003	/s/ Brenda S. Tudor

Brenda S. Tudor
Vice President — Finance and
Chief Financial Officer