Form 10-K
period 2003-09-27
INGLES MARKETS INC
filed 2003-12-22
CIK 50493

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    YES  ☒    NO  ☐.

As of March 29, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on March 29, 2003, was approximately $102.9 million. As of December 1, 2003, the registrant has 10,642,244 shares of Class A Common Stock outstanding and 12,384,391 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be used in connection with the solicitation of proxies to be voted at the registrant’s 2004 annual meeting of stockholders, to be filed with the Commission, are incorporated by reference into Part III of this Report on Form 10-K.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (81), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods, including delicatessen sections. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today’s shoppers. Design features of the Company’s modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a “one-stop” shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $318 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company has begun to operate full-service pharmacies and gas stations at some of its stores.

Substantially all of the Company’s stores are located within 250 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 63% of the goods the Company sells and the remaining 37% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

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

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 74 shopping centers, 58 of which contain an Ingles supermarket, and owns 74 additional properties that contain a free-standing Ingles store. The Company also owns four undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chairman of the Board and Chief Executive Officer. As of September 27, 2003, Mr. Ingle owns or controls approximately 87% of the combined voting power and 52% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11 to the Consolidated Financial Statements of this report on Form 10-K):

	Fiscal Year Ended September
	2003		2002		2001
Revenues from unaffiliated customers:
Grocery sales	$1,897.3	94.6%	$1,867.9	94.5%	$1,866.1	94.8%
Shopping center rentals	15.0	0.7%	15.6	0.8%	16.0	0.8%
Fluid dairy	93.8	4.7%	92.6	4.7%	87.3	4.4%

	$2,006.1	100.0%	$1,976.1	100.0%	$1,969.4	100.0%

Income from operations:
Grocery sales	$45.2	70.9%	$51.8	71.5%	$50.4	73.3%
Shopping center rentals	8.2	12.9%	9.0	12.4%	9.8	14.2%
Fluid dairy	10.3	16.2%	11.6	16.1%	8.6	12.5%

	63.7	100.0%	72.4	100.0%	68.8	100.0%

Other income, net	15.0		3.1		2.3
Interest expense	51.9		52.4		42.9

Income before income taxes	$26.8		$23.1		$28.2

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 27, 2003, the Company operated 195 supermarkets under the name “Ingles”, two supermarkets under the name “Best Food” and one supermarket under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Best Food” and “Sav-Mor” store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles’ high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2003	2002	2001	2003	2002	2001
North Carolina	60	60	61	35%	35%	34%
South Carolina	33	31	31	16%	15%	14%
Georgia	81	83	83	38%	39%	41%
Tennessee	21	21	24	10%	10%	10%
Virginia	2	2	3	1%	1%	1%
Alabama	1	1	1	—	—	—

	198	198	203	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience and value. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express”. At September 27, 2003, the Company operated 26 pharmacies and 17 fuel stations. The Company plans to continue to incorporate these new departments in select stores during fiscal 2004. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2003	2002	2001	2000(1)	1999
Weighted Average Sales Per Store (000’s) (2)	$9,582	$9,266	$9,004	$8,856	$8,424
Total Square Feet at End of Year (000’s)	9,236	9,000	9,081	8,914	8,400
Average Total Square Feet per Store	46,648	45,454	44,736	42,855	40,776
Average Square Feet of Selling Space per Store (3)	32,654	31,817	31,315	29,999	28,543

(1)	Fiscal 2000 was a 53-week year.
(2)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated.
(3)	Selling space is estimated to be 70% of total store square footage.

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

Purchasing and Distribution

The Company supplies approximately 63% of its supermarkets’ inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 14% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $210 million in 2003, $197 million in 2002 and $203 million in 2001. Additionally, MDI purchases product from Milkco, the Company’s fluid dairy subsidiary, and these purchases totaled approximately $36 million in 2003, $35 million in fiscal 2002 and $32 million in 2001. The Company has a fee arrangement with MDI for items it purchases from MDI, based on cost plus a handling charge. MDI owned approximately 3% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 27, 2003 totaling 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 23% of the Company’s inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 106 tractors and 409 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

	2003	2002	2001	2000	1999
Number of Stores:
Opened (1)	4	0	2	4	3
Closed (1)	4	5	7	2	4
Major remodels and replacements	4	3	9	11	3
Minor remodels	3	10	6	8	16
Stores open at end of period	198	198	203	208	206
Size of Stores:
Less than 30,000 sq. ft.	16	18	21	26	32
30,000 up to 41,999 sq. ft.	55	58	60	67	71
42,000 up to 51,999 sq. ft.	34	35	36	39	41
At least 52,000 sq. ft.	93	87	86	76	62
Average store size (sq. ft.)	46,648	45,454	44,736	42,855	40,776

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores face varies by location, primarily based on the size of the community the store is located in and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Bi-Lo, Inc., Food Lion, Inc., The Kroger Co., Inc., Publix Supermarkets, Inc., Wal-Mart, Inc. and Winn-Dixie Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Also, the consumer trend of eating out has made restaurants another significant competitor for food dollars.

Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition.

The Company believes its competitive advantages include convenient locations, the quality of service it provides its customers, competitive pricing, product variety and quality and a pleasant shopping environment, which is enhanced by its ongoing modernization program.

The Company’s strategy is to place its supermarkets in suburban areas, small towns and rural communities. Because the Company has operated in many of its markets longer than its competitors, it has been able to place its stores in prime locations. Furthermore, unlike many of its competitors, the Company owns property on which a majority of its stores are located, allowing it the flexibility to expand the store when needed.

By concentrating its operations within a relatively small geographic region, the Company is also positioned to more carefully monitor its markets, and the needs of its customers within those markets. The top management of the Company is living and working in its operating region allowing management to quickly identify changes in needs and customer preference. Given the Company’s size, such managers have direct access to corporate management and are able to receive quick approval to requested changes in operations. The Company can then move quickly to make adjustments in its business in response to changes in the market and customer needs.

The Company supports its quality image by carrying high quality perishable items. One major quality advantage of the Company is that it offers its customers USDA Choice beef cut by butchers located in the stores. Many of Ingles’ competitors do not offer USDA Choice beef and do not have butchers located in their stores. The Company also carries a wide variety of produce, a quality private label brand plus a variety of popular national and regional brands.

The Company’s large national and international competitors’ primary advantages are related to their size. These larger organizations may have an advantage through stronger buying power and more significant capital resources. Certain competitors, such as super centers, may be able to operate with smaller margins in the food sections of their stores by relying on their higher margins on the general merchandise sections of their stores to compensate.

The Company’s management monitors competitive activity and regularly reviews and periodically adjusts the Company’s marketing and business strategies as management deems appropriate in light of existing conditions in the Company’s region. The Company’s ability to remain competitive in its changing markets will depend in part on its ability to pursue its expansion and renovation programs and its response to remodeling and new store openings by its competitors.

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Employees and Labor Relations

At September 27, 2003, the Company had approximately 14,800 employees, of which 92% are supermarket personnel. Approximately 56% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for the trade and service marks are: “Ingles” – September 14, 2005, “Laura Lynn” – March 13, 2004 and “You get a lot more. You pay a lot less.” – September 24, 2006. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

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

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 74 shopping centers, 58 of which contain an Ingles supermarket, and owns 74 additional properties that contain a free-standing Ingles store. The Company also owns four undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2003, the Company spent $3.5 million for the purchase of land and received $21.8 million for the sale of properties owned by Ingles.

The shopping centers owned by the Company contain an aggregate of 5.7 million square feet of leasable space, of which 2.5 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	22
50,000 – 100,000 square feet	34
More than 100,000 square feet	18

Total	74

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 101,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck servicing and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 67 locations leased from various unaffiliated third parties and the remainder are held for lease by the Company. The Company also leases 23 supermarket facilities in which it is not currently operating, 8 of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases require the Company to pay additional percentage rent (ranging from .75% to 1.5%) for sales in excess of a specified amount.

Rental rates generally range from $1.67 to $10.26 per square foot. During fiscal years 2003, 2002 and 2001, the Company paid a total of $18.8 million, $16.5 million and $16.0 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 27, 2003, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2004-2020	7
2021-2040	15
2041 or after	68

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. As of December 2, 2003, there were approximately 926 holders of record of the Company’s Class A Common Stock (approximately 12,800 beneficial holders) and 202 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2003 Fiscal Year	High	Low
First Quarter (ended December 28, 2002)	$11.96	$9.85
Second Quarter (ended March 29, 2003)	$11.89	$9.75
Third Quarter (ended June 28, 2003)	$10.16	$9.53
Fourth Quarter (ended September 27, 2003)	$10.20	$9.58

2002 Fiscal Year	High	Low
First Quarter (ended December 29, 2001)	$12.90	$11.37
Second Quarter (ended March 30, 2002)	$12.25	$10.82
Third Quarter (ended June 29, 2002)	$12.76	$11.31
Fourth Quarter (ended September 28, 2002)	$12.50	$10.96

On December 2, 2003, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s National Market was $10.18 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-three fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2003 and fiscal 2002 the Company paid annual dividends totaling $.66 per share of Class A Common Stock and $.60 per share of Class B Common Stock, paid in quarterly installments of $.165 and $.15 per share, respectively.

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

Equity Compensation Plan Information

The following table provides information as of September 27, 2003 with respect to the Company’s shares of Class A Common Stock that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted- Average Exercise Price of Outstanding Options	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	2,027,479	$10.30	5,323,625

(1)	All shares relate to the Amended and Restated Non-qualified 1997 Stock Option Plan.

The Company does not have any equity compensation plans not approved by its stockholders.

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

Selected Income Statement Data for the Year Ended September

(in thousands except per share amounts)

	2003	2002	2001	2000	1999
Net Sales	$1,991,093	$1,960,462	$1,953,440	$1,916,200	$1,805,375
Net Income	16,994	14,733	17,850	21,091	18,750
Diluted Earnings per Common Share	.74	.64	.79	.93	.83
Cash Dividends per Common Share
Class A	.66	.66	.66	.66	.66
Class B	.60	.60	.60	.60	.60

Selected Balance Sheet Data at September

(in thousands)

	2003	2002	2001	2000	1999
Current Assets	$315,065	$277,829	$234,050	$219,581	$212,761
Property and Equipment, net	740,834	723,220	724,443	702,472	656,707
Total Assets	1,071,659	1,014,391	962,801	927,766	873,171
Current Liabilities, including Current Portion of Long-Term Debt	182,620	186,430	196,598	197,522	203,645
Long-Term Liabilities, net of Current Portion (1)	604,862	552,487	492,638	462,591	417,389
Stockholders’ Equity	243,563	238,559	236,500	232,138	224,122

(1)	Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (81), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of September 27, 2003, the Company operates 26 in-store pharmacies and 17 fuel centers.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146 effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances include volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold. Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 27, 2003, September 28, 2002 and September 29, 2001 each includes 52 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the fiscal years ended September 27, 2003 and September 28, 2002 comparable store sales include 194 and 196 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2003	2002	2001
Net sales	100.0%	100.0%	100.0%
Gross profit	26.3	26.7	26.3
Operating and administrative expenses	23.5	23.5	23.3
Rental income, net	0.4	0.5	0.5
Income from operations	3.2	3.7	3.5
Other income, net	0.8	0.2	0.1
Interest expense	2.6	2.7	2.2
Income before income taxes	1.4	1.2	1.4
Income taxes	0.5	0.4	0.5
Net income	0.9	0.8	0.9

Fiscal Year Ended September 27, 2003 Compared to the Fiscal Year Ended September 28, 2002

Net Sales. Fiscal 2003 was the 39th consecutive year Ingles achieved an increase in net sales. Net sales increased 1.6% to $1.991 billion for the fiscal year ended September 27, 2003 from $1.960 billion for the fiscal year ended September 28, 2002. Ingles operated 198 stores at both September 27, 2003 and September 28, 2002. During fiscal 2003, Ingles opened four new stores, replaced one store, closed four older stores and completed three major remodel/expansions and three minor remodels. Retail square footage increased 2.6% to 9.2 million square feet. Comparable store sales for the same period grew $15.4 million or 0.8%. Net sales to outside parties for the Company’s milk processing subsidiary increased 1.3% to $93.8 million for fiscal year 2003 compared to $92.6 million for fiscal year 2002.

The Company expects moderate sales growth to continue in the upcoming fiscal year as stores that are new or expanded mature and promotional efforts to drive sales are successful. It also currently expects sales of higher margin products to continue to increase due to the expansion of the perishable departments in stores that are new or remodeled.

Gross Profit. Gross profit for the fiscal year ended September 27, 2003, remained virtually unchanged in total dollars but declined as a percentage of sales compared to the fiscal year ended September 28, 2002. Gross profit was $522.6 million, or 26.3% of sales for fiscal year 2003, compared to $522.7 million, or 26.7% of sales, for fiscal year 2002. The Company previously recognized certain vendor allowances, principally slotting fees, as soon as the amount was contractually established and collection was probable. Under EITF 02-16, adopted during fiscal 2003, the Company changed its policy to include these allowances as a reduction in inventory value. Adoption of this policy resulted in a non-cash charge to cost of goods sold of $2.7 million.

Gross profit as a percentage of sales in the grocery department declined due to increased promotional activity. The decline was partially offset by increased sales in the higher margin meat, produce, frozen food and bakery departments as customer traffic improved.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in the cost of sales line item.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $7.8 million or 1.7% to $467.1 million for the year ended September 27, 2003, from $459.3 million for the year ended September 28, 2002. As a percentage of sales, operating and administrative expenses were 23.5% for both fiscal years. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	% of sales
Salaries and wages	$4.6	0.1%
Depreciation and amortization	$3.3	0.1%
Rent	$2.3	0.1%
Debit/credit card fees	$1.2	0.1%
Advertising	$(2.4)	(0.1)%
Insurance	$(2.1)	(0.1)%

Salaries and wages increased due to the addition of labor hours at the store level to enhance customer service as part of the Company’s initiative to drive sales.

Both depreciation expense and rent expense increased due to four new stores opened during the year, three of which are leased and one of which is owned, as well as one replacement store and three major remodel/expansions completed during the year.

Debit and credit card fees rose due to both increased usage and increased transaction fees.

Advertising expense decreased due to the revamping of the Company’s advertising program and the elimination of the less effective promotions.

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

Rental Income, Net. Rental income, net decreased $0.8 million to $8.2 million for the 2003 year from $9.0 million for the 2002 year. The decline consists of a decline in gross rental income of $0.6 million plus operating cost increases of $0.2 million. Gross rental income declined due primarily to the rejection of leases by K-Mart and Price Cutters in bankruptcy proceedings and the termination of two CVS leases.

Other Income, Net. Other income, net increased $11.9 million to $15.0 million for the year ended September 27, 2003 from $3.1 million for the year ended September 28, 2002. Fiscal year 2003 includes an $11.7 million gain on the sale of a shopping center that did not contain an Ingles store.

Interest Expense. Interest expense decreased $0.5 million for the year ended September 27, 2003 to $51.9 million from $52.4 million for the year ended September 28, 2002. In May 2003, the Company issued an additional $100 million of the existing 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Prior to the issuance of the additional Notes, aggregate debt had declined from the prior year resulting in a decline in interest expense.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.6% in the 2003 year compared to 36.2% in the fiscal 2002 year.

Net Income. Net income increased $2.3 million for the year ended September 27, 2003 to $17.0 million from $14.7 million for the year ended September 28, 2002. Net income, as a percentage of sales, was 0.9% for the fiscal 2003 period compared to 0.8% for the fiscal 2002 period. Basic earnings per share were $.74 and $.65 for 2003 and 2002, respectively. Diluted earnings per share were $.74 and $.64 per share for 2003 and 2002, respectively.

Fiscal Year Ended September 28, 2002 Compared to the Fiscal Year Ended September 29, 2001

Net Sales. Net sales increased 0.4% to $1.960 billion for the fiscal year ended September 28, 2002 from $1.953 billion for the fiscal year ended September 29, 2001, despite a decrease in store count from 203 stores at September 29, 2001 to 198 stores at September 28, 2002. During fiscal 2002, Ingles opened one replacement store, closed five older stores and completed two major remodel/expansions and ten minor remodels. Retail square footage decreased 0.9% to 9.0 million square feet. Comparable store sales for the same period grew $16.4 million or 0.9%. Net sales to outside parties for the Company’s milk processing subsidiary increased 6.1% to $92.6 million for fiscal year 2002 compared to $87.3 million for fiscal year 2001, due primarily to an increase in the price of raw milk.

Gross Profit. Gross profit for the fiscal year ended September 28, 2002, increased 1.9% to $522.7 million, or 26.7% of sales, compared to $513.1 million, or 26.3% of sales, for the fiscal year ended September 29, 2001. Increased sales in the higher margin produce and frozen food departments, enhanced security measures and effective purchasing and product management all contributed to the increase. Gross profit for the Company’s milk processing subsidiary increased 19.5% for fiscal year 2002 compared to fiscal year 2001 due primarily to sales increases in the higher margin food service sector of the business.

In addition to the direct product costs, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in the cost of sales line item.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased 1.1% to $459.3 million for the year ended September 28, 2002, from $454.1 million for the year ended September 29, 2001. As a percentage of sales, operating and administrative expenses were 23.5% and 23.3% for the years ended September 28, 2002 and September 29, 2001, respectively. A variety of factors contributed to the increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	% of sales
Salaries and wages	$(3.6)	(0.2)%
Depreciation and amortization	$2.8	0.2%
Equipment rent	$2.2	0.1%
Warehouse expense	$(1.8)	(0.1)%
Insurance	$1.9	0.1%

Salaries and wages, as a percentage of sales, decreased due to a reduction in the number of hours worked by the Company’s employees in its stores due to the revision of the Company’s labor standards during fiscal 2002 to reflect changes made in the merchandising and operations of the stores. A new electronic program for front-end labor scheduling was implemented between April 2002 and August 2002 to more accurately match labor hours scheduled and customer trends in the stores.

Depreciation expense and equipment rent expense increased due to the remodeling and replacement of certain store locations during the prior and current fiscal years.

Warehouse expense decreased as a percentage of sales primarily due to lower diesel fuel prices.

The increase in insurance expense is attributable to rising health care costs and increased premiums for liability coverage. Changes made to the Company’s health insurance plan in April 2002 helped to curb the cost of health insurance in the latter half of the year, however the medical component of workers compensation continued to negatively impact insurance expense.

Rental Income, Net. Rental income, net decreased $0.8 million to $9.0 million for the 2002 year from $9.8 million for the 2001 year. The decline consists of gross rental income decreases of $0.4 million and operating cost increases of $0.4 million.

Other Income, Net. Other income, net increased $0.8 million to $3.1 million for the year ended September 28, 2002 from $2.3 million for the year ended September 29, 2001. Interest income, included in other income, net, increased $1.0 million due to the investment of the proceeds of the Notes. Other income also includes gains on the sale of assets of $1.5 million and $1.4 million for fiscal years 2002 and 2001, respectively.

Interest Expense. Interest expense increased $9.6 million for the year ended September 28, 2002 to $52.5 million from $42.9 million for the year ended September 29, 2001 due primarily to the issuance in December 2001 of the Notes. A portion of the proceeds of the Notes was used to repay $170.0 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. The Company incurred $1.0 million in costs in connection with the early retirement of the $170.0 million of debt which is included as interest expense in fiscal 2002. In addition, interest capitalized on the construction of assets declined $1.6 million in fiscal 2002 compared to fiscal 2001 due to a reduction in capital expenditures.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% in the 2002 year compared to 36.7% in fiscal 2001.

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

Capital expenditures totaled $75.9 million for the fiscal year ended September 27, 2003, including the opening of four new stores, the replacement of one store, major remodel and expansion of three stores and minor remodels at three stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2004.

Capital expenditures totaled $49.7 million for the fiscal year ended September 28, 2002, including the opening of one replacement store and the completion of two major remodel/expansions and ten minor remodels. This represented a slowing in the dollar amount of capital expenditures typically incurred by the Company in a fiscal year. Much of this slowed pace was attributable to the Company’s efforts to secure long term-financing through a high-yield debt offering completed in December 2001. The majority of capital expenditures on a given project are incurred in the later months of completion of the project. Therefore, the majority of the dollars spent on projects started after the financing was in place were not incurred until after the end of fiscal year 2002.

Ingles’ capital expenditure plans for fiscal 2004 include investments of approximately $70 million. Originally the Company planned to invest approximately $60 million in capital expenditures in fiscal 2004; however proceeds of $19.6 million from the sale of a shopping center in the fourth quarter of 2003 were designated as a like kind exchange for tax reporting purposes. Under current tax law, the Company has 180 days to purchase like kind property in order to defer the $4.5 million of income tax on the gain from the sale of the shopping center. Therefore capital expenditures for fiscal 2004 will include a higher proportion of land purchases than usual in order to qualify for the like kind exchange provisions.

The Company plans to open one new store and complete three remodel/expansions and two minor remodels in fiscal 2004. Expenditures will also include investments in stores expected to open in fiscal 2005 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $60 to $70 million going forward in order to maintain a modern store base. The number of projects pursued during each fiscal year could decline to some degree as the Company increases the average size of stores being built. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at September 27, 2003 totaled $10.6 million.

Liquidity

The Company generated $55.8 million of cash from operations in fiscal 2003.

Cash used by investing activities totaled $53.5 million comprised of $75.8 million of capital expenditures during the period, partially offset by $22.3 million of proceeds from the sale of assets.

During fiscal year 2003, the Company’s financing activities provided $31.7 million in cash. Proceeds from long-term debt totaled $120.0 million, including the addition of $100.0 million to the existing Notes, while payments on long-term debt were $75.7 million, including the $30.5 million of debt retired with a portion of the proceeds from the Notes. Debt issuance costs of $1.1 million associated with the issuance of the Notes and dividend payments of $14.3 million reduced cash from financing activities.

At September 27, 2003, the Company had lines of credit with five banks totaling $145 million, all of which were unused. Of the $145 million of committed lines of credit, $120 million matures in October 2006, $15 million matures in October and November 2004 and $10 million matured in October 2003. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 27, 2003.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 27, 2003, the Company had unencumbered real property and equipment with a net book value of approximately $330 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 27, 2003.

	Payment due by period
Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$640,519	$37,587	$47,435	$84,288	$471,209
Capital lease obligations	445	445	—	—	—
Operating leases	192,225	28,097	41,813	29,704	92,611
Construction commitments	10,610	10,610	—	—	—

Total	$843,799	$76,739	$89,248	$113,992	$563,820

Amounts available to the Company under commercial commitments as of September 27, 2003, were as follows:

	Amount of Commitment Expiration Per Period
Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$145,000	$10,000	$135,000	—	—
Letters of credit-standby	7,435	4,525	2,910	—	—

Potential commercial commitments	$152,435	$14,525	$137,910	—	—

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $.165 (sixteen and one-half cents) per share on its Class A Common Stock and $.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $.66 and $.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $33.7 million based on tangible net worth at September 27, 2003. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during fiscal 2003 and 2002 was slightly higher than the overall increase in the Consumer Price Index. During fiscal 2001, inflation in food prices was lower than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of $170.0 million in debt have been reclassified in fiscal 2002 from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates classifying a $0.02 per share charge in fiscal 2002 as an extraordinary item.

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to

December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.7 million of allowances, before a tax benefit of approximately $1.0 million, in fiscal 2003. This charge was recorded in the Company’s Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the change in accounting principle can be reported using the prospective method. As no options were granted, modified or settled after the beginning of the fiscal year, there was no stock-based employee compensation included in net income for fiscal 2003.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, including business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 27, 2003 and September 28, 2002 (in thousands):

September 27, 2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—	—

Long-term debt	$38,032	$31,010	$16,426	$31,092	$53,195	$471,209	$640,964	$647,692
Average interest rate (fixed)	8.40%	8.72%	8.52%	8.63%	8.07%	8.89%	8.76%

September 28, 2002	2003	2004	2005	2006	2007	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—	—

Long-term debt	$47,307	$37,742	$40,908	$16,364	$31,353	$422,958	$596,632	$581,950
Average interest rate (fixed)	8.13%	8.84%	7.82%	8.24%	8.64%	8.88%	8.71%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 27, 2003, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 24 through 42 of this report on Form 10-K:

Report of Ernst & Young LLP, Independent Auditors;

Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002;

Consolidated Statements of Income for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Consolidated Statements of Cash Flows for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Notes to Consolidated Financial Statements;

Selected quarterly financial data required by this Item is included in Note 12 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of September 27, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective as of September 27, 2003 at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No change in Ingles’ internal control over financial reporting has occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Ingles’ internal control over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading “ELECTION OF DIRECTORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 annual meeting of stockholders, to be filed with the Securities and Exchange Commission (“the “Commission”).

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s web site at www.ingles-markets.com under the caption “Corporate Governance.” In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 annual meeting of stockholders, to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference from the data under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 annual meeting of stockholders, to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings “ELECTION OF DIRECTORS - Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 annual meeting of stockholders, to be filed with the Commission.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference form the data under the heading “RELATIONSHIP WITH INDEPENDENT AUDITORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2004 annual meeting of stock holders, to be filed with the Commission.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

Consolidated Balance Sheets as of September 27, 2003 and September 28, 2002;

Consolidated Statements of Income for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Consolidated Statements of Cash Flows for the years ended September 27, 2003, September 28, 2002, and September 29, 2001;

Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Registrant required by Item 8 and Item 15(d) of Form 10-K is included as page 43 of this report:

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

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1 and 3.2 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8-7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8-7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Exhibit 4.1 to Registrant’s S-8 Registration Statement, File No. 333-88310, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

10.2	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002. (Included as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.

10.3	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan.

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on July 28, 2003 furnishing a press release announcing earnings for the third quarter of fiscal 2003.
(c)	Exhibits - The response to this portion of Item 15 is submitted in the response to Item 15(a)(3) of this report.
(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted in the response to Item 15(a)(2) of this report.

Report of Ernst & Young LLP, Independent Auditors

Stockholders and Board of Directors

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 27, 2003 and September 28, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 27, 2003 and September 28, 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for vendor consideration to conform to Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor”, during the year ended September 27, 2003. Also as described in Note 1, the Company changed its method of accounting for stock-based compensation to the fair value recognition provisions of Statements of Financial Accounting Standards No. 123 as permitted by the transition provisions of Statements of Financial Accounting Standards No. 148 during the year ended September 27, 2003.

/s/ ERNST & YOUNG LLP
Greenville, South Carolina
November 28, 2003

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

  SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

ASSETS	2003	2002
CURRENT ASSETS:
Cash	$80,865,318	$46,900,305
Receivables (less allowance for doubtful accounts of $636,603 - 2003 and $479,113 - 2002)	31,014,026	34,822,934
Inventories	194,834,781	190,399,350
Other	8,351,169	5,706,754

Total current assets	315,065,294	277,829,343

PROPERTY AND EQUIPMENT:
Land	183,678,295	183,793,068
Construction in progress	12,571,856	13,579,844
Buildings	540,971,541	527,463,561
Store, office and warehouse equipment	409,179,543	371,500,649
Transportation equipment	17,570,062	16,477,978
Property under capital leases	731,084	731,084
Leasehold improvements	42,906,325	42,607,772

Total	1,207,608,706	1,156,153,956
Less accumulated depreciation and amortization	466,774,239	432,934,408

Property and equipment - net	740,834,467	723,219,548

OTHER ASSETS	15,759,680	13,342,315

TOTAL ASSETS	$1,071,659,441	$1,014,391,206

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

  SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

LIABILITIES AND STOCKHOLDERS’ EQUITY	2003	2002
CURRENT LIABILITIES:
Short-term loans and current portion of long-term debt	$38,032,125	$47,307,046
Accounts payable, accrued expenses and current portion of other long-term liabilities	144,587,717	139,123,085

Total current liabilities	182,619,842	186,430,131
DEFERRED INCOME TAXES	40,614,578	36,914,578
LONG-TERM DEBT	602,932,198	549,324,487
OTHER LONG-TERM LIABILITIES	1,929,709	3,163,162

Total liabilities	828,096,327	775,832,358

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value;
10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; issued and outstanding, 10,635,419 shares in 2003, 10,189,807 shares in 2002	531,770	509,490
Class B, $.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,391,216 shares in 2003, 12,597,932 shares in 2002	619,561	629,897
Paid-in capital in excess of par value	102,465,443	100,148,857
Retained earnings	139,946,340	137,270,604

Total stockholders’ equity	243,563,114	238,558,848

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,071,659,441	$1,014,391,206

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

  FISCAL YEARS ENDED SEPTEMBER 27, 2003,

SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

	2003	2002	2001
Net sales	$1,991,093,330	$1,960,461,855	$1,953,440,173
Cost of goods sold	1,468,535,371	1,437,776,402	1,440,305,079

Gross profit	522,557,959	522,685,453	513,135,094
Operating and administrative expenses	467,097,904	459,281,573	454,133,502
Rental income, net	8,245,945	9,036,822	9,789,054

Income from operations	63,706,000	72,440,702	68,790,646
Other income, net	15,018,899	3,094,184	2,312,005
Interest expense	51,930,918	52,451,987	42,902,630

Income before income taxes	26,793,981	23,082,899	28,200,021

Income taxes:
Current	6,800,000	9,250,000	4,950,000
Deferred	3,000,000	(900,000)	5,400,000

	9,800,000	8,350,000	10,350,000

Net income	$16,993,981	$14,732,899	$17,850,021

Per-share amounts:
Basic earnings per common share	$.74	$.65	$.79

Diluted earnings per common share	$.74	$.64	$.79

Cash dividends per common share:
Class A	$.66	$.66	$.66

Class B	$.60	$.60	$.60

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 27, 2003,

SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 30, 2000	9,932,614	$496,631	12,645,125	$632,256	$97,943,633	$133,065,730	$232,138,250
Net income	—	—	—	—	—	17,850,021	17,850,021
Cash dividends	—	—	—	—	—	(14,142,927)	(14,142,927)
Exercise of stock options	61,800	3,090	—	—	651,778	—	654,868
Common stock conversions	10,693	534	(10,693)	(534)	—	—	—

Balance, September 29, 2001	10,005,107	500,255	12,634,432	631,722	98,595,411	136,772,824	236,500,212
Net income	—	—	—	—	—	14,732,899	14,732,899
Cash dividends	—	—	—	—	—	(14,235,119)	(14,235,119)
Exercise of stock options	148,200	7,410	—	—	1,553,446	—	1,560,856
Common stock conversions	36,500	1,825	(36,500)	(1,825)	—	—	—

Balance, September 28, 2002	10,189,807	509,490	12,597,932	629,897	100,148,857	137,270,604	238,558,848
Net income	—	—	—	—	—	16,993,981	16,993,981
Cash dividends					—	(14,318,245)	(14,318,245)
Exercise of stock options	238,896	11,944	—	—	2,316,586	—	2,328,530
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 27, 2003,

SEPTEMBER 28, 2002 AND SEPTEMBER 29, 2001

	2003	2002	2001
Cash Flows From Operating Activities:
Net income	$16,993,981	$14,732,899	$17,850,021
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	51,731,176	48,311,990	45,266,368
Amortization of deferred gain on sale/leaseback	(890,571)	(847,182)	(1,212,236)
Gain on disposals of property and equipment	(13,504,576)	(1,457,505)	(1,410,593)
Receipt of advance payments on purchases contracts	3,507,026	3,556,871	1,375,000
Recognition of advance payments on purchases contracts	(2,984,322)	(3,515,093)	(3,675,000)
Deferred income taxes	3,000,000	(900,000)	5,400,000
Decrease (increase) in receivables	2,977,384	(3,898,862)	(9,646,542)
Increase in inventory	(4,435,431)	(5,040,186)	(5,962,534)
Increase in other assets	(3,688,406)	(86,448)	(2,139,797)
Increase in accounts payable and accrued expenses	3,053,319	1,155,266	1,814,849

Net Cash Provided By Operating Activities	55,759,580	52,011,750	47,659,536

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	22,337,397	6,143,595	5,052,264
Capital expenditures	(75,860,731)	(49,713,386)	(73,193,907)

Net Cash Used By Investing Activities	(53,523,334)	(43,569,791)	(68,141,643)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	120,000,000	272,280,684	88,511,287
Debt issuance costs	(1,113,245)	(9,706,696)	(233,271)
Proceeds from sale/leaseback transactions	498,937	1,318,257	1,554,124
Payments on short-term borrowings, net	—	(10,229,000)	—
Principal payments on long-term debt	(75,667,210)	(214,965,533)	(54,603,090)
Proceeds from exercise of stock options	2,328,530	1,560,856	654,868
Dividends paid	(14,318,245)	(14,235,119)	(14,142,927)

Net Cash Provided By Financing Activities	31,728,767	26,023,449	21,740,991

Net Increase in Cash	33,965,013	34,465,408	1,258,884
Cash at Beginning of Year	46,900,305	12,434,897	11,176,013

Cash at End of Year	$80,865,318	$46,900,305	$12,434,897

See notes to consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

1. Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, Shopping Center Financing II, LLC and IMI Holdings, LLC (collectively, the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year - The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks each.

Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances of $12.7 million and $14.3 million as of September 27, 2003 and September 2002, respectively, are reclassified to accounts payable.

Financial Instruments - The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in commercial paper. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 27, 2003, the Company had $62.6 million invested in money market accounts, $19.4 million of which is designated for the purchase of qualifying property under a like kind exchange transaction, and no investments in commercial paper or reverse repurchase agreements. Demand deposits, including the money market account, of approximately $77.6 million in 21 banks exceed the $100,000 insurance limit per bank.

Inventories - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

Property, Equipment and Depreciation - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method. Depreciation expense totaled $50.5 million, $47.2 million and $44.8 million for fiscal years 2003, 2002 and 2001, respectively.

Capitalized Loan and Leasehold Costs – Other assets include capitalized loan and leasehold costs of $9.9 million and $8.8 million at September 27, 2003 and September 28, 2002, respectively. These costs are amortized over the life of the underlying debt instrument or lease, approximately $1.0 million per year.

Self-Insurance - The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2003, the Company’s self-insured liabilities were supported by $7.4 million of undrawn letters of credit which expire between January 2004 and October 2004. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

Reclassifications - Certain amounts for 2002 and 2001 have been reclassified to conform to the current year presentation in the accompanying financial statements.

Per-Share Amounts - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

Advertising - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $20.1 million, $22.5 million and $23.1 million for fiscal years 2003, 2002 and 2001, respectively.

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

Shipping and Handling Costs - The cost of shipping and handling is charged to expense as incurred and is included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $29.8 million, $29.7 million and $31.5 million of shipping and handling costs during 2003, 2002 and 2001, respectively. In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in the cost of sales line item.

Revenue Recognition - The Company recognizes revenues from grocery sales at the point of sale to its customers and from fluid dairy at the point of shipment to its customers.

Vendor Allowances - The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances include volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold. Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.

Accounting for Stock-Based Compensation – Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the change in accounting principle can be reported using the prospective method. As no options were granted, modified or settled after the beginning of the fiscal year, there was no stock-based employee compensation expense included in net income for fiscal 2003.

In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2002 and 2001, respectively; risk-free interest rates of 3.00 and 4.25 percent; dividend yield of 5.3 percent for both 2002 and 2001; expected volatility of 25.7 and 30.0 percent; and expected lives of 5 years for both 2002 and 2001. Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, for 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below:

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

	2003	2002	2001
BASIC
Net income	$16,993,981	$14,732,899	$17,850,021
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,684)	(960,442)	(961,128)

Net income, pro forma	$16,983,297	$13,772,457	$16,888,893
Basic earnings per common share	$0.74	$0.65	$0.79
Basic earnings per common share, pro forma	$0.74	$0.61	$0.75
DILUTED
Diluted earnings	$16,993,981	$14,732,899	$17,850,021
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(10,684)	(960,442)	(961,128)

Diluted earnings, pro forma	$16,983,297	$13,772,457	$16,888,893
Diluted earnings per common share	$0.74	$0.64	$0.79
Diluted earnings per common share, pro forma	$0.74	$0.60	$0.74
Weighted average fair value of options granted	*	$1.54	$1.63

*	Not applicable as no options were granted in 2003.

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

New Accounting Pronouncements - In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of $170.0 million in debt have been reclassified in fiscal 2002 from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates classifying a $0.02 per share charge in fiscal 2002 as an extraordinary item.

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company has adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for transactions executed subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.7 million of allowances, before a tax benefit of approximately $1.0 million, in fiscal 2003. This charge was recorded in the Company’s Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a VIE it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

2. Income Taxes

Deferred Income Tax Liabilities and Assets - Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2003	2002
Deferred tax liabilities:
Fixed asset tax/book differences	$43,827,000	$40,363,000
Property tax method	752,000	895,000
Inventory	90,000	598,000

Total deferred tax liabilities	44,669,000	41,856,000

Deferred tax assets:
Insurance reserves	2,107,000	2,176,000
Advance payments on purchases contracts	1,468,000	1,467,000
Vacation accrual	879,000	779,000
Deferred gain on sale/leasebacks	279,000	431,000
Closed store accrual	1,932,000	1,477,000
Other	1,334,000	1,784,000

Total deferred tax assets	7,999,000	8,114,000

Net deferred tax liabilities	$36,670,000	$33,742,000

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2003	2002	2001
Federal tax at statutory rate	$9,378,000	$7,852,000	$9,870,000
State income tax, net of federal tax benefits	1,045,000	914,000	1,100,000
Other	(623,000)	(416,000)	(620,000)

Total	$9,800,000	$8,350,000	$10,350,000

Current and deferred income tax expense is as follows:

	2003	2002	2001
Current:
Federal	$6,300,000	$8,250,000	$4,700,000
State	500,000	1,000,000	250,000

Total current	6,800,000	9,250,000	4,950,000

Deferred:
Federal	2,977,000	(887,000)	4,630,000
State	23,000	(13,000)	770,000

Total deferred	3,000,000	(900,000)	5,400,000

Total expense	$9,800,000	$8,350,000	$10,350,000

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

Current deferred income tax benefits of $3.9 million and $3.2 million at September 27, 2003 and September 28, 2002, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

3. Property Held For Lease and Rental Income

At September 27, 2003, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net consists of the following:

	2003	2002	2001
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$14,582,573	$15,060,203	$14,674,512
Contingent rentals	426,419	548,692	1,348,902

Total	15,008,992	15,608,895	16,023,414
Depreciation on owned properties leased to others	(5,162,767)	(5,026,679)	(4,687,209)
Other shopping center expenses	(1,600,280)	(1,545,394)	(1,547,151)

Total	$8,245,945	$9,036,822	$9,789,054

Owned properties leased to others under operating leases by major classes are summarized as follows:

September 27, 2003
Land	$35,507,643
Buildings	132,024,905

Total	167,532,548
Less accumulated depreciation	55,268,188

Property leased to others, net	$112,264,360

The above amounts are included in the respective captions on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 27, 2003:

Fiscal Year
2004	$9,221,712
2005	7,196,624
2006	5,457,644
2007	4,028,634
2008	2,774,337
Thereafter	9,911,281

Total minimum future rental income	$38,590,232

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

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

Operating Leases - Rent expense for all operating leases of $43.2 million, $42.1 million and $38.2 million for fiscal years 2003, 2002 and 2001, respectively, is included in operating and administrative expenses. Sub-leased rental income of $1.0 million, $1.6 million and $1.3 million for fiscal years 2003, 2002 and 2001, respectively is included in rental expense, net.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 27, 2003 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2004	$28,097,031	$(1,375,627)	$26,721,404
2005	24,211,104	(805,600)	23,405,504
2006	17,601,546	(484,000)	17,117,546
2007	15,411,204	(444,000)	14,967,204
2008	14,292,908	(444,000)	13,848,908
Thereafter	92,611,211	(1,075,000)	91,536,211

Total minimum future rental commitments	$192,225,004	$(4,628,227)	$187,596,777

5. Supplementary Balance Sheet Information

Accounts Payable, Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	2003	2002
Accounts payable-trade	$84,433,704	$82,651,435
Property, payroll, and other taxes payable	13,727,386	12,362,475
Salaries, wages, and bonuses payable	12,710,858	11,985,095
Self-insurance reserves	6,465,843	6,565,623
Interest	12,144,729	9,569,420
Other	15,105,197	15,989,037

Total	$144,587,717	$139,123,085

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $18.1 million, $20.3 million and $19.0 million for 2003, 2002 and 2001, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2003	2002
Advance payments on purchases contracts	$3,888,619	$3,365,917
Deferred gain-sale/leasebacks	1,494,546	1,928,116
Other	511,295	1,084,554

Total other long-term liabilities	5,894,460	6,378,587
Less current portion	3,964,751	3,215,425

	$1,929,709	$3,163,162

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2003	2002
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$249,750,000
Unamortized original issue discount and premium on senior subordinated debt	(700,751)	(1,865,417)
Notes payable:
Real estate and equipment maturing 2004-2017:
Due to banks, weighted average interest rate of 7.88% for 2003 and 7.90% for 2002	128,121,800	151,135,177
Due to other financial institutions, weighted average interest rate of 9.17% for 2003 and 8.90% for 2002	163,793,274	197,611,773

Total long-term debt and short-term loans	640,964,323	596,631,533
Less current portion	38,032,125	47,307,046

Long-term debt, net of current portion	$602,932,198	$549,324,487

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011 (the “Notes”). The Notes bear an annual interest rate of 8- 7/8% and were issued at a discount to yield 9%. After December 1, 2006 until December 1, 2009, the Company may redeem all or a portion of the Notes at a declining premium rate of 104.438% to 101.369%. After December 1, 2009 the Company may redeem the Notes at 100% of the principal amount. The Company incurred $0.6 million in costs, net of income tax benefits of $0.4 million, in connection with the early retirement of $170.0 million of debt with a portion of the proceeds from the Notes.

On May 29, 2003, the Company closed an offering of an additional $100 million of the Notes at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity dates as the original issuance.

At September 27, 2003, the Company had lines of credit with five banks totaling $145 million, all of which were unused. Of the $145 million of committed lines of credit, $120 million matures in October 2006, $15 million matures in October and November 2004 and $10 million matured in October 2003. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 27, 2003.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

At September 27, 2003, property and equipment with an undepreciated cost of approximately $385.9 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $33.7 million, based on tangible net worth at September 27, 2003. As of September 27, 2003, the Company is in compliance with these covenants.

Components of interest costs are as follows:

	2003	2002	2001
Total interest costs	$53,041,087	$52,770,653	$44,838,488
Interest capitalized	(1,110,169)	(318,666)	(1,935,858)

Interest expense	$51,930,918	$52,451,987	$42,902,630

Maturities of long-term debt at September 27, 2003 are as follows:

Fiscal Year
2004	$38,032,125
2005	31,009,845
2006	16,425,618
2007	31,092,523
2008	53,195,140
Thereafter	471,209,072

Total	$640,964,323

7. Other Income, Net

Other income, net is comprised as follows:

	2003	2002	2001
Gain from sale of assets	$14,137,086	$2,083,152	$2,278,768
Interest income	686,035	1,108,816	153,653
Other income	246,896	81,632	73,781
Other expenses	(51,118)	(179,416)	(194,197)

	$15,018,899	$3,094,184	$2,312,005

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

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

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

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	2003	2002	2001
BASIC:
Net income	$16,993,981	$14,732,899	$17,850,021
Weighted average number of common shares outstanding	22,855,611	22,726,030	22,592,626
Basic earnings per common share	$.74	$.65	$.79
DILUTED:
Net income	$16,993,981	$14,732,899	$17,850,021
Weighted average number of common shares outstanding	22,970,026	23,133,825	22,738,880
Diluted earnings per common share	$.74	$.64	$.79

The difference in the weighted average number of common shares outstanding for the basic and diluted computations relates to outstanding stock options calculated using the treasury method.

Options to purchase 706,000, 1,070,000, and 855,000 shares of common stock at prices ranging from $10.50 to $13.69 per share were outstanding during fiscal 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were $739,000, $784,000 and $832,000 for fiscal years 2003, 2002 and 2001, respectively.

Cash Bonus Plan - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company has a discretionary annual bonus plan for certain employees who do not receive monthly performance bonuses. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.1 million, $5.0 million and $5.1 million for fiscal years 2003, 2002 and 2001, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

1987 Employee Incentive Stock Option Plan – The Company had an incentive stock option plan under which an aggregate of 250,000 shares of the Company’s Class A Common Stock were issuable to qualified employees until September 8, 1997. The options could be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 27, 2003, no options were outstanding under this plan. Information with respect to options granted, exercised, cancelled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 30, 2000	54,000	$10.00 – 14.00	$12.59
Canceled	(24,000)	10.00 - 14.00	10.83

Outstanding,
September 28, 2001	30,000	14.00	14.00
Canceled	(30,000)	14.00	14.00

Outstanding,
September 28, 2002	—

1997 Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or upon death, disability or retirement. All options automatically terminate with termination of the optionee’s employment for any other reason. The grant exercise date may vary from one year to five years from the date the options were granted. As of September 27, 2003, there were 970,779 options exercisable under this plan.

Information with respect to options granted, canceled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 30, 2000	3,826,600	$9.56 - $14.00	$10.98
Granted	16,000	11.00	11.00
Exercised	(61,800)	9.56	9.56
Canceled	(160,250)	9.56 - 14.00	12.87

Outstanding,
September 29, 2001	3,620,550	9.56 - 14.00	10.92
Granted	34,000	12.00	12.00
Exercised	(148,200)	9.56	9.56
Canceled	(232,550)	9.56 - 14.00	11.37

Outstanding,
September 28, 2002	3,273,800	9.56 - 14.00	12.58
Exercised	(238,896)	9 .56	9.56
Canceled	(1,007,425)	9.56 - 14.00	12.63

Outstanding,
September 27, 2003	2,027,479	$9.56 - $13.69	$10.30

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

The weighted average remaining contractual life of the options outstanding at September 27, 2003 is 1.2 years.

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

11. Lines of Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	2003	2002	2001
Revenues from unaffiliated customers:
Grocery sales	$1,897,301	$1,867,866	$1,866,124
Shopping center rentals	15,009	15,609	16,023
Fluid dairy	93,792	92,596	87,316

Total revenues from unaffiliated customers	$2,006,102	$1,976,071	$1,969,463

Income from operations:
Grocery sales	$45,169	$51,838	$50,402
Shopping center rentals	8,246	9,037	9,789
Fluid dairy	10,291	11,566	8,600

Total income from operations	$63,706	$72,441	$68,791

Assets:
Grocery sales	$930,957	$860,583	$805,627
Shopping center rentals	112,264	124,965	128,363
Fluid dairy	28,438	28,843	28,811

Total assets	$1,071,659	$1,014,391	$962,801

Capital expenditures:
Grocery sales	$70,046	$46,569	$65,836
Shopping center rentals	2,712	695	4,461
Fluid dairy	3,103	2,449	2,897

Total capital expenditures	$75,861	$49,713	$73,194

Depreciation and amortization:
Grocery sales	$44,277	$40,898	$38,320
Shopping center rentals	4,992	5,027	4,687
Fluid dairy	2,462	2,387	2,259

Total depreciation and amortization	$51,731	$48,312	$45,266

Revenue from shopping center rentals is included in rental income, net in the statements of income. The other revenues comprise the net sales reported in the statements of income.

The fluid dairy segment had $44.1, $44.2 and $44.6 million in sales to the grocery sales segment in fiscal 2003, 2002 and 2001, respectively. These sales have been eliminated in consolidation.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	(in thousands except earnings per common share)

2003	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
Net sales	$495,116	$489,383	$503,631	$502,963	$1,991,093
Gross profit	130,345	127,575	131,404	133,234	522,558
Net income	3,175	1,820	3,571	8,428	16,994
Basic earnings per common share	.14	.08	.16	.37	.74
Diluted earnings per common share	.14	.08	.16	.37	.74

2002
Net sales	$499,444	$493,156	$482,952	$484,910	$1,960,462
Gross profit	128,622	132,687	129,462	131,914	522,685
Net income	4,117	3,296	3,568	3,752	14,733
Basic earnings per common share	.18	.15	.16	.16	.65
Diluted earnings per common share	.18	.14	.16	.16	.64

These amounts reflect the reclassification of third party accounts payable audit income from other income to gross profit. Reclassified amounts, in thousands, for fiscal year 2003 are $164, $370, and $432 for the first, second and third quarters, respectively. Reclassified amounts, in thousands, for fiscal 2002 are $587, $211, $290, and $872 for the first, second, third and fourth quarters, respectively. The reclassified amount for the year ended September 28, 2002, in thousands, was $1,960.

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 27, 2003 totaled $10.6 million.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2003, September 28, 2002

and September 29, 2001

The carrying amounts and fair values of the Company’s financial instruments at September 27, 2003 and September 28, 2002 are as follows (amounts in thousands):

	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$80,865	$80,865	$46,900	$46,900
Receivables	31,014	31,014	34,823	34,823
Long-term and short-term debt:
Real estate and equipment	291,915	298,643	348,747	356,543
Other	349,049	349,049	247,885	225,407

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2003	2002	2001
Cash paid during the year for:
Interest (net of amounts capitalized)	$49,355,609	$44,303,243	$43,485,020
Income taxes	10,036,602	10,262,495	623,867
Non cash items:
Property and equipment additions included in accounts payable	5,612,514	4,066,787	2,366,442

16. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $210 million in 2003, $197 million in 2002 and $203 million in 2001. This distributor owns approximately 3% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 27, 2003. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.1 million at both September 27, 2003 and September 28, 2002.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $35.6 million in 2003, $35.4 million in fiscal 2002 and $32.5 million in fiscal 2001. Amounts due from this distributor, included in receivables, were $1.6 million and $1.5 at September 27, 2003 and September 28, 2002, respectively.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES	SCHEDULE II

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 27, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$479,113	$183,000	$25,510	$636,603

Fiscal year ended September 28, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$339,938	$216,000	$76,825	$479,113

Fiscal year ended September 29, 2001:
Deducted from asset accounts:
Allowance for doubtful accounts	$256,630	$176,000	$92,692	$339,938

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By: /s/ Robert P. Ingle
Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: December 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle	December 22, 2003
Robert P. Ingle, Chairman of the Board, Chief Executive Officer and Director

/s/ James W. Lanning	December 22, 2003
James W. Lanning, President, Chief Operating Officer and Director

/s/ Brenda S. Tudor	December 22, 2003
Brenda S. Tudor, CPA, Vice President-Finance, Chief Financial Officer and Director

/s/ Charles E. Russell	December 22, 2003
Charles E. Russell, CPA, Director

/s/ Robert P. Ingle, II	December 22, 2003
Robert P. Ingle, II, Vice President- Operations and Director

/s/ Florence S. Presnell	December 22, 2003
Florence S. Presnell, Secretary and Controller