Form 10-Q
period 2003-12-27
INGLES MARKETS INC
filed 2004-02-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

As of January 21, 2004, the Registrant had 10,764,514 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,383,641 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	DECEMBER 27, 2003 (UNAUDITED)	SEPTEMBER 27, 2003 (NOTE)
Current Assets:
Cash	$47,331,393	$80,865,318
Receivables	35,894,367	31,014,026
Inventories	195,366,657	194,834,781
Other	7,681,134	8,351,169

Total Current Assets	286,273,551	315,065,294
Property and Equipment – Net	750,272,847	740,834,467
Other Assets	15,764,382	15,759,680

Total Assets	$1,052,310,780	$1,071,659,441

NOTE: The balance sheet at September 27, 2003 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 27, 2003 (UNAUDITED)	SEPTEMBER 27, 2003 (NOTE)
Current Liabilities:
Short-term loans and current portion of long-term debt	$34,867,694	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	137,475,363	144,587,717

Total Current Liabilities	172,343,057	182,619,842
Deferred Income Taxes	39,379,578	40,614,578
Long-Term Debt	595,626,865	602,932,198
Other Long-Term Liabilities	2,353,309	1,929,709

Total Liabilities	809,702,809	828,096,327

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 10,730,614 shares issued and outstanding December 27, 2003; 10,635,419 shares issued and outstanding September 27, 2003	536,530	531,770
Class B, $.05 par value; 100,000,000 shares authorized; 12,384,391 shares issued and outstanding December 27, 2003; 12,391,216 shares issued and outstanding September 27, 2003	619,220	619,561
Paid-in capital in excess of par value	103,321,242	102,465,443
Retained earnings	138,130,979	139,946,340

Total Stockholders’ Equity	242,607,971	243,563,114

Total Liabilities and Stockholders’ Equity	$1,052,310,780	$1,071,659,441

NOTE: The balance sheet at September 27, 2003 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2003	DECEMBER 28, 2002
Net sales	$534,334,437	$495,116,191
Cost of goods sold	402,424,569	364,771,106

Gross profit	131,909,868	130,345,085
Operating and administrative expenses	118,125,853	115,336,828
Rental income, net	1,513,715	2,151,181

Income from operations	15,297,730	17,159,438
Other income, net	1,337,444	497,919
Interest expense	13,857,593	12,732,128

Income before income taxes	2,777,581	4,925,229

Income taxes:
Current	2,090,000	2,150,000
Deferred	(1,110,000)	(400,000)

	980,000	1,750,000

Net income	$1,797,581	$3,175,229

Per share amounts:
Basic earnings per common share	$0.08	$0.14

Diluted earnings per common share	$0.08	$0.14

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	3,175,229	3,175,229
Cash dividends	—	—	—	—	—	(3,571,008)	(3,571,008)
Common stock conversions	1,050	53	(1,050)	(53)	—	—	—

Balance, December 28, 2002	10,190,857	$509,543	12,596,882	$629,844	$100,148,857	$136,874,825	$238,163,069

Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Net income	—	—	—	—	—	1,797,581	1,797,581
Cash dividends	—	—	—	—	—	(3,612,942)	(3,612,942)
Exercise of stock options	88,370	4,419	—	—	855,799	—	860,218
Common stock conversions	6,825	341	(6,825)	(341)	—	—	—

Balance, December 27, 2003	10,730,614	$536,530	12,384,391	$619,220	$103,321,242	$138,130,979	$242,607,971

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2003	DECEMBER 28, 2002
Cash Flows from Operating Activities:
Net income	$1,797,581	$3,175,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	13,980,572	12,409,305
Amortization of deferred gain on sale/leasebacks	(129,545)	(211,795)
Gains on disposals of property and equipment	(1,042,618)	(35,246)
Receipt of advance payments on purchases contracts	835,000	750,000
Recognition of advance payments on purchases contracts	(1,419,415)	(881,458)
Deferred income taxes	(1,110,000)	(400,000)
(Increase) decrease in receivables	(4,048,817)	377,896
Increase in inventory	(531,876)	(2,426,162)
Increase in other assets	(527,812)	(1,234,725)
Decrease in accounts payable and accrued expenses	(1,908,725)	(17,048,507)

Net Cash Provided (Used) by Operating Activities	5,894,345	(5,525,463)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,196,948	42,977
Capital expenditures	(27,307,141)	(19,971,748)

Net Cash Used by Investing Activities	(26,110,193)	(19,928,771)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	9,313,000
Debt issuance costs	(95,589)	(24,937)
Principal payments on long-term debt	(10,469,764)	(12,434,372)
Proceeds from exercise of stock options	860,218	—
Dividends paid	(3,612,942)	(3,571,008)

Net Cash Used by Financing Activities	(13,318,077)	(6,717,317)

Net Decrease in Cash	(33,533,925)	(32,171,551)
Cash at beginning of period	80,865,318	46,900,305

Cash at End of Period	$47,331,393	$14,728,754

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 27, 2003 and December 28, 2002

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 27, 2003, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 27, 2003 and December 28, 2002. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2003 filed by the Company under the Securities Exchange Act of 1934 on December 22, 2003.

The results of operations for the three-month period ended December 27, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month period ended December 28, 2002 have been reclassified for comparative purposes.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to fiscal 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 27, 2003, or in the first quarter of fiscal 2004 there was no stock-based employee compensation expense included in net income for the three months ended December 27, 2003 or December 28, 2002.

Had compensation cost for the Company’s plans been determined based on the fair market value at the grant date for awards granted prior to the adoption of FAS 123, the Company’s earnings and earnings per share, basic and diluted, would have been reduced to the pro forma amounts indicated below. In accordance with FAS 123, the fair value of each option grant was determined using the Black- Scholes option-pricing model.

	Three Months Ended
	December 27, 2003	December 28, 2002
BASIC
Net income	$1,797,581	$3,175,229
Net income, pro forma	$1,752,835	$2,972,957
Basic earnings per common share	$0.08	$0.14
Basic earnings per common share, pro forma	$0.08	$0.13
DILUTED
Diluted earnings	$1,797,581	$3,175,229
Diluted earnings, pro forma	$1,752,835	$2,972,957
Diluted earnings per common share	$0.08	$0.14
Diluted earnings per common share, pro forma	$0.08	$0.13

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $682,611 and $636,603 at December 27, 2003 and September 27, 2003, respectively.

D. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	December 27, 2003	September 27, 2003
Accounts payable-trade	$94,402,051	$84,433,704
Property, payroll, and other taxes payable	9,005,492	13,727,386
Salaries, wages and bonuses payable	10,018,979	12,710,858
Self-insurance reserves	6,011,625	6,465,843
Interest	4,381,778	12,144,729
Other	13,655,438	15,105,197

	$137,475,363	$144,587,717

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $3.9 million and $4.7 million for the three-month periods ended December 27, 2003 and December 28, 2002, respectively.

E. LONG-TERM DEBT

On May 29, 2003, the Company closed an offering of an additional $100.0 million of the existing 8 7/8% Senior Subordinated Notes (the “Notes”) due December 11, 2011, at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity date as the original issuance.

At December 27, 2003, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006, and $15.0 million of the commitment expires in October and November 2004. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 27, 2003.

F. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on October 8, 2003 to stockholders of record on September 30, 2003.

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended
	December 27, 2003	December 28, 2002
BASIC:
Net income	$1,797,581	$3,175,229

Weighted average number of common shares outstanding	23,034,675	22,787,739

Basic earnings per common share	$0.08	$0.14

DILUTED:
Diluted earnings	$1,797,581	$3,175,229

Weighted average number of common shares and common stock equivalent shares outstanding	23,090,800	23,107,505

Diluted earnings per common share	$0.08	$0.14

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenues from unaffiliated customers:
Grocery sales	$509,338	$472,570
Shopping center rentals	3,375	3,833
Fluid dairy	24,996	22,546

Total revenues from unaffiliated customers	$537,709	$498,949

Income from operations:
Grocery sales	$11,827	$12,231
Shopping center rentals	1,514	2,151
Fluid dairy	1,957	2,777

Total income from operations	$15,298	$17,159

	December 27, 2003	September 27, 2003
Assets:
Grocery sales	$911,213	$930,957
Shopping center rentals	111,051	112,264
Fluid dairy	30,047	28,438

Total assets	$1,052,311	$1,071,659

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended December 27, 2003 and December 28, 2002, the fluid dairy segment had $12.0 million and $11.4 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company adopted a new policy for recognizing vendor allowances, including slotting fees. The Company now recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for agreements entered into or modified subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances, including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was deemed probable.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds an interest it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (81), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 27, 2003 the Company operates 27 in-store pharmacies and 18 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146, effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 27, 2003 and December 28, 2002 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 27, 2003 and December 28, 2002 comparable store sales includes 194 and 198 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended
	December 27, 2003	December 28, 2002
Net sales	100.0%	100.0%
Gross profit	24.7%	26.3%
Operating and administrative expenses	22.1%	23.3%
Rental income, net	0.3%	0.4%
Income from operations	2.9%	3.4%
Other income, net	0.2%	0.1%
Interest expense	2.6%	2.5%
Income before income taxes	0.5%	1.0%
Income taxes	0.2%	0.4%
Net income	0.3%	0.6%

Three Months Ended December 27, 2003 Compared to the Three Months Ended December 28, 2002

Net Sales. Net sales increased 7.9% to $534.3 million for the three months ended December 27, 2003 from $495.1 million for the three months ended December 28, 2002. Ingles operated 198 stores at December 27, 2003, compared to 199 stores at December 28, 2002. Retail square footage increased 0.2 million square feet or 2.7% from December 2002 to December 2003. Comparable store sales for the same period grew $29.5 million or 6.3%. Ingles introduced its Ingles Advantage Savings and Rewards Card (“the Card”) the first day of the quarter ended December 27, 2003. The increase in net sales and comparable store sales is primarily attributable to the promotional activity surrounding the Card introduction. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in beef prices during the quarter.

Net sales to outside parties for the Company’s milk processing subsidiary increased $2.5 million or 10.9% in the December 2003 quarter compared to the December 2002 quarter. The sales increase is primarily attributable to an increase in raw milk costs in the December 2003 quarter compared to the December 2002 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products. This was partially offset by the loss of two major food service cream accounts.

The Company expects sales growth to temper somewhat from the initial sales growth achieved with the introduction of the Card; however it does expect moderate sales growth in the remainder of fiscal year 2004 as marketing programs with the Card are successful and new and expanded stores mature.

Gross Profit. Gross profit for the three-month period ended December 27, 2003, increased $1.6 million or 1.2% to $131.9 million, or 24.7% of sales, compared to $130.3 million, or 26.3% of sales, for the three-month period ended December 28, 2002. Gross profit dollars increased due to the increased sales volume; however promotional activity surrounding the introduction of the Card resulted in a decrease in the gross profit percentage.

Gross profit for the Company’s milk processing subsidiary decreased $0.9 million or 18.5% for the December 2003 quarter compared to the December 2002 quarter due primarily to the loss of the two high margin food service cream accounts mentioned above.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.8 million or 2.4% to $118.1 million for the three months ended December 27, 2003, from $115.3 million for the three months ended December 28, 2002. As a percentage of sales, operating and administrative expenses were 22.1% and 23.3% for the three months ended December 27, 2003 and December 28, 2002, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	In millions	As a % of sales
Salaries and wages	$3.6	—
Depreciation and amortization	$1.4	0.1%
Store supplies	$0.7	0.1%
Warehouse expense	$0.6	—
Equipment rent	$(3.0)	(0.6%)
Advertising and promotions	$(1.6)	(0.4%)

Salaries and wages increased in dollars due to labor hours necessary to handle the increased sales volume for the quarter and due to labor incurred with the introduction of the Card. As a percentage of sales, salaries and wages remained constant at 9.2%. The Company estimates that $0.5 million of the $3.6 million increase in salaries and wages is attributable to the retagging of stores and the sign up of customers in connection with the introduction of the Card.

Depreciation and amortization expense increased due both to new stores and stores remodeled and expanded in fiscal 2003 and the first quarter of fiscal 2004, as well as to the purchase of $7.6 million in existing store equipment previously under an operating lease. The increase in depreciation expense for the repurchase of the store equipment was approximately $0.4 million for the December 2003 quarter.

The increase in store supplies expense is primarily attributable to the use of supplies to support the increased sales volume for the quarter and costs incurred with the introduction of the Card. The Company estimates that $0.4 million of supply costs were incurred with the introduction of the Card including the cost of cards, applications, signage and tags.

Warehouse expense increased primarily due to labor costs incurred in supplying the stores with inventory to support the increased sales volume for the quarter.

Equipment rent declined due to the purchase of existing store equipment previously under an operating lease during the December 2003 quarter as mentioned above in the discussion of depreciation and amortization expense.

Advertising and promotion expense decreased due to the revamping of the Company’s advertising program and the elimination of less effective promotions, and due to the renegotiation of agreements with major advertising vendors resulting in the reduction of ongoing charges. Partially offsetting the decrease in advertising and promotion expense was an approximate $0.5 million in expenses incurred in connection with the introduction of the Card. These expenses include data entry of card information; design for advertising and signage and incremental advertising associated with the introduction of the Card.

Rental Income, Net. Rental income, net decreased $0.7 million to $1.5 million for the December 2003 quarter from $2.2 million for the December 2002 quarter. The decrease consists of gross rental income decreases of $0.5 million and operating cost increases of $0.2 million. The sale of a major shopping center in September 2003 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the December 2003 quarter.

Other Income, Net. Other income, net increased $0.8 million to $1.3 million for the three-month period ended December 27, 2003 from $0.5 million for the three-month period ended December 28, 2002. The increase is principally due to the inclusion in the December 2003 quarter of a gain of $1.0 million for the sale of an out parcel adjacent to an existing Ingles shopping center.

Interest Expense. Interest expense increased $1.1 million for the three-month period ended December 27, 2003 to $13.8 million from $12.7 million for the three-month period ended December 28, 2002. In May 2003, the Company issued an additional $100.0 million of its existing 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. Although total debt at December 2003 was $630.5 million compared to $593.5 million at December 2002, net debt (total debt less total cash) increased only $4.4 million due to the higher cash balance at December 2003 from invested proceeds from the Notes.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.3% in the December 2003 quarter compared to 35.5% in the December 2002 three-month period.

Net Income. Net income for the three-month period ended December 27, 2003 was $1.8 million compared to $3.2 million for the three-month period ended December 28, 2002. Net income, as a percentage of sales, was 0.3% for the December 2003 quarter compared to 0.6% for the December 2002 quarter. The decrease in net income is primarily attributable to the after tax effects of the $1.4 million in introductory costs of the Card and the $0.6 million decrease in rental income. Basic and diluted earnings per share were $.08 and $.14 for the December 2003 quarter and the December 2002 quarter, respectively.

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

Capital expenditures totaled $27.3 million for the three-month period ended December 27, 2003, including the completion of major remodel/expansions at two stores and minor remodels at two stores, the purchase of one future store site and the purchase of one retail site leased to another retailer. Also included in the three-month capital expenditure amount is the purchase of $7.6 million of existing store equipment previously under an operating lease. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2004 and in fiscal 2005.

Ingles’ capital expenditure plans for all of fiscal 2004 include investments of approximately $70 million. For the balance of fiscal 2004, the Company plans to open two new stores, one of which will be leased and one owned, complete one major remodel/expansion, add approximately eight new fuel stations on existing store sites and purchase six store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2005 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at December 27, 2003 totaled $8.5 million.

Liquidity

The Company generated net cash from operations of $5.9 million in the December 2003 quarter.

Cash used by investing activities for the December 2003 quarter totaled $26.1 million comprised primarily of $27.3 million of capital expenditures during the period, partially offset by $1.2 million of proceeds from the sale of assets.

Cash used by financing activities during the December 2003 quarter totaled $13.3 million. Principal payments on long-term debt were $10.5 million, dividend payments were $3.6 million and cash received from the exercise of stock options was $0.9 million.

At December 27, 2003, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006 and $15.0 million of the commitment expires in October and November 2004. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 27, 2003.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 27, 2003, the Company had unencumbered real property and equipment with a net book value of approximately $347.7 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 27, 2003.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $33.0 million based on tangible net worth at December 27, 2003. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the December 2003 quarter and during fiscal 2003 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

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

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective for the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this new guidance and these constraints, the Company adopted a new policy for recognizing vendor allowances, including slotting fees. The Company recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for agreements entered into or modified subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances, including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was deemed probable.

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds an interest it acquired before February 1, 2003. The Company has determined that it has not created or modified any relationships or contracts since February 1, 2003 that could result in potential VIEs. The Company is in the process of identifying any relationships that existed prior to February 1, 2003 that could potentially be classified as a VIE. The impact on the Company’s financial statements is not known at this time.

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to fiscal 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 27,2003, or in the first quarter of fiscal 2004, there was no stock-based employee compensation included in net income for the December 2003 or December 2002 quarters.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of its business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3.	QUANTITATIVE AND QUALITATI VE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market interest rates subsequent to September 27, 2003.

Ite m 4.	CONTROLS AND PROCEDURES

As of December 27, 2003, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective as of the end of the period covered by this report at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No change in Ingles’ internal control over financial reporting has occurred during the December 27, 2003 quarter that has materially affected, or is reasonably likely to materially affect, Ingles internal control over financial reporting.

Part II. Other Information.

Ite m 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

2)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on December 8, 2003, furnishing a press release announcing earnings for the fourth quarter and fiscal year ended September 27, 2003.

The Company filed a Form 8-K on November 21, 2003, filing a press release announcing the amendment of its quarterly reports on Form 10-Q for its second and third quarters of fiscal 2003.

SIGN ATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 2, 2004	/s/ Robert P. Ingle

Robert P. Ingle Chairman of the Board and Chief Executive Officer

Date: February 2, 2004	/s/ Brenda S. Tudor

Brenda S. Tudor Vice President-Finance and Chief Financial Officer