Form 10-Q
period 2004-03-27
INGLES MARKETS INC
filed 2004-05-10
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

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

As of April 30, 2004, the Registrant had 11,241,896 shares of Class A Common Stock, $.05 par value per share, outstanding and 12,369,841 shares of Class B Common Stock, $.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	MARCH 27, 2004 (UNAUDITED)	SEPTEMBER 27, 2003 (NOTE)
Current Assets:
Cash	$44,195,311	$80,865,318
Receivables	34,311,265	31,014,026
Inventories	187,717,769	194,834,781
Other	6,952,956	8,351,169

Total Current Assets	273,177,301	315,065,294
Property and Equipment – Net	754,706,199	740,834,467
Other Assets	14,319,313	15,759,680

Total Assets	$1,042,202,813	$1,071,659,441

NOTE: The condensed consolidated balance sheet at September 27, 2003 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (CONCLUDED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 27, 2004 (UNAUDITED)	SEPTEMBER 27, 2003 (NOTE)
Current Liabilities:
Short-term loans and current portion of long-term debt	$31,190,903	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	126,884,982	144,587,717

Total Current Liabilities	158,075,885	182,619,842
Deferred Income Taxes	42,554,578	40,614,578
Long-Term Debt	588,858,006	602,932,198
Other Long-Term Liabilities	1,891,947	1,929,709

Total Liabilities	791,380,416	828,096,327

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 11,204,274 shares issued and outstanding March 27, 2004; 10,635,419 shares issued and outstanding September 27, 2003	560,213	531,770
Class B, $.05 par value; 100,000,000 shares authorized; 12,369,841 shares issued and outstanding March 27, 2004; 12,391,216 shares issued and outstanding September 27, 2003	618,492	619,561
Paid-in capital in excess of par value	107,935,237	102,465,443
Retained earnings	141,708,455	139,946,340

Total Stockholders’ Equity	250,822,397	243,563,114

Total Liabilities and Stockholders’ Equity	$1,042,202,813	$1,071,659,441

NOTE: The condensed consolidated balance sheet at September 27, 2003 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 27, 2004	MARCH 29, 2003
Net sales	$521,059,146	$489,382,957
Cost of goods sold	383,566,145	361,807,562

Gross profit	137,493,001	127,575,395
Operating and administrative expenses	118,426,841	115,823,020
Rental income, net	1,769,876	2,349,080

Income from operations	20,836,036	14,101,455
Other income, net	4,183,422	1,317,766
Interest expense	13,712,365	12,511,137

Income before income taxes	11,307,093	2,908,084

Income taxes:
Current	866,000	3,150,000
Deferred	3,230,000	(2,062,000)

	4,096,000	1,088,000

Net income	$7,211,093	$1,820,084

Per share amounts:
Basic earnings per common share	$0.31	$0.08

Diluted earnings per common share	$0.31	$0.08

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	March 27, 2004	March 29, 2003
Net sales	$1,055,393,583	$984,499,148
Cost of goods sold	785,990,714	726,578,668

Gross profit	269,402,869	257,920,480
Operating and administrative expenses	236,552,694	231,159,848
Rental income, net	3,283,591	4,500,261

Income from operations	36,133,766	31,260,893
Other income, net	5,520,866	1,815,685
Interest expense	27,569,958	25,243,265

Income before income taxes	14,084,674	7,833,313

Income taxes:
Current	2,956,000	5,300,000
Deferred	2,120,000	(2,462,000)

	5,076,000	2,838,000

Net income	$9,008,674	$4,995,313

Per share amounts
Basic earnings per common share	$0.39	$0.22

Diluted earnings per common share	$0.39	$0.22

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 27, 2004 AND MARCH 29, 2003

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	4,995,313	4,995,313
Cash dividends	—	—	—	—	—	(7,142,482)	(7,142,482)
Exercise of stock options	55,675	2,784	—	—	549,965	—	552,749
Common stock conversions	205,966	10,298	(205,966)	(10,298)	—	—	—

Balance, March 29, 2003	10,451,448	$522,572	12,391,966	$619,599	$100,698,822	$135,123,435	$236,964,428

Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Net income	—	—	—	—	—	9,008,674	9,008,674
Cash dividends	—	—	—	—	—	(7,246,559)	(7,246,559)
Exercise of stock options	547,480	27,374	—	—	5,469,794	—	5,497,168
Common stock conversions	21,375	1,069	(21,375)	(1,069)	—	—	—

Balance, March 27, 2004	11,204,274	$560,213	12,369,841	$618,492	$107,935,237	$141,708,455	$250,822,397

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 27, 2004	MARCH 29, 2003
Cash Flows from Operating Activities:
Net income	$9,008,674	$4,995,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,159,771	25,114,325
Amortization of deferred gain on sale/leasebacks	(223,135)	(423,591)
Gains on disposals of property and equipment	(5,046,329)	(1,137,596)
Receipt of advance payments from vendors	1,438,000	750,000
Recognition of advance payments from vendors	(2,733,852)	(1,739,669)
Increase (decrease) in deferred income taxes	2,120,000	(2,462,000)
(Increase) decrease in receivables	(923,715)	3,240,595
Decrease (increase) in inventory	7,117,012	(1,838,394)
Increase in other assets	(275,931)	(1,762,955)
Decrease in accounts payable and accrued expenses	(12,493,306)	(10,718,740)

Net Cash Provided by Operating Activities	26,147,189	14,017,288

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	9,406,209	1,585,991
Capital expenditures	(49,456,315)	(36,977,049)

Net Cash Used by Investing Activities	(40,050,106)	(35,391,058)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	20,565,000
Debt issuance costs	(102,285)	(24,937)
Principal payments on long-term debt	(20,915,414)	(24,393,534)
Proceeds from exercise of stock options	5,497,168	552,749
Dividends paid	(7,246,559)	(7,142,482)

Net Cash Used by Financing Activities	(22,767,090)	(10,443,204)

Net Decrease in Cash	(36,670,007)	(31,816,974)
Cash at beginning of period	80,865,318	46,900,305

Cash at End of Period	$44,195,311	$15,083,331

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 27, 2004 and March 29, 2003

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 27, 2004, and the results of operations, changes in stockholders’ equity and cash flows for the three-month and six-month periods ended March 27, 2004 and March 29, 2003. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2003 filed by the Company under the Securities Exchange Act of 1934 on December 22, 2003.

The results of operations for the three-month and six-month periods ended March 27, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and six-month periods ended March 29, 2003 have been reclassified for comparative purposes.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to fiscal 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 27, 2003, or in the first two quarters of fiscal 2004, there was no stock-based employee compensation expense included in net income for the three-month and six-month periods ended March 27, 2004 or March 29, 2003.

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

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
BASIC
Net income	$7,211,093	$1,820,084	$9,008,674	$4,995,313
Net income, pro forma	$7,174,376	$1,654,104	$8,927,211	$4,627,061
Basic earnings per common share	$0.31	$0.08	$0.39	$0.22
Basic earnings per common share, pro forma	$0.31	$0.07	$0.38	$0.20
DILUTED
Diluted earnings	$7,211,093	$1,820,084	$9,008,674	$4,995,313
Diluted earnings, pro forma	$7,174,376	$1,654,104	$8,927,211	$4,627,061
Diluted earnings per common share	$0.31	$0.08	$0.39	$0.22
Diluted earnings per common share, pro forma	$0.31	$0.07	$0.38	$0.20

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $727,615 and $636,603 at March 27, 2004 and September 27, 2003, respectively.

D. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	March 27, 2004	September 27, 2003
Accounts payable-trade	$75,613,054	$84,433,704
Property, payroll, and other taxes payable	8,208,554	13,727,386
Salaries, wages and bonuses payable	11,272,334	12,710,858
Self-insurance reserves	6,502,182	6,465,843
Interest	12,162,244	12,144,729
Other	13,126,614	15,105,197

	$126,884,982	$144,587,717

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.4 million and $5.0 million for the three-month periods ended March 27, 2004 and March 29, 2003, respectively. For the six-month periods ended March 27, 2004 and March 29, 2003, employee insurance expense, net of employee contributions, totaled $9.3 million and $9.7 million, respectively.

E. LONG-TERM DEBT

On May 29, 2003, the Company closed an offering of an additional $100.0 million of the existing 8 7/8% Senior Subordinated Notes (the “Notes”) due December 11, 2011, at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity date as the original issuance.

At March 27, 2004, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006, and $15.0 million of the commitment expires in October and November 2004. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 27, 2004.

F. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on January 14, 2004 and October 8, 2003 to stockholders of record on January 5, 2004 and September 30, 2003, respectively.

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
BASIC:
Net income	$7,211,093	$1,820,084	$9,008,674	$4,995,313

Weighted average number of common shares outstanding	23,343,818	22,827,745	23,188,358	22,835,580

Basic earnings per common share	$0.31	$.08	$0.39	$.22

DILUTED:
Net income	$7,211,093	$1,820,084	$9,008,674	$4,995,313

Weighted average number of common shares and common stock equivalent shares outstanding	23,430,088	23,034,349	23,244,866	23,095,578

Diluted earnings per common share item	$0.31	$.08	$0.39	$.22

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenues from unaffiliated customers:
Grocery sales	$496,142	$466,057	$1,005,480	$938,627
Shopping center rentals	3,549	4,076	6,924	7,909
Fluid dairy	24,918	23,326	49,914	45,872

Total revenues from unaffiliated customers	$524,609	$493,459	$1,062,318	$992,408

Income from operations:
Grocery sales	$16,610	$9,046	$28,437	$21,278
Shopping center rentals	1,770	2,349	3,284	4,500
Fluid dairy	2,456	2,706	4,413	5,483

Total income from operations	$20,836	$14,101	$36,134	$31,261

	March 27, 2004	September 27, 2003
Assets:
Grocery sales	$897,126	$930,957
Shopping center rentals	114,923	112,264
Fluid dairy	30,154	28,438

Total assets	$1,042,203	$1,071,659

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended March 27, 2004 and March 29, 2003, respectively, the fluid dairy segment had $11.5 and $11.3 million in sales to the grocery sales segment. The fluid dairy segment had $23.5 and $22.7 million in sales to the grocery sales segment in the six-month periods ended March 27, 2004 and March 29, 2003, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 is effective immediately for VIEs created or acquired after January 31, 2003. It applies in the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds an interest it acquired before February 1, 2003. The Company has determined that it does not have any relationships or contracts that constitute VIEs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (80), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 27, 2004, the Company operates 29 in-store pharmacies and 18 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 27, 2004 and March 29, 2003. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and six-month periods ended March 27, 2004 and March 29, 2003, comparable store sales include 193 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.4%	26.1%	25.5%	26.2%
Operating and administrative expenses	22.7%	23.7%	22.4%	23.5%
Rental income, net	0.3%	0.5%	0.3%	0.5%
Income from operations	4.0%	2.9%	3.4%	3.2%
Other income, net	0.8%	0.3%	0.5%	0.2%
Interest expense	2.6%	2.6%	2.6%	2.6%
Income before income taxes	2.2%	0.6%	1.3%	0.8%
Income taxes	0.8%	0.2%	0.5%	0.3%
Net income	1.4%	0.4%	0.8%	0.5%

Three Months Ended March 27, 2004 Compared to the Three Months Ended March 29, 2003

Net Sales. Net sales increased 6.5% to $521.1 million for the three months ended March 27, 2004 from $489.4 million for the three months ended March 29, 2003. Ingles operated 197 stores at March 27, 2004, compared to 200 stores at March 29, 2003. Retail square footage increased 0.1 million square feet or 0.9% from March 2003 to March 2004. Comparable store sales for the same period grew $25.7 million or 5.6%. Ingles introduced its Ingles Advantage Savings and Rewards Card (“the Card”) the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in beef prices during the quarter and the trend toward low carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.6 million or 6.8% in the March 2004 quarter compared to the March 2003 quarter. The sales increase is primarily attributable to an increase in raw milk costs in the March 2004 quarter compared to the March 2003 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products.

The Company expects moderate sales growth in the remainder of fiscal year 2004 as it experiences results from marketing programs with the Card and new and expanded stores mature.

Gross Profit. Gross profit for the three-month period ended March 27, 2004, increased $9.9 million or 7.8% to $137.5 million, or 26.4% of sales, compared to $127.6 million, or 26.1% of sales, for the three-month period ended March 29, 2003. Until January 1, 2003, the Company recognized certain vendor allowances, principally slotting fees, as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. Under EITF 02-16, the Company changed its policy to include these allowances as a reduction in inventory value. Adoption of this policy in the March 2003 quarter resulted in a one time non-cash charge to cost of goods sold of $2.6 million, or 2.2% of the 7.8% increase in gross profit. The remaining 5.6% increase was due to the higher sales volume, partially offset by a 21 basis point decline in gross profit as a percentage of sales due to increased promotional activity.

Gross profit for the Company’s milk processing subsidiary remained virtually unchanged for the March 2004 quarter compared to the March 2003 quarter. Although sales increased, gross profit as a percentage of sales declined as the raw milk cost was passed on to customers on a dollar basis.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.6 million or 2.3% to $118.4 million for the three months ended March 27, 2004, from $115.8 million for the three months ended March 29, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.7% for the three months ended March 27, 2004 compared to 23.7% for the three months ended March 29, 2003, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	In millions	As a % of sales
Salaries and wages	$3.0	—
Equipment rent	$(3.2)	(0.7)%
Depreciation and amortization	$1.4	0.1%
Advertising and promotion	$(1.4)	(0.3)%
Taxes and licenses	$0.7	0.1%
Insurance	$0.7	0.1%
Store supplies	$0.6	0.1%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but remained constant at 9.3% of sales for both the March 2004 and 2003 quarters.

Equipment rent declined due to the purchase at the beginning of fiscal 2004 of $7.6 million in existing store equipment that was previously under an operating lease.

Depreciation and amortization expense increased due both to new stores and stores remodeled and expanded in fiscal 2003 and the first half of fiscal 2004, as well as to the purchase of the store equipment previously under an operating lease mentioned above. The increase in depreciation expense for the repurchase of the store equipment was approximately $0.4 million for the March 2004 quarter.

Advertising and promotion expense decreased due to the revamping of the Company’s advertising program including the elimination of less effective promotions and the renegotiation of agreements with major advertising vendors resulting in the reduction of ongoing charges.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Insurance expense increased primarily due to higher premiums for liability coverages.

The increase in store supplies expense is primarily attributable to the use of supplies to support the higher sales volume. In addition there were increased supply expenses for the Card program including the cost of cards, applications, signage and tags.

Rental Income, Net. Rental income, net decreased $0.6 million to $1.8 million for the March 2004 quarter from $2.4 million for the March 2003 quarter. The decrease consists of gross rental income decreases of $0.5 million and operating cost increases of $0.1 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company at the beginning of fiscal 2004.

Other Income, Net. Other income, net increased $2.9 million to $4.2 million for the three-month period ended March 27, 2004 from $1.3 million for the three-month period ended March 29, 2003. During the March 2004 quarter, the Company sold a shopping center in which it no longer operated a store for a gain of $3.9 million. In the March 2003 quarter, the Company also sold a shopping center in which it no longer operated a store for a gain of $1.1 million.

Interest Expense. Interest expense increased $1.2 million for the three-month period ended March 27, 2004 to $13.7 million from $12.5 million for the three-month period ended March 29, 2003. In May 2003, the Company issued an additional $100.0 million of its existing 8 7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. Although total debt at March 2004 was $620.0 million compared to $592.8 million at March 2003, net debt (total debt less total cash) decreased $1.9 million due to the higher cash balance at March 2004 from invested proceeds from the Notes.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% in the March 2004 quarter compared to 37.4% in the March 2003 quarter.

Net Income. Net income increased $5.4 million or 296.3% for the three-month period ended March 27, 2004 to $7.2 million compared to $1.8 million for the three-month period ended March 29, 2003. Net income, as a percentage of sales, was 1.4% for the March 2004 quarter and 0.4% for the March 2003 quarter. Basic and diluted earnings per share were $.31 and $.08 for the March 2004 and March 2003 quarters, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $.07 per diluted share, in the March 2003 quarter.

Six Months Ended March 27, 2004 Compared to the Six Months Ended March 29, 2003

Net Sales. Net sales for the six months ended March 27, 2004 increased 7.2% to $1.06 billion, compared to $984.5 million for the six months ended March 29, 2003. Comparable store sales increased $55.2 million or 6.0% for the same period. As mentioned in the three-month discussion, the increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in beef prices during the six-month period and the trend towards lower carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased $4.0 million or 8.8% in the March 2004 six-month period compared to the March 2003 six-month period due to the increased raw milk costs mentioned above in the three-month discussion, partially offset by the loss of two high margin food service cream accounts.

The Company expects moderate sales growth in the remainder of fiscal year 2004 as it experiences results from marketing programs with the Card and new and expanded stores mature.

Gross Profit. Gross profit for the six months ended March 27, 2004 increased 4.5% to $269.4 million compared to $257.9 million, for the six months ended March 29, 2003. As a percent of sales, gross profit decreased to 25.5% for the six months ended March 27, 2004 from 26.2% for the six months ended March 29, 2003.

The one time charge from adoption of EITF 02-16 resulted in a non-cash charge to cost of goods sold of $2.6 million, or 1.1% of the 4.5% increase in gross profit, during the six-month period ended March 29, 2003. The remaining 3.4% increase was due to the higher sales volume, partially offset by a 93 basis point decline in gross profit as a percentage of sales due to increased promotional activity.

Gross profit for the Company’s milk processing subsidiary decreased $1.0 million or 9.8% for the March 2004 six-month period compared to the March 2003 six-month period due primarily to the loss of two high margin food service cream accounts.

Operating and Administrative Expenses. Operating and administrative expenses increased $5.4 million or 2.3% to $236.6 million for the six months ended March 27, 2004, from $231.2 million for the six months ended March 29, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.4% for the March 2004 six-month period from 23.5% for the same period last year. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	In millions	As a % of sales
Salaries and wages	$6.6	—
Equipment rent	$(6.3)	(0.7)%
Depreciation and amortization	$2.8	0.1%
Advertising and promotion	$(3.0)	(0.4)%
Taxes and licenses	$1.1	—
Warehouse expense	$0.9	—
Store supplies	$1.3	0.1%
Utilities	$0.6	0.1%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but remained constant at 9.3% of sales for both the March 2004 and 2003 six-month periods.

Equipment rent declined due to the purchase at the beginning of fiscal 2004 of $7.6 million in existing store equipment that was previously under an operating lease.

Depreciation and amortization expense increased due both to new stores and stores remodeled and expanded in fiscal 2003 and the first half of fiscal 2004, as well as to the purchase of the store equipment previously under an operating lease mentioned above. The increase in depreciation expense for the repurchase of the store equipment was approximately $0.8 million for the March 2004 six-month period.

Advertising and promotion expense decreased due to the revamping of the Company’s advertising program including the elimination of less effective promotions and the renegotiation of agreements with major advertising vendors resulting in the reduction of ongoing charges.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Warehouse expense increased due to both higher labor costs, particularly in the first quarter of fiscal 2004 and increased fuel costs.

The increase in store supplies expense is primarily attributable to the use of supplies to support the higher sales volume. In addition there were increased supply costs for the Card program including the cost of cards, applications, signage and tags. The Company estimates that $0.4 million of the supply costs were incurred with the introduction of the Card.

Utility expense increased 3.6% due primarily to higher utility rates.

Rental Income, Net. Rental income, net decreased $1.2 million to $3.3 million in the March 2004 six-month period from $4.5 million in the March 2003 comparable period. Gross rental income decreased $1.0 million, while shopping center expenses (primarily depreciation) increased $0.2 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004.

Other Income, Net. Other income, net increased $3.7 million for the March 2004 six-month period over the comparable period in fiscal 2003. During the March 2004 six-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $3.9 million and an out-parcel adjacent to an existing shopping center for a gain of $1.0 million. In the March 2003 six-month period, the Company also sold a shopping center in which it no longer operated a store for a gain of $1.1 million.

Interest Expense. Interest expense increased $2.3 million to $27.5 million for the six months ended March 27, 2004 from $25.2 million for the six months ended March 29, 2003, due primarily to the issuance of the Notes in May 2003 mentioned in the three-month discussion.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased slightly to 36.0% in the March 2004 six-month period compared to 36.2% in the March 2003 six-month period.

Net Income. Net income increased $4.0 million or 80.3% for the March 2004 six-month period to $9.0 million, or 0.9% of sales, compared to $5.0 million, or 0.5% of sales, for the March 2003 six-month period. Basic and diluted earnings per common share were $0.39 and $0.22 for the March 2004 and March 2003 six-month period, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $.07 per diluted share, in the March 2003 six-month period.

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

Capital expenditures totaled $49.5 million for the six-month period ended March 27, 2004 including the completion of major remodel/expansions at two stores, minor remodels at two stores and the opening of one fuel station. Capital expenditures also included the purchase of four store sites, two shopping centers in which Ingles is a tenant and one free standing retail store leased to another retailer. Also included in the six-month capital expenditure amount is the purchase of $7.6 million of existing store equipment previously under an operating lease. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2004 and in fiscal 2005. Capital expenditures were more heavily weighted in the first six months of the year as the Company had 180 days from the sale of the shopping center in September 2003 to reinvest the proceeds in a like kind exchange in order to defer the tax impact of the sale.

Ingles’ capital expenditure plans for all of fiscal 2004 include investments of approximately $70 million. For the balance of fiscal 2004, the Company plans to open one new store and one replacement store, complete one major remodel/expansion, add approximately six new fuel stations on existing store sites and purchase two store sites for future expansion. Expenditure plans will also include investments in stores expected to open in fiscal 2005 as well as technology improvements, upgrading and replacing existing store equipment, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $60 to $70 million going forward in order to maintain a modern store base. The number of projects pursued during each fiscal year could decline to some degree as the Company increases the average size of stores built. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at March 27, 2004 totaled $8.0 million.

Liquidity

The Company generated net cash from operations of $26.1 million in the March 2004 six-month period.

Cash used by investing activities for the March 2004 six-month period totaled $40.1 million comprised primarily of $49.5 million of capital expenditures during the period, partially offset by $9.4 million of proceeds from the sale of assets.

Cash used by financing activities during the March 2004 six-month period totaled $22.8 million including principal payments on long-term debt of $20.9 million and dividend payments of $7.2 million offset in part by cash received from the exercise of stock options of $5.5 million.

At March 27, 2004, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006 and $15.0 million of the commitment expires in October and November 2004. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 27, 2004.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 27, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $354.6 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $41.5 million based on tangible net worth at March 27, 2004. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the March 2004 quarter and six-month period was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note I to the Unaudited Financial Statements.

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

Item 4. CONTROLS AND PROCEDURES

As of March 27, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective as of the end of the period covered by this report at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No change in Ingles’ internal control over financial reporting has occurred during the March 27, 2004 quarter that has materially affected, or is reasonably likely to materially affect, Ingles internal control over financial reporting.

Part II. Other Information.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 17, 2004. Two matters were submitted to a vote of the stockholders at this meeting, (1) the election of nine directors to serve until the 2005 Annual Meeting of Stockholders and (2) the proposal to adopt the Qualified Transferee Amendment to the Articles of Incorporation of Ingles Markets, Incorporated. The voting results are as follows:

(1)	The first matter submitted to a vote was the election of nine directors for the ensuing year.

Charles L. Gaither, Jr., John O. Pollard, and J. Alton Wingate were elected by the holders of Class A Common Stock by the following votes: (a) Mr. Gaither: 8,597,934 votes for, 1,337,752 votes withheld, 0 abstentions and 0 broker non-votes; (b) Mr. Pollard: 8,610,083 votes for, 1,325,603 withheld, 0 abstentions and 0 broker non-votes; (c) Mr. Wingate: 8,615,105 votes for, 1,320,581 votes withheld, 0 abstentions and 0 broker non-votes. Robert P. Ingle, Robert P. Ingle, II, James W. Lanning, Charles E. Russell, Laura Ingle Sharp and Brenda S. Tudor were each elected by the holders of Class B Common Stock by the following vote: 12,281,487 votes for, 1,200 votes withheld, 0 abstentions and 0 broker non-votes.

(2)	The second matter submitted to a vote was the proposal to adopt the Qualified Transference Amendment to the Articles of Incorporation of Ingles Markets, Incorporated. The holders of Class A Common Stock and Class B Common Stock voting together, with the holders of Class B Common Stock being entitled to ten votes per share, approved the matter by votes of 127,417,606 for, 1,621,550 against, 58,122 abstentions and 3,665,778 broker non-votes. The holders of Class B Common Stock, voting as a separate class, approved the matter by votes of 12,281,487 for and 1,250 abstentions.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on January 26, 2004, furnishing a press release announcing earnings for the first quarter of fiscal 2004.

The Company filed a Form 8-K on January 28, 2004, furnishing additional financial information for the first quarter of fiscal 2004. This additional information was disclosed during an earnings call.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 10, 2004	/s/ Robert P. Ingle
Robert P. Ingle
Chairman of the Board and Chief Executive Officer

Date: May 10, 2004	/s/ Brenda S. Tudor
Brenda S. Tudor
Vice President-Finance and Chief Financial Officer