Form 10-Q
period 2004-06-26
INGLES MARKETS INC
filed 2004-08-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

As of July 27, 2004, the Registrant had 11,604,095 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,369,166 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 26, 2004 (UNAUDITED)	SEPTEMBER 27, 2003 (NOTE)
ASSETS

Current Assets:
Cash	$51,440,581	$80,865,318
Receivables	33,848,621	31,014,026
Inventories	192,543,551	194,834,781
Other	6,668,426	8,351,169

Total Current Assets	284,501,179	315,065,294
Property and Equipment – Net	752,675,525	740,834,467
Other Assets	14,239,825	15,759,680

Total Assets	$1,051,416,529	$1,071,659,441

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans and current portion of long-term debt	$28,557,374	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	140,802,150	144,587,717

Total Current Liabilities	169,359,524	182,619,842
Deferred Income Taxes	39,204,578	40,614,578
Long-Term Debt	582,187,075	602,932,198
Other Long-Term Liabilities	1,257,344	1,929,709

Total Liabilities	792,008,521	828,096,327

Stockholders’ Equity
Preferred stock, $.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $.05 par value; 150,000,000 shares authorized; 11,602,818 shares issued and outstanding June 26, 2004; 10,635,419 shares issued and outstanding September 27, 2003	580,140	531,770
Class B, $.05 par value; 100,000,000 shares authorized; 12,369,391 shares issued and outstanding June 26, 2004; 12,391,216 shares issued and outstanding September 27, 2003	618,470	619,561
Paid-in capital in excess of par value	112,001,668	102,465,443
Retained earnings	146,207,730	139,946,340

Total Stockholders’ Equity	259,408,008	243,563,114

Total Liabilities and Stockholders’ Equity	$1,051,416,529	$1,071,659,441

NOTE: The condensed consolidated balance sheet at September 27, 2003 has been derived from the audited financial statements at that date.

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 26, 2004	JUNE 28, 2003
Net sales	$537,908,444	$503,630,936
Cost of goods sold	396,987,337	372,227,283

Gross profit	140,921,107	131,403,653
Operating and administrative expenses	117,705,575	116,553,085
Rental income, net	2,204,604	2,029,832

Income from operations	25,420,136	16,880,400
Other income, net	1,004,266	1,528,007
Interest expense	13,037,225	12,838,129

Income before income taxes	13,387,177	5,570,278

Income taxes:
Current	8,604,000	1,500,000
Deferred	(3,420,000)	500,000

	5,184,000	2,000,000

Net income	$8,203,177	$3,570,278

Per share amounts:
Basic earnings per common share	$0.35	$0.16

Diluted earnings per common share	$0.35	$0.16

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 26, 2004	JUNE 28, 2003
Net sales	$1,593,302,027	$1,488,130,084
Cost of goods sold	1,182,978,051	1,098,805,951

Gross profit	410,323,976	389,324,133
Operating and administrative expenses	354,258,269	347,712,933
Rental income, net	5,488,195	6,530,093

Income from operations	61,553,902	48,141,293
Other income, net	6,525,132	3,343,692
Interest expense	40,607,183	38,081,394

Income before income taxes	27,471,851	13,403,591

Income taxes:
Current	11,560,000	6,800,000
Deferred	(1,300,000)	(1,962,000)

	10,260,000	4,838,000

Net income	$17,211,851	$8,565,591

Per share amounts
Basic earnings per common share	$0.74	$0.37

Diluted earnings per common share	$0.74	$0.37

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT

Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Net income	—	—	—	—	—	8,565,591	8,565,591
Cash dividends	—	—	—	—	—	(10,726,938)	(10,726,938)
Exercise of stock options	104,225	5,211	—	—	1,015,679	—	1,020,890
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, June 28, 2003	10,500,748	$525,037	12,391,216	$619,561	$101,164,536	$135,109,257	$237,418,391

Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Net income	—	—	—	—	—	17,211,851	17,211,851
Cash dividends	—	—	—	—	—	(10,950,461)	(10,950,461)
Exercise of stock options	945,574	47,279	—	—	9,536,225	—	9,583,504
Common stock conversions	21,825	1,091	(21,825)	(1,091)	—	—	—

Balance, June 26, 2004	11,602,818	$580,140	12,369,391	$618,470	$112,001,668	$146,207,730	$259,408,008

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 26, 2004	JUNE 28, 2003
Cash Flows from Operating Activities:
Net income	$17,211,851	$8,565,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,441,000	38,183,369
Amortization of deferred gain on sale/leasebacks	(298,249)	(761,026)
Gains on disposals of property and equipment	(5,479,896)	(2,181,958)
Receipt of advance payments from vendors	1,938,000	530,546
Recognition of advance payments from vendors	(3,902,151)	(2,562,439)
Deferred income taxes	(1,300,000)	(1,962,000)
Changes in operating assets and liabilities:
Receivables	(461,071)	3,525,297
Inventory	2,291,230	(7,074,502)
Other assets	(28,282)	(1,796,335)
Accounts payable and accrued expenses	482,490	(5,451,671)

Net Cash Provided by Operating Activities	52,894,922	29,014,872

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	10,369,802	3,433,386
Capital expenditures	(60,848,645)	(58,119,635)

Net Cash Used by Investing Activities	(50,478,843)	(54,686,249)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	120,000,000
Debt issuance costs	(253,985)	(1,058,125)
Principal payments on long-term debt	(30,219,874)	(59,094,395)
Proceeds from exercise of stock options	9,583,504	1,020,890
Dividends paid	(10,950,461)	(10,726,938)

Net Cash (Used) Provided by Financing Activities	(31,840,816)	50,141,432

Net (Decrease) Increase in Cash	(29,424,737)	24,470,055
Cash at beginning of period	80,865,318	46,900,305

Cash at End of Period	$51,440,581	$71,370,360

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 26, 2004 and June 28, 2003

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 26, 2004, and the results of operations, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended June 26, 2004 and June 28, 2003. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2003 filed by the Company under the Securities Exchange Act of 1934 on December 22, 2003.

The results of operations for the three-month and nine-month periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 28, 2003 have been reclassified for comparative purposes.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to fiscal 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 27, 2003, or in the first three quarters of fiscal 2004, there was no stock-based employee compensation expense included in net income for the three-month and nine-month periods ended June 26, 2004 or June 28, 2003.

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

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003

BASIC
Net income	$8,203,177	$3,570,278	$17,211,851	$8,565,591
Net income, pro forma	$8,170,647	$3,433,074	$17,097,858	$8,060,135
Basic earnings per common share	$0.35	$0.16	$0.74	$0.37
Basic earnings per common share, pro forma	$0.34	$0.15	$0.73	$0.35
DILUTED
Diluted earnings	$8,203,177	$3,570,278	$17,211,851	$8,565,591
Diluted earnings, pro forma	$8,170,647	$3,433,074	$17,097,858	$8,060,135
Diluted earnings per common share	$0.35	$0.16	$0.74	$0.37
Diluted earnings per common share, pro forma	$0.34	$0.15	$0.73	$0.35

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $772,845 and $636,603 at June 26, 2004 and September 27, 2003, respectively.

D. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 26, 2004	SEPTEMBER 27, 2003
Accounts payable-trade	$85,666,492	$84,433,704
Property, payroll, and other taxes payable	11,473,042	13,727,386
Salaries, wages and bonuses payable	13,019,077	12,710,858
Self-insurance reserves	7,590,821	6,465,843
Interest	3,842,135	12,144,729
Income taxes	6,360,125	—
Other	12,850,458	15,105,197

	$140,802,150	$144,587,717

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.4 million and $3.8 million for the three-month periods ended June 26, 2004 and June 28, 2003, respectively. For the nine-month periods ended June 26, 2004 and June 28, 2003, employee insurance expense, net of employee contributions, totaled $14.7 million and $13.5 million, respectively.

E. LONG-TERM DEBT

On May 29, 2003, the Company sold an additional $100.0 million of the existing 8 7/8% Senior Subordinated Notes (the “Notes”) due December 11, 2011, at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity date as the original issuance.

At June 26, 2004, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006, $10.0 million of the commitment expires in October 2004 and $5.0 million of the commitment expires in November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 26, 2004.

F. DIVIDENDS

The Company paid cash dividends of $.165 for each share of Class A Common Stock and $.15 for each share of Class B Common Stock on April 7, 2004, January 14, 2004 and October 8, 2003 to stockholders of record on March 29, 2004, January 5, 2004 and September 30, 2003, respectively.

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003

BASIC:
Net income	$8,203,177	$3,570,278	$17,211,851	$8,565,591

Weighted average number of common shares outstanding	23,765,075	22,846,412	23,382,163	22,852,999

Basic earnings per common share	$0.35	$0.16	$0.74	$0.37

DILUTED:
Net income	$8,203,177	$3,570,278	$17,211,851	$8,565,591

Weighted average number of common shares and common stock equivalent shares outstanding	23,819,468	22,893,771	23,419,626	23,024,166

Diluted earnings per common share item	$0.35	$0.16	$0.74	$0.37

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003

Revenues from unaffiliated customers:
Grocery sales	$509,159	$479,871	$1,514,639	$1,418,498
Shopping center rentals	3,822	3,679	10,746	11,588
Fluid dairy	28,749	23,760	78,663	69,632

Total revenues from unaffiliated customers	$541,730	$507,310	$1,604,048	$1,499,718

Income from operations:
Grocery sales	$20,832	$12,326	$49,269	$33,603
Shopping center rentals	2,204	2,030	5,488	6,530
Fluid dairy	2,384	2,524	6,797	8,008

Total income from operations	$25,420	$16,880	$61,554	$48,141

	JUNE 26, 2004	SEPTEMBER 27, 2003
Assets:
Grocery sales	$903,459	$931,141
Shopping center rentals	117,694	112,264
Fluid dairy	32,296	30,177
Elimination of intercompany receivable	(2,032)	(1,923)

Total assets	$1,051,417	$1,071,659

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended June 26, 2004 and June 28, 2003, respectively, the fluid dairy segment had $12.1 million and $10.5 million in sales to the grocery sales segment. The fluid dairy segment had $35.6 million and $33.2 million in sales to the grocery sales segment in the nine-month periods ended June 26, 2004 and June 28, 2003, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

In December 2003, the FASB released Interpretation No. 46-R, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. It applies in the first fiscal year or interim period ending after March 15, 2004, to all VIEs in which an enterprise holds an interest. The Company has determined that it does not have any relationships or contracts that constitute VIEs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (79), North Carolina (60), South Carolina (34), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 26, 2004, the Company operates 35 in-store pharmacies and 19 fuel centers.

Ingles also operates two other lines of business, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 31% of its products to the retail grocery segment and approximately 69% of its products to third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company’s operations, providing both operational and economic benefit.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 26, 2004 and June 28, 2003. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 26, 2004 and June 28, 2003, comparable store sales include 191 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003

Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.2%	26.1%	25.8%	26.2%
Operating and administrative expenses	21.9%	23.1%	22.2%	23.4%
Rental income, net	0.4%	0.4%	0.3%	0.4%
Income from operations	4.7%	3.4%	3.9%	3.2%
Other income, net	0.2%	0.3%	0.4%	0.2%
Interest expense	2.4%	2.6%	2.6%	2.5%
Income before income taxes	2.5%	1.1%	1.7%	0.9%
Income taxes	1.0%	0.4%	0.6%	0.3%
Net income	1.5%	0.7%	1.1%	0.6%

Three Months Ended June 26, 2004 Compared to the Three Months Ended June 28, 2003

Results for the third quarter of fiscal 2004 were strong due primarily to continued growth in both net sales and comparable store sales and a reduction in operating and administrative expenses, as a percentage of sales. Programs designed to build customer loyalty and improve the overall shopping experience of Ingles’ customers continued to result in earnings growth.

Net Sales. Net sales increased $34.3 million or 6.8% to $537.9 million for the three months ended June 26, 2004 from $503.6 million for the three months ended June 28, 2003. Comparable store sales for the same period grew $29.9 million or 6.5%. Ingles operated 196 stores at June 26, 2004, compared to 199 stores at June 28, 2003. Retail square footage was virtually unchanged at June 26, 2004 compared to June 28, 2003 as square footage for new and expanded stores approximated the square footage of stores closed.

Ingles introduced its Ingles Advantage Savings and Rewards Card (“the Card”) the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in meat prices during the quarter and the trend toward low carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased $5.0 million or 21.0% in the June 2004 quarter compared to the June 2003 quarter. The sales increase is primarily attributable to an increase in raw milk costs in the June 2004 quarter compared to the June 2003 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products.

The Company expects moderate sales growth in the remainder of fiscal year 2004 as it experiences results from marketing programs with the Card and new and expanded stores mature.

Gross Profit. Gross profit for the three-month period ended June 26, 2004, increased $9.5 million or 7.2% to $140.9 million, or 26.2% of sales, compared to $131.4 million, or 26.1% of sales, for the three-month period ended June 28, 2003. The increase in gross profit dollars was primarily due to the higher sales volume. Gross profit as a percentage of sales stabilized in the June 2004 quarter after a decline year over year in the first six months. This stabilization has resulted in part from improved purchasing negotiation and sales growth in the higher margin perishable departments.

Gross profit for the Company’s milk processing subsidiary remained virtually unchanged for the June 2004 quarter compared to the June 2003 quarter. Although sales increased, gross profit as a percentage of sales declined as the raw milk cost was passed on to customers on a dollar basis.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $1.2 million or 1.0% to $117.7 million for the three months ended June 26, 2004, from $116.5 million for the three months ended June 28, 2003. As a percentage of sales, operating and administrative expenses decreased to 21.9% for the three months ended June 26, 2004 compared to 23.1% for the three months ended June 28, 2003, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	In millions	Increase (decrease) as a % of sales
Equipment rent	$(3.6)	(0.7)%
Salaries and wages	$2.9	(0.1)%
Advertising and promotion	$(2.4)	(0.6)%
Depreciation and amortization	$1.1	0.1%
Taxes and licenses	$1.0	0.1%
Insurance	$0.8	0.1%
Bank charges	$0.5	—
Warehousing and transportation	$0.4	—
Utilities	$0.3	—

Equipment rent declined due to the purchase during fiscal 2004 of $9.3 million in existing store equipment that was previously under an operating lease.

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased slightly as a percentage of sales for the June 2004 quarter compared to the 2003 quarter.

Advertising and promotion expense decreased due to the revamping of the Company’s advertising program including the elimination of less effective promotions and the renegotiation of agreements with major advertising vendors resulting in the reduction of ongoing charges.

Depreciation and amortization expense increased due both to new stores and stores remodeled and expanded in fiscal 2003 and the first nine months of fiscal 2004, as well as to the purchase of the store equipment previously under an operating lease mentioned above. The increase in depreciation expense related to the repurchase of the store equipment was approximately $0.5 million for the June 2004 quarter.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Insurance expense increased primarily due to higher premiums for liability coverages and increased workers compensation expense.

Bank charges rose due to both increased usage of debit and credit cards and increased transaction fees.

Warehousing and transportation expense and utilities increased primarily due to higher fuel costs.

Rental Income, Net. Rental income, net increased $0.2 million to $2.2 million for the June 2004 quarter from $2.0 million for the June 2003 quarter primarily due to gross rental income increases. The rental of previously vacant space more than offset the loss of rental income from the sale in September 2003 and January 2004 of shopping centers in which Ingles was not a tenant.

Other Income, Net. Other income, net decreased $0.5 million to $1.0 million for the three-month period ended June 26, 2004 from $1.5 million for the three-month period ended June 28, 2003. During the June 2004 quarter, the Company sold two outparcels for gains totaling $0.8 million. The June 2003 quarter included a gain of $0.9 million from a payment received due to a state condemnation for the construction of a highway on land adjacent to a former store location.

Interest Expense. Interest expense increased $0.2 million for the three-month period ended June 26, 2004 to $13.0 million from $12.8 million for the three-month period ended June 28, 2003. In May 2003, the Company issued an additional $100.0 million of its existing 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. Total debt at June 2004 was $610.7 million compared to $657.5 million at June 2003, however interest expense increased comparatively as the additional Notes were not issued until late in the June 2003 quarter.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.7% in the June 2004 quarter compared to 35.9% in the June 2003 quarter due to higher state income taxes.

Net Income. Net income increased $4.6 million or 129.8% for the three-month period ended June 26, 2004 to $8.2 million compared to $3.6 million for the three-month period ended June 28, 2003. Net income, as a percentage of sales, was 1.5% for the June 2004 quarter and 0.7% for the June 2003 quarter. Basic and diluted earnings per share were $0.35 and $0.16 for the June 2004 and June 2003 quarters, respectively.

Nine Months Ended June 26, 2004 Compared to the Nine Months Ended June 28, 2003

Results for the first nine months of fiscal 2004 were strong due primarily to growth in both net sales and comparable store sales, a reduction in operating and administrative expenses, as a percentage of sales, and gains from the sale of real estate. These improvements were partially offset by a decline in gross profit, as a percentage of sales. Programs designed to build customer loyalty and improve the overall shopping experience of Ingles’ customers continued to result in earnings growth.

Net Sales. Net sales for the nine months ended June 26, 2004 increased $105.2 million or 7.1% to $1.59 billion, compared to $1.49 billion for the nine months ended June 28, 2003. Comparable store sales increased $85.8 million or 6.2% for the same period. As mentioned in the three-month discussion, the increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in meat prices during the nine-month period and the trend towards lower carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased $9.0 million or 13.0% in the June 2004 nine-month period compared to the June 2003 nine-month period due to the increased raw milk costs mentioned above in the three-month discussion, partially offset by the loss of two high margin food service cream accounts.

The Company expects moderate sales growth in the remainder of fiscal year 2004 as it experiences results from marketing programs with the Card and new and expanded stores mature.

Gross Profit. Gross profit for the nine months ended June 26, 2004 increased 5.4% to $410.3 million compared to $389.3 million, for the nine months ended June 28, 2003. As a percentage of sales, gross profit decreased to 25.8% for the nine months ended June 26, 2004 from 26.2% for the nine months ended June 28, 2003.

A one time charge from the adoption of EITF 02-16 resulted in a non-cash charge to cost of goods sold of $2.6 million, or 0.7% of the 5.4% increase in gross profit, during the nine-month period ended June 28, 2003. The remaining 4.7% increase was due to the higher sales volume, partially offset by increased promotional activity.

Gross profit for the Company’s milk processing subsidiary decreased $0.9 million or 6.1% for the June 2004 nine-month period compared to the June 2003 nine-month period due primarily to the loss of two high margin food service cream accounts.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.5 million or 1.9% to $354.2 million for the nine months ended June 26, 2004, from $347.7 million for the nine months ended June 28, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.2% for the June 2004 nine-month period from 23.4% for the same period last year. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	In millions	Increase (decrease) as a % of sales
Equipment rent	$(9.9)	(0.7)%
Salaries and wages	$9.5	—
Advertising and promotion	$(5.4)	(0.4)%
Depreciation and amortization	$3.9	0.1%
Taxes and licenses	$2.1	—
Warehouse expense	$1.3	—
Store supplies	$1.3	—
Insurance	$1.3	—

Equipment rent declined due to the purchase during fiscal 2004 of $9.3 million in existing store equipment that was previously under an operating lease.

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but remained constant at 9.3% of sales for both the June 2004 and 2003 nine-month periods.

Advertising and promotion expense decreased due to the revamping of the Company’s advertising program including the elimination of less effective promotions and the renegotiation of agreements with major advertising vendors resulting in the reduction of ongoing charges.

Depreciation and amortization expense increased due both to new stores and stores remodeled and expanded in fiscal 2003 and the first nine months of fiscal 2004, as well as to the purchase of the store equipment previously under an operating lease mentioned above. The increase in depreciation expense related to the repurchase of the store equipment was approximately $1.3 million for the June 2004 nine-month period.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Warehouse expense increased due primarily to increased fuel costs.

The increase in store supplies expense is primarily attributable to the use of supplies to support the higher sales volume. In addition there were increased supply costs for the Card program including the cost of cards, applications, signage and tags. The Company estimates that $0.4 million of the supply costs were incurred with the introduction of the Card.

Insurance expense increased primarily due to higher premiums for liability coverages and increased workers compensation expense.

Rental Income, Net. Rental income, net decreased $1.0 million to $5.5 million in the June 2004 nine-month period from $6.5 million in the June 2003 comparable period. Gross rental income decreased $0.8 million, while shopping center expenses increased $0.2 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004 and increased rental of previously vacant property in the third quarter of the 2004 nine-month period.

Other Income, Net. Other income, net increased $3.1 million to $6.5 million for the June 2004 nine-month period from $3.4 million for the comparable period in fiscal 2003. During the June 2004 nine-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $3.9 million and three out-parcels adjacent to existing store locations for gains of $1.8 million. In the June 2003 nine-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $1.1 million and recorded a gain of $0.9 million from a payment received due to a state condemnation for the construction of a highway on land adjacent to a former store location.

Interest Expense. Interest expense increased $2.5 million to $40.6 million for the nine months ended June 26, 2004 from $38.1 million for the nine months ended June 28, 2003, due primarily to the issuance of the Notes in May 2003 mentioned in the three-month discussion.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.3% in the June 2004 nine-month period compared to 36.1% in the June 2003 nine-month period.

Net Income. Net income increased $8.6 million or 100.9% for the June 2004 nine-month period to $17.2 million, or 1.1% of sales, compared to $8.6 million, or 0.6% of sales, for the June 2003 nine-month period. Basic and diluted earnings per common share were $0.74 and $0.37 for the June 2004 and June 2003 nine-month period, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $.07 per diluted share, in the 2003 nine-month period.

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

Capital expenditures totaled $60.8 million for the nine-month period ended June 26, 2004 including the opening of one new store and one replacement store, the completion of major remodel/expansions at two stores, minor remodels at two stores and the opening of two fuel stations. Capital expenditures also included the purchase of four store sites, two shopping centers in which Ingles is a tenant and one free standing retail store leased to another retailer. Also included in the nine-month capital expenditure amount is the purchase of $9.3 million of existing store equipment previously under an operating lease. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2004 and in fiscal 2005. Capital expenditures were more heavily weighted in the first six months of the year as the Company had 180 days from the sale of the shopping center in September 2003 to reinvest the proceeds in a like kind exchange in order to defer the tax impact of the sale.

Ingles’ capital expenditure plans for all of fiscal 2004 include investments of approximately $70 million. For the balance of fiscal 2004, the Company plans to open one new store and add approximately two new fuel stations on existing store sites and purchase one new store site for future expansion. Expenditure plans will also include investments in stores expected to open in fiscal 2005 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at June 26, 2004 totaled $6.5 million.

Liquidity

The Company generated net cash from operations of $52.9 million in the June 2004 nine-month period.

Cash used by investing activities for the June 2004 nine-month period totaled $50.4 million comprised primarily of $60.8 million of capital expenditures during the period, partially offset by $10.4 million of proceeds from the sale of assets.

Cash used by financing activities during the June 2004 nine-month period totaled $31.8 million including principal payments on long-term debt of $30.2 million and dividend payments of $10.9 million offset in part by cash received from the exercise of stock options of $9.6 million.

At June 26, 2004, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million of the commitment expires in October 2006, $10.0 million of the commitment expires in October 2004 and $5.0 million of the commitment expires in November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 26, 2004.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 26, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $381.5 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $50.2 million based on tangible net worth at June 26, 2004. Further, the Company is prevented from paying dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the June 2004 quarter and nine-month period was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

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

Item 4. CONTROLS AND PROCEDURES

As of June 26, 2004, the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Ingles’ disclosure controls and procedures, as such term is defined under Rule 13a – 15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, Ingles’ management, including the Chief Executive Officer and Chief Financial Officer, concluded that Ingles’ disclosure controls and procedures were effective as of the end of the period covered by this report at insuring that required information will be disclosed on a timely basis in Ingles’ reports filed under the Exchange Act. No change in Ingles’ internal control over financial reporting has occurred during the June 26, 2004 quarter that has materially affected, or is reasonably likely to materially affect, Ingles internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on April 26, 2004, furnishing a press release announcing earnings for the second quarter of fiscal 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 2, 2004	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: August 2, 2004	/s/ Brenda S. Tudor
Brenda S. Tudor
Vice President-Finance and Chief Financial Officer