Form 10-Q/A
period 2003-12-27
INGLES MARKETS INC
filed 2005-02-10
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of January 21, 2004, the Registrant had 10,764,514 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,383,641 shares of Class B Common Stock, $0.05 par value per share, outstanding.

EXPLANATORY NOTE

Ingles Markets, Incorporated (“Ingles” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended December 27, 2003 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended December 27, 2003 and December 28, 2002 in order to correct these errors. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements.

This Form 10-Q/A has not been updated except as required to reflect the effects of the restatement. This amendment and restatement includes changes to Part I, Items 1, 2 and 4 and Part II, Item 6. Except as identified in the prior sentence, no other item included in the original Form 10-Q has been amended, and such items shall remain in effect as of the filing date of the original Form 10-Q. Additionally, this Form 10-Q/A does not purport to provide an update or discussion of any other developments at the Company subsequent to its original filing.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	DECEMBER 27, 2003 (RESTATED)	SEPTEMBER 27, 2003 (RESTATED)
Current Assets:
Cash and Cash Equivalents	$47,345,393	$80,879,318
Receivables	36,286,367	34,220,658
Inventories	194,524,657	193,402,781
Other Current Assets	10,228,142	11,768,169

Total Current Assets	288,384,559	320,270,926
Property and Equipment – Net	748,412,847	739,023,467
Other Assets	16,137,382	16,155,680

Total Assets	$1,052,934,788	$1,075,450,073

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	DECEMBER 27, 2003 (RESTATED)	SEPTEMBER 27, 2003 (RESTATED)
Current Liabilities:
Short-term loans and current portion of long-term debt	$34,867,694	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	139,415,371	149,627,349

Total Current Liabilities	174,283,065	187,659,474
Deferred Income Taxes	38,343,578	39,663,578
Long-Term Debt	595,626,865	602,932,198
Other Long-Term Liabilities	8,435,309	8,599,709

Total Liabilities	816,688,817	838,854,959

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued
Common stocks:	—	—
Class A, $0.05 par value; 150,000,000 shares authorized; 10,730,614 shares issued and outstanding December 27, 2003; 10,635,419 shares issued and outstanding September 27, 2003	536,530	531,770
Class B, $0.05 par value; 100,000,000 shares authorized; 12,384,391 shares issued and outstanding December 27, 2003; 12,391,216 shares issued and outstanding September 27, 2003	619,220	619,561
Paid-in capital in excess of par value	103,321,242	102,465,443
Retained earnings	131,768,979	132,978,340

Total Stockholders’ Equity	236,245,971	236,595,114

Total Liabilities and Stockholders’ Equity	$1,052,934,788	$1,075,450,073

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2003 (RESTATED)	DECEMBER 28, 2002 (RESTATED)
Net sales	$534,306,437	$495,116,191
Cost of goods sold	400,970,569	365,271,106

Gross profit	133,335,868	129,845,085
Operating and administrative expenses	118,531,853	115,817,828
Rental income, net	1,490,715	2,157,181

Income from operations	16,294,730	16,184,438
Other income, net	1,337,444	497,919
Interest expense	13,869,593	12,717,128

Income before income taxes	3,762,581	3,965,229

Income taxes:
Current	2,270,000	1,604,000
Deferred	(911,000)	(223,000)

	1,359,000	1,381,000

Net income	$2,403,581	$2,584,229

Per share amounts:
Basic earnings per common share	$0.10	$0.11

Diluted earnings per common share	$0.10	$0.11

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 27, 2003 AND DECEMBER 28, 2002

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS (RESTATED)	TOTAL (RESTATED)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002 (as previously reported)	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Restatement adjustments	—	—	—	—	—	(6,992,000)	(6,992,000)

Balance, September 28, 2002 (as restated)	10,189,807	509,490	12,597,932	629,897	100,148,857	130,278,604	231,566,848
Net income	—	—	—	—	—	2,584,229	2,584,229
Cash dividends	—	—	—	—	—	(3,571,008)	(3,571,008)
Common stock conversions	1,050	53	(1,050)	(53)	—	—	—

Balance, December 28, 2002	10,190,857	$509,543	12,596,882	$629,844	$100,148,857	$129,291,825	$230,580,069

Balance, September 27, 2003 (as previously reported)	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Restatement adjustments	—	—	—	—	—	(6,968,000)	(6,968,000)

Balance, September 27, 2003 (as restated)	10,635,419	531,770	12,391,216	619,561	102,465,443	132,978,340	236,595,114
Net income	—	—	—	—	—	2,403,581	2,403,581
Cash dividends	—	—	—	—	—	(3,612,942)	(3,612,942)
Exercise of stock options	88,370	4,419	—	—	855,799	—	860,218
Common stock conversions	6,825	341	(6,825)	(341)	—	—	—

Balance, December 27, 2003	10,730,614	$536,530	12,384,391	$619,220	$103,321,242	$131,768,979	$236,245,971

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2003 (RESTATED)	DECEMBER 28, 2002 (RESTATED)
Cash Flows from Operating Activities:
Net income	$2,403,581	$2,584,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,029,572	12,432,305
Amortization of deferred gain on sale/leasebacks	(129,545)	(211,795)
Gains on disposals of property and equipment	(1,042,618)	(35,246)
Receipt of advance payments on purchases contracts	835,000	750,000
Recognition of advance payments on purchases contracts	(2,027,415)	(1,405,458)
Deferred income taxes	(911,000)	(223,000)
(Increase) decrease in receivables	(2,065,709)	542,896
Increase in inventory	(1,121,876)	(1,620,162)
Decrease (increase) in other assets	912,704	(1,218,725)
Decrease in accounts payable and accrued expenses	(4,988,349)	(17,120,507)

Net Cash Provided/(Used) by/(in) Operating Activities	5,894,345	(5,525,463)

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,196,948	42,977
Capital expenditures	(27,307,141)	(19,971,748)

Net Cash Used in Investing Activities	(26,110,193)	(19,928,771)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	9,313,000
Debt issuance costs	(95,589)	(24,937)
Principal payments on long-term debt	(10,469,764)	(12,434,372)
Proceeds from exercise of stock options	860,218	—
Dividends paid	(3,612,942)	(3,571,008)

Net Cash Used in Financing Activities	(13,318,077)	(6,717,317)

Net Decrease in Cash and Cash Equivalents	(33,533,925)	(32,171,551)
Cash and cash equivalents at beginning of period	80,879,318	46,914,305

Cash and Cash Equivalents at End of Period	$47,345,393	$14,742,754

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 27, 2003 and December 28, 2002

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 27, 2003, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 27, 2003 and December 28, 2002. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2004 filed by the Company under the Securities Exchange Act of 1934 on February 10, 2005 which includes restated audited financial statements for the year ended September 27, 2003.

The results of operations for the three-month period ended December 27, 2003 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month period ended December 28, 2002 have been reclassified for comparative purposes.

B. RESTATEMENT

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items were accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. The accompanying condensed consolidated financial statements for the fiscal quarters ended December 27, 2003 and December 28, 2002 are restated in order to correct these errors.

Summary of Restatement Impact on Net Income and Retained Earnings

The restatement resulted in an increase to income before income taxes of $986,000 ($607,000 net of income taxes) for the quarter ended December 27, 2003 and a decrease to income before income taxes of $960,000 ($591,000 net of income taxes) for the quarter ended December 28, 2002.

The total of the cumulative adjustments to retained earnings for this restatement, before the effect of income taxes, as detailed below is approximately $10.3 million and $11.3 million through December 27, 2003 and September 27, 2003, respectively. The income tax benefit of these adjustments totals approximately $3.9 million and $4.3 million through December 27, 2003 and September 27, 2003, respectively, resulting in a net cumulative adjustment to retained earnings of approximately $6.4 million and $7.0 million through December 27, 2003 and September 27, 2003, respectively.

Details of the errors corrected in the restatement are as follows.

Vendor Allowance Errors

Vendor allowance errors were due primarily to certain allowances related to agreements entered into prior to fiscal 2004, which were recognized in the results of operations when billed. These allowances should have been deferred and recognized over certain measurable criteria, such as purchase volumes or passage of time. Other errors included the recording of erroneous charges to vendors and the omission of the recording of receivables which were recognized in a later period than when they were earned. These errors were corrected in the period in which the error was identified, but resulted in income and expense being recorded in the incorrect periods.

The correction of the vendor allowance errors increased income before income taxes by approximately $618,000 for the quarter ended December 27, 2003 and decreased income before income taxes by approximately $368,000 for the quarter ended December 28, 2002. The cumulative decrease to retained earnings for correction of these errors, before giving effect to income taxes, was approximately $5.5 million and $6.1 million at December 27, 2003 and September 27, 2003, respectively.

Closing Process Errors

Closing process errors included incorrect assumptions used in calculating property tax accruals due to erroneous estimates of receivables due from tenants for the reimbursements of property taxes and inaccurate or omitted accruals of certain other revenue and expense items.

The correction of these errors increased income before income taxes by approximately $418,000 for the quarter ended December 27, 2003, and decreased income before income taxes by approximately $540,000 for the quarter ended December 28, 2002. The cumulative decrease to retained earnings for these errors, before giving effect to income taxes, through December 27, 2003 and September 27, 2003 was approximately $2.2 million and $2.6 million, respectively.

Lease Transaction Errors

During a review of the Company’s lease transactions, the Company identified errors in the accounting for certain lease transactions. These errors included the amortization of leasehold improvements over a period that exceeded the lease term and the erroneous classification of certain leasehold improvements as land, resulting in amortization expense not being recorded. In addition, the Company identified errors in accounting for certain ground leases that contained escalating rent provisions. The Company was recognizing the rent expense as it was paid instead of using the straight line method over the term of the lease.

The correction of these errors decreased income before income taxes by approximately $50,000 and $52,000, for the quarters ended December 27, 2003 and December 28, 2002, respectively. The cumulative decrease to retained earnings, before giving effect to income taxes, due to errors in these lease transactions totaled approximately $2.6 million through both December 27, 2003 and September 27, 2003.

The effect of these restatements had no impact on cash flows, however the impact on the unaudited condensed consolidated balance sheets and the unaudited condensed consolidated statements of income and earnings per common share are included in the table below.

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Balance Sheet (unaudited)
As of December 27, 2003
Cash and Cash Equivalents	$47,331	$47,345
Receivables	35,895	36,286
Inventories	195,367	194,525
Other Current Assets	7,681	10,228
Total Current Assets	286,274	288,385
Property and Equipment - Net	750,273	748,413
Other Assets	15,764	16,137
Total Assets	1,052,311	1,052,935
Accounts payable, accrued expenses and current portion of other long-term liabilities	137,475	139,415
Total Current Liabilities	172,343	174,283
Deferred Income Taxes Payable	39,380	38,344
Other Long-Term Liabilities	2,353	8,435
Total Liabilities	809,703	816,689
Retained Earnings	138,131	131,769
Total Stockholders’ Equity	242,608	236,246
Total Liabilities and Stockholders’ Equity	$1,052,311	$1,052,935

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Statements of Income (unaudited)
For the three months ended December 27, 2003
Net sales	$534,334	$534,306
Cost of goods sold	402,425	400,970
Gross profit	131,909	133,336
Operating and administrative expenses	118,126	118,532
Rental income, net	1,514	1,491
Income from operations	15,297	16,295
Interest expense	13,858	13,870
Income before income taxes	2,776	3,762
Income taxes	980	1,359
Net income	$1,796	$2,403
Basic earnings per common share	$0.08	$0.10
Diluted earnings per common share	$0.08	$0.10

Condensed Consolidated Balance Sheet (unaudited)
As of September 27, 2003
Cash and Cash Equivalents	$80,865	$80,879
Receivables	31,014	34,221
Inventories	194,835	193,403
Other Current Assets	8,351	11,768
Total Current Assets	315,065	320,271
Property and Equipment - Net	740,834	739,023
Other Assets	15,760	16,156
Total Assets	1,071,659	1,075,450
Accounts payable, accrued expenses and current portion of other long-term liabilities	144,588	149,627
Total Current Liabilities	182,620	187,659
Deferred Income Taxes Payable	40,615	39,664
Other Long-Term Liabilities	1,930	8,600
Total Liabilities	828,096	838,855
Retained Earnings	139,946	132,978
Total Stockholders’ Equity	243,563	236,595
Total Liabilities and Stockholders’ Equity	$1,071,659	$1,075,450

Condensed Consolidated Statements of Income (unaudited)
For the three months ended December 28, 2002
Cost of goods sold	$364,771	$365,271
Gross profit	130,345	129,845
Operating and administrative expenses	115,337	115,818
Rental income, net	2,151	2,157
Income from operations	17,159	16,184
Interest expense	12,732	12,717
Income before income taxes	4,925	3,965
Income taxes	1,750	1,381
Net income	$3,175	$2,584
Basic earnings per common share	$0.14	$0.11
Diluted earnings per common share	$0.14	$0.11

Certain amounts in Notes C, D, E, H and I have been restated to reflect the adjustments described above.

C. ACCOUNTING FOR STOCK-BASED COMPENSATION

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

	Three Months Ended
	December 27, 2003	December 28, 2002
BASIC
Net income	$2,403,581	$2,584,229
Net income, pro forma	$2,390,304	$2,382,213
Basic earnings per common share	$0.10	$0.11
Basic earnings per common share, pro forma	$0.10	$0.10
DILUTED
Diluted earnings	$2,403,581	$2,584,229
Diluted earnings, pro forma	$2,390,304	$2,382,213
Diluted earnings per common share	$0.10	$0.11
Diluted earnings per common share, pro forma	$0.10	$0.10

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $468,611 and $438,509 at December 27, 2003 and September 27, 2003, respectively.

E. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	December 27, 2003	September 27, 2003
Accounts payable-trade	$95,064,051	$88,163,336
Property, payroll, and other taxes payable	10,104,492	14,750,386
Salaries, wages and bonuses payable	10,948,979	13,352,858
Self-insurance reserves	6,011,625	6,465,843
Interest	4,381,778	12,144,729
Other	12,904,446	14,750,197

	$139,415,371	$149,627,349

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

F. LONG-TERM DEBT

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

G. DIVIDENDS

The Company paid cash dividends of 0.165 for each share of Class A Common Stock and 0.15 for each share of Class B Common Stock on October 8, 2003 to stockholders of record on September 30, 2003.

H. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share for the three-month periods indicated:

	Three Months Ended
	December 27, 2003	December 28, 2002
BASIC:
Net income	$2,403,581	$2,584,229

Weighted average number of common shares outstanding	23,034,675	22,787,739

Basic earnings per common share	$0.10	$0.11

DILUTED:
Diluted earnings	$2,403,581	$2,584,229

Weighted average number of common shares and common stock equivalent shares outstanding	23,090,800	23,107,505

Diluted earnings per common share	$0.10	$0.11

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended
	December 27, 2003	December 28, 2002
Revenues from unaffiliated customers:
Grocery sales	$509,310	$472,570
Shopping center rentals	3,352	3,839
Fluid dairy	24,996	22,546

Total revenues from unaffiliated customers	$537,658	$498,955

Income from operations:
Grocery sales	$12,805	$11,237
Shopping center rentals	1,491	2,157
Fluid dairy	1,999	2,790

Total income from operations	$16,295	$16,184

	December 27, 2003	September 27, 2003
Assets:
Grocery sales	$911,674	$932,860
Shopping center rentals	111,051	112,264
Fluid dairy	30,210	30,326

Total assets	$1,052,935	$1,075,450

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended December 27, 2003 and December 28, 2002 in order to correct the errors identified above. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements. All discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in Georgia (81), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 27, 2003 the Company operated 27 in-store pharmacies and 18 fuel centers.

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

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended
	December 27, 2003 (RESTATED)	December 28, 2002 (RESTATED)
Net sales	100.0%	100.0%
Gross profit	25.0%	26.2%
Operating and administrative expenses	22.2%	23.4%
Rental income, net	0.3%	0.4%
Income from operations	3.1%	3.2%
Other income, net	0.2%	0.1%
Interest expense	2.6%	2.5%
Income before income taxes	0.7%	0.8%
Income taxes	0.2%	0.3%
Net income	0.5%	0.5%

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

Gross Profit. Gross profit for the three-month period ended December 27, 2003, increased $3.5 million or 2.7% to $133.3 million, or 25.0% of sales, compared to $129.8 million, or 26.2% of sales, for the three-month period ended December 28, 2002. Gross profit dollars increased due to the increased sales volume; however promotional activity surrounding the introduction of the Card resulted in a decrease in the gross profit percentage.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.7 million or 2.3% to $118.5 million for the three months ended December 27, 2003, from $115.8 million for the three months ended December 28, 2002. As a percentage of sales, operating and administrative expenses were 22.2% and 23.4% for the three months ended December 27, 2003 and December 28, 2002, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(RESTATED) In millions	Increase (decrease) as a % of sales
Salaries and wages	$3.6	—
Depreciation and amortization	$1.4	0.1%
Store supplies	$0.7	0.1%
Warehouse expense	$0.6	—
Equipment rent	$(3.0)	(0.6)%
Advertising and promotions	$(1.4)	(0.4)%

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

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 36.1% in the December 2003 quarter compared to 34.8% in the December 2002 three-month period.

Net Income. Net income for the three-month period ended December 27, 2003 was $2.4 million compared to $2.6 million for the three-month period ended December 28, 2002. Net income, as a percentage of sales, was 0.5% for both the December 2003 quarter and the December 2002 quarter. The decrease in net income is primarily attributable to the after tax effects of the $1.4 million in introductory costs of the Card and the $0.7 million decrease in rental income, and partially offset by the increased sales and resulting gross profit dollars. Basic and diluted earnings per share were $0.10 for the December 2003 quarter compared to $0.11 for the December 2002 quarter.

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

Ingles’ capital expenditure plans for all of fiscal 2004 include investments of approximately $70.0 million. For the balance of fiscal 2004, the Company plans to open two new stores, one of which will be leased and one owned, complete one major remodel/expansion, add approximately eight new fuel stations on existing store sites and purchase six store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2005 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $60.0 to $70.0 million going forward in order to maintain a modern store base. The number of projects pursued during each fiscal year could decline to some degree as the Company increases the average size of stores being built. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 27, 2003, the Company had unencumbered real property and equipment with a net book value of approximately $328.4 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $26.6 million based on tangible net worth at December 27, 2003. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to fiscal 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the 2003 fiscal year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 27, 2003, or in the first quarter of fiscal 2004, there was no stock-based employee compensation included in net income for the December 2003 or December 2002 quarters.

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

Item 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

On December 6, 2004, the Company announced that it was delaying the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. The Company filed a Form 12b-25 with respect to that delayed filing on December 9, 2004. The Company is filing this amendment on Form 10-Q/A for the fiscal quarter ended December 27, 2003 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and the related disclosures for such quarter to reflect the proper recognition of vendor allowances in the appropriate accounting period and to correct the improper accounting for certain revenue and expense items. In addition, the Company identified accounting errors related to certain lease transactions which have been corrected as a part of this restatement. The Company has also filed Forms 10-Q/A for the fiscal quarters ended March 27, 2004 and June 26, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods. The Company is also filing its Form 10-K for its fiscal year ended September 25, 2004 reflecting restatements of its financial statements for the fiscal years 2002 and 2003 for the same reasons as mentioned above.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 27, 2003, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements, including the related weaknesses in its internal control over financial reporting identified during the internal investigation. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

The errors giving rise to the restatement relate to the recognition of certain vendor allowances in the Company’s financial statements, the recording of certain other revenue and expense items in the proper accounting period principally due to errors in the financial statement closing process and errors in the accounting for certain lease transactions.

The errors related to the recognition of vendor allowances occurred because of a variety of factors including incomplete or inaccurate information concerning vendor allowances provided internally by certain company associates dealing with vendors, due in certain circumstances to inappropriate actions of certain former officers of the Company, and the complexity of guidance relating to the accounting for vendor allowances. Prior to the quarter covered by this report, the Company had implemented additional controls and procedures designed to ensure that information regarding vendor allowances provided internally was complete and accurate, including new requirements regarding the signing of vendor invoices and new approvals for vendor invoices and contracts with vendors, however such controls did not address the reporting or disclosure of previously recorded transactions. The Company believes that these additional controls and procedures substantially corrected any material weakness in existence prior to the December 2003 quarter relating to the recognition of vendor allowances.

In reviewing its controls following the internal investigation, the Company has determined that additional training regarding controls over the accounting for vendor allowances is necessary for its accounting and other staff dealing with vendor allowances. Further, the Company has concluded that there were material weaknesses in its internal controls for financial reporting relating to its period closing process and particularly related to its systems and processes between the Company’s accounting department and its real estate department regarding the recognition of tenant reimbursements of expenses paid by the Company. In addition, in a review of its lease transactions, the Company identified accounting errors related to certain lease transactions. These errors resulted from a lack of understanding and communication of the Company’s accounting policies related to accounting for leasehold improvements, incomplete reviews of such transactions and the complexity of guidance for lease accounting.

In order to remediate the remaining weaknesses in internal controls, the Company has reviewed the staffing functions in its accounting and real estate departments, including monitoring of compliance with accounting policies and procedures. The Company is considering the hiring of additional staff to supplement existing resources. Further, it intends to provide additional training to associates of the Company. These changes, among others, will allow the accounting department to more closely monitor vendor allowance transactions, its real estate billing processes and lease transactions, and to achieve a more accurate financial statement close and reconciliation process.

In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will document and test its systems of internal controls for financial reporting in order to provide the basis for evaluation and report on these systems as of the end of its 2005 fiscal year. This documentation is in its early stages and will be effected as to scope and timing by the additional controls described above.

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

INGLES MARKETS, INCORPORATED

Date: February 10, 2005	/s/ Robert P. Ingle
Robert P. Ingle Chief Executive Officer

Date: February 10, 2005	/s/ Brenda S. Tudor
Brenda S. Tudor Vice President-Finance and Chief Financial Officer