Form 10-Q/A
period 2004-03-27
INGLES MARKETS INC
filed 2005-02-10
CIK 50493

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

As of April 30, 2004, the Registrant had 11,241,896 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,369,841 shares of Class B Common Stock, $0.05 par value per share, outstanding.

EXPLANATORY NOTE

Ingles Markets, Incorporated (“Ingles” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended March 27, 2004 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items were accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended March 27, 2004 and March 29, 2003 in order to correct these errors. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements.

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

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

ASSETS

	MARCH 27, 2004 (RESTATED)	SEPTEMBER 27, 2003 (RESTATED)
Current Assets:
Cash and Cash Equivalents	$44,209,311	$80,879,318
Receivables	31,573,431	34,220,658
Inventories	186,825,769	193,402,781
Other Current Assets	12,708,790	11,768,169

Total Current Assets	275,317,301	320,270,926
Property and Equipment – Net	752,717,199	739,023,467
Other Assets	14,669,313	16,155,680

Total Assets	$1,042,703,813	$1,075,450,073

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS’ EQUITY

	MARCH 27, 2004 (RESTATED)	SEPTEMBER 27, 2003 (RESTATED)
Current Liabilities:
Short-term loans and current portion of long-term debt	$31,190,903	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	129,113,982	149,627,349

Total Current Liabilities	160,304,885	187,659,474
Deferred Income Taxes	41,503,578	39,663,578
Long-Term Debt	588,858,006	602,932,198
Other Long-Term Liabilities	7,542,947	8,599,709

Total Liabilities	798,209,416	838,854,959

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 11,204,274 shares issued and outstanding March 27, 2004; 10,635,419 shares issued and outstanding September 27, 2003	560,213	531,770
Class B, $0.05 par value; 100,000,000 shares authorized; 12,369,841 shares issued and outstanding March 27, 2004; 12,391,216 shares issued and outstanding September 27, 2003	618,492	619,561
Paid-in capital in excess of par value	107,935,237	102,465,443
Retained earnings	135,380,455	132,978,340

Total Stockholders’ Equity	244,494,397	236,595,114

Total Liabilities and Stockholders’ Equity	$1,042,703,813	$1,075,450,073

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 27, 2004 (RESTATED)	MARCH 29, 2003 (RESTATED)
Net sales	$520,792,146	$489,382,957
Cost of goods sold	383,611,145	360,976,562

Gross profit	137,181,001	128,406,395
Operating and administrative expenses	118,036,841	115,533,020
Rental income, net	1,746,876	2,355,079

Income from operations	20,891,036	15,228,454
Other income, net	4,183,422	1,317,766
Interest expense	13,712,365	12,511,137

Income before income taxes	11,362,093	4,035,083

Income taxes:
Current	774,000	4,498,000
Deferred	3,343,000	(2,977,000)

	4,117,000	1,521,000

Net income	$7,245,093	$2,514,083

Per share amounts:
Basic earnings per common share	$0.31	$0.11

Diluted earnings per common share	$0.31	$0.11

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	March 27, 2004 (RESTATED)	March 29, 2003 (RESTATED)
Net sales	$1,055,098,583	$984,499,148
Cost of goods sold	784,581,714	726,247,668

Gross profit	270,516,869	258,251,480
Operating and administrative expenses	236,568,694	231,350,848
Rental income, net	3,237,591	4,512,261

Income from operations	37,185,766	31,412,893
Other income, net	5,520,866	1,815,685
Interest expense	27,581,958	25,228,265

Income before income taxes	15,124,674	8,000,313

Income taxes:
Current	3,044,000	6,102,000
Deferred	2,432,000	(3,200,000)

	5,476,000	2,902,000

Net income	$9,648,674	$5,098,313

Per share amounts
Basic earnings per common share	$0.42	$0.22

Diluted earnings per common share	$0.42	$0.22

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 27, 2004 AND MARCH 29, 2003

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS (RESTATED)	TOTAL (RESTATED)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002 (as previously reported)	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Restatement adjustments	—	—	—	—	—	(6,992,000)	(6,992,000)

Balance, September 28, 2002 (as restated)	10,189,807	509,490	12,597,932	629,897	100,148,857	130,278,604	231,566,848
Net income	—	—	—	—	—	5,098,313	5,098,313
Cash dividends	—	—	—	—	—	(7,142,482)	(7,142,482)
Exercise of stock options	55,675	2,784	—	—	549,965	—	552,749
Common stock conversions	205,966	10,298	(205,966)	(10,298)	—	—	—

Balance, March 29, 2003	10,451,448	$522,572	12,391,966	$619,599	$100,698,822	$128,234,435	$230,075,428

Balance, September 27, 2003 (as previously reported)	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Restatement adjustments	—	—	—	—	—	(6,968,000)	(6,968,000)

Balance, September 27, 2003 (as restated)	10,635,419	531,770	12,391,216	619,561	102,465,443	132,978,340	236,595,114
Net income	—	—	—	—	—	9,648,674	9,648,674
Cash dividends	—	—	—	—	—	(7,246,559)	(7,246,559)
Exercise of stock options	547,480	27,374	—	—	5,469,794	—	5,497,168
Common stock conversions	21,375	1,069	(21,375)	(1,069)	—	—	—

Balance, March 27, 2004	11,204,274	$560,213	12,369,841	$618,492	$107,935,237	$135,380,455	$244,494,397

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 27, 2004 (RESTATED)	MARCH 29, 2003 (RESTATED)
Cash Flows from Operating Activities:
Net income	$9,648,674	$5,098,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,322,771	25,160,325
Amortization of deferred gain on sale/leasebacks	(223,135)	(423,591)
Gains on disposals of property and equipment	(5,046,329)	(1,137,596)
Receipt of advance payments from vendors	1,438,000	2,750,000
Recognition of advance payments from vendors	(3,789,852)	(1,916,669)
Increase (decrease) in deferred income taxes	2,432,000	(3,200,000)
Decrease in receivables	4,189,227	417,595
Decrease (increase) in inventory	6,577,012	(1,221,394)
Increase in other assets	(2,149,241)	(1,751,955)
Decrease in accounts payable and accrued expenses	(15,251,938)	(9,757,740)

Net Cash Provided by Operating Activities	26,147,189	14,017,288

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	9,406,209	1,585,991
Capital expenditures	(49,456,315)	(36,977,049)

Net Cash Used in Investing Activities	(40,050,106)	(35,391,058)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	20,565,000
Debt issuance costs	(102,285)	(24,937)
Principal payments on long-term debt	(20,915,414)	(24,393,534)
Proceeds from exercise of stock options	5,497,168	552,749
Dividends paid	(7,246,559)	(7,142,482)

Net Cash Used in Financing Activities	(22,767,090)	(10,443,204)

Net Decrease in Cash and Cash Equivalents	(36,670,007)	(31,816,974)
Cash and cash equivalents at beginning of period	80,879,318	46,914,305

Cash and Cash Equivalents at End of Period	$44,209,311	$15,097,331

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

B. RESTATEMENT

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items were accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. The accompanying condensed consolidated financial statements for the fiscal quarters and six month periods ended March 27, 2004 and March 29, 2003 are restated in order to correct these errors.

Summary of Restatement Impact on Net Income and Retained Earnings

The restatement resulted in an increase to income before income taxes of $55,000 ($34,000 net of income taxes) and $1.1 million ($694,000 net of income taxes) for the quarters ended March 27, 2004 and March 29, 2003, respectively.

The restatement resulted in an increase to income before income taxes of $1.0 million ($640,000 net of income taxes) and $167,000 ($103,000 net of income taxes) for the six months ended March 27, 2004 and March 29, 2003, respectively.

The total of the cumulative adjustments to retained earnings for this restatement, before the effect of income taxes, as detailed below is approximately $10.3 million and $11.3 million through March 27, 2004 and September 27, 2003, respectively. The income tax benefit of these adjustments totals approximately $4.0 million and $4.3 million through March 27, 2004 and September 27, 2003, respectively, resulting in a net cumulative adjustment to retained earnings of approximately $6.3 million and $7.0 million through March 27, 2004 and September 27, 2003, respectively.

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

The correction of these errors increased income before income taxes by approximately $401,000 and $693,000 for the quarters ended March 27, 2004 and March 29, 2003, respectively. For the six month period ended March 27, 2004, the correction of these errors increased income before income taxes by approximately $1.0 million and $325,000, respectively. The cumulative decrease to retained earnings for correction of these errors, before giving effect to income taxes, was approximately $5.1 million and $6.1 million at March 27, 2004 and September 27, 2003, respectively.

Closing Process Errors

Closing process errors included incorrect assumptions used in calculating property tax accruals due to incorrect estimates of receivables due from tenants for the reimbursements of property taxes and incorrect or omitted accruals of certain other revenue and expense items.

The correction of these errors decreased income before income taxes by approximately $300,000 for the quarter ended March 27, 2004, and increased income before income taxes by approximately $484,000 for the quarter ended March 29, 2003. For the six month period ended March 27, 2004, the correction of these errors increased income before income taxes by approximately $118,000. For the six month period ended March 29, 2003, correction of these errors decreased income before income taxes by approximately $52,000. The cumulative decrease to retained earnings for these errors, before giving effect to income taxes, through March 27, 2004 and September 27, 2003 was approximately $2.5 million and $2.6 million, respectively.

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

The correction of these errors decreased income before income taxes by approximately $46,000 and $49,000, for the quarters ended March 27, 2004 and March 29, 2003, respectively. For the six month period ended March 27, 2004 and March 29, 2003, the correction of these errors decreased income before income taxes by approximately $96,000 and $102,000, respectively. The cumulative decrease to retained earnings, before giving effect to income taxes, due to errors in these lease transactions totaled approximately $2.7 million and $2.6 million through March 27, 2004 and September 27, 2003, respectively.

The effect of these restatements had no impact on cash flows, however the impact on the unaudited condensed consolidated balance sheets, the unaudited condensed consolidated statements of income and earnings per common share are included in the table below.

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Balance Sheet (unaudited)
As of March 27, 2004
Cash and Cash Equivalents	$44,195	$44,209
Receivables	34,311	31,573
Inventories	187,718	186,826
Other Current Assets	6,953	12,709
Total Current Assets	273,177	275,317
Property and Equipment - Net	754,706	752,717
Other Assets	14,319	14,669
Total Assets	1,042,203	1,042,704
Accounts payable, accrued expenses and current portion of other long-term liabilities	126,885	129,114
Total Current Liabilities	158,076	160,305
Deferred Income Taxes Payable	42,554	41,504
Other Long-Term Liabilities	1,892	7,543
Total Liabilities	791,380	798,209
Retained Earnings	141,708	135,380
Total Stockholders’ Equity	250,822	244,494
Total Liabilities and Stockholders’ Equity	$1,042,203	$1,042,704

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Statements of Income (unaudited)
For the three months ended March 27, 2004
Net sales	$521,059	$520,792
Cost of goods sold	383,566	383,611
Gross profit	137,493	137,181
Operating and administrative expenses	118,427	118,037
Rental income, net	1,770	1,747
Income from operations	20,836	20,891
Income before income taxes	11,307	11,362
Income taxes	4,096	4,117
Net income	$7,211	$7,245
Basic earnings per common share	$0.31	$0.31
Diluted earnings per common share	$0.31	$0.31

Condensed Consolidated Statements of Income (unaudited)
For the six months ended March 27, 2004
Net sales	$1,055,394	$1,055,099
Cost of goods sold	785,991	784,582
Gross profit	269,403	270,517
Operating and administrative expenses	236,553	236,569
Rental income, net	3,284	3,238
Income from operations	36,134	37,186
Interest expense	27,570	27,582
Income before income taxes	14,085	15,125
Income taxes	5,076	5,476
Net income	$9,009	$9,649
Basic earnings per common share	$0.39	$0.42
Diluted earnings per common share	$0.39	$0.42

Condensed Consolidated Balance Sheet (unaudited)
As of September 27, 2003
Cash and Cash Equivalents	$80,865	$80,879
Receivables	31,014	34,221
Inventories	194,835	193,403
Other Current Assets	8,351	11,768
Total Current Assets	315,065	320,271
Property and Equipment - Net	740,834	739,023
Other Assets	15,760	16,156
Total Assets	1,071,659	1,075,450
Accounts payable, accrued expenses and current portion of other long-term liabilities	144,588	149,627
Total Current Liabilities	182,620	187,659
Deferred Income Taxes Payable	40,615	39,664
Other Long-Term Liabilities	1,930	8,600
Total Liabilities	828,096	838,855
Retained Earnings	139,946	132,978
Total Stockholders’ Equity	243,563	236,595
Total Liabilities and Stockholders’ Equity	$1,071,659	$1,075,450

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Statements of Income (unaudited)
For the three months ended March 29, 2003
Cost of goods sold	$361,808	$360,977
Gross profit	127,575	128,406
Operating and administrative expenses	115,823	115,533
Rental income, net	2,349	2,355
Income from operations	14,101	15,228
Income before income taxes	2,908	4,035
Income taxes	1,088	1,521
Net income	$1,820	$2,514
Basic earnings per common share	$0.08	$0.11
Diluted earnings per common share	$0.08	$0.11

Condensed Consolidated Statements of Income (unaudited)
For the six months ended March 29, 2003
Cost of goods sold	$726,579	$726,248
Gross profit	257,920	258,251
Operating and administrative expenses	231,160	231,351
Rental income, net	4,500	4,512
Income from operations	31,261	31,412
Interest expense	25,243	25,228
Income before income taxes	7,833	8,000
Income taxes	2,838	2,902
Net income	$4,995	$5,098
Basic earnings per common share	$0.22	$0.22
Diluted earnings per common share	$0.22	$0.22

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

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
BASIC
Net income	$7,245,093	$2,514,083	$9,648,674	$5,098,313
Net income, pro forma	$7,211,486	$2,348,289	$9,601,790	$4,730,433
Basic earnings per common share	$0.31	$0.11	$0.42	$0.22
Basic earnings per common share, pro forma	$0.31	$0.10	$0.41	$0.21
DILUTED
Diluted earnings	$7,245,093	$2,514,083	$9,648,674	$5,098,313
Diluted earnings, pro forma	$7,211,486	$2,348,289	$9,601,790	$4,730,433
Diluted earnings per common share	$0.31	$0.11	$0.42	$0.22
Diluted earnings per common share, pro forma	$0.31	$0.10	$0.41	$0.20

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $498,615 and $438,509 at March 27, 2004 and September 27, 2003, respectively.

E. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	March 27, 2004	September 27, 2003
Accounts payable-trade	$76,290,054	$88,163,336
Property, payroll, and other taxes payable	9,397,554	14,750,386
Salaries, wages and bonuses payable	11,378,813	13,352,858
Self-insurance reserves	6,502,182	6,465,843
Interest	12,162,244	12,144,729
Other	13,383,135	14,750,197

	$129,113,982	$149,627,349

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

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 14, 2004 and October 8, 2003 to stockholders of record on January 5, 2004 and September 30, 2003, respectively.

H. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
BASIC:
Net income	$7,245,093	$2,514,083	$9,648,674	$5,098,313

Weighted average number of common shares outstanding	23,343,818	22,827,745	23,188,358	22,835,580

Basic earnings per common share	$0.31	$0.11	$0.42	$0.22

DILUTED:
Net income	$7,245,093	$2,514,083	$9,648,674	$5,098,313

Weighted average number of common shares and common stock equivalent shares outstanding	23,430,088	23,034,349	23,244,866	23,095,578

Diluted earnings per common share item	$0.31	$0.11	$0.42	$0.22

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2004	March 29, 2003	March 27, 2004	March 29, 2003
Revenues from unaffiliated customers:
Grocery sales	$495,874	$466,057	$1,005,185	$938,627
Shopping center rentals	3,526	4,082	6,878	7,921
Fluid dairy	24,918	23,326	49,914	45,872

Total revenues from unaffiliated customers	$524,318	$493,465	$1,061,977	$992,420

Income from operations:
Grocery sales	$16,664	$10,148	$29,469	$21,386
Shopping center rentals	1,747	2,355	3,238	4,512
Fluid dairy	2,480	2,725	4,479	5,515

Total income from operations	$20,891	$15,228	$37,186	$31,413

	March 27, 2004	September 27, 2003
Assets:
Grocery sales	$897,449	$932,860
Shopping center rentals	114,923	112,264
Fluid dairy	30,332	30,326

Total assets	$1,042,704	$1,075,450

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended March 27, 2004 and March 29, 2003 in order to correct the errors identified above. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements. All discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (80), North Carolina (60), South Carolina (33), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 27, 2004, the Company operated 29 in-store pharmacies and 18 fuel centers.

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

	Three Months Ended		Six Months Ended
	March 27, 2004 (RESTATED)	March 29, 2003 (RESTATED)	March 27, 2004 (RESTATED)	March 29, 2003 (RESTATED)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.3%	26.2%	25.6%	26.2%
Operating and administrative expenses	22.6%	23.6%	22.4%	23.5%
Rental income, net	0.3%	0.5%	0.3%	0.5%
Income from operations	4.0%	3.1%	3.5%	3.2%
Other income, net	0.8%	0.3%	0.5%	0.2%
Interest expense	2.6%	2.6%	2.6%	2.6%
Income before income taxes	2.2%	0.8%	1.4%	0.8%
Income taxes	0.8%	0.3%	0.5%	0.3%
Net income	1.4%	0.5%	0.9%	0.5%

Three Months Ended March 27, 2004 Compared to the Three Months Ended March 29, 2003

Net Sales. Net sales increased 6.4% to $520.8 million for the three months ended March 27, 2004 from $489.4 million for the three months ended March 29, 2003. Ingles operated 197 stores at March 27, 2004, compared to 200 stores at March 29, 2003. Retail square footage increased 0.1 million square feet or 0.9% from March 2003 to March 2004. Comparable store sales for the same period grew $25.7 million or 5.6%. Ingles introduced its Ingles Advantage Savings and Rewards Card (“the Card”) the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in beef prices during the quarter and the trend toward low carbohydrate diets.

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

Gross Profit. Gross profit for the three-month period ended March 27, 2004, increased $8.8 million or 6.8% to $137.2 million, or 26.3% of sales, compared to $128.4 million, or 26.2% of sales, for the three-month period ended March 29, 2003. Until January 1, 2003, the Company recognized certain vendor allowances, principally slotting fees, as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. Under EITF 02-16, the Company changed its policy to include these allowances as a reduction in inventory value. Adoption of this policy in the March 2003 quarter resulted in a one time non-cash charge to cost of goods sold of $2.6 million, or 2.1% of the 6.8% increase in gross profit. The remaining 4.7% increase was due primarily to the higher sales volume.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.5 million or 2.2% to $118.0 million for the three months ended March 27, 2004, from $115.5 million for the three months ended March 29, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.6% for the three months ended March 27, 2004 compared to 23.6% for the three months ended March 29, 2003, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(RESTATED) In millions	Increase (decrease) as a % of sales
Salaries and wages	$2.9	—
Equipment rent	$(3.2)	(0.7)%
Depreciation and amortization	$1.4	0.1%
Advertising and promotion	$(1.4)	(0.3)%
Taxes and licenses	$0.7	0.1%
Insurance	$0.7	0.1%
Store supplies	$0.6	0.1%

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

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% in the March 2004 quarter compared to 37.7% in the March 2003 quarter.

Net Income. Net income increased $4.7 million or 188.0% for the three-month period ended March 27, 2004 to $7.2 million compared to $2.5 million for the three-month period ended March 29, 2003. Net income, as a percentage of sales, was 1.4% for the March 2004 quarter and 0.5% for the March 2003 quarter. Basic and diluted earnings per share were $0.31 and $0.11 for the March 2004 and March 2003 quarters, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $0.07 per diluted share, in the March 2003 quarter.

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

Gross Profit. Gross profit for the six months ended March 27, 2004 increased 4.8% to $270.5 million compared to $258.3 million, for the six months ended March 29, 2003. As a percent of sales, gross profit decreased to 25.6% for the six months ended March 27, 2004 from 26.2% for the six months ended March 29, 2003.

The one time charge from adoption of EITF 02-16 resulted in a non-cash charge to cost of goods sold of $2.6 million, or 1.0% of the 4.8% increase in gross profit, during the six-month period ended March 29, 2003. The remaining 3.8% increase was due to the higher sales volume, partially offset by a 43 basis point decline in gross profit as a percentage of sales due to increased promotional activity.

Gross profit for the Company’s milk processing subsidiary decreased $1.0 million or 9.8% for the March 2004 six-month period compared to the March 2003 six-month period due primarily to the loss of two high margin food service cream accounts.

Operating and Administrative Expenses. Operating and administrative expenses increased $5.2 million or 2.3% to $236.5 million for the six months ended March 27, 2004, from $231.3 million for the six months ended March 29, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.4% for the March 2004 six-month period from 23.5% for the same period last year. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(RESTATED) In millions	Increase (decrease) as a % of sales
Salaries and wages	$6.6	—
Equipment rent	$(6.3)	(0.7)%
Depreciation and amortization	$2.9	0.1%
Advertising and promotion	$(2.9)	(0.4)%
Taxes and licenses	$1.0	—
Warehousing and transportation	$0.9	—
Store supplies	$1.3	0.1%
Utilities	$0.6	0.1%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but remained constant at 9.2% of sales for both the March 2004 and 2003 six-month periods.

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

Warehousing and transportation increased due to both higher labor costs, particularly in the first quarter of fiscal 2004 and increased fuel costs.

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

Rental Income, Net. Rental income, net decreased $1.3 million to $3.2 million in the March 2004 six-month period from $4.5 million in the March 2003 comparable period. Gross rental income decreased $1.1 million, while shopping center expenses (primarily depreciation) increased $0.2 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004.

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

Interest Expense. Interest expense increased $2.4 million to $27.6 million for the six months ended March 27, 2004 from $25.2 million for the six months ended March 29, 2003, due primarily to the issuance of the Notes in May 2003 mentioned in the three-month discussion.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased slightly to 36.2% in the March 2004 six-month period from 36.3% in the March 2003 six-month period.

Net Income. Net income increased $4.5 million or 89.2% for the March 2004 six-month period to $9.6 million, or 0.9% of sales, compared to $5.1 million, or 0.5% of sales, for the March 2003 six-month period. Basic and diluted earnings per common share were $0.42 and $0.22 for the March 2004 and March 2003 six-month period, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $0.07 per diluted share, in the March 2003 six-month period.

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

Capital expenditures totaled $49.4 million for the six-month period ended March 27, 2004 including the completion of major remodel/expansions at two stores, minor remodels at two stores and the opening of one fuel station. Capital expenditures also included the purchase of four store sites, two shopping centers in which Ingles is a tenant and one free standing retail store leased to another retailer. Also included in the six-month capital expenditure amount is the purchase of $7.6 million of existing store equipment previously under an operating lease. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2004 and in fiscal 2005. Capital expenditures were more heavily weighted in the first six months of the year as the Company had 180 days from the sale of the shopping center in September 2003 to reinvest the proceeds in a like kind exchange in order to defer the tax impact of the sale.

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

Cash used by investing activities for the March 2004 six-month period totaled $40.0 million comprised primarily of $49.4 million of capital expenditures during the period, partially offset by $9.4 million of proceeds from the sale of assets.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 27, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $335.5 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $35.2 million based on tangible net worth at March 27, 2004. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

New Accounting Pronouncements

For new accounting pronouncements, see Note J to the Unaudited Financial Statements.

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

On December 6, 2004, the Company announced that it was delaying the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. The Company filed a Form 12b-25 with respect to that delayed filing on December 9, 2004. The Company is filing this Form 10-Q/A for the fiscal quarter ended March 27, 2004 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and the related disclosures to reflect the proper recognition of vendor allowances and certain revenue and expense items in the appropriate accounting period. In addition, the Company identified accounting errors related to certain lease transactions which have been corrected as a part of this restatement. The Company has also filed Forms 10-Q/A for the fiscal quarters ended December 27, 2003, and June 26, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods. The Company is also filing its Form 10-K for its fiscal year ended September 25, 2004 reflecting restatements of its financial statements for the fiscal years 2002 and 2003 for the same reasons mentioned above.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 27, 2004, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements, including the related weaknesses in its internal control over financial reporting identified during the internal investigation. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

The errors giving rise to the restatement relate to the recognition of certain vendor allowances in the Company’s financial statements, the recording of certain other revenue and expense items in the proper accounting period principally due to errors in the financial statement closing process and errors in the accounting for certain lease transactions.

The errors related to the recognition of vendor allowances occurred because of a variety of factors including incomplete or inaccurate information concerning vendor allowances provided internally by certain company associates dealing with vendors, due in certain circumstances to inappropriate actions of certain former officers of the Company, and the complexity of guidance relating to the accounting for vendor allowances. Prior to the quarter covered by this report, the Company had implemented additional controls and procedures designed to ensure that information regarding vendor allowances provided internally was complete and accurate, including new requirements regarding the signing of vendor invoices and new approvals for vendor invoices and contracts with vendors, however such controls did not address the reporting or disclosure of previously recorded transactions. The Company believes that these additional controls and procedures substantially corrected any material weakness in existence prior to the March 2004 quarter relating to the recognition of vendor allowances.

In reviewing its controls following the internal investigation, the Company has determined that additional training regarding controls over the accounting for vendor allowances is necessary for its accounting and other staff dealing with vendor allowances. Further, the Company has concluded that there were material weaknesses in its internal controls for financial reporting relating to its period closing process and particularly related to its systems and process between the Company’s accounting department and its real estate department regarding the recognition of tenant reimbursements of expenses paid by the Company. In addition, in a review of its lease transactions, the Company identified accounting errors related to certain lease transactions. These errors resulted from a lack of understanding and communication of the Company’s accounting policies related to leasehold improvements, incomplete reviews of such transactions and the complexity of guidance for lease accounting.

In order to remediate the remaining weaknesses in internal controls, the Company has reviewed the staffing functions in its accounting and real estate departments, including monitoring of compliance with accounting policies and procedures. The Company is considering the hiring of additional staff to supplement existing resources. Further, it intends to provide additional training to associates of the Company. These changes, among others, will allow the accounting department to more closely monitor the vendor allowance transactions, its real estate billing processes and lease transactions, and to achieve a more accurate financial statement close and reconciliation process.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 10, 2005	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: February 10, 2005	/s/ Brenda S. Tudor
Brenda S. Tudor
Vice President-Finance and Chief Financial Officer