Form 10-Q/A
period 2004-06-26
INGLES MARKETS INC
filed 2005-02-10
CIK 50493

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

EXPLANATORY NOTE

Ingles Markets, Incorporated (“Ingles” or the “Company”) is filing this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) for the quarter ended June 26, 2004 to reflect the restatement of its consolidated financial statements, the notes thereto, and related disclosures.

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended June 26, 2004 and June 28, 2003 in order to correct these errors. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements.

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

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

I NGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 26, 2004 (RESTATED)	SEPTEMBER 27, 2003 (RESTATED)
ASSETS

Current Assets:
Cash and Cash Equivalents	$51,454,581	$80,879,318
Receivables	33,963,621	34,220,658
Inventories	191,806,551	193,402,781
Other Current Assets	8,179,426	11,768,169

Total Current Assets	285,404,179	320,270,926
Property and Equipment – Net	750,656,525	739,023,467
Other Assets	14,553,825	16,155,680

Total Assets	$1,050,614,529	$1,075,450,073

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Short-term loans and current portion of long-term debt	$28,557,374	$38,032,125
Accounts payable, accrued expenses and current portion of other long-term liabilities	142,134,150	149,627,349

Total Current Liabilities	170,691,524	187,659,474
Deferred Income Taxes	38,111,578	39,663,578
Long-Term Debt	582,187,075	602,932,198
Other Long-Term Liabilities	6,458,344	8,599,709

Total Liabilities	797,448,521	838,854,959

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 11,602,818 shares issued and outstanding June 26, 2004; 10,635,419 shares issued and outstanding September 27, 2003	580,140	531,770
Class B, $0.05 par value; 100,000,000 shares authorized; 12,369,391 shares issued and outstanding June 26, 2004; 12,391,216 shares issued and outstanding September 27, 2003	618,470	619,561
Paid-in capital in excess of par value	112,001,668	102,465,443
Retained earnings	139,965,730	132,978,340

Total Stockholders’ Equity	253,166,008	236,595,114

Total Liabilities and Stockholders’ Equity	$1,050,614,529	$1,075,450,073

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 26, 2004 (RESTATED)	JUNE 28, 2003 (RESTATED)
Net sales	$537,447,444	$503,630,936
Cost of goods sold	396,406,337	372,485,283

Gross profit	141,041,107	131,145,653
Operating and administrative expenses	117,663,575	116,611,085
Rental income, net	2,181,604	2,035,833

Income from operations	25,559,136	16,570,401
Other income, net	1,004,266	1,528,007
Interest expense	13,037,225	12,838,129

Income before income taxes	13,526,177	5,260,279

Income taxes:
Current	8,510,000	1,007,000
Deferred	(3,273,000)	874,000

	5,237,000	1,881,000

Net income	$8,289,177	$3,379,279

Per share amounts:
Basic earnings per common share	$0.35	$0.15

Diluted earnings per common share	$0.35	$0.15

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 26, 2004 (RESTATED)	JUNE 28, 2003 (RESTATED)
Net sales	$1,592,546,027	$1,488,130,084
Cost of goods sold	1,180,988,051	1,098,732,951

Gross profit	411,557,976	389,397,133
Operating and administrative expenses	354,232,269	347,961,933
Rental income, net	5,419,195	6,548,093

Income from operations	62,744,902	47,983,293
Other income, net	6,525,132	3,343,692
Interest expense	40,619,183	38,066,394

Income before income taxes	28,650,851	13,260,591

Income taxes:
Current	11,554,000	7,109,000
Deferred	(841,000)	(2,326,000)

	10,713,000	4,783,000

Net income	$17,937,851	$8,477,591

Per share amounts
Basic earnings per common share	$0.77	$0.37

Diluted earnings per common share	$0.77	$0.37

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 26, 2004 AND JUNE 28, 2003

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS (RESTATED)	TOTAL (RESTATED)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002 (as previously reported)	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$137,270,604	$238,558,848
Restatement adjustments	—	—	—	—	—	(6,992,000)	(6,992,000)

Balance, September 28, 2002 (as restated)	10,189,807	509,490	12,597,932	629,897	100,148,857	130,278,604	231,566,848
Net income	—	—	—	—	—	8,477,591	8,477,591
Cash dividends	—	—	—	—	—	(10,726,938)	(10,726,938)
Exercise of stock options	104,225	5,211	—	—	1,015,679	—	1,020,890
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, June 28, 2003	10,500,748	$525,037	12,391,216	$619,561	$101,164,536	$128,029,257	$230,338,391

Balance, September 27, 2003 (as previously reported)	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$139,946,340	$243,563,114
Restatement adjustments	—	—	—	—	—	(6,968,000)	(6,968,000)

Balance, September 27, 2003 (as restated)	10,635,419	531,770	12,391,216	619,561	102,465,443	132,978,340	236,595,114
Net income	—	—	—	—	—	17,937,851	17,937,851
Cash dividends	—	—	—	—	—	(10,950,461)	(10,950,461)
Exercise of stock options	945,574	47,279	—	—	9,536,225	—	9,583,504
Common stock conversions	21,825	1,091	(21,825)	(1,091)	—	—	—

Balance, June 26, 2004	11,602,818	$580,140	12,369,391	$618,470	$112,001,668	$139,965,730	$253,166,008

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 26, 2004 (RESTATED)	JUNE 28, 2003 (RESTATED)
Cash Flows from Operating Activities:
Net income	$17,937,851	$8,477,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,634,000	38,252,369
Amortization of deferred gain on sale/leasebacks	(298,249)	(761,026)
Gains on disposals of property and equipment	(5,479,896)	(2,181,958)
Receipt of advance payments from vendors	1,938,000	2,530,546
Recognition of advance payments from vendors	(5,423,151)	(3,770,439)
Deferred income taxes	(841,000)	(2,326,000)
Changes in operating assets and liabilities:
Receivables	1,799,037	1,567,297
Inventory	1,596,230	(6,083,502)
Other assets	2,190,242	(2,342,111)
Accounts payable and accrued expenses	(3,158,142)	(4,347,895)

Net Cash Provided by Operating Activities	52,894,922	29,014,872

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	10,369,802	3,433,386
Capital expenditures	(60,848,645)	(58,119,635)

Net Cash Used in Investing Activities	(50,478,843)	(54,686,249)

Cash Flows from Financing Activities:
Proceeds from issuance of long-term debt and advances on lines of credit	—	120,000,000
Debt issuance costs	(253,985)	(1,058,125)
Principal payments on long-term debt	(30,219,874)	(59,094,395)
Proceeds from exercise of stock options	9,583,504	1,020,890
Dividends paid	(10,950,461)	(10,726,938)

Net Cash (Used)/Provided (by)/in Financing Activities	(31,840,816)	50,141,432

Net (Decrease) Increase in Cash and Cash Equivalents	(29,424,737)	24,470,055
Cash and cash equivalents at beginning of period	80,879,318	46,914,305

Cash and Cash Equivalents at End of Period	$51,454,581	$71,384,360

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 26, 2004 and June 28, 2003

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 26, 2004, and the results of operations, changes in stockholders’ equity and cash flows for the three-month and nine-month periods ended June 26, 2004 and June 28, 2003. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2004 filed by the Company under the Securities Exchange Act of 1934 on February 10, 2005, which includes restated audited financial statements for the year ended September 27, 2003.

The results of operations for the three-month and nine-month periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 28, 2003 have been reclassified for comparative purposes.

B. RESTATEMENT

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items were accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. The accompanying condensed consolidated financial statements for the fiscal quarters and nine month periods ended June 26, 2004 and June 28, 2003 are restated in order to correct these errors.

Summary of Restatement Impact on Net Income and Retained Earnings

The restatement resulted in an increase to income before income taxes of $139,000 ($86,000 net of income taxes) for the quarter ended June 26, 2004 and a decrease to income before income taxes of $310,000 ($191,000 net of income taxes) for the quarter ended June 28, 2003.

The restatement resulted in an increase to income before income taxes of $1.2 million ($726,000 net of income taxes) for the nine months ended June 26, 2004 and a decrease to income before income taxes of $143,000 ($88,000 net of income taxes) for the nine months ended June 28,2003.

The total of the cumulative adjustments to retained earnings for this restatement, before the effect of income taxes, as detailed below is approximately $10.1 million and $11.3 million through June 26, 2004 and September 27, 2003, respectively. The income tax benefit of these adjustments totals approximately $3.9 million and $4.3 million through June 26, 2004 and September 27, 2003, respectively, resulting in a net cumulative adjustment to retained earnings of approximately $6.2 million and $7.0 million through June 26, 2004 and September 27, 2003, respectively.

Details of the errors corrected in the restatement are as follows.

Vendor Allowance Errors

Vendor allowance errors were due primarily to certain allowances related to agreements entered into prior to fiscal 2004, which were recognized in the results of operations when billed. These allowances should have been deferred and recognized over certain measurable criteria, such as purchase volumes or passage of time. Other errors included the recording of erroneous charges to vendors and the omission of the recording of receivables which were recognized in a later period than they were recorded. These errors were corrected in the period in which the error was identified, but resulted in income and expense being recorded in the incorrect periods.

The correction of these errors increased income before income taxes by approximately $500,000 for the quarter ended June 26, 2004 and decreased income before income taxes by approximately $82,000 for the quarter ended June 28, 2003. For the nine month period ended June 26, 2004, the correction of these errors increased income before income taxes by approximately $1.5 million and $243,000, respectively. The cumulative decrease to retained earnings for correction of these errors, before giving effect to income taxes, was approximately $4.6 million and $6.1 million at June 26, 2004 and September 27, 2003, respectively.

Closing Process Errors

Closing process errors included incorrect assumptions used in calculating property tax accruals due to erroneous estimates of receivables due from tenants for the reimbursements of property taxes and inaccurate or omitted accruals of certain other revenue and expense items.

The correction of these errors decreased income before income taxes by approximately $316,000 and $179,000 for the quarters ended June 26, 2004 and June 28, 2003, respectively. For the nine month periods ended June 26, 2004 and June 28, 2003, the correction of these errors decreased income before income taxes by approximately $198,000 and $235,000, respectively. The cumulative decrease to retained earnings for these errors, before giving effect to income taxes, through June 26, 2004 and September 27, 2003 was approximately $2.8 million and $2.6 million, respectively.

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

The correction of these errors decreased income before income taxes by approximately $45,000 and $49,000, for the quarters ended June 26, 2004 and June 28, 2003, respectively. For the nine month period ended June 26, 2004 and June 28, 2003, the correction of these errors decreased income before income taxes by approximately $141,000 and $151,000, respectively. The cumulative decrease to retained earnings, before giving effect to income taxes, due to errors in these lease transactions totaled approximately $2.7 million and $2.6 million through June 26, 2004 and September 27, 2003, respectively.

The effect of these restatements had no impact on cash flows; however the impact on the unaudited condensed consolidated balance sheets, the unaudited condensed consolidated statements of income and earnings per common share are included in the table below.

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Balance Sheet (unaudited)
As of June 26, 2004
Cash and Cash Equivalents	$51,441	$51,455
Receivables	33,849	33,964
Inventories	192,544	191,806
Other Current Assets	6,668	8,179
Total Current Assets	284,501	285,404
Property and Equipment - Net	752,676	750,657
Other Assets	14,240	14,554
Total Assets	1,051,417	1,050,615
Accounts payable, accrued expenses and current portion of other long-term liabilities	140,802	142,134
Total Current Liabilities	169,360	170,692
Deferred Income Taxes Payable	39,205	38,112
Other Long-Term Liabilities	1,257	6,458
Total Liabilities	792,009	797,449
Retained Earnings	146,208	139,966
Total Stockholders’ Equity	259,408	253,166
Total Liabilities and Stockholders’ Equity	$1,051,417	$1,050,615

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Statements of Income (unaudited)
For the three months ended June 26, 2004
Net sales	$537,908	$537,447
Cost of goods sold	396,987	396,406
Gross profit	140,921	141,041
Operating and administrative expenses	117,706	117,664
Rental income, net	2,205	2,182
Income from operations	25,420	25,559
Interest expense	13,037	13,037
Income before income taxes	13,387	13,526
Income taxes	5,184	5,237
Net income	$8,203	$8,289
Basic earnings per common share	$0.35	$0.35
Diluted earnings per common share	$0.35	$0.35

Condensed Consolidated Statements of Income (unaudited)
For the nine months ended June 26, 2004
Net sales	$1,593,302	$1,592,546
Cost of goods sold	1,182,978	1,180,988
Gross profit	410,324	411,558
Operating and administrative expenses	354,258	354,232
Rental income, net	5,488	5,419
Income from operations	61,554	62,745
Interest expense	40,607	40,619
Income before income taxes	27,472	28,651
Income taxes	10,260	10,713
Net income	$17,212	$17,938
Basic earnings per common share	$0.74	$0.77
Diluted earnings per common share	$0.74	$0.77

Condensed Consolidated Balance Sheet (unaudited)
As of September 27, 2003
Cash and Cash Equivalents	$80,865	$80,879
Receivables	31,014	34,221
Inventories	194,835	193,403
Other Current Assets	8,351	11,768
Total Current Assets	315,065	320,271
Property and Equipment - Net	740,834	739,023
Other Assets	15,760	16,156
Total Assets	1,071,659	1,075,450
Accounts payable, accrued expenses and current portion of other long-term liabilities	144,588	149,627
Total Current Liabilities	182,620	187,659
Deferred Income Taxes Payable	40,615	39,664
Other Long-Term Liabilities	1,930	8,600
Total Liabilities	828,096	838,855
Retained Earnings	139,946	132,978
Total Stockholders’ Equity	243,563	236,595
Total Liabilities and Stockholders’ Equity	$1,071,659	$1,075,450

	(IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
	AS PREVIOUSLY REPORTED	AS RESTATED
Condensed Consolidated Statements of Income (unaudited)
For the three months ended June 28, 2003
Cost of goods sold	$372,227	$372,485
Gross profit	131,404	131,146
Operating and administrative expenses	116,553	116,612
Rental income, net	2,030	2,036
Income from operations	16,880	16,570
Income before income taxes	5,570	5,260
Income taxes	2,000	1,881
Net income	$3,570	$3,379
Basic earnings per common share	$0.15	$0.15
Diluted earnings per common share	$0.15	$0.15

Condensed Consolidated Statements of Income (unaudited)
For the nine months ended June 28, 2003
Cost of goods sold	$1,098,806	$1,098,733
Gross profit	389,324	389,397
Operating and administrative expenses	347,713	347,962
Rental income, net	6,530	6,548
Income from operations	48,141	47,983
Other income (expense), net	3,344	3,344
Interest expense	38,081	38,066
Income before income taxes	13,404	13,261
Income taxes	4,838	4,783
Net income	$8,566	$8,478
Basic earnings per common share	$0.37	$0.37
Diluted earnings per common share	$0.37	$0.37

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

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003
BASIC
Net income	$8,289,177	$3,379,279	$17,937,851	$8,477,591
Net income, pro forma	$8,263,293	$3,432,746	$17,865,083	$8,163,178
Basic earnings per common share	$0.35	$0.15	$0.77	$0.37
Basic earnings per common share, pro forma	$0.35	$0.15	$0.76	$0.36
DILUTED
Diluted earnings	$8,289,177	$3,379,279	$17,937,851	$8,477,591
Diluted earnings, pro forma	$8,263,293	$3,432,746	$17,865,083	$8,163,178
Diluted earnings per common share	$0.35	$0.15	$0.77	$0.37
Diluted earnings per common share, pro forma	$0.35	$0.15	$0.76	$0.35

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $528,845 and $438,509 at June 26, 2004 and September 27, 2003, respectively.

E. ACCOUNTS PAYABLE, ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 26, 2004	SEPTEMBER 27, 2003
Accounts payable-trade	$86,343,492	$88,163,336
Property, payroll, and other taxes payable	12,757,042	14,750,386
Salaries, wages and bonuses payable	13,220,077	13,352,858
Self-insurance reserves	7,590,821	6,465,843
Interest	3,842,135	12,144,729
Income taxes	5,049,125	—
Other	13,331,458	14,750,197

	$142,134,150	$149,627,349

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

F. LONG-TERM DEBT

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

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 7, 2004, January 14, 2004 and October 8, 2003 to stockholders of record on March 29, 2004, January 5, 2004 and September 30, 2003, respectively.

H. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003
BASIC:
Net income	$8,289,177	$3,379,279	$17,937,851	$8,477,591

Weighted average number of common shares outstanding	23,765,075	22,846,412	23,382,163	22,852,999

Basic earnings per common share	$0.35	$0.15	$0.77	$0.37

DILUTED:
Net income	$8,289,177	$3,379,279	$17,937,851	$8,477,591

Weighted average number of common shares and common stock equivalent shares outstanding	23,819,468	22,893,771	23,419,626	23,024,166

Diluted earnings per common share item	$0.35	$0.15	$0.77	$0.37

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004	JUNE 28, 2003	JUNE 26, 2004	JUNE 28, 2003
Revenues from unaffiliated customers:
Grocery sales	$508,698	$479,871	$1,513,883	$1,418,498
Shopping center rentals	3,799	3,685	10,677	11,606
Fluid dairy	28,749	23,760	78,663	69,632

Total revenues from unaffiliated customers	$541,246	$507,316	$1,603,223	$1,499,736

Income from operations:
Grocery sales	$20,992	$11,994	$50,462	$33,379
Shopping center rentals	2,182	2,036	5,419	6,548
Fluid dairy	2,385	2,540	6,864	8,056

Total income from operations	$25,559	$16,570	$62,745	$47,983

	JUNE 26, 2004	SEPTEMBER 27, 2003
Assets:
Grocery sales	$902,464	$932,860
Shopping center rentals	117,694	112,264
Fluid dairy	32,489	32,249
Elimination of intercompany receivable	(2,032)	(1,923)

Total assets	$1,050,615	$1,075,450

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is filing this Form 10-Q/A for purposes of restating its consolidated financial statements for the periods ended June 26, 2004 and June 28, 2003 in order to correct the errors identified above. The adjustments made to Ingles’ financial statements are further described in Note B to the consolidated financial statements. All discussion in this Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement.

Overview

Ingles, a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (79), North Carolina (60), South Carolina (34), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 26, 2004, the Company operated 35 in-store pharmacies and 19 fuel centers.

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

	Three Months Ended		Nine Months Ended
	JUNE 26, 2004 (RESTATED)	JUNE 28, 2003 (RESTATED)	JUNE 26, 2004 (RESTATED)	JUNE 28, 2003 (RESTATED)
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.2%	26.0%	25.8%	26.2%
Operating and administrative expenses	21.9%	23.1%	22.2%	23.4%
Rental income, net	0.4%	0.4%	0.3%	0.4%
Income from operations	4.7%	3.3%	3.9%	3.2%
Other income, net	0.2%	0.3%	0.4%	0.2%
Interest expense	2.4%	2.5%	2.6%	2.5%
Income taxes	1.0%	0.4%	0.6%	0.3%
Net income	1.5%	0.7%	1.1%	0.6%

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

Net Sales. Net sales increased $33.8 million or 6.7% to $537.4 million for the three months ended June 26, 2004 from $503.6 million for the three months ended June 28, 2003. Comparable store sales for the same period grew $29.9 million or 6.5%. Ingles operated 196 stores at June 26, 2004, compared to 199 stores at June 28, 2003. Retail square footage was virtually unchanged at June 26, 2004 compared to June 28, 2003 as square footage for new and expanded stores approximated the square footage of stores closed.

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

Gross Profit. Gross profit for the three-month period ended June 26, 2004, increased $9.9 million or 7.6% to $141.0 million, or 26.2% of sales, compared to $131.1 million, or 26.0% of sales, for the three-month period ended June 28, 2003. The increase in gross profit dollars was primarily due to the higher sales volume. Gross profit as a percentage of sales stabilized in the June 2004 quarter after a decline year over year in the first six months. This stabilization has resulted in part from improved purchasing negotiation and sales growth in the higher margin perishable departments.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $1.0 million or 0.9% to $117.6 million for the three months ended June 26, 2004, from $116.6 million for the three months ended June 28, 2003. As a percentage of sales, operating and administrative expenses decreased to 21.9% for the three months ended June 26, 2004 compared to 23.1% for the three months ended June 28, 2003, respectively. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(RESTATED) In millions	Increase (decrease) as a% of sales
Equipment rent	$(3.6)	(0.7)%
Salaries and wages	$2.9	(0.1)%
Advertising and promotion	$(2.4)	(0.5)%
Depreciation and amortization	$1.2	0.1%
Taxes and licenses	$1.0	0.1%
Insurance	$0.8	0.1%
Bank charges	$0.5	—
Warehousing and transportation	$0.4	—
Utilities	$0.3	—

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

Interest Expense. Interest expense increased $0.2 million for the three-month period ended June 26, 2004 to $13.0 million from $12.8 million for the three-month period ended June 28, 2003. In May 2003, the Company issued an additional $100.0 million of its existing 8 7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates and shorter maturity than the Notes. Total debt at June 2004 was $610.7 million compared to $657.5 million at June 2003; however interest expense increased comparatively as the additional Notes were not issued until late in the June 2003 quarter.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.7% in the June 2004 quarter compared to 35.8% in the June 2003 quarter due to higher state income taxes.

Net Income. Net income increased $4.9 million or 145.3% for the three-month period ended June 26, 2004 to $8.3 million compared to $3.4 million for the three-month period ended June 28, 2003. Net income, as a percentage of sales, was 1.5% for the June 2004 quarter and 0.7% for the June 2003 quarter. Basic and diluted earnings per share were $0.35 and $0.15 for the June 2004 and June 2003 quarters, respectively.

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

Net Sales. Net sales for the nine months ended June 26, 2004 increased $104.4 million or 7.0% to $1.59 billion, compared to $1.49 billion for the nine months ended June 28, 2003. Comparable store sales increased $85.8 million or 6.2% for the same period. As mentioned in the three-month discussion, the increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however the largest percentage increase in sales was in the meat department, which was partially attributable to inflation in meat prices during the nine-month period and the trend towards lower carbohydrate diets.

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

Gross Profit. Gross profit for the nine months ended June 26, 2004 increased 5.7% to $411.6 million compared to $389.3 million, for the nine months ended June 28, 2003. As a percentage of sales, gross profit decreased to 25.8% for the nine months ended June 26, 2004 from 26.2% for the nine months ended June 28, 2003.

A one time charge from the adoption of EITF 02-16 resulted in a non-cash charge to cost of goods sold of $2.6 million, or 0.7% of the 5.7% increase in gross profit, during the nine-month period ended June 28, 2003. The remaining 5.0% increase was due to the higher sales volume, partially offset by increased promotional activity.

Gross profit for the Company’s milk processing subsidiary decreased $0.9 million or 6.1% for the June 2004 nine-month period compared to the June 2003 nine-month period due primarily to the loss of two high margin food service cream accounts.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.3 million or 1.8% to $354.2 million for the nine months ended June 26, 2004, from $347.9 million for the nine months ended June 28, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.2% for the June 2004 nine-month period from 23.4% for the same period last year. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(RESTATED) In millions	Increase (decrease) as a % of sales
Equipment rent	$(9.9)	(0.7)%
Salaries and wages	$9.4	—
Advertising and promotion	$(5.2)	(0.4)%
Depreciation and amortization	$4.0	0.1%
Taxes and licenses	$2.0	—
Warehouse expense	$1.3	—
Store supplies	$1.3	—
Insurance	$1.3	—

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

Rental Income, Net. Rental income, net decreased $1.1 million to $5.4 million in the June 2004 nine-month period from $6.5 million in the June 2003 comparable period. Gross rental income decreased $0.9 million, while shopping center expenses increased $0.2 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004 and increased rental of previously vacant property in the third quarter of the 2004 nine-month period.

Other Income, Net. Other income, net increased $3.2 million to $6.5 million for the June 2004 nine-month period from $3.3 million for the comparable period in fiscal 2003. During the June 2004 nine-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $3.9 million and three out-parcels adjacent to existing store locations for gains of $1.8 million. In the June 2003 nine-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $1.1 million and recorded a gain of $0.9 million from a payment received due to a state condemnation for the construction of a highway on land adjacent to a former store location.

Interest Expense. Interest expense increased $2.5 million to $40.6 million for the nine months ended June 26, 2004 from $38.1 million for the nine months ended June 28, 2003, due primarily to the issuance of the Notes in May 2003 mentioned in the three-month discussion.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.4% in the June 2004 nine-month period compared to 36.1% in the June 2003 nine-month period.

Net Income. Net income increased $9.4 million or 111.6% for the June 2004 nine-month period to $17.9 million, or 1.1% of sales, compared to $8.5 million, or 0.6% of sales, for the June 2003 nine-month period. Basic and diluted earnings per common share were $0.77 and $0.37 for the June 2004 and June 2003 nine-month period, respectively. The one time charge from adoption of EITF 02-16 reduced net income $1.6 million, or $0.07 per diluted share, in the 2003 nine-month period.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 26, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $362.7 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $44.0 million based on tangible net worth at June 26, 2004. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

On December 6, 2004, the Company announced that it was delaying the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. The Company filed a Form 12b-25 with respect to that delayed filing on December 9, 2004. The Company is filing this amendment on Form 10-Q/A for the fiscal quarter ended June 26, 2004 to reflect the restatement of its unaudited consolidated financial statements, the notes thereto, and the related disclosures to reflect the proper recognition of vendor allowances and certain revenue and expense items in the appropriate accounting period. In addition, the Company identified accounting errors related to certain lease transactions which have been corrected as a part of this restatement. The Company has also filed Forms 10-Q/A for the fiscal quarters ended December 27, 2003 and March 27, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods. The Company is also filing its Form 10-K for its fiscal year ended September 25, 2004 reflecting restatements of its financial statements for the fiscal years 2002 and 2003 for the same reasons as mentioned above.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 26, 2004, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements, including the related weaknesses in its internal control over financial reporting identified during the internal investigation. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

The errors giving rise to the restatement relate to the recognition of certain vendor allowances in the Company’s financial statements, the recording of certain other revenue and expense items in the proper accounting period principally due to errors in the financial statement closing process and errors in the accounting for certain lease transactions.

The errors related to the recognition of vendor allowances occurred because of a variety of factors including incomplete or inaccurate information concerning vendor allowances provided internally by certain company associates dealing with vendors, due in certain circumstances to inappropriate actions of certain former officers of the Company, and the complexity of guidance relating to the accounting for vendor allowances. Prior to the quarter covered by this report, the Company had implemented additional controls and procedures designed to ensure that information regarding vendor allowances provided internally was complete and accurate, including new requirements regarding the signing of vendor invoices and new approvals for vendor invoices and contracts with vendors, however such controls did not address the reporting or disclosure of previously recorded transactions. The Company believes that these additional controls and procedures substantially corrected any material weakness in existence prior to the June 2004 quarter relating to the recognition of vendor allowances.

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