Form 10-K
period 2004-09-25
INGLES MARKETS INC
filed 2005-02-11
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2004

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

As of March 27, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on March 27, 2004, was approximately $120.8 million. As of February 4, 2005, the registrant has 11,754,870 shares of Class A Common Stock outstanding and 12,367,091 shares of Class B Common Stock outstanding.

EXPLANATORY NOTE

Restated financial statements, the notes thereto, and related disclosures for the fiscal years ended September 27, 2003 and September 28, 2002 are included in this Ingles Markets, Incorporated (“Ingles” or the “Company”) Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended September 25, 2004.

During preparation for its annual audit and annual report on this Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. Ingles is including the restated consolidated financial statements for the fiscal years ended September 27, 2003 and September 28, 2002 in this Form 10-K in order to correct these errors. The adjustments made to Ingles’ financial statements are further described in Note 2 to the Consolidated Financial Statements.

PART I

Item 1.	BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (78), North Carolina (60), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods, including delicatessen sections. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today’s shoppers. Design features of the Company’s modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a “one-stop” shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $335 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company has begun to operate full-service pharmacies and gas stations at some of its stores.

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

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company’s supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 69% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 74 shopping centers, 57 of which contain an Ingles supermarket, and owns 75 additional properties that contain a free-standing Ingles store. The Company also owns four undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 25, 2004, Mr. Ingle owns or controls approximately 87% of the combined voting power and 50% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 12 to the Consolidated Financial Statements of this report on Form 10-K):

	Fiscal Year Ended September
	2004		2003 (Restated)		2002 (Restated)
Revenues from unaffiliated customers:
Grocery sales	$2,030.4	94.4%	$1,897.3	94.6%	$1,867.9	94.5%
Shopping center rentals	13.9	0.6%	15.0	0.7%	15.6	0.8%
Fluid dairy	107.0	5.0%	93.8	4.7%	92.6	4.7%

	$2,151.3	100.0%	$2,006.1	100.0%	$1,976.1	100.0%

Income from operations:
Grocery sales	$69.3	80.5%	$45.1	70.8%	$47.8	69.8%
Shopping center rentals	7.1	8.2%	8.3	13.0%	9.1	13.2%
Fluid dairy	9.7	11.3%	10.3	16.2%	11.6	17.0%

	86.1	100.0%	63.7	100.0%	68.5	100.0%

Other income, net	13.6		15.0		3.1
Interest expense	53.7		51.9		52.2

Income before income taxes	$46.0		$26.8		$19.4

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 25, 2004, the Company operated 191 supermarkets under the name “Ingles”, two supermarkets under the name “Best Food” and three supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Best Food” and “Sav-Mor” store concepts accommodate smaller shopping areas and carry a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles’ high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2004	2003	2002	2004	2003	2002
North Carolina	60	60	60	36%	35%	35%
South Carolina	35	33	31	16%	16%	15%
Georgia	78	81	83	37%	38%	39%
Tennessee	20	21	21	10%	10%	10%
Virginia	2	2	2	1%	1%	1%
Alabama	1	1	1	—	—	—

	196	198	198	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience and value. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express”. At September 25, 2004, the Company operated 35 pharmacies and 21 fuel stations. The Company plans to continue to incorporate these new departments in select stores during fiscal 2005. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2004	2003	2002	2001	2000(1)
Weighted Average Sales Per Store (000’s) (2)	$10,302	$9,582	$9,266	$9,004	$8,856
Total Square Feet at End of Year (000’s)	9,251	9,236	9,000	9,081	8,914
Average Total Square Feet per Store	47,198	46,648	45,454	44,736	42,855
Average Square Feet of Selling Space per Store (3)	33,039	32,654	31,817	31,315	29,999

(1)	Fiscal 2000 was a 53-week year.

(2)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated.

(3)	Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a “one-stop” shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company’s full-service meat departments are generally designed so that customers can see Ingles’ employees at work and so that its butchers are readily accessible to its customers. Many of the Company’s stores offer a wide selection of fresh fish and seafood. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere. The Company is expanding its lines of natural and organic products as demand for these products grows.

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. In the Company’s prototype stores, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies add to the one-stop shopping experience. Most Ingles stores also offer a wide selection of domestic, premium, micro brewery and imported beers and domestic and imported wines. The floral department offers balloons, flowers and plants. The media department features new movie releases, popularly priced computer software and snack items all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders and send or receive money wires from the customer service department or receive cash back at the check-out counter with a debit card.

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

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. Ingles introduced its Ingles Advantage Savings and Reward Card (“the Card”) at the beginning of fiscal 2004. The Card program is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns in order to market directly to the customers.

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

Approximately 14% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $212 million in fiscal 2004, $210 million in fiscal 2003, and $197 million in fiscal 2002. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $37 million in fiscal 2004, $36 million in fiscal 2003 and $35 million in fiscal 2002. The Company has a fee arrangement with MDI for items it purchases from MDI, based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 25, 2004 totaling 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 23% of the Company’s inventory requirements, primarily beverages, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 106 tractors and 421 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

	2004	2003	2002	2001	2000
Number of Stores:
Opened (1)	2	4	0	2	4
Closed (1)	4	4	5	7	2
Major remodels and replacements	3	4	3	9	11
Minor remodels	2	3	10	6	8
Stores open at end of period	196	198	198	203	208
Size of Stores:
Less than 30,000 sq. ft.	16	16	18	21	26
30,000 up to 41,999 sq. ft.	53	55	58	60	67
42,000 up to 51,999 sq. ft.	32	34	35	36	39
At least 52,000 sq. ft.	95	93	87	86	76
Average store size (sq. ft.)	47,198	46,648	45,454	44,736	42,855

(1)	Excludes new stores opened to replace existing stores.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Employees and Labor Relations

At September 25, 2004, the Company had approximately 14,700 employees, of which 92% are supermarket personnel. Approximately 56% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for the trade and service marks are: “Ingles” – September 14, 2005, “Laura Lynn” – March 13, 2014, “Land O’ Sky” – April 16, 2010 and “You get a lot more. You pay a lot less.” – September 24, 2006. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

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

Owned Properties

The Company owns and operates 74 shopping centers, 57 of which contain an Ingles supermarket, and owns 75 additional properties that contain a free-standing Ingles store. The Company also owns four undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2004, the Company spent $12.0 million for the purchase of land and received $26.0 million for the sale of properties owned by Ingles.

The shopping centers owned by the Company contain an aggregate of 5.7 million square feet of leasable space, of which 2.6 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

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

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 116,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 7 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 64 locations leased from various unaffiliated third parties. The Company also leases 23 supermarket facilities in which it is not currently operating, 7 of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $10.26 per square foot. During fiscal years 2004, 2003 and 2002, the Company paid a total of $18.8 million, $18.8 million and $16.6 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 25, 2004, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2005-2020	5
2021-2040	15
2041 or after	68

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.	LEGAL PROCEEDINGS

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

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA. As has previously been disclosed, the Company has been subject to potential delisting proceedings by the Nasdaq Stock Market due to its failure to timely file this Form 10-K for the fiscal year ended September 25, 2004. As a result of these proceedings, starting December 30, 2004 the Nasdaq symbol for the Company’s Class A Common Stock was changed from IMKTA to IMKTE. The Company will trade under this revised symbol until conclusion of the Nasdaq proceedings. The Company attended a hearing with the Nasdaq Listing Qualifications Panel on January 27, 2005 with respect to the Company’s request for an extension of time to file this Form 10-K. The panel has not yet ruled, and the Company’s stock continues to trade on Nasdaq. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.

As of February 4, 2005, there were approximately 893 holders of record of the Company’s Class A Common Stock and 195 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2004 Fiscal Year	High	Low
First Quarter (ended December 27, 2003)	$10.45	$9.78
Second Quarter (ended March 27, 2004)	$12.10	$10.21
Third Quarter (ended June 26, 2004)	$11.80	$10.52
Fourth Quarter (ended September 25, 2004)	$12.28	$10.75

2003 Fiscal Year	High	Low
First Quarter (ended December 28, 2002)	$11.96	$9.85
Second Quarter (ended March 29, 2003)	$11.89	$9.75
Third Quarter (ended June 28, 2003)	$10.16	$9.53
Fourth Quarter (ended September 27, 2003)	$10.20	$9.58

On February 4, 2005, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s National Market was $13.05 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-four fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2004 and fiscal 2003 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on January 12, 2005 to common stockholders of record on January 3, 2005.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 7 to the Consolidated Financial Statements of this report on Form 10-K).

Equity Compensation Plan Information

The following table provides information as of September 25, 2004 with respect to the Company’s shares of Class A Common Stock that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	814,050	$11.05	5,496,730

(1)	All shares relate to the Amended and Restated Non-qualified 1997 Stock Option Plan.

The Company does not have any equity compensation plans not approved by its stockholders.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s consolidated financial statements. The information should be read in conjunction with the information under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” and in the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein. For purposes of the selected financial data, fiscal 2001 and fiscal 2000 have been restated for the same adjustments as described in Note 2 to the Consolidated Financial Statements.

Selected Income Statement Data for the Year Ended September

(in thousands except per share amounts)

	2004	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)
Net Sales	$2,137,426	$1,991,093	$1,960,462	$1,953,440	$1,916,200
Net Income	28,752	17,018	12,496	14,421	20,792
Diluted Earnings per Common Share	1.22	0.74	0.54	0.64	0.92
Cash Dividends per Common Share
Class A	0.66	0.66	0.66	0.66	0.66
Class B	0.60	0.60	0.60	0.60	0.60

Selected Balance Sheet Data at September (in thousands)
	2004	2003 (Restated)	2002 (Restated)	2001 (Restated)	2000 (Restated)
Current Assets	$313,866	$320,271	$278,521	$234,851	$219,838
Property and Equipment, net	738,219	739,023	721,533	722,888	701,108
Total Assets	1,063,687	1,075,450	1,013,813	962,446	927,088
Current Liabilities, including Current Portion of Long-Term Debt	186,111	187,659	186,545	197,139	198,158
Long-Term Liabilities, net of Current Portion (1)	575,473	611,532	559,691	497,371	463,362
Stockholders’ Equity	261,217	236,595	231,567	231,745	230,812

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of 2003 and 2002

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items had been accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. The consolidated financial statements included in this Form 10-K for fiscal 2003 and 2002 have been restated to correct these errors. The adjustments are further described in Note 2 to the Consolidated Financial Statements. See Item 9A for a discussion of material weakness in internal control.

Overview

Ingles, a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (78), North Carolina (60), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of September 25, 2004, the Company operates 35 in-store pharmacies and 21 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverages. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

Asset Impairments

The Company tests for impairment of long-lived assets annually unless events and changes in circumstances indicate that additional testing is necessary. The Company accounts for the impairment in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

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

Tax Contingencies

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax contingencies. The Company’s contingencies are adjusted in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of contingency provisions and changes to contingencies that the Company considers appropriate. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002, each includes 52 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the fiscal years ended September 25, 2004 and September 27, 2003 comparable store sales include 190 and 194 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 12 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2004	2003 (Restated)	2002 (Restated)
Net sales	100.0%	100.0%	100.0%
Gross profit	26.0	26.3	26.5
Operating and administrative expenses	22.3	23.5	23.4
Rental income, net	0.3	0.4	0.5
Income from operations	4.0	3.2	3.5
Other income, net	0.6	0.8	0.2
Interest expense	2.5	2.6	2.7
Income before income taxes	2.1	1.4	1.0
Income taxes	0.8	0.5	0.4
Net income	1.3	0.9	0.6

Fiscal Year Ended September 25, 2004 Compared to the Fiscal Year Ended September 27, 2003

Results for fiscal 2004 were strong due primarily to continued growth in both net sales and comparable store sales and a reduction in operating and administrative expenses, as a percentage of sales. Programs designed to build customer loyalty and improve the overall shopping experience of Ingles’ customers continued to result in earnings growth.

Net Sales. Fiscal 2004 was the 40th consecutive year Ingles achieved an increase in net sales and the first year the Company has exceeded the $2 billion sales level. Net sales increased 7.4% to $2.137 billion for the fiscal year ended September 25, 2004 from $1.991 billion for the fiscal year ended September 27, 2003. Comparable store sales increased $123.2 million or 6.7% for the same period. Ingles operated 196 stores at September 25, 2004 and 198 stores at September 27, 2003. During fiscal 2004, Ingles opened two new stores, replaced one store, closed four older stores and completed two major remodel/expansions and two minor remodels. Retail square footage increased 0.2% to 9.3 million square feet at September 25, 2004 compared to 9.2 million square feet at September 27, 2003.

Ingles introduced its Ingles Advantage Savings and Rewards Card (“the Card”) the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however sales growth in the meat department outpaced the other perishable departments, due primarily to inflation in meat prices and the trend toward low carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased 14.0% to $107.0 million for fiscal year 2004 compared to $93.8 million for fiscal year 2003. The sales increase is primarily attributable to an increase in raw milk costs in the September 2004 fiscal year, compared to the September 2003 fiscal year, which is passed on to the subsidiary’s customers in the pricing of milk products. The increase in sales was partially offset by the loss of two high margin food service cream accounts.

The Company expects more moderate sales growth in the upcoming fiscal year as sales comparisons are made to the high sales growth year of fiscal 2004. The Company expects that both the maturation of new and expanded stores and successful promotional efforts will continue to drive sales growth. It also currently expects sales of higher margin products to continue to increase due to the expansion of the perishable departments in stores that are new or remodeled.

Gross Profit. Gross profit for the fiscal year ended September 25, 2004, increased $31.3 million or 6.0% to $554.7 million, or 26.0% of sales, compared to $523.4 million, or 26.3% of sales, for the fiscal year ended September 27, 2003. Gross profit as a percentage of sales in the grocery department declined due to increased promotional activity surrounding the Card introduction. The decline was partially offset by increased sales and gross profit margins in the higher margin perishable departments.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $7.8 million or 1.7% to $475.7 million for the year ended September 25, 2004, from $467.9 million for the year ended September 27, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.3% for the fiscal year ended September 25, 2004, compared to 23.5% for the fiscal year ended September 27, 2003. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$10.5	(0.2)%
Depreciation and amortization	$7.2	0.2%
Equipment rent	$(13.0)	(0.7)%
Bank charges	$1.5	0.0%
Advertising and promotion	$(6.0)	(0.4)%
Taxes and licenses	$1.9	0.0%
Insurance	$2.0	0.0%
Warehousing and transportation	$1.6	0.0%
Utilities	$1.4	(0.1)%

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to management salaries allocated over higher sales dollars.

Equipment rent declined due to the purchase during fiscal 2004 of $9.6 million in existing store equipment that was previously under an operating lease.

Depreciation expense increased due to two new stores opened during the year, one of which is leased and one of which is owned, as well as one replacement store and two major remodel/expansions completed during the year. The purchase of the store equipment mentioned above that was previously under an operating lease also contributed to the depreciation expense increase.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

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

Rental Income, Net. Rental income, net decreased $1.2 million to $7.1 million for the 2004 year from $8.3 million for the 2003 year. Gross rental income decreased $1.1 million, while shopping center expenses increased $0.1 million. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004.

Other Income, Net. Other income, net decreased $1.3 million to $13.7 million for the year ended September 25, 2004 from $15.0 million for the year ended September 27, 2003.

Fiscal year 2004 includes net gains on the disposals of property and equipment totaling $11.8 million, including gains of $8.2 million on the sale of two shopping centers that did not contain an Ingles store, gains of $2.3 million from the sale of five outparcels adjacent to Ingles operating properties, a gain of $1.9 million from the sale of one undeveloped tract of land and a loss of $0.4 million due to the partial loss of tenant property in a shopping center due to fire.

Fiscal year 2003 includes net gains of $13.5 million, including a gain of $11.7 million on the sale of a shopping center that did not contain an Ingles store and a gain of $1.1 million on the sale of a free standing retail location that no longer contained an Ingles store.

Interest Expense. Interest expense increased $1.8 million for the year ended September 25, 2004 to $53.7 million from $51.9 million for the year ended September 27, 2003. In May 2003, the Company issued an additional $100 million of its existing 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates but shorter maturity than the Notes. Total debt at September 25, 2004 was $602.4 million compared to $641.0 million at September 27, 2003.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.6% for the September 2004 fiscal year compared to 36.6% for the 2003 fiscal year.

Net Income. Net income increased $11.7 million or 69.0% for the year ended September 25, 2004 to $28.7 million from $17.0 million for the year ended September 27, 2003. Net income, as a percentage of sales, was 1.3% for the fiscal 2004 period compared to 0.9% for the fiscal 2003 period. Basic and diluted earnings per share were $1.22 and $0.74 for 2004 and 2003, respectively.

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

Gross Profit. Gross profit for the fiscal year ended September 27, 2003, increased $4.7 million or 0.9% to $523.4 million, or 26.3% of sales compared to $518.7 million or 26.5% of sales for the fiscal year ended September 28, 2002. The Company previously recognized certain vendor allowances, principally slotting fees, as soon as the amount was contractually established and collection was probable. Under EITF 02-16, adopted during fiscal 2003, the Company changed its policy to include these allowances as a reduction in inventory value. Adoption of this policy resulted in a non-cash charge to cost of goods sold of $2.7 million.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.7 million or 1.9% to $468.0 million for the year ended September 27, 2003, from $459.3 million for the year ended September 28, 2002. As a percentage of sales, operating and administrative expenses were 23.5% and 23.4% for fiscal years 2003 and 2002, respectively. A variety of factors contributed to the increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) % of sales
Salaries and wages	$4.6	0.1%
Depreciation and amortization	$3.3	0.1%
Rent	$2.3	0.1%
Bank charges	$1.2	0.1%
Advertising	$(2.0)	(0.1)%
Insurance	$(2.1)	(0.1)%
Taxes and licenses	$1.4	0.1%

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

Rental Income, Net. Rental income, net decreased $0.8 million to $8.3 million for the 2003 year from $9.1 million for the 2002 year. Gross rental income decreased $0.6 million and shopping center expense increased $0.2 million. Gross rental income declined due primarily to the rejection of leases by K-Mart and Price Cutters in bankruptcy proceedings and the termination of two CVS leases.

Other Income, Net. Other income, net increased $11.9 million to $15.0 million for the year ended September 27, 2003 from $3.1 million for the year ended September 28, 2002. Fiscal year 2003 includes an $11.7 million gain on the sale of a shopping center that did not contain an Ingles store.

Interest Expense. Interest expense decreased $0.3 million for the year ended September 27, 2003 to $51.9 million from $52.2 million for the year ended September 28, 2002. In May 2003, the Company issued an additional $100 million of the existing 8-7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds of the Notes was used to repay $30.5 million of existing debt. Prior to the issuance of the additional Notes, aggregate debt had declined from the prior year resulting in a decline in interest expense.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.6% in the 2003 year compared to 35.8% in the fiscal 2002 year.

Net Income. Net income increased $4.5 million for the year ended September 27, 2003 to $17.0 million from $12.5 million for the year ended September 28, 2002. Net income, as a percentage of sales, was 0.9% for the fiscal 2003 period compared to 0.6% for the fiscal 2002 period. Basic earnings per share were $0.74 and $0.55 for 2003 and 2002, respectively. Diluted earnings per share were $0.74 and $0.54 per share for 2003 and 2002, respectively.

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

Capital expenditures totaled $71.1 million for the fiscal year ended September 25, 2004, including the opening of two new stores, the replacement of one store, major remodel and expansion of two stores, minor remodels at two stores and the opening of four fuel stations. Capital expenditures also included the purchase of four store sites, two shopping centers in which Ingles is a tenant, one free standing retail store leased to another retailer and one free standing Ingles retail store. Also included in the 2004 capital expenditure amount is the purchase of $9.6 million of existing store equipment previously under an operating lease. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2005.

Capital expenditures totaled $75.8 million for the fiscal year ended September 27, 2003, including the opening of four new stores, the replacement of one store, major remodel and expansion of three stores and minor remodels at three stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the purchase of future store sites, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2004.

Ingles’ capital expenditure plans for fiscal 2005 include investments of approximately $70 million. The Company plans to open three new stores and complete two major remodel/expansions in fiscal 2005. Expenditures will also include investments in stores expected to open in fiscal 2006 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at September 25, 2004 totaled $3.2 million.

Liquidity

The Company generated $87.7 million of cash from operations in fiscal 2004.

Cash used by investing activities totaled $45.1 million comprised of $71.1 million of capital expenditures during the period, partially offset by $26.0 million of proceeds from the sale of assets.

During fiscal year 2004, the Company’s financing activities used $42.9 million in cash, including principal payments on long-term debt of $38.5 million and dividend payments of $14.7 million, offset in part by cash received from the exercise of stock options of $10.6 million.

At September 25, 2004, the Company had committed lines of credit with five banks totaling $135.0 million. No amounts were borrowed under the lines of credit at September 25, 2004; however letters of credit totaling $18.6 million reduced the amount available to be drawn under these lines to $116.4 million at September 25, 2004. Of the $135 million of committed lines of credit, $120 million matures in October 2006 and $15 million matures in October and November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 25, 2004.

At September 25, 2004, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. As has been previously disclosed by the Company, the Company was not able to file this Form 10-K timely with the Securities and Exchange Commission as a result of delays created by an internal investigation. This resulted in default under provisions of the indenture governing the Notes requiring timely filing of periodic reports and requiring delivery of periodic reports and certification to the trustee under the indenture. Upon the filing of this Form 10-K with the Securities and Exchange Commission, the Company cured such defaults. A default also exists under the indenture as a result of the Company’s failure to timely file its Form 10-Q for the first quarter of fiscal 2005. The Company intends to cure this default within the applicable cure period under the indenture.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 25, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $364.6 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 25, 2004.

Payment due by period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$602,434	$31,196	$46,950	$63,529	$460,759
Operating leases	216,664	25,694	35,883	28,749	126,338
Construction commitments	3,236	3,236	—	—	—

Total	$822,334	$60,126	$82,833	$92,278	$587,097

Amounts available to the Company under commercial commitments as of September 25, 2004, were as follows:

Amount of Commitment Expiration Per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$116,371	$(16,344)	$132,715	—	—
Letters of credit-standby	18,629	16,344	2,285	—	—

Potential commercial commitments	$135,000	$—	$135,000	—	—

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $52.3 million based on tangible net worth at September 25, 2004. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during fiscal 2004, 2003 and 2002 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, including business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; whether the ongoing SEC informal inquiry becomes a formal investigation and the ultimate resolution of the SEC’s inquiry; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 25, 2004 and September 27, 2003 (in thousands):

September 25, 2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—
Long-term debt	$31,196	$16,299	$30,651	$53,278	$10,251	$460,759	$602,434	$631,964
Average interest rate (fixed)	8.60%	8.44%	8.60%	8.05%	9.18%	8.88%	8.77%

September 27, 2003	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—
Long-term debt	$38,032	$31,010	$16,426	$31,092	$53,195	$471,209	$640,964	$647,692
Average interest rate (fixed)	8.40%	8.72%	8.52%	8.63%	8.07%	8.89%	8.76%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 25, 2004, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company are included on pages 35 through 56 of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm;

Consolidated Balance Sheets as of September 25, 2004 and September 27, 2003 (as restated);

Consolidated Statements of Income for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Consolidated Statements of Cash Flows for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Notes to Consolidated Financial Statements;

Selected quarterly financial data required by this Item is included in Note 13 of the Consolidated Financial Statements.

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

On December 6, 2004, the Company announced that it was delaying the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. The Company filed a Form 12b-25 with respect to that delayed filing on December 9, 2004. The Company is including in this filing on Form 10-K, restated financial statements, the notes thereto, and related discussions for the years ended September 27, 2003 and September 28, 2002 to reflect the proper recognition of vendor allowances in the appropriate accounting periods and to correct the improper accounting for certain revenue and expense items. In addition, the Company identified accounting errors related to certain lease transactions in these periods which have been corrected as part of the restatement. The Company has also filed Forms 10-Q/A for the fiscal quarters ended December 27, 2003, March 27, 2004 and June 26, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 25, 2004, the end of the period covered by this report. In making this evaluation, it considered matters relating to the restatement of its consolidated financial statements, including the related weaknesses in its internal control over financial reporting identified during the internal investigation. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

The errors giving rise to the restatement relate to the recognition of certain vendor allowances in the Company’s financial statements, the recording of certain other revenue and expense items in the proper accounting period principally due to errors in the financial statement closing process, and errors in the accounting for certain lease transactions.

The errors related to the recognition of vendor allowances occurred because of a variety of factors including incomplete or inaccurate information concerning vendor allowances provided internally by certain company associates dealing with vendors, due in certain instances to inappropriate actions of certain former officers of the Company, and the complexity of guidance relating to the accounting for vendor allowances. Prior to and at the beginning of the fiscal year covered by this report, the Company implemented additional controls and procedures designed to ensure that information regarding vendor allowances provided internally was complete and accurate, including new requirements regarding the signing of vendor invoices and new approvals for vendor invoices and contracts with vendors, however such controls did not address the reporting or disclosure of previously recorded transactions. The Company believes that these additional controls and procedures substantially corrected any material weakness in existence in prior years relating to the recognition of vendor allowances.

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

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information regarding the Company’s directors and executive officers as of the date of this filing. Information appearing below with respect to each director and executive officers has been furnished to Ingles by the director or officer.

Robert P. Ingle	Mr. Ingle has served as Chairman of the Board since the Company was incorporated in 1965 until May 2004 and as Chief Executive Officer since the Company was incorporated in 1965. Mr. Ingle served as President from 1965 until 1982. Mr. Ingle also serves on the Asheville Board of Directors Advisory Board of Wachovia Bank, N.A. Mr. Ingle is 71.

Robert P. Ingle, II	Robert P. Ingle, II, has served as a director of the Company since February 1997 and as Chairman of the Board since May 2004. He has been employed by the Company since 1985 and has served as Vice President-Operations since February 1996. Mr. Ingle has held various positions with the Company, including management of new store development, store design, construction, training and development. Mr. Ingle is 36.

James W. Lanning	Mr. Lanning has served as a director of the Company since May 2003 and has served as President and Chief Operating Officer since March 2003. He has held many positions in his 28 years with the Company, most recently serving as a District Manager in Georgia. Mr. Lanning is 45.

Timothy A. Davey	Mr. Davey has served as a bakery director since he joined the Company in July 1994 and was elected Vice President-Bakery in August 1995. Mr. Davey served as Director of Bakery Operations for Kash n’ Karry Food Stores, Inc., a regional supermarket chain, from 1989 until 1994. From 1978 to 1989, he was employed by the Kroger Company in a variety of positions. Mr. Davey is 48.

Charles L. Gaither, Jr.	Mr. Gaither has served as a director of the Company since February 2002. In July 1998, Mr. Gaither was elected President of Milkco, Inc., a subsidiary of the Company that processes, packages and distributes milk, fruit juices and spring water. Mr. Gaither was previously Vice President and General Manager of Milkco from 1987 to 1998 and served as Assistant General Manager of Milkco from 1985 to 1987. Mr. Gaither is 61.

Gordon S. Myers	Mr. Myers has served as Vice President-Real Estate since he joined the Company in March 1993. Prior to joining the Company, he was President of Commercial Developers, Inc., a real estate company, where he consulted with the Company on matters relating to real estate. Mr. Myers is chairman of Advantage West, a Western North Carolina regional economic development commission, and of the North Carolina Economic Development Board. Mr. Myers is 60.

J. Thomas Outlaw, Jr.	Mr. Outlaw has been employed by the Company in various capacities since joining in 1977, including Vice President-Produce, Vice President-Frozen Food, District Manager, Produce Merchandiser, and Dairy Merchandiser. He has served as Vice President-Sales Manager since August 1995. Prior to joining the Company, Mr. Outlaw served as Director of Produce for BI-LO, Inc. where he was employed from 1969 through 1976. Mr. Outlaw is 58.

John O. Pollard	A director of the Company since 1987, Mr. Pollard has been an attorney with the law firm of McGuireWoods, LLP since January 1998 where he served as a partner until January 2002 managing its Charlotte, North Carolina office. Prior to January 1998, he was a partner in the Charlotte law firm of Blakeney & Alexander with which he was affiliated since 1973 and which was acquired by McGuireWoods in 1998. Mr. Pollard is 67.

Charles E. Russell	Mr. Russell has served as a director of the Company since May 2001. Mr. Russell is a certified public accountant and has been a principal with Painter, Russell & Associates, PLLC, certified public accountants, since October 1992. Mr. Russell is 66.

Laura Ingle Sharp	The Company’s “Laura Lynn” private label products are named after Ms. Sharp. She has been a director of the Company since February 1997. She has also served the Company in several capacities on a full-time and part-time basis since 1975, including appearances in advertisements promoting the Company’s private label products. Ms. Sharp is 48.

Brenda S. Tudor	Ms. Tudor has served as a director and as Vice President-Finance, Chief Financial Officer and Treasurer of the Company since February 1998. She joined the Company in 1984 and served as general accounting manager until 1988 when she became Controller and Secretary of the Company. Before she joined the Company, Ms. Tudor worked in public accounting for five years. She is a certified public accountant. Ms. Tudor is 47.

J. Alton Wingate	A director of the Company since 1987, Mr. Wingate is Chairman and Chief Executive Officer of Community Bank & Trust-Cornelia, Georgia, where he has been employed as an executive officer since 1977. He also serves as Chairman, President and Chief Executive Officer of Financial Supermarkets, Inc. (which provides services in connection with the placement of banks within supermarkets), and as Chairman, President and Chief Executive Officer of Community Bankshares, Inc. Mr. Wingate also serves as Chairman and a director of Community Bank & Trust-Alabama and Community Bank & Trust-Troup, Georgia. Mr. Wingate is 65.

Robert P. Ingle, II and Laura Ingle Sharp are the son and daughter, respectively, of Robert P. Ingle. There are no other family relationships among any of the directors or executive officers of the Company.

The Audit/Compensation Committee

The Board of Directors of the Company has established, through the Company’s Bylaws, an Audit/Compensation Committee. When acting in its capacity as Audit Committee, this committee acts under the authority of and has the responsibilities described in the Company’s Audit Committee Charter. The Audit Committee Charter was attached as Appendix A to the Company’s proxy statement for its 2003 annual meeting of stockholders and is available on the Company’s website at www.ingles-markets.com. In this capacity, the committee is responsible for, among other things, engaging the Company’s independent auditors, approving the fees and services to be provided by the auditors, overseeing the auditors, reviewing and evaluating significant matters relating to the audit and internal controls of the Company; and reviewing the scope and results of audits by, and recommendations of, the Company’s independent auditors. In addition, the committee reviews the audited financial statements of the Company and considers major changes and questions of choice regarding appropriate auditing and accounting principles and practices to be followed in the preparation of the Company’s financial statements.

During fiscal 2004, the Audit/Compensation Committee consisted of Messrs. Pollard, Russell and Wingate. The Board has determined that each member of the Committee is independent for purposes of the provisions of the Sarbanes-Oxley Act of 2002 and the Nasdaq Marketplace Rules regarding audit committees. In making this determination, the Board specifically reviewed the relationship Mr. Pollard has with the law firm McGuireWoods, LLP, which from time to time handles labor matters for the Company. Until January 1, 2002, Mr. Pollard was a partner in this law firm. As of January 1, 2002, Mr. Pollard became a non-equity partner of the firm, which, although including the term “partner” in the title, is a salaried, employee position. Mr. Pollard does not personally provide any of the legal services that his firm performs for the Company. Based on information provided by Mr. Pollard, the Board has determined that Mr. Pollard does not share in the profits of the law firm and thus does not indirectly receive any of the legal fees paid by the Company to such firm and has not received any of such fees since January 1, 2002. Further, based on information provided by Mr. Pollard, the Board has determined that his compensation is not directly affected by the receipt of payments by McGuireWoods from the Company. Therefore, the Board has determined that Mr. Pollard does not, directly or indirectly, receive any consulting, advisory or other compensatory fee from the Company. All the members of the Audit/Compensation Committee qualify as independent for purposes of such rules as they apply to compensation committees.

The Board has also determined that Mr. Russell is an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission, who is independent of management of the Company.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

All compensation decisions made during fiscal 2004 that were not made exclusively by the Board or the Audit/Compensation Committee were made by the Chief Executive Officer, in certain instances in consultation with the President and Chief Operating Officer and/or the Chairman of the Board. Messrs. Pollard, Russell and Wingate, who are the members of the Audit/Compensation Committee, were not officers or employees of the Company or its subsidiaries during fiscal 2004 or any prior fiscal year.

While Messrs. Pollard and Wingate do not have any employment relationship with the Company, they do have certain other relationships with the Company. Mr. Pollard is an attorney with the law firm of McGuireWoods, LLP which, from time to time, handles labor matters for the Company. During fiscal 2004, the Company accrued approximately $53,000 in fees for services rendered by that firm. Mr. Wingate is Chairman, Chief Executive Officer and President of Community Bankshares, Inc. and is an officer and director of its subsidiaries, Financial Supermarkets, Inc. and Community Bank & Trust. Financial Supermarkets, Inc. provides services to the Company in connection with the placement of banks within the Company’s supermarkets. During fiscal 2004, the Company paid approximately $135,000 in fees for services rendered by Financial Supermarkets, Inc.

The Company believes that the transactions described above between the Company and each of McGuireWoods, LLP and Financial Supermarkets, Inc. have been and will continue to be on terms no less favorable to the Company than those available from unaffiliated third parties in transactions negotiated at arms-length.

Board Qualifications

The Board has not adopted a policy with respect to minimum qualifications for board members. Conversely, with respect to each individual vacancy, the Board has determined the specific qualifications and skills required to fill that vacancy and to complement the existing qualifications and skills of the other Board members.

Historically, the Company has not engaged third parties to assist in identifying and evaluating potential nominees, but would do so in those situations where particular qualifications are required to fill a vacancy and the Board’s contacts are not sufficient to identify an appropriate candidate.

Stockholder Communication with Board Members

The Company maintains contact information, both telephone and email, on its website under the heading “Contact Information.” By following the Contact Information link, a stockholder will be given access to the Company’s telephone number and mailing address as well as a link for providing email correspondence to Investor Relations. Communications sent to Investor Relations and specifically marked as a communication for the Board will be forwarded to the Board or specific members of the Board as directed in the stockholder communication. In addition, communications received via telephone for the Board are forwarded to the Board by an officer of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company is required to identify any Reporting Person (as defined below) that failed to file on a timely basis with the Securities and Exchange Commission any report that was required to be filed during fiscal 2004 with the SEC pursuant to Section 16(a) of the Exchange Act. Such required filings include a Form 3 (an initial report of beneficial ownership of Common Stock) and a Form 4 and Form 5 (which reflect changes in beneficial ownership of Common Stock). For purposes of this Proxy Statement, a “Reporting Person” is a person who at any time during fiscal 2004 was (a) a director of the Company, (b) an executive officer of the Company or its subsidiaries, (c) a beneficial owner of more than 10% of the Class A Common Stock or Class B Common Stock or (d) any other person who was subject to Section 16 of the Exchange Act with respect to the Company. Based solely on a review of such Forms 3, 4 and 5 and all amendments thereto that were furnished to the Company by the Reporting Persons known to the Company, as required by Rule 16a-3(e), no Reporting Person who was required to comply with Section 16(a) of the Exchange Act failed to comply with such requirements during fiscal 2004, with the exception of Gordon S. Myers, who reported the exercise of 6,000 options and sale of the underlying common stock one day late due to miscommunication, Charles L. Gather, Jr., who reported the exercise of 2,500 options and sale of the underlying common stock late due to difficulty in securing appropriate Edgar filing codes, and an option exercise of 3,000 shares one day late due to miscommunication and Robert P. Ingle, II who reported the exercise of 200 options and the sale of the underlying common stock one day late due to miscommunication.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate Governance.” In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Form 10-K.

Form 10-K Availability

A copy of this Form 10-K filed by the Company with the Securities and Exchange Commission for the fiscal year ended September 25, 2004 is available without charge to stockholders at the Company’s website at www.ingles-markets.com or upon written request. Write Brenda S. Tudor, Chief Financial Officer, Ingles Markets, Incorporated, P.O. Box 6676, Asheville, North Carolina 28816.

Item 11.	EXECUTIVE COMPENSATION

Executive Compensation Summary

The following tables set forth information concerning the compensation of the Company’s Chief Executive Officer and each of its other four most highly compensated executive officers at the end of fiscal 2004 and one additional executive officer who left the Company before the end of the year.

SUMMARY COMPENSATION TABLE

Annual Compensation
Name and Principal Position during 2004	Fiscal Year		Salary ($)	Bonus ($)	All Other Compensation ($)(1)
Robert P. Ingle Chief Executive Officer	2004 2003 2002		100,000 117,511 170,045	— — —	1,056 1,473 2,413

Brenda S. Tudor Vice President Finance, Chief Financial Officer and Treasurer	2004 2003 2002		175,032 173,108 150,020	30,000 30,000 30,000	1,781 2,332 2,534

Robert P. Ingle, II Chairman and Vice President – Operations	2004 2003 2002		170,045 152,534 100,000	40,000 25,000 25,000	1,769 2,036 2,138

Charles L. Gaither, Jr. President, Milkco, Inc.	2004 2003 2002		175,000 117,308 100,000	44,722 196,334 271,376	1,501 1,825 2,729

James W. Lanning President and Chief Operating Officer	2004 2003 2002	(2)	242,788 145,558 65,000	40,000 2,759 10,187	2,476 2,716 1,581

Anthony S. Federico Former Vice President-Non-Foods	2004 2003 2002	(3)	194,615 130,000 130,000	— 60,000 60,000	1,020 2,291 2,643	(3)

(1)	Includes contributions to the Profit Sharing Plan on behalf of the named individuals in the following amounts for 2004: Robert P. Ingle - $750, Brenda S. Tudor - $1,475, Robert P. Ingle, II - $1,463, Charles L. Gaither, Jr. – $1,195, James W. Lanning - $2,170, and Anthony S. Federico - $900. Also includes $306 in term life insurance premiums paid by the Company for the benefit of each of the named individuals, except $120 in premiums paid for Anthony S. Federico.

(2)	Mr. Lanning became President and Chief Operating Officer in March 2003.

(3)	Mr. Federico left the Company’s employment effective February 29, 2004. In connection with his separation from the Company, Mr. Federico is receiving severance of $250,000 payable in 52 equal weekly installments. Robert P. Ingle, Chief Executive Officer and Mr. Federico’s father-in-law, personally provided the Company with $250,000 to fund these payments. Because the Company has not historically offered severance to all senior employees, Mr. Ingle provided the funds personally so the Company would not bear the cost of his son-in-law’s severance.

STOCK OPTIONS

No options or SARs were granted to the executive officers listed in the Summary Compensation Table during fiscal 2004.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)		Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End Exercisable/ Unexercisable (#) (1)		Value of Unexercised In-the-Money Options/SARs at Fiscal Year-End Exercisable/ Unexercisable ($)(1)
Robert P. Ingle	0	—		0/0		$0/0
Brenda S. Tudor	90,457	$118,072	(2)	0/0		$0/0
Robert P. Ingle, II	105,000	$162,474	(3)	100,000/0	(4)	$173,000/0	(4)
Charles L. Gaither, Jr.	105,000	$16,674	(5)	0/0		$0/0
James W. Lanning	0	—		0/5,230	(6)	$0/$14,162	(6)
Anthony S. Federico	249,994	$145,456	(7)	0/0		$0/0

(1)	Represents options to purchase shares of Class A Common Stock pursuant to the Ingles Markets, Incorporated Amended and Restated 1997 Nonqualified Stock Option Plan. The fair market value of the Class A Common Stock on September 25, 2004 was $12.26 per share based on the closing price per share on such date as reported by the Nasdaq Stock Market.

(2)	The options exercised had an exercise price of $9.5625 per share. On the dates of exercise, the fair market values of the Class A Common Stock averaged $10.87 per share.

(3)	The options exercised had an exercise price of $9.5625 per share. On the dates of exercise, the fair market values of the Class A Common Stock averaged $11.11 per share.

(4)	Represents options exercisable at $10.50 per share until April 12, 2005.

(5)	The options exercised had an exercise price of $9.5625 per share. On the dates of exercise, the fair market values of the Class A Common Stock averaged $11.15 per share.

(6)	Represents options exercisable at $9.5625 per share during the one-year period beginning May 19, 2005.

(7)	99,994 of the options exercised had an exercise price of $10.50 per share. On the dates of their exercise, the fair market values of the Class A Common Stock averaged $10.83 per share. 105,000 of the options exercised had an exercise price of $9.5625 per share. On the dates of their exercise the fair market values of the Class A Common Stock averaged $10.64 per share.

Employment/Separation Agreements

As noted in footnote (3) to the Summary Compensation Table above, in connection with termination of his employment, Anthony Federico entered into a Separation Agreement with the Company providing for severance of $250,000, payable in 52 equal weekly installments. Pursuant to the Agreement, Mr. Federico’s options to purchase 100,000 shares at an exercise price of $10.50 remained exercisable for three months following his termination. He received no other benefits or payments in connection with his separation.

Director Compensation

Directors who are not officers of the Company received a fee of $500 for each Board or Committee meeting they attended in person in fiscal 2004.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Principal Stockholders

The following table sets forth the number of shares of Class A Common Stock and Class B Common Stock owned beneficially as of December 1, 2004, by each director and nominee for director, each of the executive officers of the Company named in the Summary Compensation Table, all directors and executive officers as a group, and each person known by the Company to be a beneficial owner of more than five percent (5%) of either class of the outstanding Common Stock. The table also sets forth the percentage of each class of Common Stock held by such stockholders. As of December 1, 2004, there were 11,752,870 shares of Class A Common Stock and 12,369,091shares of Class B Common Stock outstanding. Except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to the Common Stock listed.

	Number of Shares Owned Beneficially				Percentage of Common Stock				Percentage of Total Voting Power
Name	Class A(2)		Class B		Class A(2)		Class B
Robert P. Ingle (1)	11,948,600	(3)	11,748,600	(3)(4)	50.8	%(3)	95.0	%(3)(4)	86.9	%(3)(4)
Brenda S. Tudor (1)	1,706,150	(3)	1,700,000	(3)	12.6	%(3)	13.7	%(3)	12.6	%(3)
James W. Lanning (1)	1,701,000	(3)	1,700,000	(3)	12.6	%(3)	13.7	%(3)	12.6	%(3)
Robert P. Ingle, II (1)	347,450	(5)(6)	154,950	(6)	2.9	%(5)	1.3%		1.3	%(5)
Laura Ingle Sharp (1)	81,505	(7)	79,725		*		*		*
Charles L. Gaither, Jr. (1)	5,363		0		*		*		*
J. Alton Wingate (1)	1,250		150		*		*		*
Charles E. Russell (1)	392	(8)	0		*		*		*
John O. Pollard (1)	100		0		*		*		*
Anchor Capital Advisors, Inc. (9)	735,736	(10)	0		6.3	%(10)	*		*
Mario J. Gabelli, et al (11)	1,209,100	(12)	0		10.3	%(12)	*		*
Dimensional Fund Advisors, Inc. (13)	820,481	(14)	0		7.0	%(14)	*		*
Ingles Investment/Profit Sharing Plan (1)	1,700,000		1,700,000		12.6%		13.7%		12.6%
All Directors and Executive Officers as a group (12 persons)	12,595,610	(3)	11,983,425	(3)	52.4	%(3)	96.9	%(3)	88.7	%(3)

*	Less than 1%.

(1)	The address of this beneficial owner is P.O. Box 6676, Asheville, North Carolina 28816.

(2)	Each share of Class B Common Stock is convertible, at any time at the option of the holder, into one share of Class A Common Stock. If the holder of any shares of Class B Common Stock transfers the shares to anyone other than a “qualified transferee” as defined in the Company’s Articles of Incorporation, then each share of Class B Common Stock will automatically convert into a share of Class A Common Stock. Accordingly, for each holder of Class B Common Stock the number of shares and percentage of Class A Common Stock set forth in this table also reflect the Class A Common Stock into which such stockholder’s shares of Class B Common Stock are convertible. However, these converted shares are not used to calculate such percentages for any other stockholder in this table. The number of shares and percentage of Class A Common Stock held by all directors and executive officers as a group also reflects the conversion into Class A Common Stock of each share of Class B Common Stock held by each director and executive officer. Because the Class B Common Stock converts into Class A Common Stock on a one to one basis, the number of shares of Class B Common Stock noted in the table above also represents the number of shares of Class A Common Stock each holder would beneficially own upon conversion of the Class B Common Stock beneficially owned by them.

(3)	Includes the 1,700,000 shares of Class B Common Stock held by the Company’s Investment/Profit Sharing Plan and Trust, of which Ms. Tudor and Messrs. Ingle and Lanning are trustees. The trustees have sole voting power and dispositive power with respect to such shares. However, Ms. Tudor and Messrs. Ingle and Lanning disclaim beneficial ownership of such shares.

(4)	Includes 48,600 shares of Class B Common Stock held by Mr. Ingle’s wife, with respect to which Mr. Ingle disclaims any beneficial ownership interest.

(5)	Includes 100,000 shares issuable upon the exercise of stock options, which are currently exercisable.

(6)	Includes 8,134 shares of Class B Common Stock held by Mr. Ingle’s minor children, with respect to which Mr. Ingle disclaims any beneficial ownership interest.

(7)	Includes 565 shares of Class A Common Stock held by Ms. Sharp’s minor children through a dividend reinvestment plan.

(8)	Constitutes shares of Class A Common Stock held by Mr. Russell’s spouse through a dividend reinvestment plan, with respect to which Mr. Russell disclaims any beneficial ownership interest.

(9)	The address of this beneficial owner is One Post Office Square, Suite 3850, Boston, Massachusetts 02109.

(10)	The information as to Anchor Capital Advisors, Inc. (“Anchor”) is derived from a statement on Form 13F filed with the Securities and Exchange Commission on November 12, 2004. This statement discloses that Anchor possesses sole voting and/or investment power over such shares.

(11)	The address of this beneficial owner is Gabelli Funds, Inc., One Corporate Center, Rye, New York 10580.

(12)	The information as to Mario J. Gabelli includes Marc J. Gabelli and entities controlled directly or indirectly by Mario or Marc Gabelli (“Gabelli Entities”) and is derived from a statement on Form 13D dated July 19, 2004 filed with the Securities and Exchange Commission pursuant to Section 13(d) of the Exchange Act. Such statement discloses that (i) Mr. Gabelli is the chief investment officer for most of the Gabelli Entities signing such statements and is deemed to have beneficial ownership of the shares owned by all Gabelli Entities, (ii) Mr. Gabelli and the Gabelli Entities do not admit that they constitute a group within the meaning of Section 13(d) of the Exchange Act and the rules and regulations thereunder and (iii) Mr. Gabelli and the Gabelli Entities have the sole power to vote and dispose of all the shares of which they are beneficial owners (unless the aggregate voting interest of all Gabelli Entities exceeds 25% of the Company’s total voting interest or other special circumstances exist, in which case the proxy voting committees of certain of the Gabelli Entities would have the sole voting power to vote certain of the shares of Class A Common Stock). The Gabelli Entities which beneficially own shares of the Company’s Class A Common Stock are registered investment advisors and beneficially own such shares in an agent capacity.

(13)	The address of this beneficial owner is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.

(14)	The information as to Dimensional Fund Advisors, Inc. (“Dimensional”) is derived from a statement on Form 13F filed with the Securities and Exchange Commission on October 19, 2004. This statement discloses that Dimensional possesses sole voting and/or investment power over such shares.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Pollard is an attorney with the law firm of McGuireWoods, LLP which, from time to time, handles labor matters for the Company. During fiscal 2004, the Company accrued approximately $53,000 in fees for services rendered by that firm.

Mr. Wingate is Chairman, Chief Executive Officer and President of Community Bankshares, Inc. and is an officer and director of its subsidiaries, Financial Supermarkets, Inc. and Community Bank & Trust. Financial Supermarkets, Inc. provides services to the Company in connection with the placement of banks within the Company’s supermarkets. During fiscal 2004, the Company paid approximately $135,000 in fees for services rendered by Financial Supermarkets, Inc.

As noted above in the Summary Compensation table and under the heading “Employment/Separation Agreements,” Mr. Ingle, in his capacity as founder and majority stockholder, advanced the Company the funds to cover severance payments to Mr. Federico.

The Company believes that the transactions described above between the Company and each of McGuireWoods, LLP and Financial Supermarkets, Inc. have been and will continue to be on terms no less favorable to the Company than those available from unaffiliated third parties in transactions negotiated at arms-length. The Company does not intend to enter into any transactions in the future with or involving any of its officers or Directors or any members of their immediate family on terms that would be less favorable to the Company than those that would be available from unaffiliated third parties in arms-length transactions.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Fees for audit services totaled approximately $732,000 in fiscal 2004, including fees associated with the annual audit, the review of the Company’s quarterly reports on Form 10-Q, and additional procedures related to the Securities and Exchange Commission’s informal inquiry and the Company’s internal investigation (the “Investigation”). Fees related to the audit services in response to the Investigation have totaled approximately $442,000 and are included in the above total. There remain some additional costs that have not been billed.

Fees for audit services totaled approximately $485,000 in fiscal 2003, including fees associated with the annual audit, the review of the Company’s quarterly reports on Form 10-Q, and additional procedures related to the Company’s response to the Securities and Exchange Commission’s review of an exchange offer registration statement filed by the Company in connection with its senior notes issued in May 2003 and the preparation of comfort letters associated with the notes offering (the “Offering”). Fees related to the Offering totaled approximately $249,000 and are included in the above total.

Audit-Related Fees

Fees for audit-related services totaled approximately $23,000 in fiscal 2004 and approximately $43,000 in fiscal 2003. Audit-related services principally include the audit of financial statements of the Company’s employee benefit plan and accounting consultation.

Tax Fees

Fees for tax services, including tax compliance, tax advice and tax planning, totaled approximately $56,000 in fiscal 2004 and $96,000 in fiscal 2003.

All Other Fees

There were no fees paid to Ernst & Young LLP in fiscal 2004 or 2003 that are not included in the above classifications.

The Company’s Audit/Compensation Committee pre-approved all services described above for fiscal 2004, including nonaudit services, and has determined that these fees and services are compatible with maintaining the independence of Ernst & Young LLP. The Company’s Audit/Compensation Committee requires that each service provided by Ernst & Young LLP be pre-approved by the committee. However, the committee has empowered Charles E. Russell, the chair of the committee to grant such approval on its behalf as to matters that arise between Audit/Compensation Committee meetings.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

Consolidated Balance Sheets as of September 25, 2004 and September 27, 2003 (as restated);

Consolidated Statements of Income for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Consolidated Statements of Cash Flows for the years ended September 25, 2004, September 27, 2003 (as restated), and September 28, 2002 (as restated);

Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Registrant required by Item 8 and Item 15(d) of Form 10-K is included as page 57 of this report:

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

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated.

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8-7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8-7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Exhibit 4.1 to Registrant’s S-8 Registration Statement, File No. 333-88310, previously filed with the Commission and incorporated herein by this reference.)

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

10.3	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan. (Included as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, File No. 0-14706, previously filed with the Commission and incorporated herein by reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.

10.4	Separation Agreement between the Registrant and Anthony Federico dated February 29, 2004.

21	Subsidiaries of the Registrant.

23	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on July 29, 2004 furnishing a press release announcing earnings for the third quarter of fiscal 2004.

(c)	Exhibits - The response to this portion of Item 15 is submitted in the response to Item 15(a)(3) of this report.

(d)	Financial Statement Schedules - The response to this portion of Item 15 is submitted in the response to Item 15(a)(2) of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 25, 2004 and September 27, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 25, 2004 and September 27, 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 25, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheet as of September 27, 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years ended September 27, 2003 and September 28, 2002 and the financial statement schedule listed in the Index at Item 15(a) have been restated.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

February 4, 2005

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

	2004	2003 (Restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$80,593,990	$80,879,318
Receivables (less allowance for doubtful accounts of $585,000 – 2004 and $438,509 – 2003)	34,449,988	34,220,658
Inventories	189,431,944	193,402,781
Other	9,390,033	11,768,169

Total current assets	313,865,955	320,270,926
PROPERTY AND EQUIPMENT:
Land	186,033,453	182,504,823
Construction in progress	14,038,549	12,394,856
Buildings	534,049,303	515,536,099
Store, office and warehouse equipment	435,018,409	409,179,543
Transportation equipment	19,503,049	17,570,062
Property under capital leases	—	731,084
Leasehold improvements	66,627,521	69,137,239

Total	1,255,270,284	1,207,053,706
Less accumulated depreciation and amortization	517,051,358	468,030,239

Property and equipment - net	738,218,926	739,023,467
OTHER ASSETS	11,601,737	16,155,680

TOTAL ASSETS	$1,063,686,618	$1,075,450,073

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

	2004	2003 (Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,196,414	$38,032,125
Accounts payable - trade	88,725,461	88,163,336
Accrued expenses and current portion of other long-term liabilities	66,188,884	61,464,013

Total current liabilities	186,110,759	187,659,474

DEFERRED INCOME TAXES	40,885,578	39,663,578

LONG-TERM DEBT	571,237,860	602,932,198

OTHER LONG-TERM LIABILITIES	4,235,245	8,599,709

Total liabilities	802,469,442	838,854,959

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 11,697,868 shares in 2004, 10,635,419 shares in 2003	584,893	531,770
Class B, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,369,091 shares in 2004, 12,391,216 shares in 2003	618,455	619,561

Paid-in capital in excess of par value	113,001,794	102,465,443

Retained earnings	147,012,034	132,978,340

Total stockholders’ equity	261,217,176	236,595,114

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,063,686,618	$1,075,450,073

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 25, 2004,

SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

	2004	2003 (Restated)	2002 (Restated)
Net sales	$2,137,425,503	$1,991,093,330	$1,960,461,855
Cost of goods sold	1,582,686,039	1,467,682,371	1,441,705,402

Gross profit	554,739,464	523,410,959	518,756,453
Operating and administrative expenses	475,736,550	467,950,904	459,266,573
Rental income, net	7,088,534	8,269,945	9,058,822

Income from operations	86,091,448	63,730,000	68,548,702
Other income, net	13,686,687	15,018,899	3,094,184
Interest expense	53,738,930	51,915,918	52,192,987

Income before income taxes	46,039,205	26,832,981	19,449,899

Income taxes:
Current	16,308,000	6,654,000	8,831,000
Deferred	979,000	3,161,000	(1,877,000)

	17,287,000	9,815,000	6,954,000

Net income	$28,752,205	$17,017,981	$12,495,899

Per-share amounts:
Basic earnings per common share	$1.22	$0.74	$0.55

Diluted earnings per common share	$1.22	$0.74	$0.54

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 25, 2004,

SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

					PAID-IN CAPITAL IN EXCESS OF PAR VALUE
	CLASS A		CLASS B			RETAINED EARNINGS (Restated)
	COMMON STOCK		COMMON STOCK				TOTAL (Restated)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 29, 2001 (as previously reported)	10,005,107	$500,255	12,634,432	$631,722	$98,595,411	$136,772,824	$236,500,212
Restatement Adjustments	—	—	—	—	—	(4,755,000)	(4,755,000)

Balance, September 29, 2001 (as restated)	10,005,107	500,255	12,634,432	631,722	98,595,411	132,017,824	231,745,212
Net Income	—	—	—	—	—	12,495,899	12,495,899
Cash dividends	—	—	—	—	—	(14,235,119)	(14,235,119)
Exercise of stock options	148,200	7,410	—	—	1,553,446	—	1,560,856
Common stock conversions	36,500	1,825	(36,500)	(1,825)	—	—	—

Balance, September 28, 2002	10,189,807	509,490	12,597,932	629,897	100,148,857	130,278,604	231,566,848
Net Income	—	—	—	—	—	17,017,981	17,017,981
Cash dividends	—	—	—	—	—	(14,318,245)	(14,318,245)
Exercise of stock options	238,896	11,944	—	—	2,316,586	—	2,328,530
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, September 27, 2003	10,635,419	531,770	12,391,216	619,561	102,465,443	132,978,340	236,595,114
Net Income	—	—	—	—	—	28,752,205	28,752,205
Cash dividends	—	—	—	—	—	(14,718,511)	(14,718,511)
Exercise of stock options	1,040,324	52,017	—	—	10,536,351	—	10,588,368
Common stock conversions	22,125	1,106	(22,125)	(1,106)	—	—	—

Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 25, 2004,

SEPTEMBER 27, 2003 AND SEPTEMBER 28, 2002

	2004	2003 (Restated)	2002 (Restated)
Cash Flows From Operating Activities:
Net income	$28,752,205	$17,017,981	$12,495,899
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,099,928	51,821,176	48,401,990
Amortization of deferred gain on sale/leaseback	(394,598)	(890,571)	(847,182)
Gain on disposals of property and equipment	(11,786,079)	(13,504,576)	(1,457,505)
Receipt of advance payments on purchases contracts	2,963,000	5,507,026	3,556,871
Recognition of advance payments on purchases contracts	(3,704,363)	(5,602,322)	(1,131,093)
Deferred income taxes	979,000	3,161,000	(1,877,000)
Decrease (increase) in receivables	1,312,670	(966,724)	(3,659,862)
Decrease (increase) in inventory	3,970,837	(3,077,431)	(4,196,187)
Decrease (increase) in other assets	4,552,349	(5,803,930)	(131,448)
Decrease in accounts payable and accrued expenses	1,955,289	8,097,957	815,267

Net Cash Provided By Operating Activities	87,700,238	55,759,580	51,969,750

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	26,016,055	22,337,397	6,143,595
Capital expenditures	(71,087,444)	(75,860,731)	(49,671,386)

Net Cash Used By Investing Activities	(45,071,389)	(53,523,334)	(43,527,791)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	120,000,000	272,280,684
Debt issuance costs	(253,985)	(1,113,245)	(9,706,696)
Proceeds from sale/leaseback transactions	—	498,937	1,318,257
Payments on short-term borrowings, net	—	—	(10,229,000)
Principal payments on long-term debt	(38,530,049)	(75,667,210)	(214,965,533)
Proceeds from exercise of stock options	10,588,368	2,328,530	1,560,856
Dividends paid	(14,718,511)	(14,318,245)	(14,235,119)

Net Cash (Used in) Provided By Financing Activities	(42,914,177)	31,728,767	26,023,449

Net (Decrease) Increase in Cash and Cash Equivalents	(285,328)	33,965,013	34,465,408
Cash and Cash Equivalents at Beginning of Year	80,879,318	46,914,305	12,448,897

Cash and Cash Equivalents at End of Year	$80,593,990	$80,879,318	$46,914,305

See notes to consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

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

Fiscal Year - The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2004, 2003 and 2002 consisted of 52 weeks each.

Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances of $6.4 million and $12.7 million as of September 25, 2004 and September 27, 2003, respectively, are reclassified to accounts payable.

Financial Instruments - The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 25, 2004, the Company had $67.2 million invested in money market accounts, $16.3 million of which is designated for the purchase of qualifying property under like-kind exchange transactions, $7.8 million invested in reverse repurchase agreements and no investments in commercial paper. Demand deposits, including the money market account, of approximately $75.6 million in 18 banks exceed the $100,000 insurance limit per bank.

Inventories - Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued at FIFO using the retail method.

Property, Equipment and Depreciation - Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method. Depreciation expense totaled $57.8 million, $50.5 million and $47.3 million for fiscal years 2004, 2003 and 2002, respectively.

Asset Impairments - The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

Capitalized Loan and Leasehold Costs – Other assets include capitalized loan and leasehold costs of $8.9 million and $9.9 million at September 25, 2004 and September 27, 2003, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.2 million per year.

Self-Insurance - The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2004, the Company’s self-insured liabilities were supported by $3.8 million of undrawn letters of credit which expired between November 2004 and October 2005. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

Closed Store Accrual - For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146 effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability.

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

Reclassifications - Certain amounts for 2004 and 2003 have been reclassified to conform to the current year presentation in the accompanying financial statements.

Per-Share Amounts - Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

Advertising - The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $14.0 million, $20.1 million and $22.1 million for fiscal years 2004, 2003 and 2002, respectively.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Shipping and Handling Costs - The cost of shipping and handling is charged to expense as incurred and is included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $31.4 million, $29.8 million and $29.7 million of shipping and handling costs during 2004, 2003 and 2002, respectively. In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in cost of sales.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

Accounting for Stock-Based Compensation – Prior to fiscal 2003, the Company accounted for its stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations. No stock-based employee compensation expense for stock options was reflected in net income for years prior to 2003, as all stock options granted under those plans had an exercise price equal to the fair market value of the underlying common stock on the date of grant. During the fourth quarter of fiscal 2003, effective as of the beginning of the year, the Company adopted the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the change in accounting principle can be reported using the prospective method. As no options were granted, modified or settled during the fiscal years ended September 25, 2004 or September 27, 2003, there was no stock-based employee compensation expense included in net income for fiscal 2004 or fiscal 2003.

In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions used for 2002; risk-free interest rate of 3.00; dividend yield of 5.3 percent; expected volatility of 25.7 percent; and expected lives of 5 years. Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, for 2004, 2003 and 2002 would have been the pro forma amounts indicated below:

	2004	2003	2002
BASIC
Net income	$28,752,205	$17,017,981	$12,495,899
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89,971)	(266,797)	(969,748)

Net income, pro forma	$28,662,234	$16,751,184	$11,526,151

Basic earnings per common share	$1.22	$0.74	$0.55
Basic earnings per common share, pro forma	$1.22	$0.73	$0.51

DILUTED
Diluted earnings	$28,752,205	$17,017,981	$12,495,899
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(89,971)	(266,797)	(969,748)

Diluted earnings, pro forma	$28,662,234	$16,751,184	$11,526,151

Diluted earnings per common share	$1.22	$0.74	$0.54
Diluted earnings per common share, pro forma	$1.22	$0.73	$0.50

Weighted average fair value of options granted	*	*	$1.54

*	Not applicable as no options were granted in 2004 or 2003.

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

New Accounting Pronouncements – In April 2002, the FASB issued Statement No. 145, “Modifications to Reporting of Extinguishments of Debt and Accounting for Certain Capital Lease Modifications and Technical Corrections” (“FAS 145”). FAS 145 requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under FASB Statement No. 4. Extraordinary

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

treatment is required for certain extinguishments as provided in APB Opinion No. 30. FAS 145 also amends FASB Statement No. 13 to require certain modifications to capital leases be treated as sale-leaseback transactions and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In the December 2002 quarter, the Company adopted FAS 145. Costs of $0.7 million incurred with the early retirement of $170.0 million in debt have been reclassified in fiscal 2002 from an extraordinary item to interest expense. The reclassification has no effect on total basic or diluted earnings per share but eliminates classifying a $0.02 per share charge in fiscal 2002 as an extraordinary item.

EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this guidance and these constraints, the Company adopted a new policy for recognizing vendor allowances, including slotting fees. The Company now recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for agreements entered into or modified subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.7 million of allowances, before a tax benefit of approximately $1.0 million, in fiscal 2003. This charge was recorded in the Company’s Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

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

2. Restatement

During preparation for its annual audit and annual report on Form 10-K for fiscal 2004 and as a result of a previously announced internal investigation initiated after an informal Securities and Exchange Commission inquiry, the Company determined that certain vendor allowances and certain other revenue and expense items were accounted for incorrectly. In addition, the Company identified accounting errors related to certain lease transactions. The accompanying consolidated financial statements for the fiscal years ended September 27, 2003 and September 28, 2002 are restated in order to correct these errors.

Summary of Restatement Impact on Net Income and Retained Earnings

The restatement resulted in an increase to income before income taxes of $39,000 ($24,000 net of income taxes) for the fiscal year ended September 27, 2003 and a decrease to income before income taxes of $3.6 million ($2.2 million net of income taxes) for the fiscal year ended September 28, 2002.

The total of the cumulative adjustments to retained earnings for this restatement, before the effect of income taxes, as detailed below is approximately $11.3 million through September 27, 2003. The income tax benefit of these adjustments totals approximately $4.3 million through September 27, 2003, resulting in a net cumulative adjustment to retained earnings of approximately $7.0 million through September 27, 2003.

Details of the errors corrected in the restatement are as follows.

Vendor Allowance Errors - Vendor allowance errors were due primarily to certain allowances related to agreements entered into prior to fiscal 2004, which were recognized in the results of operations when billed. These allowances should have been deferred and recognized over certain measurable criteria, such as purchase volumes or passage of

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

time. Other errors included the recording of erroneous charges to vendors and the omission of the recording of receivables which were recognized in a later period than they were earned. These errors were corrected in the period in which the error was identified, but resulted in income and expense being recorded in incorrect periods.

The correction of the vendor allowance errors increased income before income taxes by approximately $1.2 million for the year ended September 27, 2003 and decreased income before income taxes by approximately $2.6 million for the year ended September 28, 2002. The cumulative decrease to retained earnings for correction of these errors, before giving effect to income taxes, was approximately $6.1 million at September 27, 2003.

Closing Process Errors - Closing process errors included incorrect assumptions used in calculating property tax accruals due to erroneous estimates of receivables due from tenants for the reimbursements of property taxes and inaccurate or omitted accruals of certain other revenue and expense items.

The correction of these errors decreased income before income taxes by approximately $957,000 and $876,000 for the years ended September 27, 2003 and September 28, 2002, respectively. The cumulative decrease to retained earnings for these errors, before giving effect to income taxes, through September 27, 2003 was approximately $2.6 million.

Lease Transaction Errors - During a review of the Company’s lease transactions, the Company identified errors in the accounting for certain lease transactions. These errors included the amortization of leasehold improvements over a period that exceeded the lease term and the erroneous classification of certain leasehold improvements as land, resulting in amortization expense not being recorded. In addition, the Company identified errors in accounting for certain ground leases that contained escalating rent provisions. The Company was recognizing the rent expense as it was paid instead of using the straight line method over the term of the lease.

The correction of these errors decreased income before income taxes by approximately $201,000 and $202,000, for the years ended September 27, 2003 and September 28, 2002, respectively. The cumulative decrease to retained earnings, before giving effect to income taxes, due to errors in these lease transactions totaled approximately $2.6 million through September 27, 2003.

The effect of these restatements had no impact on cash flows, however the impact on the consolidated balance sheets, the consolidated statements of income and earnings per share are included in the table below.

	(In thousands, except earnings per share)
	As previously reported	As restated
Consolidated Balance Sheet As of September 27, 2003
Cash and Cash Equivalents	$80,865	$80,879
Receivables	31,014	34,221
Inventories	194,835	193,403
Other Current Assets	8,351	11,768
Total Current Assets	315,065	320,271
Property and Equipment – Net	740,834	739,023
Other Assets	15,760	16,156
Total Assets	1,071,659	1,075,450
Accounts payable - Trade	84,434	88,163
Accrued expenses and current portion of other long-term liabilities	60,154	61,464
Total Current Liabilities	182,620	187,659
Deferred Income Taxes Payable	40,615	39,664
Other Long-Term Liabilities	1,930	8,600
Total Liabilities	828,096	838,855
Retained Earnings	139,946	132,978
Total Stockholders’ Equity	243,563	236,595
Total Liabilities and Stockholders’ Equity	$1,071,659	$1,075,450

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

	(In thousands, except earnings per share)
	As previously reported	As restated
Consolidated Statements of Income
For the year ended September 27, 2003
Cost of goods sold	$1,468,535	$1,467,682
Gross profit	522,558	523,411
Operating and administrative expenses	467,098	467,951
Rental income, net	8,246	8,270
Income from operations	63,706	63,730
Interest expense	51,931	51,916
Income before income taxes	26,794	26,833
Income taxes	9,800	9,815
Net income	$16,994	$17,018
Basic earnings per share	$0.74	$0.74
Diluted earnings per share	$0.74	$0.74
Consolidated Statements of Income
For the year ended September 28, 2002
Cost of goods sold	$1,437,776	$1,441,705
Gross profit	522,685	518,756
Operating and administrative expenses	459,282	459,267
Rental income, net	9,037	9,059
Income from operations	72,441	68,549
Interest expense	52,452	52,193
Income before income taxes	23,083	19,450
Income taxes	8,350	6,954
Net income	$14,733	$12,496
Basic earnings per share	$0.65	$0.55
Diluted earnings per share	$0.64	$0.54

Certain amounts in Notes 1, 3, 4, 5, 6, 7, 10, 12, 13 and 15 have been restated to reflect the adjustments described above.

3. Income Taxes

Deferred Income Tax Liabilities and Assets - Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2004	2003
Deferred tax liabilities:
Fixed asset tax/book differences	$45,483,000	$43,198,000
Property tax method	856,000	752,000
Inventory	—	90,000

Total deferred tax liabilities	46,339,000	44,040,000

Deferred tax assets:
Insurance reserves	2,495,000	2,107,000
Advance payments on purchases contracts	2,121,000	3,704,000
Vacation accrual	1,166,000	879,000
Deferred gain on sale/leasebacks	—	279,000
Closed store accrual	2,354,000	1,932,000
Inventory	1,063,000	—
Other	2,436,000	1,507,000

Total deferred tax assets	11,635,000	10,408,000

Net deferred tax liabilities	$34,704,000	$33,632,000

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2004	2003	2002
Federal tax at statutory rate	$16,114,000	$9,392,000	$6,807,000
State income tax, net of federal tax benefits	1,796,000	1,046,000	759,000
Other	(623,000)	(623,000)	(612,000)

Total	$17,287,000	$9,815,000	$6,954,000

Current and deferred income tax expense is as follows:

	2004	2003	2002
Current:
Federal	$14,418,000	$6,165,000	$7,876,000
State	1,890,000	489,000	955,000

Total current	16,308,000	6,654,000	8,831,000

Deferred:
Federal	846,000	2,730,000	(1,621,000)
State	133,000	431,000	(256,000)

Total deferred	979,000	3,161,000	(1,877,000)

Total expense	$17,287,000	$9,815,000	$6,954,000

Current deferred income tax benefits of $6.2 million and $5.9 million at September 25, 2004 and September 27, 2003, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

Tax Contingencies – A reserve for contingent income tax liabilities of $3.6 million is included in the Company’s income taxes payable at both September 25, 2004 and September 27, 2003. The contingency has been recorded as it is probable that certain tax positions will be challenged by taxing authorities.

4. Property Held For Lease and Rental Income

At September 25, 2004, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net consists of the following:

	2004	2003	2002
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$12,715,545	$13,909,038	$14,374,661
Contingent rentals	1,195,384	1,123,954	1,256,234

Total	13,910,929	15,032,992	15,630,895
Depreciation on owned properties leased to others	(4,917,181)	(5,162,767)	(5,026,679)
Other shopping center expenses	(1,905,214)	(1,600,280)	(1,545,394)

Total	$7,088,534	$8,269,945	$9,058,822

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

September 25, 2004
Land	$38,955,745
Buildings	135,520,716

Total	174,476,461
Less accumulated depreciation	57,720,614

Property leased to others, net	$116,755,847

The above amounts are included on the balance sheet under the heading Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 25, 2004:

Fiscal Year
2005	$7,578,145
2006	5,869,026
2007	4,359,869
2008	3,073,404
2009	2,038,469
Thereafter	5,739,501

Total minimum future rental income	$28,658,414

5. Leases and Rental Expense

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. The Company also leases a portion of its equipment under operating leases, including leases derived from sale/leaseback transactions, with initial terms of three to five years.

Operating Leases - Rent expense for all operating leases of $30.2 million, $43.6 million and $41.1 million for fiscal years 2004, 2003 and 2002, respectively, is included in operating and administrative expenses. Sub-leased rental income of $1.1 million, $1.0 million and $1.6 million for fiscal years 2004, 2003 and 2002, respectively is included in rental expense, net.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 25, 2004 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2005	$25,694,103	$(1,135,703)	$24,558,400
2006	19,126,004	(948,062)	18,177,942
2007	16,757,169	(639,953)	16,117,216
2008	15,364,175	(667,349)	14,696,826
2009	13,384,416	(550,813)	12,833,603
Thereafter	126,337,644	(330,680)	126,006,964

Total minimum future rental commitments	$216,663,511	$(4,272,560)	$212,390,951

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

6. Supplementary Balance Sheet Information

Accounts Payable, Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accounts payable, accrued expenses and current portion of other long-term liabilities consist of the following:

	2004	2003
Property, payroll, and other taxes payable	14,915,390	14,750,386
Salaries, wages, and bonuses payable	14,355,644	13,352,858
Self-insurance reserves	7,833,391	6,465,843
Interest	11,467,771	12,144,729
Income taxes	4,300,762	—
Other	13,315,926	14,750,197

Total	$66,188,884	$61,464,013

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $20.3 million, $18.1 million and $20.4 million for 2004, 2003 and 2002, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2004	2003
Advance payments on purchases contracts	$5,523,257	$9,712,619
Deferred gain-sale/leasebacks	1,058,009	1,494,545
Deferred lease expense	916,000	846,000
Other	—	444,775

Total other long-term liabilities	7,497,266	12,497,939
Less current portion	3,262,021	3,898,230

	$4,235,245	$8,599,709

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in accordance with the terms of the contract.

7. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2004	2003
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$349,750,000
Unamortized original issue discount and premium on senior subordinated debt	(613,757)	(700,751)
Notes payable:
Real estate and equipment maturing 2005-2018:
Due to banks, weighted average interest rate of 8.09% for 2004 and 7.88% for 2003	96,515,793	128,121,800
Due to other financial institutions, weighted average interest rate of 8.93% for 2004 and 9.17% for 2003	156,782,238	163,793,274

Total long-term debt and short-term loans	602,434,274	640,964,323
Less current portion	31,196,414	38,032,125

Long-term debt, net of current portion	$571,237,860	$602,932,198

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

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

As has been previously disclosed by the Company, the Company was not able to file its Form 10-K timely with the Securities and Exchange Commission as a result of delays created by an internal investigation. This resulted in default under provisions of the indenture governing the Notes requiring timely filing of periodic reports and requiring delivery of periodic reports and certifications to the trustee under the indenture. Upon the filing of this Form 10-K with the Securities and Exchange Commission, the Company cured such defaults.

At September 25, 2004, the Company had lines of credit with five banks totaling $135 million, all of which were unused. Of the $135 million of committed lines of credit, $120 million matures in October 2006 and $15 million matures in October and November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at September 25, 2004.

At September 25, 2004, the Company had $18.6 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from November 2004 to September 2005.

At September 25, 2004, property and equipment with an undepreciated cost of approximately $327.9 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $52.3 million, based on tangible net worth at September 25, 2004. As of September 25, 2004, the Company is in compliance with these covenants.

Components of interest costs are as follows:

	2004	2003	2002
Total interest costs	$54,492,897	$53,026,087	$52,511,653
Interest capitalized	(753,967)	(1,110,169)	(318,666)

Interest expense	$53,738,930	$51,915,918	$52,192,987

Maturities of long-term debt at September 25, 2004 are as follows:

Fiscal Year
2005	$31,196,414
2006	16,298,858
2007	30,650,736
2008	53,278,367
2009	10,251,270
Thereafter	460,758,629

Total	$602,434,274

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

8. Other Income, Net

Other income, net is comprised as follows:

	2004	2003	2002
Gain from sale of assets	$12,587,319	$14,137,086	$2,083,152
Interest income	625,811	686,035	1,108,816
Other income	487,314	246,896	81,632
Other expenses	(13,757)	(51,118)	(179,416)

	$13,686,687	$15,018,899	$3,094,184

9. Stockholders’ Equity

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

10. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	2004	2003	2002
BASIC:
Net income	$28,752,205	$17,017,981	$12,495,899
Weighted average number of common shares outstanding	23,535,326	22,855,611	22,726,030
Basic earnings per common share	$1.22	$0.74	$0.55
DILUTED:
Net income	$28,752,205	$17,017,981	$12,495,899
Weighted average number of common shares outstanding	23,576,783	22,970,026	23,133,825
Diluted earnings per common share	$1.22	$0.74	$0.54

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

The difference in the weighted average number of common shares outstanding for the basic and diluted computations relates to outstanding stock options calculated using the treasury method.

Options to purchase 356,000, 706,000 and 1,070,000 shares of common stock at prices ranging from $10.50 to $13.69 per share were outstanding during fiscal 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

11. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $539,000, $739,000 and $784,000 for fiscal years 2004, 2003 and 2002, respectively.

Cash Bonus Plan - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company has a discretionary annual bonus plan for certain employees who do not receive monthly performance bonuses. The Company has a discretionary bonus plan for certain executive officers providing for bonuses upon attainment of certain operating goals. Operating and administrative expenses include bonuses of approximately $5.6 million, $5.1 million, and $5.4 million for fiscal years 2004, 2003 and 2002, respectively.

1987 Employee Incentive Stock Option Plan – The Company had an incentive stock option plan under which an aggregate of 250,000 shares of the Company’s Class A Common Stock were issuable to qualified employees until September 8, 1997. The options could be exercised within a period of three months after five years from the date of issue or upon death, disability or retirement. As of September 25, 2004, no options were outstanding under this plan. Information with respect to options granted, exercised, cancelled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 28, 2001	30,000	$14.00	$14.00
Canceled	(30,000)	14.00	14.00

Outstanding, September 28, 2002	—

1997 Nonqualified Stock Option Plan - The Company has a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or upon death, disability or retirement. All options automatically terminate with termination of the optionee’s employment for any other reason. The grant exercise date may vary from one year to five years from the date the options were granted. As of September 25, 2004, there were 535,000 options exercisable under this plan.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

Information with respect to options granted, canceled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 29, 2001	3,620,550	$9.56 - $14.00	$10.92
Granted	34,000	12.00	12.00
Exercised	(148,200)	9.56	9.56
Canceled	(232,550)	9.56 - 14.00	11.37

Outstanding,
September 28, 2002	3,273,800	9.56 - 14.00	12.58
Granted	—	—	—
Exercised	(238,896)	9.56	9.56
Canceled	(1,007,425)	9.56 - 14.00	12.63

Outstanding,
September 27, 2003	2,027,479	9.56 - 13.69	10.30
Exercised	(1,040,324)	9.56 - 11.63	9.70
Canceled	(173,105)	9.56 - 13.06	10.35

Outstanding, September 25, 2004	814,050	$9.56 - $13.69	$11.05

The weighted average remaining contractual life of the options outstanding at September 25, 2004 is 0.8 years.

Medical Care Plan - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

12. Lines of Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	2004	2003	2002
Revenues from unaffiliated customers:
Grocery sales	$2,030,459	$1,897,301	$1,867,866
Shopping center rentals	13,911	15,033	15,631
Fluid dairy	106,966	93,792	92,596

Total revenues from unaffiliated customers	$2,151,336	$2,006,126	$1,976,093

Income from operations:
Grocery sales	$69,311	$45,124	$47,808
Shopping center rentals	7,089	8,270	9,059
Fluid dairy	9,691	10,336	11,682

Total income from operations	$86,091	$63,730	$68,549

Assets:
Grocery sales	$917,645	$932,860	$858,644
Shopping center rentals	116,756	112,264	124,965
Fluid dairy	31,112	32,249	31,737
Elimination of intercompany receivable	(1,826)	(1,923)	(1,533)

Total assets	$1,063,687	$1,075,450	$1,013,813

Capital expenditures:
Grocery sales	$65,334	$70,012	$46,527
Shopping center rentals	3,476	2,712	695
Fluid dairy	2,277	3,103	2,449

Total capital expenditures	$71,087	$75,827	$49,671

Depreciation and amortization:
Grocery sales	$51,671	$44,367	$40,988
Shopping center rentals	4,917	4,992	5,027
Fluid dairy	2,512	2,462	2,387

Total depreciation and amortization	$59,100	$51,821	$48,402

Revenue from shopping center rentals is included in rental income, net in the statements of income. The other revenues comprise the net sales reported in the statements of income.

The fluid dairy segment had $47.7 million, $44.1 million and $44.2 million in sales to the grocery sales segment in fiscal 2004, 2003 and 2002, respectively. These sales have been eliminated in consolidation.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

13. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

(in thousands except earnings per common share)

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
2004
Net sales	$534,307	$520,792	$537,447	$544,880	$2,137,426
Gross profit	133,336	137,181	141,041	143,181	554,739
Net income	2,404	7,245	8,289	10,814	28,752
Basic earnings per common share	0.10	0.31	0.35	0.45	1.22
Diluted earnings per common share	0.10	0.31	0.35	0.45	1.22

2003
Net sales	$495,116	$489,383	$503,631	$502,963	$1,991,093
Gross profit	129,845	128,406	131,146	134,014	523,411
Net income	2,584	2,514	3,379	8,541	17,018
Basic earnings per common share	0.11	0.11	0.15	0.37	0.74
Diluted earnings per common share	0.11	0.11	0.15	0.37	0.74

The fourth quarter of fiscal 2004 includes an additional $1.9 million in depreciation expense due to a change in the estimate of the salvage value of certain assets. The Company has determined that the assets will not have salvage value at the end of their useful lives. This adjustment decreased fourth quarter net income by $1.2 million or $0.05 per share.

14. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 25, 2004 totaled $3.2 million.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2004, September 27, 2003 and September 28, 2002

The carrying amounts and fair values of the Company’s financial instruments at September 25, 2004 and September 27, 2003 are as follows (amounts in thousands):

	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$80,594	$80,594	$80,879	$80,879
Receivables	34,450	34,450	34,221	34,221
Long-term and short-term debt:
Real estate and equipment	253,298	258,606	291,915	298,643
Other	349,136	373,358	349,049	349,750

16. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2004	2003	2002
Cash paid during the year for:
Interest (net of amounts capitalized)	$54,471,888	$49,340,609	$45,257,903
Income taxes	9,870,714	10,034,602	9,912,495
Non cash items:
Property and equipment additions included in accounts payable	5,715,719	5,612,514	4,066,787

17. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $212 million in 2004, $210 million in 2003, and $197 million in 2002. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 25, 2004. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.1 million at both September 25, 2004 and September 27, 2003.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $37.0 million in 2004, $35.6 million in 2003, and $35.4 million in fiscal 2002. Amounts due from this distributor, included in receivables, were $1.6 million at both September 25, 2004 and September 27, 2003.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 25, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$438,509	$215,741	$69,250	$585,000

Fiscal year ended September 27, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$324,113	$139,000	$24,604	$438,509

Fiscal year ended September 28, 2002:
Deducted from asset accounts:
Allowance for doubtful accounts	$232,938	$168,000	$76,825	$324,113

(1)	Uncollectible accounts written off, net of recoveries.

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
Robert P. Ingle Chief Executive Officer

Date: February 10, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle Robert P. Ingle, Chief Executive Officer and Director	February 10, 2005

/s/ James W. Lanning James W. Lanning, President, Chief Operating Officer and Director	February 10, 2005

/s/ Brenda S. Tudor Brenda S. Tudor, CPA, Vice President-Finance, Chief Financial Officer and Director	February 10, 2005

/s/ Charles E. Russell Charles E. Russell, CPA, Director	February 10, 2005

/s/ Robert P. Ingle, II Robert P. Ingle, II, Chairman of the Board, Vice President-Operations and Director	February 10, 2005

/s/ Vickie M. Thomas Vickie M. Thomas, CPA, Secretary and Controller	February 10, 2005

John O. Pollard, Attorney, Director

J. Alton Wingate, Director

Charles L. Gaither, Jr., President-Milkco, Inc. and Director

Laura Sharp, Director