Form 10-Q
period 2004-12-25
INGLES MARKETS INC
filed 2005-03-18
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2004

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

As of March 14, 2005, the Registrant had 11,755,168 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,366,791 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 25, 2004	SEPTEMBER 25, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$58,691,837	$80,593,990
Receivables-net	39,379,959	34,449,988
Inventories	201,207,546	189,431,944
Other current assets	10,098,374	9,062,982

Total Current Assets	309,377,716	313,538,904
Property and Equipment – Net	736,030,375	738,218,926
Other Assets	11,293,773	11,928,788

Total Assets	$1,056,701,864	$1,063,686,618

	DECEMBER 25, 2004	SEPTEMBER 25, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$30,733,141	$33,826,668
Accounts payable - trade	101,694,728	88,725,461
Accrued expenses and current portion of other long-term liabilities	55,565,334	66,188,884

Total Current Liabilities	187,993,203	188,741,013
Deferred Income Taxes	37,035,578	40,885,578
Long-Term Debt	564,494,492	568,607,606
Other Long-Term Liabilities	4,070,866	4,235,245

Total Liabilities	793,594,139	802,469,442

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 11,753,843 shares issued and outstanding December 25, 2004; 11,697,868 shares issued and outstanding September 25, 2004	587,692	584,893
Class B, $0.05 par value; 100,000,000 shares authorized; 12,368,116 shares issued and outstanding December 25, 2004; 12,369,091 shares issued and outstanding September 25, 2004	618,406	618,455
Paid-in capital in excess of par value	113,619,174	113,001,794
Retained earnings	148,282,453	147,012,034

Total Stockholders’ Equity	263,107,725	261,217,176

Total Liabilities and Stockholders’ Equity	$1,056,701,864	$1,063,686,618

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 25, 2004	DECEMBER 27, 2003
Net sales	$559,274,504	$534,306,437
Cost of goods sold	417,322,683	400,970,569

Gross profit	141,951,821	133,335,868
Operating and administrative expenses	122,707,537	118,531,853
Rental income, net	1,469,909	1,490,715

Income from operations	20,714,193	16,294,730
Other income, net	446,590	1,337,444
Interest expense	13,046,603	13,869,593

Income before income taxes	8,114,180	3,762,581

Income taxes:
Current	6,780,000	2,270,000
Deferred	(3,730,000)	(911,000)

	3,050,000	1,359,000

Net income	$5,064,180	$2,403,581

Per share amounts:
Basic earnings per common share	$0.21	$0.10

Diluted earnings per common share	$0.21	$0.10

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 25, 2004 AND DECEMBER 27, 2003

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$132,978,340	$236,595,114
Net income	—	—	—	—	—	2,403,581	2,403,581
Cash dividends	—	—	—	—	—	(3,612,942)	(3,612,942)
Exercise of stock options	88,370	4,419	—	—	855,799	—	860,218
Common stock conversions	6,825	341	(6,825)	(341)	—	—	—

Balance, December 27, 2003	10,730,614	$536,530	12,384,391	$619,220	$103,321,242	$131,768,979	$236,245,971

Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	5,064,180	5,064,180
Cash dividends	—	—	—	—	—	(3,793,761)	(3,793,761)
Exercise of stock options	55,000	2,750	—	—	617,380	—	620,130
Common stock conversions	975	49	(975)	(49)	—	—	—

Balance, December 25, 2004	11,753,843	$587,692	12,368,116	$618,406	$113,619,174	$148,282,453	$263,107,725

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 25, 2004	DECEMBER 27, 2003
Cash Flows from Operating Activities:
Net income	$5,064,180	$2,403,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,460,060	14,029,572
Amortization of deferred gain on sale/leasebacks	(106,189)	(129,545)
Gains on disposals of property and equipment	(32,921)	(1,042,618)
Receipt of advance payments on purchases contracts	655,000	835,000
Recognition of advance payments on purchases contracts	(1,863,173)	(2,027,415)
Deferred income taxes	(3,730,000)	(911,000)
Changes in operating assets and liabilities:
Receivables	(4,618,687)	(2,065,709)
Inventory	(11,775,602)	(1,121,876)
Other assets	(1,162,587)	912,704
Accounts payable and accrued expenses	5,161,006	(4,988,349)

Net Cash Provided by Operating Activities	2,051,087	5,894,345

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	94,697	1,196,948
Capital expenditures	(13,667,665)	(27,307,141)

Net Cash Used in Investing Activities	(13,572,968)	(26,110,193)

Cash Flows from Financing Activities:
Debt issuance costs	—	(95,589)
Principal payments on long-term debt	(7,206,641)	(10,469,764)
Proceeds from exercise of stock options	620,130	860,218
Dividends paid	(3,793,761)	(3,612,942)

Net Cash Used in Financing Activities	(10,380,272)	(13,318,077)

Net Decrease in Cash and Cash Equivalents	(21,902,153)	(33,533,925)
Cash and cash equivalents at beginning of period	80,593,990	80,879,318

Cash and Cash Equivalents at End of Period	$58,691,837	$47,345,393

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 25, 2004 and December 27, 2003

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 25, 2004, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 25, 2004 and December 27, 2003. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2004 and the Form 10-Q/A for the December 27, 2003 quarter, both filed by the Company under the Securities Exchange Act of 1934 on February 10, 2005.

The results of operations for the three-month period ended December 25, 2004 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts as of September 25, 2004 and for the three-month period ended December 27, 2003 have been reclassified to conform with the December 25, 2004 presentation.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 25, 2004, or in the first quarter of fiscal 2005 there was no stock-based employee compensation expense included in net income for the three months ended December 25, 2004 or December 27, 2003.

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

	Three Months Ended
	December 25, 2004	December 27, 2003
BASIC
Net income	$5,064,180	$2,403,581
Net income, pro forma	$5,048,973	$2,390,304
Basic earnings per common share	$0.21	$0.10
Basic earnings per common share, pro forma	$0.21	$0.10
DILUTED
Diluted earnings	$5,064,180	$2,403,581
Diluted earnings, pro forma	$5,048,973	$2,390,304
Diluted earnings per common share	$0.21	$0.10
Diluted earnings per common share, pro forma	$0.21	$0.10

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $629,896 and $585,000 at December 25, 2004 and September 25, 2004, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 25, 2004	September 25, 2004
Property, payroll, and other taxes payable	$10,507,439	$14,915,390
Salaries, wages and bonuses payable	12,301,447	14,355,644
Self-insurance reserves	7,913,390	7,833,391
Interest	3,642,377	11,467,771
Income taxes	8,655,382	4,300,762
Other	12,545,299	13,315,926

	$55,565,334	$66,188,884

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $350,000 per occurrence for workers’ compensation and $200,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $4.6 million and $3.9 million for the three-month periods ended December 25, 2004 and December 27, 2003, respectively.

E. LONG-TERM DEBT

At December 25, 2004, the Company had lines of credit with five banks totaling $135 million, all of which were unused. Of the $135 million of committed lines of credit, $120 million matures in October 2006 and $15 million matures in October and November 2005. At December 25, 2004, the Company had $13.8 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from January 2005 to December 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 25, 2004.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $54.5 million, based on tangible net worth at December 25, 2004. As of December 25, 2004, the Company is in compliance with these covenants.

As has been previously disclosed by the Company, the Company was not able to file its Form 10-Q for the quarter ended December 25, 2004 timely with the Securities and Exchange Commission as a result of delays created by an internal investigation. This resulted in default under provisions of the indenture governing the Notes requiring timely filing of periodic reports and requiring delivery of periodic reports and certifications to the trustee under the indenture. Upon the filing of this Form 10-Q with the Securities and Exchange Commission, the Company cured such defaults.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 6, 2004 to stockholders of record on September 28, 2004.

G. EARNINGS PER COMMON SHARE

The following tables set forth the computation of basic and diluted earnings per share:

	Three Months Ended
	December 25, 2004	December 27, 2003
BASIC:
Net income	$5,064,180	$2,403,581

Weighted average number of common shares outstanding	24,120,750	23,034,675

Basic earnings per common share	$0.21	$0.10

DILUTED:
Diluted earnings	$5,064,180	$2,403,581

Weighted average number of common shares and common stock equivalent shares outstanding	24,211,860	23,090,800

Diluted earnings per common share	$0.21	$0.10

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended
	December 25, 2004	December 27, 2003
Revenues from unaffiliated customers:
Grocery sales	$532,736	$509,310
Shopping center rentals	3,208	3,352
Fluid dairy	26,539	24,996

Total revenues from unaffiliated customers	$562,483	$537,658

Income from operations:
Grocery sales	$16,758	$12,805
Shopping center rentals	1,470	1,491
Fluid dairy	2,486	1,999

Total income from operations	$20,714	$16,295

	December 25, 2004	September 25, 2004
Assets:
Grocery sales	$912,263	$917,645
Shopping center rentals	115,737	116,756
Fluid dairy	30,629	31,112
Elimination of intercompany receivable	(1,927)	(1,826)

Total assets	$1,056,702	$1,063,687

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended December 25, 2004 and December 27, 2003, the fluid dairy segment had $11.4 million and $12.0 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. RELATED PARTIES

The Company is in the process of constructing a store on land owned by the Company’s Chief Executive Officer, and is currently in negotiations to purchase that land at his cost.

J. NEW ACCOUNTING PRONOUNCEMENTS

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (78), North Carolina (61), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 25, 2004 the Company operated 37 in-store pharmacies and 24 fuel centers.

Ingles also operates two other lines of business, fluid dairy processing and shopping center rentals. The fluid dairy processing segment sells approximately 30% of its products to the retail grocery segment and approximately 70% of its products to third parties. Real estate ownership (including the shopping center rental segment) is an important component of the Company’s operations, providing both operational and economic benefit.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not reported. These estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

Asset Impairments

The Company accounts for the impairment of long-lived assets annually unless events and changes in circumstances indicate that additional testing is necessary. The Company accounts for the impairment in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 25, 2004 and December 27, 2003 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For both the three-month periods ended December 25, 2004 and December 27, 2003, comparable store sales include 194 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended
	December 25, 2004	December 27, 2003
Net sales	100.0%	100.0%
Gross profit	25.4%	25.0%
Operating and administrative expenses	21.9%	22.2%
Rental income, net	0.2%	0.3%
Income from operations	3.7%	3.1%
Other income, net	0.1%	0.2%
Interest expense	2.3%	2.6%
Income before income taxes	1.5%	0.7%
Income taxes	0.6%	0.2%
Net income	0.9%	0.5%

Three Months Ended December 25, 2004 Compared to the Three Months Ended December 27, 2003

Results from the first quarter of fiscal 2005 remained strong due to continued growth in both comparable store sales and net sales, improved gross profit margin over the December 2003 quarter and decreased operating expenses, as a percentage of sales.

Net Sales. Net sales increased 4.7% to $559.3 million for the three months ended December 25, 2004 from $534.3 million for the three months ended December 27, 2003. Ingles operated 197 stores at December 25, 2004 compared to 198 stores at December 27, 2003. Retail square footage was approximately 9.3 million at both December 25, 2004 and December 27, 2003. Comparable store sales grew $23.9 million or 4.7% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Sales improved in all major departments but the largest percentage increases were in the higher margin perishable departments.

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.5 million or 6.2% in the December 2004 quarter compared to the December 2003 quarter. The sales increase is primarily attributable to an increase in raw milk costs in the December 2004 quarter compared to the December 2003 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products.

The Company expects more moderate sales growth for the rest of fiscal year 2005 as sales comparisons are made to the high sales growth in fiscal 2004. The Company expects that both the maturation of new and expanded stores and successful promotional efforts will continue to drive sales growth. It also currently expects sales of higher margin products to continue to increase due to the expansion of the perishable departments in new or remodeled stores.

Gross Profit. Gross profit for the three-month period ended December 25, 2004, increased $8.6 million or 6.5% to $142.0 million, or 25.4% of sales, compared to $133.3 million, or 25.0% of sales, for the three-month period ended December 27, 2003. Gross profit increased due to the increased sales volume and due to larger sales growth in the higher margin perishable departments.

Gross profit for the Company’s milk processing subsidiary increased $0.9 million or 22.2% for the December 2004 quarter compared to the December 2003 quarter due primarily to higher cream prices in the December 2004 quarter compared to the December 2003 quarter. Excess cream is produced in the processing of milk and is sold in bulk to producers of ice cream and cheese. The sale of the excess cream is a reduction to cost of goods sold.

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

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.2 million or 3.5% to $122.7 for the three months ended December 25, 2004, from $118.5 million for the three months ended December 27, 2003. As a percentage of sales, operating and administrative expenses were 21.9% and 22.2% for the three months ended December 25, 2004 and December 27, 2003, respectively. A variety of factors contributed to the dollar increase.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) In millions	Increase (decrease) as a % of sales
Salaries and wages	$1.5	(0.1)%
Professional fees	$1.4	0.3%
Bank charges	$0.6	0.1%
Repairs and maintenance	$0.6	0.1%
Advertising and promotions	$(0.7)	(0.2)%
Equipment rent	$(0.5)	(0.1)%

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to management salaries allocated over higher sales dollars. Salaries and wages for the December 2003 quarter included approximately $0.5 million in salaries and wages for labor hours incurred in the retagging of stores and the sign up of customers in connection with the introduction of the Ingles Advantage Savings and Rewards Card (“the Card”) at the beginning of the December 2003 quarter.

Professional fees increased primarily due to $1.1 million of legal and audit costs incurred during the December 2004 quarter in connection with the previously disclosed internal investigation resulting from an informal SEC inquiry. The Company anticipates additional costs to be incurred in the March 2005 quarter related to the investigation, related restatements and informal inquiry.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Repairs and maintenance expense increased due to preventive maintenance performed in the December 2004 quarter to reduce utility consumption in the future as well as increased refrigeration repairs.

Advertising and promotion expense decreased due primarily to approximate $0.5 million in expenses incurred in the December 2003 quarter in connection with the introduction of the Card. These expenses included data entry of card information; design for advertising and signage and incremental advertising associated with the introduction of the Card. In addition, in conjunction with a change in vendor for the production of the Company’s direct mail advertising, the Company brought certain functions in-house that were provided by the previous direct mail vendor.

Equipment rent declined due to the purchase throughout fiscal 2004 of $9.6 million in existing store equipment that was previously under an operating lease.

Rental Income, Net. Rental income, net of $1.5 million remained virtually unchanged for the December 2004 quarter from the December 2003 quarter. Gross rental income decreased approximately $0.1 million while operating costs also decreased approximately $0.1 million.

Other Income, Net. Other income, net decreased $0.9 million to $0.4 million for the three-month period ended December 25, 2004 from $1.3 million for the three-month period ended December 27, 2003. The decrease is principally due to the inclusion in the December 2003 quarter of a gain of $1.0 million for the sale of an out-parcel adjacent to an existing Ingles shopping center, partially offset by income of $0.2 million from a forfeiture of a deposit by a potential purchaser of a shopping center owned by Ingles in the December 2004 quarter.

Interest Expense. Interest expense decreased $0.8 million for the three-month period ended December 25, 2004 to $13.0 million from $13.8 million for the three-month period ended December 27, 2003. Total debt at December 2004 was $595.2 million compared to $630.5 million at December 2003.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.6% in the December 2004 quarter compared to 36.1% in the December 2003 quarter primarily due to increased income in higher tax jurisdictions.

Net Income. Net income increased 110.7% or $2.7 million to $5.1 million for the three-month period ended December 25, 2004 compared to $2.4 million for the three-month period ended December 27, 2003. Net income, as a percentage of sales, was 0.9% and 0.5% for the December 2004 quarter and the December 2003 quarter, respectively. The increase in net income is primarily attributable to the increase in sales and gross profit and to the after tax effect of $0.9 million in introductory costs of the Card in the December 2003 quarter, partially offset by the after tax effect of $0.7 million in increased professional fees in the December 2004 quarter. Basic and diluted earnings per share were $0.21 for the December 2004 quarter compared to $0.10 for the December 2003 quarter.

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

Capital expenditures totaled $13.7 million for the three-month period ended December 25, 2004, including the completion of one new store and one major remodel/expansion and the purchase of two future store sites. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2005 and in fiscal 2006.

Ingles’ capital expenditure plans for all of fiscal 2005 include investments of approximately $70.0 million. For the balance of fiscal 2005, the Company plans to open three new stores, one of which will be leased and two of which will be owned, complete one major remodel/expansion, add approximately seven new fuel stations and purchase store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2006 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $70.0 to $75.0 million going forward in order to maintain a modern store base. The number of projects pursued during each fiscal year could decline to some degree as the Company increases the average size of stores being built. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at December 25, 2004 totaled $10.3 million.

Liquidity

The Company generated net cash from operations of $2.1 million in the December 2004 quarter compared to $5.9 million in the December 2003 quarter. Both inventory and accounts payable-trade increased by $11.8 million in the December 2004 quarter due to forward buying for television promotions run in January 2005 and the normal surplus inventory from the Christmas holidays. Accounts receivable increased in the December 2004 quarter by $4.6 million primarily due to vendor allowances from holiday promotions.

Cash used in investing activities for the December 2004 quarter totaled $13.6 million comprised primarily of $13.7 million of capital expenditures during the period, partially offset by $0.1 million of proceeds from the sale of assets.

Cash used in financing activities during the December 2004 quarter totaled $10.4 million. Principal payments on long-term debt were $7.2 million and dividend payments were $3.8 million.

At December 25, 2004, the Company had committed lines of credit with five banks totaling $135.0 million. No amounts were borrowed under the lines of credit at December 25, 2004; however unused letters of credit totaling $13.8 million reduced the amount available to be drawn under these lines to $121.2 million at December 25, 2004. Of the $135 million of committed lines of credit, $120 million matures in October 2006 and $15 million matures in October and November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 25, 2004.

At December 25, 2004, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. As has been previously disclosed by the Company, the Company was not able to file this Form 10-Q timely with the Securities and Exchange Commission as a result of delays created by an internal investigation. This resulted in default under provisions of the indenture governing the Notes requiring timely filing of periodic reports and requiring delivery of periodic reports and certification to the trustee under the indenture. Upon the filing of this Form 10-Q with the Securities and Exchange Commission, the Company cured such defaults.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 25, 2004, the Company had unencumbered real property and equipment with a net book value of approximately $374.6 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 25, 2004.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $54.5 million based on tangible net worth at December 25, 2004. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the December 2004 quarter was slightly lower than the overall increase in the Consumer Price Index, but was slightly higher than the overall increase in the Consumer Price Index during fiscal 2004. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note J to the Unaudited Interim Financial Statements.

Nasdaq Listing Qualifications Panel Decision

As has previously been disclosed, the Company has been subject to potential delisting proceedings by the Nasdaq Stock Market due to its failure to timely file this Form 10-Q for the quarter ended December 25, 2004. On March 16, 2005, the Nasdaq Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq National Market subject to three conditions. First, by March 31, 2005, the Company must file its Form 10-Q for the quarter ended December 25, 2004. Second, the Company must provide the Panel with additional information regarding the Securities and Exchange Commission’s informal inquiry. Third, the Company must timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005 and demonstrate continued compliance with all other Nasdaq continued listing criteria.

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

There have been no material changes in market interest rates subsequent to September 25, 2004.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 25, 2004, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2004, including the related weaknesses in its internal control over financial reporting identified during the recently completed internal investigation of certain vendor allowances and related accounting. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

As was discussed in the Company’s Form 10-K for fiscal 2004, the Company delayed the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. In February 2005, the Company filed its fiscal 2004 Form 10-K containing certain restated financial statements and related information for the years ended September 27, 2003 and September 28, 2002 to reflect the proper recognition of vendor allowances in the appropriate accounting periods and to correct the improper accounting for certain revenue and expense items and correcting certain accounting errors related to certain lease transactions in these periods. The Company also filed Forms 10-Q/A for the fiscal quarters ended December 27, 2003, March 27, 2004 and June 26, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods. As a result of the delays created by the internal investigation and restatement, the Company was delayed in preparing this report of Form 10-Q.

As was disclosed by the Company in its Form 10-K for fiscal 2004, the errors giving rise to the restatements related to the recognition of certain vendor allowances in the Company’s financial statements, the recording of certain other revenue and expense items in the improper accounting period principally due to errors in the financial statement closing process, and errors in the accounting for certain lease transactions.

The errors related to the recognition of vendor allowances occurred because of a variety of factors including incomplete or inaccurate information concerning vendor allowances provided internally by certain company associates dealing with vendors, due in certain instances to inappropriate actions of certain former officers of the Company, and the complexity of guidance relating to the accounting for vendor allowances. Prior to and at the beginning of fiscal 2004, the Company implemented additional controls and procedures designed to ensure that information regarding vendor allowances provided internally was complete and accurate, including new requirements regarding the signing of vendor invoices and new approvals for vendor invoices and contracts with vendors, however such controls did not address the reporting or disclosure of previously recorded transactions. The Company believes that these additional controls and procedures substantially corrected any material weakness in existence in prior years relating to the recognition of vendor allowances.

In reviewing its controls following the internal investigation, the Company determined that additional training regarding controls over the accounting for vendor allowances is necessary for its accounting and other staff dealing with vendor allowances. Further, the Company has concluded that there were material weaknesses in its internal controls for financial reporting relating to its period closing process and particularly related to its systems and processes between the Company’s accounting department and its real estate department regarding the recognition of tenant reimbursements of expenses paid by the Company. In addition, in a review of its lease transactions, the Company identified accounting errors related to certain lease transactions. These errors resulted from a lack of understanding and communication of the Company’s accounting policies related to accounting for leasehold improvements, incomplete reviews of such transactions and the complexity of guidance for lease accounting.

In order to remediate the remaining weaknesses in internal controls, the Company has reviewed the staffing functions in its accounting and real estate departments, including monitoring of compliance with accounting policies and procedures. The Company is considering the hiring of additional staff to supplement existing resources. Further, the Company is providing additional training to its associates. These changes, among others, will allow the accounting department to more closely monitor vendor allowance transactions, its real estate billing processes and lease transactions, and to achieve a more accurate financial statement close and reconciliation process.

In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will document and test its systems of internal controls for financial reporting in order to provide the basis for evaluation and report on these systems as of the end of its 2005 fiscal year. This documentation is in its early stages and will be affected as to scope and timing by the additional controls described above.

Part II. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 3.2 By-Laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

2)	Exhibit 3.2.1 Amendment to the By-Laws of Ingles Markets, Incorporated

3)	Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification

4)	Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification

5)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

6)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on December 3, 2004 to announce pending restatements and nonreliance on previous financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: March 18, 2005	/s/ Robert P. Ingle
Robert P. Ingle Chief Executive Officer

Date: March 18, 2005	/s/ Brenda S. Tudor
Brenda S. Tudor Vice President-Finance and Chief Financial Officer