Form 10-Q
period 2005-03-26
INGLES MARKETS INC
filed 2005-05-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

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

As of April 29, 2005, the Registrant had 11,787,470 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,366,791 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 26, 2005	SEPTEMBER 25, 2004
ASSETS
Current Assets:
Cash and Cash Equivalents	$52,840,676	$80,593,990
Receivables	38,086,071	34,449,988
Inventories	199,136,538	189,431,944
Other Current Assets	10,484,798	9,062,982

Total Current Assets	300,548,083	313,538,904
Property and Equipment – Net	735,295,405	738,218,926
Other Assets	14,047,440	11,928,788

Total Assets	$1,049,890,928	$1,063,686,618

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$25,699,699	$33,826,668
Accounts payable - trade	100,496,934	88,725,461
Accrued expenses and current portion of other long-term liabilities	59,295,568	66,188,884

Total Current Liabilities	185,492,201	188,741,013
Deferred Income Taxes	35,325,578	40,885,578
Long-Term Debt	560,818,943	568,607,606
Other Long-Term Liabilities	3,336,705	4,235,245

Total Liabilities	784,973,427	802,469,442

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 11,767,418 shares issued and outstanding March 26, 2005; 11,697,868 shares issued and outstanding September 25, 2004	588,370	584,893
Class B, $0.05 par value; 100,000,000 shares authorized; 12,366,791 shares issued and outstanding March 26, 2005; 12,369,091 shares issued and outstanding September 25, 2004	618,340	618,455
Paid-in capital in excess of par value	113,749,395	113,001,794
Retained earnings	149,961,396	147,012,034

Total Stockholders’ Equity	264,917,501	261,217,176

Total Liabilities and Stockholders’ Equity	$1,049,890,928	$1,063,686,618

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 26, 2005	MARCH 27, 2004
Net sales	$557,267,255	$520,792,146
Cost of goods sold	415,239,138	383,611,145

Gross profit	142,028,117	137,181,001
Operating and administrative expenses	121,582,533	118,036,841
Rental income, net	1,081,189	1,746,876

Income from operations	21,526,773	20,891,036
Other income, net	238,525	4,183,422
Interest expense	12,911,766	13,712,365

Income before income taxes	8,853,532	11,362,093

Income tax expense (benefit):
Current	4,780,000	774,000
Deferred	(1,400,000)	3,343,000

	3,380,000	4,117,000

Net income	$5,473,532	$7,245,093

Per share amounts:
Basic earnings per common share	$0.23	$0.31

Diluted earnings per common share	$0.23	$0.31

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 26, 2005	MARCH 27, 2004
Net sales	$1,116,541,759	$1,055,098,583
Cost of goods sold	832,561,821	784,581,714

Gross profit	283,979,938	270,516,869
Operating and administrative expenses	244,290,070	236,568,694
Rental income, net	2,551,098	3,237,591

Income from operations	42,240,966	37,185,766
Other income, net	685,115	5,520,866
Interest expense	25,958,369	27,581,958

Income before income taxes	16,967,712	15,124,674

Income tax expense (benefit):
Current	11,560,000	3,044,000
Deferred	(5,130,000)	2,432,000

	6,430,000	5,476,000

Net income	$10,537,712	$9,648,674

Per share amounts:
Basic earnings per common share	$0.44	$0.42

Diluted earnings per common share	$0.44	$0.42

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 26, 2005 AND MARCH 27, 2004

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$132,978,340	$236,595,114
Net income	—	—	—	—	—	9,648,674	9,648,674
Cash dividends	—	—	—	—	—	(7,246,559)	(7,246,559)
Exercise of stock options	547,480	27,374	—	—	5,469,794	—	5,497,168
Common stock conversions	21,375	1,069	(21,375)	(1,069)	—	—	—

Balance, March 27, 2004	11,204,274	$560,213	12,369,841	$618,492	$107,935,237	$135,380,455	$244,494,397

Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	10,537,712	10,537,712
Cash dividends	—	—	—	—	—	(7,588,350)	(7,588,350)
Exercise of stock options	67,250	3,362	—	—	747,601	—	750,963
Common stock conversions	2,300	115	(2,300)	(115)	—	—	—

Balance, March 26, 2005	11,767,418	$588,370	12,366,791	$618,340	$113,749,395	$149,961,396	$264,917,501

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 26, 2005	MARCH 27, 2004
Cash Flows from Operating Activities:
Net income	$10,537,712	$9,648,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,489,672	28,322,771
Losses (gains) on disposals of property and equipment	859,475	(5,046,329)
Receipt of advance payments on purchase contracts	1,084,699	1,438,000
Recognition of advance payments on purchase contracts	(3,224,549)	(3,789,852)
Deferred income taxes	(5,130,000)	2,432,000
Other	(699,557)	(223,135)
Changes in operating assets and liabilities:
Receivables	(3,015,640)	4,189,227
Inventory	(9,704,594)	6,577,012
Other assets	(4,752,610)	(2,149,241)
Accounts payable and accrued expenses	7,159,012	(15,251,938)

Net Cash Provided by Operating Activities	21,603,620	26,147,189

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	184,897	9,406,209
Capital expenditures	(26,788,812)	(49,456,315)

Net Cash Used in Investing Activities	(26,603,915)	(40,050,106)

Cash Flows from Financing Activities:
Debt issuance costs	—	(102,285)
Principal payments on long-term debt	(15,915,632)	(20,915,414)
Proceeds from exercise of stock options	750,963	5,497,168
Dividends paid	(7,588,350)	(7,246,559)

Net Cash Used in Financing Activities	(22,753,019)	(22,767,090)

Net Decrease in Cash and Cash Equivalents	(27,753,314)	(36,670,007)
Cash and cash equivalents at beginning of period	80,593,990	80,879,318

Cash and Cash Equivalents at End of Period	$52,840,676	$44,209,311

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 26, 2005 and March 27, 2004

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 26, 2005, the results of operations for the three-month and six-month periods ended March 26, 2005 and March 27, 2004, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 26, 2005 and March 27, 2004. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2004 and the Form 10-Q/A for the March 27, 2004 quarter, both filed by the Company under the Securities Exchange Act of 1934 on February 10, 2005.

The results of operations for the three-month and six-month periods ended March 26, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts as of September 25, 2004 and for the three-month and six-month periods ended March 27, 2004 have been reclassified for comparative purposes.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 25, 2004, or in the first six months of fiscal 2005, there was no stock-based employee compensation expense included in net income for the three-month and six-month periods ended March 26, 2005 or March 27, 2004.

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

	Three Months Ended		Six Months Ended
	MARCH 26, 2005	MARCH 27, 2004	MARCH 26, 2005	MARCH 27, 2004
BASIC
Net income	$5,473,532	$7,245,093	$10,537,712	$9,648,674
Net income, pro forma	$5,460,194	$7,211,486	$10,509,167	$9,601,790
Basic earnings per common share	$0.23	$0.31	$0.44	$0.42
Basic earnings per common share, pro forma	$0.23	$0.31	$0.44	$0.41
DILUTED
Diluted earnings	$5,473,532	$7,245,093	$10,537,712	$9,648,674
Diluted earnings, pro forma	$5,460,194	$7,211,486	$10,509,167	$9,601,790
Diluted earnings per common share	$0.23	$0.31	$0.44	$0.42
Diluted earnings per common share, pro forma	$0.23	$0.31	$0.43	$0.41

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $680,000 and $585,000 at March 26, 2005 and September 25, 2004, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	MARCH 26, 2005	SEPTEMBER 25, 2004
Property, payroll, and other taxes payable	$9,745,013	$14,915,390
Salaries, wages and bonuses payable	13,695,727	14,355,644
Self-insurance reserves	8,849,508	7,833,391
Interest	11,390,010	11,467,771
Income taxes	3,414,808	4,300,762
Other	12,200,502	13,315,926

	$59,295,568	$66,188,884

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.3 million and $5.4 million for the three-month periods ended March 26, 2005 and March 27, 2004, respectively. For the six-month periods ended March 26, 2005 and March 27, 2004, employee insurance expense, net of employee contributions, totaled $9.9 million and $9.2 million, respectively.

E. LONG-TERM DEBT

At March 26, 2005, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million matures in October 2006, and $15.0 million matures in October and November 2005. At March 26, 2005, the Company had $14.7 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from March 2005 to January 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 26, 2005.

In addition, line of credit agreements and other long-term debt contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $56.7 million, based on tangible net worth at March 26, 2005. As of March 26, 2005, the Company is in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 12, 2005 and October 6, 2004 to stockholders of record on January 3, 2005 and September 28, 2004, respectively.

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	MARCH 26, 2005	MARCH 27, 2004	MARCH 26, 2005	MARCH 27, 2004
BASIC:
Net income	$5,473,532	$7,245,093	$10,537,712	$9,648,674

Weighted average number of common shares outstanding	24,122,564	23,343,818	24,121,657	23,188,358

Basic earnings per common share	$0.23	$0.31	$0.44	$0.42

DILUTED:
Net income	$5,473,532	$7,245,093	$10,537,712	$9,648,674

Weighted average number of common shares and common stock equivalent shares outstanding	24,217,776	23,430,088	24,213,049	23,244,866

Diluted earnings per common share item	$0.23	$0.31	$0.44	$0.42

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	MARCH 26, 2005	MARCH 27, 2004	MARCH 26, 2005	MARCH 27, 2004
Revenues from unaffiliated customers:
Grocery sales	$529,127	$495,874	$1,061,863	$1,005,185
Shopping center rentals	3,037	3,526	6,245	6,878
Fluid dairy	28,140	24,918	54,679	49,914

Total revenues from unaffiliated customers	$560,304	$524,318	$1,122,787	$1,061,977

Income from operations:
Grocery sales	$17,902	$16,664	$34,660	$29,469
Shopping center rentals	1,081	1,747	2,551	3,238
Fluid dairy	2,544	2,480	5,030	4,479

Total income from operations	$21,527	$20,891	$42,241	$37,186

	MARCH 26, 2005	SEPTEMBER 25, 2004
Assets:
Grocery sales	$903,953	$917,645
Shopping center rentals	116,980	116,756
Fluid dairy	30,779	31,112
Elimination of intercompany receivable	(1,821)	(1,826)

Total assets	$1,049,891	$1,063,687

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended March 26, 2005 and March 27, 2004, respectively, the fluid dairy segment had $12.1 million and $11.5 million in sales to the grocery sales segment. The fluid dairy segment had $23.5 million in sales to the grocery sales segment in each of the six-month periods ended March 26, 2005 and March 27, 2004. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. RELATED PARTIES

The Company is in the process of constructing a store on land owned by the Company’s Chief Executive Officer, who has agreed to transfer the land to the Company at his cost.

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

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted by the Company no later than September 25, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. The Company expects to adopt Statement 123(R) on September 25, 2005. Although the Company has previously adopted the provisions of FASB Statement No. 123 using the prospective approach, it will be required to adopt the new standard using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company is currently evaluating the adoption alternatives and expects to complete its evaluation by September 24, 2005. The Company expects the effect of the adoption of Statement 123(R)’s fair value method to be consistent with the disclosure of pro forma net income and earnings per share in Note B to its consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

K. PROFESSIONAL FEES

Professional fees for the three-month and six-month periods ended March 26, 2005 included $0.8 million and $1.9 million, respectively, of legal and audit costs incurred as a result of the ongoing informal SEC inquiry previously disclosed. No such costs were incurred in the six-month period ended March 27, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 195 supermarkets in Georgia (77), North Carolina (61), South Carolina (34), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 26, 2005, the Company operated 37 in-store pharmacies and 24 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 26, 2005 and

March 27, 2004. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and six-month periods ended March 26, 2005 and March 27, 2004, comparable store sales include 193 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	MARCH 26, 2005	MARCH 27, 2004	MARCH 26, 2005	MARCH 27, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.5%	26.3%	25.4%	25.6%
Operating and administrative expenses	21.8%	22.6%	21.8%	22.4%
Rental income, net	0.2%	0.3%	0.2%	0.3%
Income from operations	3.9%	4.0%	3.8%	3.5%
Other income, net	0.0%	0.8%	0.0%	0.5%
Interest expense	2.3%	2.6%	2.3%	2.6%
Income before income taxes	1.6%	2.2%	1.5%	1.4%
Income taxes	0.6%	0.8%	0.6%	0.5%
Net income	1.0%	1.4%	0.9%	0.9%

Three Months Ended March 26, 2005 Compared to the Three Months Ended March 27, 2004

Net Sales. Net sales increased 7.0% to $557.3 million for the three months ended March 26, 2005 from $520.8 million for the three months ended March 27, 2004. Ingles operated 195 stores at March 26, 2005, compared to 197 stores at March 27, 2004. Retail square footage was approximately 9.3 million at both March 26, 2005 and March 27, 2004. Comparable store sales for the same period grew $31.1 million or 6.3%. Sales improved in each department; however, sales in the perishable departments increased at a higher rate than the non-perishable departments, with the exception of the pharmacy and gasoline departments. The Company operated 8 additional pharmacy departments and 6 additional gasoline departments at March 26, 2005 compared to March 27, 2004. In addition, fuel price inflation increased gasoline department sales in the March 2005 three-month period.

Net sales to outside parties for the Company’s milk processing subsidiary increased $3.2 million or 12.9% in the March 2005 quarter compared to the March 2004 quarter. The sales increase is primarily attributable to an increase in raw milk costs in the March 2005 quarter compared to the March 2004 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products.

Sales comparisons for the three and six-month periods were affected by the timing of the Easter holiday. In fiscal 2005, Easter fell on the day following the end of the March quarter, therefore Easter related sales were included in the three and six-month periods ended March 26, 2005. Easter related sales were included in the third quarter of fiscal 2004. Excluding the effect of Easter, comparable store sales increased $25.7 million, or 5.7%, for the March 2005 quarter compared to the March 2004 quarter.

The Company expects moderate sales growth in the remainder of fiscal year 2005 as sales comparisons are made to the high sales growth experienced in fiscal 2004 and due to the effect of Easter related sales discussed above. The Company expects that both the maturation of new and expanded stores and successful promotional efforts will continue to drive sales growth.

Gross Profit. Gross profit for the three-month period ended March 26, 2005 increased $4.8 million or 3.5% to $142.0 million, or 25.5% of sales, compared to $137.2 million, or 26.3% of sales, for the three-month period ended March 27, 2004. Gross profit increased due to the higher sales volume, but decreased as a percentage of sales due primarily to promotional efforts and the effect of lower margins in the pharmacy and gasoline departments. Pharmacy gross margin percentage decreased due to tightening of negotiated rates with third party insurers, while gasoline gross margin percentage decreased due to rising fuel costs and competitive pressures.

Gross profit for the Company’s milk processing subsidiary for the March 2005 quarter increased $0.1 million or 1.9% to $5.0 million, or 12.5% of sales, compared to $4.9 million, or 13.5% of sales for the March 2004 quarter. Although sales increased, gross profit as a percentage of sales declined as raw milk cost increases were passed on to customers on a dollar for dollar basis.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $3.5 million or 3.0% to $121.6 million for the three months ended March 26, 2005, from $118.0 million for the three months ended March 27, 2004. As a percentage of sales, operating and administrative expenses decreased to 21.8% for the three months ended March 26, 2005 compared to 22.6% for the three months ended March 27, 2004. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$2.8	(0.1)%
Professional fees	$0.9	0.2%
Taxes and licenses	$0.7	—%
Advertising and promotion	$(0.6)	(0.2)%
Rent expense	$(0.7)	(0.2)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but decreased to 9.1% of sales for the March 2005 quarter compared to 9.2% for the March 2004 quarter.

Professional fees increased primarily due to $0.8 million of legal and audit costs incurred during the March 2005 quarter in connection with the previously disclosed internal investigation resulting from an informal SEC inquiry. The Company anticipates additional costs to be incurred in the June 2005 quarter related to the ongoing informal inquiry.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Advertising and promotion expense decreased in conjunction with a change in vendor for the production of the Company’s direct mail advertising. The Company brought certain functions in-house that were provided by the previous direct mail vendor.

Rent expense declined due primarily to increased sub-lease activity on previously closed store properties.

Rental Income, Net. Rental income, net decreased $0.7 million to $1.1 million for the March 2005 quarter from $1.8 million for the March 2004 quarter. Gross rental income decreased $0.5 million, while shopping center expenses increased $0.2 million. The sale of a shopping center in September 2004 in which Ingles was not a tenant, the relocation of several drug stores from shopping centers to stand alone sites and the relocation of a significant tenant in a stand alone retail store owned by the Company all decreased gross rental income.

Other Income, Net. Other income, net decreased $4.0 million to $0.2 million for the three-month period ended March 26, 2005 from $4.2 million for the three-month period ended March 27, 2004. During the March 2004 quarter, the Company sold a shopping center in which it no longer operated a store for a gain of $3.8 million.

Interest Expense. Interest expense decreased $0.8 million for the three-month period ended March 26, 2005 to $12.9 million from $13.7 million for the three-month period ended March 27, 2004. Total debt at March 26, 2005 was $586.5 million compared to $620.0 million at March 27, 2004.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.2% in the March 2005 quarter compared to 36.2% in the March 2004 quarter due to a larger percentage of income allocated to higher tax jurisdictions.

Net Income. Net income decreased $1.7 million or 24.5% for the three-month period ended March 26, 2005 to $5.5 million compared to $7.2 million for the three-month period ended March 27, 2004. As noted above, the March 2004 quarter included a $3.8 million pre-tax gain ($2.5 million net of income tax) on the sale of a shopping center. Net income, as a percentage of sales, was 1.0% for the March 2005 quarter and 1.4% for the March 2004 quarter. Basic and diluted earnings per share were $0.23 and $0.31 for the March 2005 and March 2004 quarters, respectively.

Six Months Ended March 26, 2005 Compared to the Six Months Ended March 27, 2004

Net Sales. Net sales for the six months ended March 26, 2005 increased 5.8% to $1.12 billion, compared to $1.06 billion for the six months ended March 27, 2004. Comparable store sales increased $55.4 million or 5.6% for the same period. Sales improved in each department; however sales in the perishable departments increased at a higher rate than the non-perishable departments, with the exception of the pharmacy and gasoline departments as noted above in the three-month discussion.

Net sales to outside parties for the Company’s milk processing subsidiary increased $4.8 million or 9.5% in the March 2005 six-month period compared to the March 2004 six-month period due to the increased raw milk costs mentioned above in the three-month discussion.

Sales comparisons for the three and six-month periods were affected by the timing of the Easter holiday, as described in the three-month discussion. Excluding the effect of Easter, comparable store sales increased $50.0 million, or 5.2%, for the six month 2005 period compared to the six month 2004 period.

The Company expects moderate sales growth in the remainder of fiscal year 2005 as sales comparisons are made to the high sales growth experienced in fiscal 2004 and due to the effect of Easter related sales discussed above. The Company expects that both the maturation of new and expanded stores and successful promotional efforts will continue to drive sales growth.

Gross Profit. Gross profit for the six months ended March 26, 2005 increased $13.5 million or 5.0% to $284.0 million compared to $270.5 million, for the six months ended March 27, 2004. As a percent of sales, gross profit decreased to 25.4% for the six months ended March 26, 2005 from 25.6% for the six months ended March 27, 2004 for reasons described in the three-month discussion. Gross profit as a percentage of sales was comparable at 25.5% and 25.4% for the first and second quarters of fiscal 2005, respectively.

Gross profit for the Company’s milk processing subsidiary for the March 2005 six-month period increased $1.0 million or 11.2% to $10.1 million, or 12.9% of sales compared to $9.1 million or 12.4% of sales for the March 2004 six-month period. Higher cream prices contributed to the increase in gross profit in dollars and as a percentage of sales. Excess cream is produced in the processing of milk and is sold in bulk to producers of ice cream and cheese. The sale of excess cream is accounted for as a reduction to cost of goods sold.

Operating and Administrative Expenses. Operating and administrative expenses increased $7.7 million or 3.3% to $244.3 million for the six months ended March 26, 2005, from $236.6 million for the six months ended March 27, 2004. As a percentage of sales, operating and administrative expenses decreased to 21.8% for the March 2005 six-month period from 22.4% for the March 2004 six-month period. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$4.3	(0.1)%
Professional fees	$2.3	0.2%
Bank charges	$1.0	0.1%
Taxes and licenses	$1.0	—%
Advertising and promotion	$(1.3)	(0.2)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but decreased to 9.1% of sales for the March 2005 six-month period compared to 9.2% for the comparable 2004 period.

Professional fees increased primarily due to $1.9 million of legal and audit costs incurred during the March 2005 six month period in connection with the previously disclosed internal investigation resulting from an informal SEC inquiry. The Company anticipates additional costs to be incurred related to the ongoing informal inquiry.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Taxes and licenses increased primarily due to increased property tax expense and higher payroll taxes as a result of increased salaries and wages.

Advertising and promotion expense decreased in conjunction with a change in vendor for the production of the Company’s direct mail advertising. The Company brought certain functions in-house that were provided by the previous direct mail vendor.

Rental Income, Net. Rental income, net decreased $0.7 million to $2.5 million in the March 2005 six-month period from $3.2 million in the March 2004 six-month period. Gross rental income decreased $0.6 million, while shopping center expenses increased $0.1 million. The sale of a shopping center in September 2004 in which Ingles was not a tenant, the relocation of several drug stores from shopping centers to stand alone sites and the relocation of a significant tenant in a stand alone retail store owned by the Company all decreased gross rental income.

Other Income, Net. Other income, net decreased $4.8 million for the March 2005 six-month period over the comparable period in fiscal 2004. During the March 2004 six-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $3.8 million and an out-parcel adjacent to an existing shopping center for a gain of $1.0 million.

Interest Expense. Interest expense decreased $1.6 million to $26.0 million for the six months ended March 26, 2005 from $27.6 million for the six months ended March 27, 2004. Total debt at March 26, 2005 was $586.5 million compared to $620.0 million at March 27, 2004.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.9% in the March 2005 six-month period from 36.2% in the March 2004 six-month period due to a larger percentage of income allocated to higher tax jurisdictions.

Net Income. Net income increased $0.9 million or 9.2% for the March 2005 six-month period to $10.5 million, compared to $9.6 million, for the March 2004 six-month period. Basic and diluted earnings per common share were $0.44 and $0.42 for the March 2005 and March 2004 six-month periods, respectively. Net income was 0.9% of sales in both periods. As noted above, the six months ended March 27, 2004 included $4.8 million of gains ($3.1 million net of tax) on the sale of real property.

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

Capital expenditures totaled $26.8 million for the six-month period ended March 26, 2005 including the completion of one new store, one major remodel/expansion and the purchase of three future store sites. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2005 and in fiscal 2006.

Ingles’ capital expenditure plans for all of fiscal 2005 include investments of approximately $70.0 million. For the balance of fiscal 2005, the Company plans to open three new stores, one of which will be leased and two of which will be owned, complete one major remodel/expansion, add approximately seven new fuel stations and purchase one store site for future expansion. Expenditure plans will also include investments in stores expected to open in fiscal 2006 as well as technology improvements, upgrading and replacing existing store equipment, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at March 26, 2005 totaled $16.2 million.

Liquidity

The Company generated net cash from operations of $21.6 million for the six months ended March 26, 2005 compared to $26.1 million for the comparable 2004 period. Inventory increased by $9.7 million and accounts payable increased $11.8 million for the six months ended March 2005 as a result of increased inventory requirements to support increased sales. Deferred income taxes payable decreased $5.6 million for the six months ended March 2005, due primarily to gains previously deferred for income tax purposes for planned like-kind exchanges. The planned exchanges did not take place within statutory time limits, causing the reversal of previously deferred income taxes.

Cash used by investing activities for the March 2005 six-month period totaled $26.6 million comprised primarily of $26.8 million of capital expenditures during the period, partially offset by $0.2 million of proceeds from the sale of assets.

Cash used by financing activities during the March 2005 six-month period totaled $22.8 million including principal payments on long-term debt of $15.9 million and dividend payments of $7.6 million offset in part by cash received from the exercise of stock options of $0.7 million.

At March 26, 2005, the Company had committed lines of credit with five banks totaling $135.0 million. No amounts were borrowed under the lines of credit at March 26, 2005; however unused letters of credit totaling $14.7 million reduced the amount available to be drawn under these lines to $120.3 million at March 26, 2005. Of the $135.0 million of committed lines of credit, $120.0 million matures in October 2006 and $15.0 million matures in October and November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 26, 2005.

The Company has outstanding $349.8 million principal amount of 8 7/8% Senior Unsubordinated Notes (“the Notes”) maturing in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at March 26, 2005.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 26, 2005, the Company had unencumbered real property and equipment with a net book value of approximately $378.5 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $56.7 million based on tangible net worth at March 26, 2005. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Company’s senior subordinated debt. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the March 2005 quarter and six-month period was lower than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note J to the Unaudited Consolidated Financial Statements.

Nasdaq Listing Qualifications Panel Decision

As has previously been disclosed, the Company was subject to potential delisting proceedings by the Nasdaq Stock Market due to its failure to timely file its Form 10-K for the year ended September 25, 2004 and its Form 10-Q for the quarter ended December 25, 2004. On March 16, 2005, the Nasdaq Listing Qualifications Panel (the “Panel”) granted the Company’s request for continued listing on The Nasdaq National Market subject to three conditions. First, by March 31, 2005, the Company had to file its Form 10-Q for the quarter ended December 25, 2004. This report was filed by the Company on March 18, 2005. Second, the Company had to provide the Panel with additional information regarding the Securities and Exchange Commission’s informal inquiry, which has been provided. Third, the Company must timely file all periodic reports with the SEC and Nasdaq for all reporting periods ending on or before December 31, 2005 and demonstrate continued compliance with all other Nasdaq continued listing criteria.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 26, 2005, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2004, including the related weaknesses in its internal control over financial reporting identified during the recently completed internal investigation of certain vendor allowances and related accounting. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

As was discussed in the Company’s Form 10-K for fiscal 2004, the Company delayed the filing of its Form 10-K for the fiscal year ended September 25, 2004 due to its internal investigation of certain vendor allowances and related accounting in prior periods. In February 2005, the Company filed its fiscal 2004 Form 10-K containing certain restated financial statements and related information for the years ended September 27, 2003 and September 28, 2002 to reflect the proper recognition of vendor allowances in the appropriate accounting periods and to correct the improper accounting for certain revenue and expense items and correcting certain accounting errors related to certain lease transactions in these periods. The Company also filed Forms 10-Q/A for the fiscal quarters ended December 27, 2003, March 27, 2004 and June 26, 2004 to reflect the restatement of its consolidated financial statements included therein, the notes thereto, and related disclosures for such fiscal periods. As a result of the delays created by the internal investigation and restatement, the Company was delayed in the filing of its Form 10-Q for the fiscal quarter ended December 25, 2004.

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

At this time the Company has determined that it is probable that management’s assessment of internal controls will conclude that the Company will continue to have a material weakness or weaknesses, although the complete extent of any such material weakness or weaknesses has not been fully determined. If material weaknesses exist, management will be required to conclude, and report in its fiscal 2005 Form 10-K, that its internal control over financial reporting was not effective at September 24, 2005. Likewise, in this event, the Company’s independent registered public accounting firm would be required to issue an adverse opinion on the effectiveness of its internal control over financial reporting.

Part II. Other Information.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on December 29, 2004 to announce a notice from The Nasdaq Stock Market that the Company was not in compliance with Nasdaq’s requirement for continued listing of the Company’s securities due to the late filing of its Form 10-K for the fiscal year ended September 25, 2004.

The Company filed a Form 8-K on February 8, 2005 furnishing a press release announcing preliminary earnings for fiscal 2004 and its intention to restate prior periods.

The Company filed a Form 8-K on February 15, 2005 furnishing a press release announcing financial information for its fourth fiscal quarter and year ended September 25, 2004.

The Company filed a Form 8-K on February 22, 2005 to announce an additional notice from The Nasdaq Stock Market that the Company was not in compliance with Nasdaq’s requirement for continued listing of the Company’s securities due to the late filing of its Form 10-Q for the quarter ended December 25, 2004.

The Company filed a Form 8-K on February 25, 2005 to announce the resignation of Brenda Tudor as Vice-President Finance and Chief Financial Officer.

The Company filed a Form 8-K on March 18, 2005 furnishing a press release announcing financial information for its first fiscal quarter ended December 25, 2004.

The Company filed a Form 8-K on March 22, 2005 to announce the Nasdaq Listing Qualifications Panel had granted the Company’s request for continued listing of the Company’s securities, subject to certain conditions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 5, 2005	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: May 5, 2005	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer