Form 10-Q
period 2005-06-25
INGLES MARKETS INC
filed 2005-08-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

As of July 29, 2005, the Registrant had 11,959,218 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,365,441 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 25, 2005	SEPTEMBER 25, 2004
ASSETS

Current Assets:
Cash and Cash Equivalents	$50,301,301	$80,593,990
Receivables	36,357,142	34,449,988
Inventories	200,506,046	189,431,944
Other Current Assets	9,983,404	9,062,982

Total Current Assets	297,147,893	313,538,904
Property and Equipment – Net	738,626,997	738,218,926
Other Assets	14,941,427	11,928,788

Total Assets	$1,050,716,317	$1,063,686,618

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$22,512,558	$33,826,668
Accounts payable - trade	108,500,889	88,725,461
Accrued expenses and current portion of other long-term liabilities	56,030,570	66,188,884

Total Current Liabilities	187,044,017	188,741,013
Deferred Income Taxes	33,875,578	40,885,578
Long-Term Debt	557,198,949	568,607,606
Other Long-Term Liabilities	2,961,780	4,235,245

Total Liabilities	781,080,324	802,469,442

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 11,950,418 shares issued and outstanding June 25, 2005; 11,697,868 shares issued and outstanding September 25, 2004	597,521	584,893
Class B, $0.05 par value; 100,000,000 shares authorized; 12,366,041 shares issued and outstanding June 25, 2005; 12,369,091 shares issued and outstanding September 25, 2004	618,302	618,455
Paid-in capital in excess of par value	115,633,011	113,001,794
Retained earnings	152,787,159	147,012,034

Total Stockholders’ Equity	269,635,993	261,217,176

Total Liabilities and Stockholders’ Equity	$1,050,716,317	$1,063,686,618

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 25, 2005	JUNE 26, 2004
Net sales	$566,655,898	$537,447,444
Cost of goods sold	423,533,066	396,406,337

Gross profit	143,122,832	141,041,107
Operating and administrative expenses	122,364,144	117,663,575
Rental income, net	1,838,452	2,181,604

Income from operations	22,597,140	25,559,136
Other income, net	637,729	1,004,266
Interest expense	12,591,618	13,037,225

Income before income taxes	10,643,251	13,526,177

Income tax expense (benefit):
Current	5,377,536	8,510,000
Deferred	(1,360,000)	(3,273,000)

	4,017,536	5,237,000

Net income	$6,625,715	$8,289,177

Per share amounts:
Basic earnings per common share	$0.27	$0.35

Diluted earnings per common share	$0.27	$0.35

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 25, 2005	JUNE 26, 2004
Net sales	$1,683,197,657	$1,592,546,027
Cost of goods sold	1,256,094,887	1,180,988,051

Gross profit	427,102,770	411,557,976
Operating and administrative expenses	366,654,214	354,232,269
Rental income, net	4,389,550	5,419,195

Income from operations	64,838,106	62,744,902
Other income, net	1,322,844	6,525,132
Interest expense	38,549,987	40,619,183

Income before income taxes	27,610,963	28,650,851

Income tax expense (benefit):
Current	16,937,536	11,554,000
Deferred	(6,490,000)	(841,000)

	10,447,536	10,713,000

Net income	$17,163,427	$17,937,851

Per share amounts:
Basic earnings per common share	$0.71	$0.77

Diluted earnings per common share	$0.71	$0.77

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 25, 2005 AND JUNE 26, 2004

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$132,978,340	$236,595,114
Net income	—	—	—	—	—	17,937,851	17,937,851
Cash dividends	—	—	—	—	—	(10,950,461)	(10,950,461)
Exercise of stock options	945,574	47,279	—	—	9,536,225	—	9,583,504
Common stock conversions	21,825	1,091	(21,825)	(1,091)	—	—	—

Balance, June 26, 2004	11,602,818	$580,140	12,369,391	$618,470	$112,001,668	$139,965,730	$253,166,008

Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	17,163,427	17,163,427
Cash dividends	—	—	—	—	—	(11,388,302)	(11,388,302)
Exercise of stock options	249,500	12,475	—	—	2,631,217	—	2,643,692
Common stock conversions	3,050	153	(3,050)	(153)	—	—	—

Balance, June 25, 2005	11,950,418	$597,521	12,366,041	$618,302	$115,633,011	$152,787,159	$269,635,993

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 25, 2005	JUNE 26, 2004
Cash Flows from Operating Activities:
Net income	$17,163,427	$17,937,851
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,563,747	42,634,000
Amortization of deferred gain on sale/leasebacks	(276,024)	(298,249)
Losses (gains) on disposals of property and equipment	875,305	(5,479,896)
Receipt of advance payments from vendors	2,076,032	1,938,000
Recognition of advance payments from vendors	(4,247,628)	(5,423,151)
Receipt from lease termination settlement	(288,682)	—
Unrealized appreciation of marketable securities	(332,292)	—
Deferred income taxes	(6,490,000)	(841,000)
Changes in operating assets and liabilities:
Receivables	(3,148,154)	1,799,037
Inventory	(11,074,102)	1,596,230
Other assets	(3,616,632)	2,190,242
Accounts payable and accrued expenses	11,488,037	(3,158,142)

Net Cash Provided by Operating Activities	44,693,034	52,894,922

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	306,644	10,369,802
Capital expenditures	(43,824,990)	(60,848,645)

Net Cash Used in Investing Activities	(43,518,346)	(50,478,843)

Cash Flows from Financing Activities:
Debt issuance costs	—	(253,985)
Principal payments on long-term debt	(22,722,767)	(30,219,874)
Proceeds from exercise of stock options	2,643,692	9,583,504
Dividends paid	(11,388,302)	(10,950,461)

Net Cash Used in Financing Activities	(31,467,377)	(31,840,816)

Net Decrease in Cash and Cash Equivalents	(30,292,689)	(29,424,737)
Cash and cash equivalents at beginning of period	80,593,990	80,879,318

Cash and Cash Equivalents at End of Period	$50,301,301	$51,454,581

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 25, 2005 and June 26, 2004

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 25, 2005, the results of operations for the three-month and nine-month periods ended June 25, 2005 and June 26, 2004, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 25, 2005 and June 26, 2004. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2004 and the Form 10-Q/A for the June 26, 2004 quarter, both filed by the Company under the Securities Exchange Act of 1934 on February 10, 2005.

The results of operations for the three-month and nine-month periods ended June 25, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts as of September 25, 2004 and for the three-month and nine-month periods ended June 26, 2004 have been reclassified for comparative purposes.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal year ended September 25, 2004, or in the first nine months of fiscal 2005, there was no stock-based employee compensation expense included in net income for the three-month and nine-month periods ended June 25, 2005 or June 26, 2004.

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

	Three Months Ended		Nine Months Ended
	JUNE 25, 2005	JUNE 26, 2004	JUNE 25, 2005	JUNE 26, 2004
BASIC
Net income	$6,625,715	$8,289,177	$17,163,427	$17,937,851
Net income, pro forma	$6,618,793	$8,263,293	$17,127,961	$17,865,083
Basic earnings per common share	$0.27	$0.35	$0.71	$0.77
Basic earnings per common share, pro forma	$0.27	$0.35	$0.71	$0.76
DILUTED
Diluted earnings	$6,625,715	$8,289,177	$17,163,427	$17,937,851
Diluted earnings, pro forma	$6,618,793	$8,263,293	$17,127,961	$17,865,083
Diluted earnings per common share	$0.27	$0.35	$0.71	$0.77
Diluted earnings per common share, pro forma	$0.27	$0.35	$0.71	$0.76

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $695,000 and $585,000 at June 25, 2005 and September 25, 2004, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 25, 2005	SEPTEMBER 25, 2004
Property, payroll, and other taxes payable	$13,193,494	$14,915,390
Salaries, wages and bonuses payable	14,906,141	14,355,644
Self-insurance reserves	8,850,261	7,833,391
Interest	3,510,338	11,467,771
Income taxes	2,943,157	4,300,762
Other	12,627,179	13,315,926

	$56,030,570	$66,188,884

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.6 million for each of the three-month periods ended June 25, 2005 and June 26, 2004, respectively. For the nine-month periods ended June 25, 2005 and June 26, 2004, employee insurance expense, net of employee contributions, totaled $15.6 million and $14.8 million, respectively.

E. LONG-TERM DEBT

At June 25, 2005, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. Of the $135.0 million of committed lines of credit, $120.0 million matures in October 2006, and $15.0 million matures in October and November 2005. At June 25, 2005, the Company had $13.7 million in outstanding letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from September 2005 to January 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 25, 2005.

In addition, line of credit agreements and other long-term debt contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $61.6 million, based on tangible net worth at June 25, 2005. As of June 25, 2005, the Company is in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 21, 2005, January 12, 2005 and October 6, 2004 to stockholders of record on April 11, 2005, January 3, 2005 and September 28, 2004, respectively.

G. EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	JUNE 25, 2005	JUNE 26, 2004	JUNE 25, 2005	JUNE 26, 2004
BASIC:
Net income	$6,625,715	$8,289,177	$17,163,427	$17,937,851

Weighted average number of common shares outstanding	24,190,324	23,765,075	24,144,693	23,382,163

Basic earnings per common share	$0.27	$0.35	$0.71	$0.77

DILUTED:
Net income	$6,625,715	$8,289,177	$17,163,427	$17,937,851

Weighted average number of common shares and common stock equivalent shares outstanding	24,239,263	23,819,468	24,190,585	23,419,626

Diluted earnings per common share item	$0.27	$0.35	$0.71	$0.77

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	JUNE 25, 2005	JUNE 26, 2004	JUNE 25, 2005	JUNE 26, 2004
Revenues from unaffiliated customers:
Grocery sales	$539,509	$ 508,698	$1,601,372	$1,513,883
Shopping center rentals	3,439	3,799	9,684	10,677
Fluid dairy	27,147	28,749	81,826	78,663

Total revenues from unaffiliated customers	$570,095	$ 541,246	$1,692,882	$1,603,223

Income from operations:
Grocery sales	$18,553	$ 20,992	$53,213	$50,462
Shopping center rentals	1,839	2,182	4,390	5,419
Fluid dairy	2,205	2,385	7,235	6,864

Total income from operations	$22,597	$ 25,559	$64,838	$62,745

	JUNE 25, 2005	SEPTEMBER 25, 2004
Assets:
Grocery sales	$904,206	$ 917,645
Shopping center rentals	118,128	116,756
Fluid dairy	30,166	31,112
Elimination of intercompany receivable	(1,784)	(1,826)

Total assets	$1,050,716	$1,063,687

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended June 25, 2005 and June 26, 2004, respectively, the fluid dairy segment had $11.0 million and $12.1 million in sales to the grocery sales segment. The fluid dairy segment had $34.5 million and $35.6 million in sales to the grocery sales segment in the nine-month periods ended June 25, 2005 and June 26, 2004, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB released Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that all primary beneficiaries of Variable Interest Entities (VIE) consolidate that entity. FIN 46 was effective immediately for VIEs created or acquired after January 31, 2003. It applied commencing with the first fiscal year or interim period ending after March 15, 2004, to VIEs in which an enterprise holds an interest it acquired before February 1, 2003. The Company has determined that it does not have any relationships or contracts that constitute VIEs.

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

J. PROFESSIONAL FEES

Professional fees for the three-month and nine-month periods ended June 25, 2005 included $0.7 million and $2.6 million, respectively, of costs incurred as a result of the ongoing Securities and Exchange Commission (SEC) investigation previously disclosed and further described in this report. No such costs were incurred in the nine-month period ended June 26, 2004.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 195 supermarkets in Georgia (77), North Carolina (61), South Carolina (34), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 25, 2005, the Company operated 38 in-store pharmacies and 24 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 25, 2005 and June 26, 2004. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 25, 2005 and June 26, 2004, comparable store sales include 193 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	JUNE 25, 2005	JUNE 26, 2004	JUNE 25, 2005	JUNE 26, 2004
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.3%	26.2%	25.4%	25.8%
Operating and administrative expenses	21.6%	21.9%	21.8%	22.2%
Rental income, net	0.3%	0.4%	0.3%	0.3%
Income from operations	4.0%	4.7%	3.9%	3.9%
Other income, net	0.1%	0.2%	0.1%	0.4%
Interest expense	2.2%	2.4%	2.3%	2.6%
Income taxes	0.7%	1.0%	0.7%	0.6%
Net income	1.2%	1.5%	1.0%	1.1%

Three Months Ended June 25, 2005 Compared to the Three Months Ended June 26, 2004

Results for the third quarter of fiscal 2005 compared to the prior year quarter reflect strong growth in net and comparable store sales, and a reduction in operating and administrative expenses as a percentage of sales. Net income was lower for the fiscal 2005 quarter as relatively stronger sales growth in lower margin departments decreased gross margin.

Net Sales. Net sales increased $29.2 million or 5.4% to $566.7 million for the three months ended June 25, 2005 from $537.4 million for the three months ended June 26, 2004. Comparable store sales for the same period grew $27.9 million or 5.5%. Ingles operated 195 stores at June 25, 2005, compared to 196 stores at June 26, 2004. Retail square footage of approximately 9.3 million was virtually unchanged at June 25, 2005 compared to June 26, 2004. Sales grew in every department, with the highest growth rates in the gasoline and pharmacy departments. The Company operated 5 additional gasoline and 3 additional pharmacy departments at June 25, 2005 compared to June 26, 2004. Fuel price inflation between June 2004 and June 2005 also contributed to increased gasoline department sales.

Net sales to outside parties for the Company’s milk processing subsidiary decreased $1.6 million or 5.6% in the June 2005 quarter compared to the June 2004 quarter. Raw milk costs were lower in the June 2005 quarter compared to the June 2004 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products. In addition to lower sales prices, case volume decreased slightly in the June 2005 quarter compared to the June 2004 quarter.

Sales comparisons for the three-month periods were affected by the timing of the Easter holiday. In fiscal 2005, Easter fell on the day following the end of the March quarter, therefore Easter related sales were included in the second fiscal 2005 quarter. Easter related sales were included in the third quarter of fiscal 2004. Excluding the effect of Easter, comparable store sales increased $28.6 million, or 6.2%, for the June 2005 quarter compared to the June 2004 quarter.

The Company expects moderate sales growth in the remainder of fiscal year 2005 as the maturation of new and expanded stores and promotional efforts will continue to drive sales growth.

Gross Profit. Gross profit for the three-month period ended June 25, 2005 increased $2.1 million or 1.5% to $143.1 million, or 25.3% of sales, compared to $141.0 million, or 26.2% of sales, for the three-month period ended June 26, 2004. The increase in gross profit dollars was primarily due to the higher sales volume. Gross profit as a percentage of total sales was lower for the June 2005 quarter due to higher sales growth in the gasoline and pharmacy departments. These departments generally have lower gross margins.

Gross profit for the Company’s milk processing subsidiary for the June 2005 quarter increased $0.1 million or 1.5% to $5.0 million, or 13.1% of sales, compared to $4.9 million, or 12.0% of sales for the June 2004 quarter. Higher gross margin for these products offset decreased sales as raw milk cost decreases were passed on to customers on a dollar for dollar basis.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process; therefore, all of the costs mentioned above incurred by the milk processing segment are included in the cost of sales line item.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.7 million or 4.0% to $122.4 million for the three months ended June 25, 2005, from $117.7 million for the three months ended June 26, 2004. As a percentage of sales, operating and administrative expenses decreased to 21.6% for the three months ended June 25, 2005 compared to 21.9% for the three months ended June 26, 2004, respectively.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$1.6	(0.2)%
Repairs and maintenance	$1.0	0.1%
Store supplies	$0.7	0.1%
Professional fees	$0.6	0.1%
Warehousing and transportation	$0.6	—%
Rent expense	$(0.7)	(0.2)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased slightly as a percentage of sales to 9.1% for the June 2005 quarter compared to 9.3% for the June 2004 quarter.

Repairs and maintenance increased due to the replacement and upgrade of product display and other store fixtures.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Professional fees increased primarily due to $0.7 million of costs incurred during the June 2005 quarter in connection with the previously disclosed internal investigation and the SEC investigation. The Company anticipates additional professional fees will be incurred in the fourth quarter of fiscal 2005 related to the ongoing SEC investigation and to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Warehousing and transportation expense and utilities increased primarily due to higher fuel costs.

Rent expense declined primarily due to increased sub-lease activity on previously closed store properties.

Rental Income, Net. Rental income, net decreased $0.4 million to $1.8 million for the June 2005 quarter from $2.2 million for the June 2004 quarter due to a decrease in gross rental income. The sale of a shopping center in September 2004 in which Ingles was not a tenant, the relocation of several drug stores from shopping centers to stand alone sites and the relocation of a significant tenant in a stand alone retail store owned by the Company all decreased gross rental income.

Other Income, Net. Other income, net decreased $0.4 million to $0.6 million for the three-month period ended June 25, 2005 from $1.0 million for the three-month period ended June 26, 2004. During the June 2004 quarter, the Company sold two outparcels for gains totaling $0.7 million.

Interest Expense. Interest expense decreased $0.4 million for the three-month period ended June 25, 2005 to $12.6 million from $13.0 million for the three-month period ended June 26, 2004. Total debt at June 2005 was $579.7 million compared to $610.7 million at June 2004.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.7% in the June 2005 quarter compared to 38.7% in the June 2004 quarter due to tax benefits realized on the exercise of employee stock options.

Net Income. Net income decreased $1.7 million or 20.1% for the three-month period ended June 25, 2005 to $6.6 million compared to $8.3 million for the three-month period ended June 26, 2004. Net income, as a percentage of sales, was 1.2% for the June 2005 quarter and 1.5% for the June 2004 quarter. Earnings per share (basic and diluted) were $0.27 and $0.35, for the June 2005 and June 2004 quarters, respectively.

Nine Months Ended June 25, 2005 Compared to the Nine Months Ended June 26, 2004

Net Sales. Net sales for the nine months ended June 25, 2005 increased 5.7% to $1.68 billion, compared to $1.59 billion for the nine months ended June 26, 2004. Comparable store sales increased $83.3 million or 5.6% for the same period. Sales improved in each department; however sales in the perishable departments increased at a higher rate than the non-perishable departments, with the exception of the pharmacy and gasoline departments.

Net sales to outside parties for the Company’s milk processing subsidiary increased $3.2 million or 4.0% in the June 2005 nine-month period compared to the June 2004 nine-month period due to increased case volume sales.

Gross Profit. Gross profit for the nine months ended June 25, 2005 increased 3.8% to $427.1 million compared to $411.6 million, for the nine months ended June 26, 2004. As a percentage of sales, gross profit decreased to 25.4% for the nine months ended June 25, 2005 from 25.8% for the nine months ended June 26, 2004. The nine-month gross margin comparison is affected by higher sales growth in lower margin gasoline and pharmacy departments. Excluding the effect of gasoline and pharmacy sales, grocery segment margins were higher for the nine-month 2005 period compared to the same period of the previous year.

Gross profit for the Company’s milk processing subsidiary increased $1.1 million or 7.8% for the June 2005 nine-month period compared to the June 2004 nine-month period due primarily to increased case volume sales and higher margins.

Operating and Administrative Expenses. Operating and administrative expenses increased $12.5 million or 3.5% to $366.7 million for the nine months ended June 25, 2005, from $354.2 million for the nine months ended June 26, 2004. As a percentage of sales, operating and administrative expenses decreased to 21.8% for the June 2005 nine-month period from 22.2% for the same period last year.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$5.9	(0.2)%
Professional fees	$2.9	0.2%
Repairs and maintenance	$1.7	—%
Bank charges	$1.4	0.1%
Advertising and promotion	$(1.4)	(0.1)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but decreased to 9.1% of sales for the June 2005 nine-month period, compared to 9.3% of sales for the June 2004 nine-month period.

Professional fees increased primarily due to $2.6 million of costs incurred during the June 2005 nine-month period in connection with the previously disclosed internal investigation and the SEC investigation. The Company anticipates additional professional fees will be incurred in the fourth quarter of fiscal 2005 related to the ongoing investigation and to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Repairs and maintenance increased due to the replacement and upgrade of product display and other store fixtures.

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

Rental Income, Net. Rental income, net decreased $1.0 million to $4.4 million in the June 2005 nine-month period from $5.4 million in the June 2004 comparable period due to a similar decrease in gross rental income. The sale of a shopping center in September 2004 in which Ingles was not a tenant, the relocation of several drug stores from shopping centers to stand alone sites and the relocation of a significant tenant in a stand alone retail store owned by the Company all decreased gross rental income.

Other Income, Net. Other income, net decreased $5.2 million to $1.3 million for the June 2005 nine-month period from $6.5 million for the comparable period in fiscal 2004. During the June 2004 nine-month period, the Company sold a shopping center in which it no longer operated a store for a gain of $3.9 million and three out-parcels adjacent to existing store locations for gains of $1.8 million. There have been no significant real estate sales for the nine months ended June 25, 2005.

Interest Expense. Interest expense decreased $2.1 million to $38.5 million for the nine months ended June 25, 2005 from $40.6 million for the nine months ended June 26, 2004, due primarily to $31.0 million of principal debt repayment between June 26, 2004 and June 25, 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.8% in the June 2005 nine-month period compared to 37.4% in the June 2004 nine-month period due to a larger percentage of income allocated to higher tax jurisdictions.

Net Income. Net income decreased $0.7 million or 4.3% for the June 2005 nine-month period to $17.2 million, or 1.0% of sales, compared to $17.9 million, or 1.1% of sales, for the June 2004 nine-month period. Earnings per common share (basic and diluted) were $0.71 and $0.77 for the June 2005 and June 2004 nine-month periods, respectively. As noted above, the nine months ended June 26, 2004 included $5.7 million of gains ($3.5 million net of tax) on the sale of real property.

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

Capital expenditures totaled $43.8 million for the nine-month period ended June 25, 2005 including the opening of one new store, the completion of major remodel/expansions at two stores, and the purchase of three store sites. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, equipment at the Company’s distribution facility and its milk processing plant, and expenditures for construction of stores to open later in fiscal 2005 and in fiscal 2006.

Ingles’ capital expenditure plans for all of fiscal 2005 include investments of approximately $70.0 million. For the balance of fiscal 2005, the Company plans to open two new stores with fuel stations, both of which will be owned, and purchase one store site for future expansion. Expenditure plans will also include investments in stores expected to open in fiscal 2006 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at June 25, 2005 totaled $11.7 million.

Liquidity

The Company generated net cash from operations of $44.7 million in the June 2005 nine-month period.

Cash used by investing activities for the June 2005 nine-month period totaled $43.5 million comprised primarily of $43.8 million of capital expenditures during the period, partially offset by $0.3 million of proceeds from the sale of assets.

Cash used by financing activities during the June 2005 nine-month period totaled $31.5 million including principal payments on long-term debt of $22.7 million and dividend payments of $11.4 million offset in part by cash received from the exercise of stock options of $2.6 million.

At June 25, 2005, the Company had committed lines of credit with five banks totaling $135.0 million. No amounts were borrowed under the lines of credit at June 25, 2005; however unused letters of credit totaling $13.7 million reduced the amount available to be drawn under these lines to $121.3 million at June 25, 2005. Of the $135.0 million of committed lines of credit, $120.0 million matures in October 2006 and $15.0 million matures in October and November 2005. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 25, 2005.

The Company has outstanding $349.8 million principal amount of 8 7/8% Senior Subordinated Notes (“the Notes”) maturing in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at June 25, 2005.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 25, 2005, the Company had unencumbered real property and equipment with a net book value of approximately $387.7 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $61.6 million based on tangible net worth at June 25, 2005. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the June 2005 quarter was higher than the overall increase in the Consumer Price Index. For the nine month period ended June 2005, inflation in food prices was slightly lower than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note I to the Unaudited Financial Statements.

Securities and Exchange Commission Investigation

In May 2005, the SEC issued a formal order of private investigation in the name of the Company following the previously disclosed informal inquiry. See Part II Item 1. Legal Proceedings.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; the ultimate resolution of the SEC’s investigation; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 25, 2005, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2004, including the related weaknesses in its internal control over financial reporting identified during the recently completed internal investigation of certain vendor allowances and related accounting. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

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

In order to remediate the remaining weaknesses in internal controls, the Company has reviewed the staffing functions in its accounting and real estate departments, including monitoring of compliance with accounting policies and procedures. The Company is hiring additional staff to supplement existing resources. Further, the Company is providing additional training to its associates. These changes, among others, will allow the accounting department to more closely monitor vendor allowance transactions, its real estate billing processes and lease transactions, and to achieve a more accurate financial statement close and reconciliation process.

In connection with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, the Company will document and test its systems of internal controls for financial reporting in order to provide the basis for evaluation and report on these systems as of the end of its 2005 fiscal year. This documentation and testing is in process and will be affected as to scope and timing by the additional controls described above.

At this time the Company has determined that it is probable that management’s future assessment of internal controls will conclude that the Company will continue to have a material weakness or weaknesses, although the complete extent of any such material weakness or weaknesses has not been fully determined. If material weaknesses exist, management will be required to conclude, and report in its fiscal 2005 Form 10-K, that its internal control over financial reporting was not effective at September 24, 2005. Likewise, in this event, the Company’s independent registered public accounting firm would be required to issue an adverse opinion on the effectiveness of its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

SEC Investigation

As was initially disclosed in December 2004, during 2004, the SEC initiated an informal inquiry regarding the accounting for a vendor contract the Company entered into in 2002. Through the inquiry, the SEC requested certain documentation regarding that vendor contract, other vendor contracts entered into from 2002 through 2004, and related information and documents regarding the Company’s accounting for vendor allowances. The Audit Committee of Ingles Board of Directors conducted an internal review, with assistance of independent counsel, of the accounting issues arising out of the inquiry and related accounting issues regarding vendor contracts. As a result, the Company restated its financial statements for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. In May 2005, the SEC issued a formal order of private investigation in the name of the Company. The SEC has issued subpoenas to the Company and certain existing and former officers and directors of the Company. The Company has been cooperating with the SEC and continues to do so with respect to the formal investigation. The Company is not currently able to predict the outcome of the SEC investigation.

Shareholder Derivative Claim

On June 15, 2005, a purported shareholder of the Company filed a shareholder derivative suit on behalf of the Company against certain current and former individual members of the Company’s Board of Directors and against the Company as a nominal defendant in the U.S. District Court for the Western District of North Carolina. The suit alleges that the defendant Directors breached their fiduciary duties by failing to implement appropriate internal controls. The suit seeks from the Directors damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain Directors to the Company of salaries and bonuses received by those Directors between 2002 and 2005. The Company’s Board of Directors has appointed an independent committee, which has retained independent counsel, to review the merits of the suit and recommend action that is in the best interest of the Company. No amount is currently recorded as the outcome of the case is not known and any potential loss is not estimable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, March 29, 2005. One matter was submitted to a vote of the stockholders at this meeting, the election of eight directors to serve until the 2006 Annual Meeting of Stockholders. At the meeting,

John O. Pollard, and J. Alton Wingate were elected by the holders of Class A Common Stock by the following votes: (a) Mr. Pollard: 4,433,367 votes for and 2,248,994 votes withheld; (b) Mr. Wingate: 4,466,564 votes for and 2,215,797 votes withheld. Charles L. Gaither, Jr., Robert P. Ingle, Robert P. Ingle, II, James W. Lanning, Charles E. Russell and Laura Ingle Sharp were each elected by the holders of Class B Common Stock by the following vote: 11,714,850 votes for and 0 votes withheld.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

(b)	The Company filed a Form 8-K on April 6, 2005, furnishing a press release announcing the appointment of Ronald B. Freeman as Vice-President Finance and Chief Financial Officer.

The Company filed a Form 8-K on May 6, 2005, furnishing a press release announcing financial information for its second fiscal quarter ended March 26, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 4, 2005	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: August 4, 2005	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer