Form 10-K
period 2005-09-24
INGLES MARKETS INC
filed 2005-12-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2005

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

Class A Common Stock, $0.05 par value

Class B Common Stock, $0.05 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 26, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on March 26, 2005, was approximately $149.0 million. As of December 1, 2005, the registrant has 12,080,718 shares of Class A Common Stock outstanding and 12,364,991 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders	III

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (76), North Carolina (63), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods, including delicatessen sections. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the active lifestyle of today’s shoppers. Design features of the Company’s modern stores include expanded perishable departments featuring home meal replacement items and an expanded selection of food and non-food items to provide a “one-stop” shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $297 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company operates full-service pharmacies and gas stations at some of its stores.

Substantially all of the Company’s stores are located within 250 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 57% of the goods the Company sells and the remaining 43% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company’s supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 70% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 74 shopping centers, 57 of which contain an Ingles supermarket, and owns 78 additional properties that contain a free-standing Ingles store. The Company also owns 5 undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 24, 2005, Mr. Ingle owns or controls approximately 87% of the combined voting power and 50% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market’s National Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal executive offices are located at P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11 “Lines of Business” to the Consolidated Financial Statements of this report on Form 10-K):

	Fiscal Year Ended September
	2005		2004		2003
Revenues from unaffiliated customers:
Grocery sales	$2,164.8	94.6%	$2,030.4	94.4%	$1,897.3	94.6%
Shopping center rentals	13.4	0.6%	13.9	0.6%	15.0	0.7%
Fluid dairy	109.1	4.8%	107.0	5.0%	93.8	4.7%

	$2,287.3	100.0%	$2,151.3	100.0%	$2,006.1	100.0%

Income from operations:
Grocery sales	$76.1	83.0%	$69.3	80.5%	$45.1	70.8%
Shopping center rentals	6.2	6.8%	7.1	8.2%	8.3	13.0%
Fluid dairy	9.4	10.2%	9.7	11.3%	10.3	16.2%

	91.7	100.0%	86.1	100.0%	63.7	100.0%

Other income, net	2.1		13.6		15.0
Interest expense	50.9		53.7		51.9

Income before income taxes	$42.9		$46.0		$26.8

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 24, 2005, the Company operated 193 supermarkets under the name “Ingles” and 4 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a full line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. The stores are also operated in accordance with Ingles’ high standards of customer service and quality products at a low price.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2005	2004	2003	2005	2004	2003
North Carolina	63	60	60	37%	36%	35%
South Carolina	35	35	33	17%	16%	16%
Georgia	76	78	81	35%	37%	38%
Tennessee	20	20	21	10%	10%	10%
Virginia	2	2	2	1%	1%	1%
Alabama	1	1	1	—	—	—

	197	196	198	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience and value. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of health and beauty care items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express.” At September 24, 2005, the Company operated 40 pharmacies and 26 fuel stations. The Company plans to continue to incorporate these new departments in select stores during fiscal 2006. The Company caters to the needs of its customers by offering extended hours and 24-hour service in appropriate markets. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2005	2004	2003	2002	2001
Weighted Average Sales Per Store (000’s) (1)	$11,040	$10,302	$9,582	$9,266	$9,004
Total Square Feet at End of Year (000’s)	9,468	9,251	9,236	9,000	9,081
Average Total Square Feet per Store	48,058	47,198	46,648	45,454	44,736
Average Square Feet of Selling Space per Store (2)	33,641	33,039	32,654	31,817	31,315

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated.
(2)	Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a “one-stop” shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company’s full-service meat departments are generally designed so that customers can see Ingles’ employees at work and so that its butchers are readily accessible to its customers. Many of the Company’s stores offer a wide selection of fresh fish and seafood. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere. The Company is expanding its lines of natural and organic products as demand for these products grows. During fiscal year 2005, the Company’s fluid dairy plant began producing certified organic milk for sale in the Company’s supermarkets and to non-affiliated customers.

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. In the Company’s prototype stores, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies add to the one-stop shopping experience. Most Ingles stores also offer a wide selection of domestic, premium, micro brewery and imported beers and domestic and imported wines. The floral department offers balloons, flowers and plants. The media department features new movie releases, popularly priced computer software and snack items, all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders and send or receive money wires from the customer service department or receive cash back at the check-out counter with a debit card. The Company offers both traditional and self-checkout registers.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ specialty departments and in the meat department to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down café that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken, pizza, lasagna, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles offers bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses and gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items to meet the increasing demands of its customers. Some of the Company’s newer supermarkets contain a “power aisle” that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company currently carries three private label lines: “Laura Lynn,” its primary line named after the founder’s daughter, “Ingles Best” and “Harvest Farms.” Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers’ cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. Ingles introduced its Ingles Advantage Savings and Reward Card (the “Card”) at the beginning of fiscal 2004. The Card program is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns to facilitate marketing directly to customer needs.

Purchasing and Distribution

The Company supplies approximately 57% of its supermarkets’ inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 12% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $214 million in fiscal 2005, $212 million in fiscal 2004 and $210 million in fiscal 2003. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $35 million in fiscal 2005, $37 million in fiscal 2004 and $36 million in fiscal 2003. The Company has a fee arrangement with MDI for items it purchases from MDI, based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 24, 2005, which equals 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 31% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 106 tractors and 426 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

	2005	2004	2003	2002	2001
Number of Stores:
Opened (1)	4	2	4	0	2
Closed (1)	3	4	4	5	7
Major remodels and replacements	2	3	4	3	9
Minor remodels	0	2	3	10	6
Stores open at end of period	197	196	198	198	203
Size of Stores:
Less than 30,000 sq. ft.	15	16	16	18	21
30,000 up to 41,999 sq. ft.	52	53	55	58	60
42,000 up to 51,999 sq. ft.	31	32	34	35	36
At least 52,000 sq. ft.	99	95	93	87	86
Average store size (sq. ft.)	48,058	47,198	46,648	45,454	44,736

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores face varies by location, primarily based on the size of the community the store is located in and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Bi-Lo, Inc., Food Lion, Inc., The Kroger Co., Inc., Publix Supermarkets, Inc., and Wal-Mart, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Also, the consumer trend of eating out has made restaurants another significant competitor for food dollars.

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

By concentrating its operations within a relatively small geographic region, the Company is also positioned to more carefully monitor its markets, and the needs of its customers within those markets. The top management of the Company is living and working in its operating region allowing management to quickly identify changes in needs and customer preference. Given the Company’s size, such managers have direct access to corporate management and are able to receive quick approval to requested changes in operations. The Company can then move quickly to make adjustments in its business in response to changes in the market and customer needs. The Ingles Advantage Savings and Reward Card provides information to better understand the Company’s customers’ shopping patterns in various demographic categories and to develop targeted marketing programs based on this information.

The Company supports its quality image by carrying high quality perishable items. One major quality advantage of the Company is that it offers its customers USDA Choice beef cut by butchers located in the stores. Many of Ingles’ competitors do not offer USDA Choice beef and do not have butchers located in their stores. The Company has expanded its offering of certified organic products to include organic dairy, perishable and frozen items. The Company also carries a wide variety of produce, quality private label brands plus a variety of popular national and regional brands.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Employees and Labor Relations

At September 24, 2005, the Company had approximately 15,200 employees, of which 92% are supermarket personnel. Approximately 56% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own “Laura Lynn” private label trademark and the “Ingles” service mark. The “Ingles” service mark, “Laura Lynn” trademark and the service mark “You get a lot more. You pay a lot less.” are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles. In addition, the

Company uses the “Sealtest,” “Pet,” “Biltmore” and “Light N’ Lively” trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all licenses and permits necessary to conduct its business.

The current expiration dates for the trade and service marks are: “Ingles”—December 9, 2015, “Laura Lynn”—March 13, 2014, “Land O’ Sky”—April 17, 2010 and “You get a lot more. You pay a lot less.” —September 24, 2006. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has six pending applications for additional trademarks or service marks.

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

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 74 shopping centers, 57 of which contain an Ingles supermarket, and owns 78 additional properties that contain a free-standing Ingles store. The Company also owns 5 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2005, the Company spent $6.0 million for the purchase of land. There were no significant real estate sales in fiscal 2005.

The shopping centers owned by the Company contain an aggregate of 5.7 million square feet of leasable space, of which 2.7 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	22
50,000 – 100,000 square feet	33
More than 100,000 square feet	19

Total	74

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

Leased Properties

The Company operates supermarkets at 62 locations leased from various unaffiliated third parties. The Company also leases 22 supermarket facilities in which it is not currently operating, 8 of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $8.17 per square foot. During fiscal years 2005, 2004 and 2003, the Company paid a total of $17.4 million, $18.8 million and $18.8 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 24, 2005, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2006-2021	6
2021-2040	12
2041 or after	66

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3. LEGAL PROCEEDINGS

SEC Investigation

As was initially disclosed in December 2004, during 2004, the SEC initiated an informal inquiry regarding the accounting for a vendor contract the Company entered into in 2002. Through the inquiry, the SEC requested certain documentation regarding that vendor contract, other vendor contracts entered into from 2002 through 2004, and related information and documents regarding the Company’s accounting for vendor allowances. The Audit Committee of Ingles’ Board of Directors conducted an internal review, with assistance of independent counsel, of the accounting issues arising out of the inquiry and related accounting issues regarding vendor contracts. As a result, the Company restated its financial statements for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. In May 2005, the SEC issued a formal order of private investigation in the name of the Company. The Company has been cooperating with the SEC and continues to do so since its last communication in August 2005 with respect to the formal investigation. The Company is not currently able to predict the outcome of the SEC investigation.

Shareholder Derivative Claim

On June 15, 2005, a purported shareholder of the Company filed a shareholder derivative suit on behalf of the Company against certain current and former individual members of the Company’s Board of Directors and against the Company as a nominal defendant in the U.S. District Court for the Western District of North Carolina. The suit alleges that the defendant Directors breached their fiduciary duties by failing to implement appropriate internal controls. The suit seeks from the Directors damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain Directors to the Company of salaries and bonuses received by those Directors between 2002 and 2005. The Company’s Board of Directors appointed an independent committee, which retained independent counsel, to review the suit and evaluate whether maintenance of the derivative proceeding was in the best interest of the Company. After an investigation, the independent committee concluded that the maintenance of the derivative proceeding was not in the best interest of the Company. On October 10, 2005, the Company filed a motion to dismiss the derivative proceeding. No amount is currently recorded as the outcome of the case is not known and any potential loss is not estimable.

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

As of December 1, 2005, there were approximately 853 holders of record of the Company’s Class A Common Stock and 189 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported in the National Market System. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2005 Fiscal Year	High	Low
First Quarter (ended December 25, 2004)	$13.35	$11.98
Second Quarter (ended March 26, 2005)	$13.75	$11.99
Third Quarter (ended June 25, 2005)	$13.62	$12.20
Fourth Quarter (ended September 24, 2005)	$16.00	$13.38

2004 Fiscal Year	High	Low
First Quarter (ended December 27, 2003)	$10.45	$9.78
Second Quarter (ended March 27, 2004)	$12.10	$10.21
Third Quarter (ended June 26, 2004)	$11.80	$10.52
Fourth Quarter (ended September 25, 2004)	$12.28	$10.75

On December 1, 2005, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s National Market was $17.00 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-five fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2005 and fiscal 2004 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 18, 2005 to common stockholders of record on October 6, 2005.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 6 “Long-Term Debt and Short-Term Loans” to the Consolidated Financial Statements of this report on Form 10-K.)

Equity Compensation Plan Information

The following table provides information as of September 24, 2005 with respect to the Company’s shares of Class A Common Stock that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	100,000	$10.13	5,832,030

(1)	All shares relate to the Amended and Restated Non-qualified 1997 Stock Option Plan.

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

Selected Income Statement Data for the Year Ended September

	2005	2004	2003	2002	2001
	(in thousands except per share amounts)
Net Sales	$2,273,941	$2,137,426	$1,991,093	$1,960,462	$1,953,440
Net Income	26,570	28,752	17,018	12,496	14,421
Diluted Earnings per Common Share	1.10	1.22	0.74	0.54	0.64
Cash Dividends per Common Share
Class A	0.66	0.66	0.66	0.66	0.66
Class B	0.60	0.60	0.60	0.60	0.60

Selected Balance Sheet Data at September

	2005	2004	2003	2002	2001
	(in thousands)
Current Assets	$304,457	$313,539	$320,271	$278,521	$234,851
Property and Equipment, net	744,162	738,219	739,023	721,533	722,888
Total Assets	1,066,005	1,063,687	1,075,450	1,013,813	962,446
Current Liabilities, including Current Portion of Long-Term Debt	200,876	188,741	187,659	186,545	197,139
Long-Term Liabilities, net of Current Portion (1)	557,035	572,843	611,532	559,691	497,371
Stockholders’ Equity	276,849	261,217	236,595	231,567	231,745

(1)	Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (76), North Carolina (63), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of September 24, 2005, the Company operates 40 in-store pharmacies and 26 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003, each includes 52 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the fiscal years ended September 24, 2005 and September 25, 2004 comparable store sales include 192 and 190 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Gross profit	25.6	26.0	26.3
Operating and administrative expenses	21.8	22.3	23.5
Rental income, net	0.2	0.3	0.4
Income from operations	4.0	4.0	3.2
Other income, net	0.1	0.6	0.8
Interest expense	2.2	2.5	2.6
Income before income taxes	1.9	2.1	1.4
Income taxes	0.7	0.8	0.5
Net income	1.2	1.3	0.9

Fiscal Year Ended September 24, 2005 Compared to the Fiscal Year Ended September 25, 2004

The Company achieved record sales, gross profit and operating income for the fiscal year ended September 24, 2005. Predominant factors were 1) increased comparable store sales, 2) reduced operating and administrative expenses as a percentage of sales, and 3) programs designed to build customer loyalty and improve the overall shopping experience of Ingles’ customers.

Net Sales. Fiscal 2005 was the 41st consecutive year Ingles achieved an increase in net sales. Net sales increased 6.4% to $2.274 billion for the fiscal year ended September 24, 2005 from $2.137 billion for the fiscal year ended September 25, 2004. Comparable store sales increased $122.1 million or 6.1% for the same period. Ingles operated 197 stores at September 24, 2005 and 196 stores at September 25, 2004. During fiscal 2005, Ingles opened 4 new stores, closed 3 older stores and completed 2 major remodel/expansions. Retail square footage increased 2% to 9.5 million square feet at September 24, 2005 compared to 9.3 million square feet at September 25, 2004.

Ingles introduced its Ingles Advantage Savings and Rewards Card (the “Card”) on the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the continued success of the Card program, as a majority of grocery sales are to Advantage cardholders. Sales improved in each department except video, with the largest dollar sales growth in gasoline, grocery and meat. Gasoline sales growth is attributable to both an increase in gallons sold and to higher gasoline prices. Grocery and meat are the Company’s two largest departments, accounting for approximately 73% of total dollar sales.

Net sales to outside parties for the Company’s milk processing subsidiary increased 2.0% to $109.1 million for fiscal year 2005 compared to $107.0 million for fiscal year 2004. The sales increase is equally attributable to increased case volume sales and higher prices.

The Company expects moderate sales growth in the upcoming fiscal year and will emphasize growth in higher margin areas such as deli, bakery and other perishable departments. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and convenience-oriented products will also drive sales growth.

Gross Profit. Gross profit for the fiscal year ended September 24, 2005, increased $27.2 million or 4.9% to $581.9 million, or 25.6% of sales, compared to $554.7 million, or 26.0% of sales, for the fiscal year ended September 25, 2004. Gross profit as a percentage of sales was affected by higher sales growth in lower margin gasoline and pharmacy departments. The overall decline in gross profit margin was partially offset by increased sales and gross profit margins in the higher margin perishable departments.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $20.8 million or 4.3% to $496.5 million for the year ended September 24, 2005, from $475.7 million for the year ended September 25, 2004. As a percentage of sales, operating and administrative expenses decreased to 21.8% for the fiscal year ended September 24, 2005, compared to 22.3% for the fiscal year ended September 25, 2004. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$10.0	(0.11)%
Professional fees	$4.2	0.18%
Repairs and maintenance	$2.6	0.05%
Depreciation and amortization	$(2.5)	(0.25)%
Store Supplies	$2.4	0.06%
Bank charges	$1.9	0.05%
Utilities	$1.7	(0.02)%
Insurance	$1.5	0.00%

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars.

Professional fees increased due to $2.8 million of costs incurred in connection with the previously disclosed internal investigation and the Securities and Exchange Commission (the “Commission”) investigations. Additional increases were attributable to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Repairs and maintenance increased due to replacement and upgrade of product display and other store fixtures.

Depreciation expense decreased due to lower overall capital expenditures and the timing of four new stores opened during the year (one of which is leased and three of which are owned), and two major remodel/expansions completed during the year.

Store supplies increased consistent with sales increases, especially in deli and bakery departments where supplies and packaging were upgraded. Increased petrochemical costs resulted in higher plastic costs used in packaging.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Utilities increased primarily due to increased gasoline costs.

Insurance costs increased in the areas of employee medical insurance and workers compensation insurance.

Rental Income, Net. Rental income, net decreased $0.9 million to $6.2 million for the 2005 year from $7.1 million for the 2004 year. Gross rental income decreased $0.5 million, while shopping center expenses increased $0.4 million for the period. The sale of shopping centers in fiscal 2004 in which Ingles was not a tenant and the relocation of tenants to stand alone sites all contributed to decreased gross rental income.

Other Income, Net. Other income, net decreased $11.5 million to $2.2 million for the year ended September 24, 2005 from $13.7 million for the year ended September 25, 2004. Fiscal year 2004 results include net gains on the disposals of property and equipment totaling $11.8 million, including gains of $8.2 million on the sale of two shopping centers that did not contain an Ingles store, gains of $2.3 million from the sale of five outparcels adjacent to Ingles operating properties, a gain of $1.9 million from the sale of one undeveloped tract of land and a loss of $0.4 million due to the partial loss of tenant property in a shopping center due to fire. There were no significant real estate sales in fiscal year 2005.

Interest Expense. Interest expense decreased $2.8 million for the year ended September 24, 2005 to $50.9 million from $53.7 million for the year ended September 25, 2004, due primarily to the repayment of $33.0 million of principal debt during fiscal year 2005. Total debt at September 24, 2005 was $569.4 million compared to $602.4 million at September 25, 2004.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.0% for the 2005 fiscal year compared to 37.5% for the 2004 fiscal year due to a larger percentage of income allocated to higher tax jurisdictions.

Net Income. Net income decreased $2.2 million or 7.6% for the fiscal year ended September 24, 2005 to $26.6 million from $28.8 million for the fiscal year ended September 25, 2004. Comparing fiscal year 2005 to fiscal year 2004, income from operations increased $5.6 million and interest expense decreased $2.8 million, offset by $11.8 million of gains on sale of real estate in fiscal 2004. Net income, as a percentage of sales, was 1.2% for the fiscal 2005 period compared to 1.3% for the fiscal 2004 period. Basic and diluted earnings per share were $1.10 and $1.22 for fiscal 2005 and 2004, respectively.

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

Ingles introduced the Card on the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the success of the Card program. Sales improved in each department; however sales growth in the meat department outpaced the other perishable departments, due primarily to inflation in meat prices and the trend toward low carbohydrate diets.

Net sales to outside parties for the Company’s milk processing subsidiary increased 14.0% to $107.0 million for fiscal year 2004 compared to $93.8 million for fiscal year 2003. The sales increase was primarily attributable to an increase in raw milk costs in the 2004 fiscal year, compared to the 2003 fiscal year, which is passed on to the subsidiary’s customers in the pricing of milk products. The increase in sales was partially offset by the loss of two high margin food service cream accounts.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $7.8 million or 1.7% to $475.7 million for the fiscal year ended September 25, 2004, from $467.9 million for the fiscal year ended September 27, 2003. As a percentage of sales, operating and administrative expenses decreased to 22.3% for the fiscal year ended September 25, 2004, compared to 23.5% for the fiscal year ended September 27, 2003. A variety of factors contributed to the dollar increase.

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

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars.

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

Rental Income, Net. Rental income, net decreased $1.2 million to $7.1 million for the 2004 year from $8.3 million for the 2003 year. Gross rental income decreased $1.1 million, while shopping center expenses increased $0.1 million for the period. The sale of shopping centers in September 2003 and January 2004 in which Ingles was not a tenant, the rejection of certain leases in bankruptcy proceedings of K-Mart and Price Cutters and the relocation of several drug stores from shopping centers to stand alone sites all decreased gross rental income. Partially offsetting these decreases was rent from a tenant in a stand alone retail store purchased by the Company during the beginning of fiscal 2004.

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

Interest Expense. Interest expense increased $1.8 million for the year ended September 25, 2004 to $53.7 million from $51.9 million for the year ended September 27, 2003. In May 2003, the Company issued an additional $100 million of its existing 8 7/8% Senior Subordinated Notes, due December 2011 (the “Notes”) for a total of $349.8 million. A portion of the proceeds was used to repay $30.5 million of existing debt. Debt retired with the proceeds from the Notes generally had lower interest rates but shorter maturity than the Notes. Total debt at September 25, 2004 was $602.4 million compared to $641.0 million at September 27, 2003.

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

Liquidity and Capital Resources

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

Capital expenditures totaled $59.9 million for the fiscal year ended September 24, 2005, including the opening of four new stores, major remodel and expansion of two stores, and the opening of five fuel stations. Capital expenditures also included the purchase of three store sites, and additional land adjacent to an existing store. Capital expenditures included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2006.

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

Ingles’ capital expenditure plans for fiscal 2006 include investments of approximately $75 million. The Company plans to open five new or replacement stores and add fuel stations at three existing stores. Expenditures will also include investments in stores expected to open in fiscal 2007 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $65 to $75 million going forward in order to maintain a modern store base. The number of projects pursued during each fiscal year could decline to some degree as the Company increases the average size of stores being built. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at September 24, 2005 totaled $16.6 million.

Liquidity

The Company generated $72.9 million of cash from operations in fiscal 2005.

Cash used by investing activities totaled $59.0 million comprised of $59.9 million of capital expenditures during the period, partially offset by $0.9 million of proceeds from the sale of assets.

During fiscal year 2005, the Company’s financing activities used $43.9 million in cash, including principal payments on long-term debt of $33.0 million and dividend payments of $15.2 million, offset in part by cash received from the exercise of stock options of $4.3 million.

At September 24, 2005, the Company had committed lines of credit with five banks totaling $135.0 million. No amounts were borrowed under the lines of credit at September 24, 2005; however letters of credit totaling $12.9 million reduced the amount available to be drawn under these lines to $122.1 million at September 24, 2005. The lines of credit mature in October and November 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 24, 2005.

At September 24, 2005, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants related to, among other things, the incurrence of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at September 24, 2005.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 24, 2005, the Company had unencumbered real property and equipment with a net book value of approximately $407.6 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 24, 2005.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$569,428	$16,413	$83,453	$21,050	$448,512
Operating leases	193,543	19,527	33,182	25,220	115,614
Construction commitments	16,613	16,613	—	—	—

Total	$779,584	$52,553	$116,635	$46,270	$564,126

Amounts available to the Company under commercial commitments as of September 24, 2005, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$122,133	$(8,447)	$130,580	—	—
Letters of credit-standby	12,867	8,447	4,420	—	—

Potential commercial commitments	$135,000	$—	$135,000	—	—

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 per share on its Class A Common Stock and $0.15 per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $66.9 million based on tangible net worth at September 24, 2005. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

Inflation in food prices during fiscal 2005 was lower than the overall increase in the Consumer Price Index. Inflation in gasoline prices during fiscal 2005 was higher than the overall increase in the Consumer Price Index. Inflation in food prices during fiscal 2004 and 2003 was slightly higher than the overall increase in the Consumer Price Index. One of the Company’s significant costs is labor, which increases with inflation.

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include: business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; the ultimate resolution of the Commission’s investigation of the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 24, 2005 and September 25, 2004, respectively (in thousands):

September 24, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—
Long-term debt	$16,413	$30,335	$53,119	$10,057	$10,992	$448,512	$569,428	$589,069
Average interest rate (fixed)	8.44%	8.61%	8.05%	9.20%	9.22%	8.87%	8.78%

September 25, 2004	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—
Long-term debt	$31,196	$16,299	$30,651	$53,278	$10,251	$460,759	$602,434	$631,964
Average interest rate (fixed)	8.60%	8.44%	8.60%	8.05%	9.18%	8.88%	8.77%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 24, 2005, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company has assessed the effectiveness of its internal control over financial reporting as of September 24, 2005 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria).

Based on the COSO criteria, management has identified certain control deficiencies that represent material weaknesses. A material weakness in internal control over financial reporting is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Specifically, the material weaknesses identified were:

Segregation of Duties

Management identified two different areas where the lack of appropriate segregation of duties constituted a material weakness.

•	Associates in the Company’s accounts payable departments, whose job duties involved processing vendor payments, also had access to vendor master file records. In some instances these associates could also process general ledger entries. As a result, associates could record erroneous journal entries or process fraudulent payments without the Company being assured of detecting such activity.

•	Turnover among senior financial management during the year resulted in the temporary performance of duties by some employees that conflicted with their ongoing responsibilities. The ability to change the Company’s chart of accounts was not properly segregated from journal entry processing and proper journal entry review controls were not in place for much of the current fiscal year.

Information Technology General Controls

•	An excessive number of user and system profiles in major computer systems permit access to processes not needed for the performance of the user’s primary job functions.

•	Proper controls and approval of changes to software applications were not present. Additionally, change control testing was not sufficiently comprehensive to consider the potential effect of system changes on other major application systems and data. The Company believes that the introduction of software to support the Company’s loyalty program resulted in unintentional changes to existing computer programs that calculate certain types of income due from vendors. This error was detected and corrected during the 2005 fiscal year. As a result of these control deficiencies, management recorded material adjustments to the vendor income, accounts receivable, cost of sales and accounts payable balances within the fiscal year ended September 24, 2005.

Vendor Income

The Company has previously identified deficiencies in controls and procedures relative to certain vendor related programs and, as a result, conducted an internal investigation which resulted in a restatement of the Company’s fiscal year 2002 and 2003 financial statements. Subsequent to the restatement, the Company attempted to implement additional controls and procedures designed to ensure vendor income was recorded completely, accurately and timely. The changes were not sufficient to correct all weaknesses in the design of such controls. As such, the controls and procedures for vendor income are not sufficient to ensure that all vendor income is properly recorded. In addition, in the current fiscal year there has been a lack of compliance with these procedures by certain Company associates.

Vendor income related control deficiencies could result in material misstatements of revenue, accounts receivable, cost of sales, accounts payable and deferred revenue balances in the Company’s annual or interim consolidated financial statements that would not be prevented or detected.

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, and as a result of the material weaknesses described above, management has concluded that, as of September 24, 2005, the Company did not maintain effective internal control over financial reporting based on the criteria in the COSO framework.

Attestation Report of Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 24, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which appears herein.

The following consolidated financial statements of the Company are included on pages 31 through 54 of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements;

Report of Independent Registered Public Accounting Firm on Internal Controls;

Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004;

Consolidated Statements of Income for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Consolidated Statements of Cash Flows for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Notes to Consolidated Financial Statements;

Selected quarterly financial data required by this Item is included in Note 12 of the Consolidated Financial Statements.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 24, 2005, the end of the period covered by this report.

Based on our evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 24, 2005 because of the material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting is included with the financial statements set forth in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

In light of the material weaknesses described above, management performed additional analyses and other procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the consolidated financial statements included in this report fairly present in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Remediation Efforts

Because of the delayed filing of the Company’s fiscal year 2004 annual report on Form 10-K and of the first quarter fiscal year 2005 quarterly report on Form 10-Q, and because of turnover among senior financial management, management was delayed in beginning its assessment of internal controls for financial reporting until late in the third quarter of this fiscal year. Remediation efforts to date for internal control weaknesses have accordingly been limited. Remediation efforts currently in progress include:

•	Hiring experienced personnel to establish an internal audit department. The internal audit department will coordinate the remediation of identified control deficiencies and perform ongoing tests of internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Improving computer access controls by removing access that is not necessary for an associate’s primary job function and documenting proper change control procedures.

•	Scheduling training for all Company Vice Presidents, buyers and accounting staff whose duties involve the negotiation, approval or processing of vendor income transactions. In addition, the Company is implementing new procedures to correct weaknesses in the design of certain controls surrounding vendor income transactions.

(c) Changes in Internal Control Over Financial Reporting.

Certain control and procedures matters were previously identified and disclosed in connection with the Company’s filing of its Form 10-K for fiscal 2004, including material weaknesses in its internal control over financial reporting identified during the prior years’ internal investigation of certain vendor allowances and related accounting. Another material weakness was disclosed related to the financial statement period closing process regarding the recognition of tenant reimbursement of expenses paid by the Company. Finally, a material weakness was disclosed related to accounting for leasehold improvements and incomplete review of certain leasing transactions. The Company made control changes for these matters during the fourth quarter of the 2005 fiscal year as follows:

•	Tenant reimbursements were analyzed to determine such expenses were properly recognized in fiscal year 2005 and procedures were implemented to improve the billing and collection of such expenses.

•	The Company examined all of its lease agreements for proper revenue recognition and treatment of leasehold improvements. Procedures were established to monitor new lease agreements and changes made to existing lease agreements.

Item 9B. OTHER INFORMATION

During the fiscal year ended September 24, 2005 the Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan (described in Note 10 to the Consolidated Financial Statements) to certain of the Company’s management employees.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading “ELECTION OF DIRECTORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 annual meeting of stockholders, to be filed with the Commission.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 annual meeting of stockholders, to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the data under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 annual meeting of stockholders, to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings “ELECTION OF DIRECTORS—Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 annual meeting of stockholders, to be filed with the Commission.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference form the data under the heading “RELATIONSHIP WITH INDEPENDENT AUDITORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2006 annual meeting of stockholders, to be filed with the Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

Consolidated Balance Sheets as of September 24, 2005 and September 25, 2004;

Consolidated Statements of Income for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Consolidated Statements of Cash Flows for the years ended September 24, 2005, September 25, 2004, and September 27, 2003;

Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Registrant required by Item 8 and Item 15(d) of Form 10-K is included as page 54 of this report:

Schedule II—Supplemental schedule of valuation and qualifying accounts.

All other schedules for which provision is made in the applicable accounting regulations of the Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

3. The following exhibits required by Item 601 of Regulation S-K and Item 15(c) of Form 10-K are filed herewith or incorporated by reference as indicated.

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated. (Included as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.4	Amendment to By-Laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8 7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Exhibit 4.1 to Registrant’s S-8 Registration Statement, File No. 333-88310, previously filed with the Commission and incorporated herein by this reference.)

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

10.4	Separation Agreement between the Registrant and Anthony Federico dated February 29, 2004. (Included as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.5	Ingles Markets, Incorporated Non-qualified Plan

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

(b) Exhibits—The response to this portion of Item 15 is submitted in the response to Item 15(a)(3) of this report.

(c) Financial Statement Schedules—The response to this portion of Item 15 is submitted in the response to Item 15(a)(2) of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 24, 2005 and September 25, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 24, 2005 and September 25, 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 24, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ingles Markets, Incorporated’s internal control over financial reporting as of September 24, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 5, 2005 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    ERNST & YOUNG LLP

Greenville, South Carolina

December 5, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included at Item 8, that Ingles Markets, Incorporated did not maintain effective internal control over financial reporting as of September 24, 2005, because of the effect of material weaknesses related to (i) segregation of duties, (ii) information technology general controls and (iii) vendor income, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

(i) Management did not maintain effective controls over segregation of duties in certain areas. In the accounts payable department, certain Company associates had the ability to establish vendor files, process payments and process general ledger journal entries. Additionally, due to turnover among the Company’s senior financial management, the ability to change the Company’s chart of accounts was not segregated from the processing and approval of general ledger journal entries.

(ii) Management did not maintain effective information technology general controls relative to controls governing logical access to the Company’s computer systems and change controls for modifications and additions to the Company’s information systems network. As a result of these control deficiencies, management recorded material adjustments to vendor income, cost of sales, accounts receivable and accounts payable balances within the fiscal year ended September 24, 2005.

(iii) Management did not maintain effective controls over the complete, accurate and timely recording of vendor income. Additionally, certain Company associates did not comply with existing controls related to vendor income due to a lack of understanding of the objectives of the controls and procedures for vendor income and training as to utilization of such controls. In the Company’s fiscal year 2004 Form 10K filing, the Company restated certain fiscal year 2003 and 2002 amounts related to vendor income as result of the lack of effective controls during those periods.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated December 5, 2005 on those financial statements.

In our opinion, management’s assessment that Ingles Markets, Incorporated did not maintain effective internal control over financial reporting as of September 24, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Ingles Markets, Incorporated has not maintained effective internal control over financial reporting as of September 24, 2005, based on the COSO control criteria.

/s/    ERNST & YOUNG LLP

Greenville, South Carolina

December 5, 2005

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$50,626,448	$80,593,990
Receivables (less allowance for doubtful accounts of $817,911—2005 and $585,000—2004)	39,078,497	34,449,988
Inventories	204,112,923	189,431,944
Other	10,639,118	9,062,982

Total current assets	304,456,986	313,538,904
PROPERTY AND EQUIPMENT:
Land	194,836,101	186,033,453
Construction in progress	14,103,002	14,038,549
Buildings	558,873,733	534,049,303
Store, office and warehouse equipment	457,777,476	435,018,409
Transportation equipment	21,630,219	19,503,049
Leasehold improvements	66,664,582	66,627,521

Total	1,313,885,113	1,255,270,284
Less accumulated depreciation and amortization	569,722,639	517,051,358

Property and equipment—net	744,162,474	738,218,926
OTHER ASSETS	17,385,090	11,928,788

TOTAL ASSETS	$1,066,004,550	$1,063,686,618

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$16,413,158	$33,826,668
Accounts payable—trade	112,572,461	88,725,461
Accrued expenses and current portion of other long-term liabilities	71,889,978	66,188,884

Total current liabilities	200,875,597	188,741,013

DEFERRED INCOME TAXES	31,245,578	40,885,578

LONG-TERM DEBT	553,014,945	568,607,606

OTHER LONG-TERM LIABILITIES	4,019,767	4,235,245

Total liabilities	789,155,887	802,469,442

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,080,718 shares in 2005, 11,697,868 shares in 2004	604,036	584,893
Class B, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,364,991 shares in 2005, 12,369,091 shares in 2004	618,250	618,455

Paid-in capital in excess of par value	117,259,716	113,001,794

Retained earnings	158,366,661	147,012,034

Total stockholders’ equity	276,848,663	261,217,176

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,066,004,550	$1,063,686,618

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 24, 2005,

SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

	2005	2004	2003
Net sales	$2,273,941,369	$2,137,425,503	$1,991,093,330
Cost of goods sold	1,691,990,089	1,582,686,039	1,467,682,371

Gross profit	581,951,280	554,739,464	523,410,959
Operating and administrative expenses	496,469,272	475,736,550	467,950,904
Rental income, net	6,162,204	7,088,534	8,269,945

Income from operations	91,644,212	86,091,448	63,730,000
Other income, net	2,147,248	13,686,687	15,018,899
Interest expense	50,921,137	53,738,930	51,915,918

Income before income taxes	42,870,323	46,039,205	26,832,981

Income taxes:
Current	25,990,000	16,308,000	6,654,000
Deferred	(9,690,000)	979,000	3,161,000

	16,300,000	17,287,000	9,815,000

Net income	$26,570,323	$28,752,205	$17,017,981

Per-share amounts:
Basic earnings per common share	$1.10	$1.22	$0.74

Diluted earnings per common share	$1.10	$1.22	$0.74

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 24, 2005,

SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 28, 2002	10,189,807	$509,490	12,597,932	$629,897	$100,148,857	$130,278,604	$231,566,848
Net Income	—	—	—	—	—	17,017,981	17,017,981
Cash dividends	—	—	—	—	—	(14,318,245)	(14,318,245)
Exercise of stock options	238,896	11,944	—	—	2,316,586	—	2,328,530
Common stock conversions	206,716	10,336	(206,716)	(10,336)	—	—	—

Balance, September 27, 2003	10,635,419	531,770	12,391,216	619,561	102,465,443	132,978,340	236,595,114
Net Income	—	—	—	—	—	28,752,205	28,752,205
Cash dividends	—	—	—	—	—	(14,718,511)	(14,718,511)
Exercise of stock options	1,040,324	52,017	—	—	10,536,351	—	10,588,368
Common stock conversions	22,125	1,106	(22,125)	(1,106)	—	—	—

Balance, September 25, 2004	11,697,868	584,893	12,369,091	618,455	113,001,794	147,012,034	261,217,176
Net Income	—	—	—	—	—	26,570,323	26,570,323
Cash dividends	—	—	—	—	—	(15,215,696)	(15,215,696)
Exercise of stock options	378,750	18,938	—	—	4,257,922	—	4,276,860
Common stock conversions	4,100	205	(4,100)	(205)	—	—	—

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 24, 2005,

SEPTEMBER 25, 2004 AND SEPTEMBER 27, 2003

	2005	2004	2003
Cash Flows From Operating Activities:
Net income	$26,570,323	$28,752,205	$17,017,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,992,091	59,099,928	51,821,176
Amortization of deferred gain on sale/leaseback	(357,144)	(394,598)	(890,571)
Loss (gain) on disposals of property and equipment	502,250	(11,786,079)	(13,504,576)
Receipt from lease termination settlement	(288,682)	—	—
Unrealized appreciation of marketable securities	(238,280)	—	—
Receipt of advance payments on purchases contracts	3,707,999	2,963,000	5,507,026
Recognition of advance payments on purchases contracts	(5,419,373)	(3,704,363)	(5,602,322)
Deferred income taxes	(9,690,000)	979,000	3,161,000
(Increase) decrease in receivables	(5,869,509)	1,312,670	(966,724)
(Increase) decrease in inventory	(14,680,979)	3,970,837	(3,077,431)
(Increase) decrease in other assets	(6,598,237)	4,552,349	(5,803,930)
Increase in accounts payable and accrued expenses	28,310,745	1,955,289	8,097,951

Net Cash Provided By Operating Activities	72,941,204	87,700,238	55,759,580

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	899,345	26,016,055	22,337,397
Capital expenditures	(59,863,083)	(71,087,444)	(75,860,731)

Net Cash Used By Investing Activities	(58,963,738)	(45,071,389)	(53,523,334)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	—	120,000,000
Debt issuance costs	—	(253,985)	(1,113,245)
Proceeds from sale/leaseback transactions	—	—	498,937
Principal payments on long-term debt	(33,006,171)	(38,530,049)	(75,667,210)
Proceeds from exercise of stock options	4,276,859	10,588,368	2,328,530
Dividends paid	(15,215,696)	(14,718,511)	(14,318,245)

Net Cash (Used in) Provided By Financing Activities	(43,945,008)	(42,914,177)	31,728,767

Net (Decrease) Increase in Cash and Cash Equivalents	(29,967,542)	(285,328)	33,965,013
Cash and Cash Equivalents at Beginning of Year	80,593,990	80,879,318	46,914,305

Cash and Cash Equivalents at End of Year	$50,626,448	$80,593,990	$80,879,318

See notes to consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

1. Summary of Significant Accounting Policies

Principles of Consolidation—The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC (collectively, the “Company”). All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2005, 2004 and 2003 consisted of 52 weeks each.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances of $14.1 million and $6.4 million as of September 24, 2005 and September 25, 2004, respectively, are classified as accounts payable.

Financial Instruments—The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 24, 2005, the Company had $34.8 million invested in money market accounts, $3.8 million invested in certificates of deposit, no investments in reverse repurchase agreements and no investments in commercial paper. An additional $6.6 million of certificates of deposit are included in other assets, as they are restricted by association with certain workers compensation insurance programs. Demand deposits, including the money market account, of approximately $46.8 million in 16 banks exceed the $100,000 insurance limit per bank.

Inventories—Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method.

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives (principally 5 to 30 years) of the various classes of assets by the straight-line method. Depreciation expense totaled $55.6 million, $57.8 million and $50.5 million for fiscal years 2005, 2004 and 2003, respectively.

Asset Impairments—The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $10.0 million (net of $5.3 million accumulated amortization) and $8.9 million (net of $3.9 million accumulated amortization) at September 24, 2005 and September 25, 2004, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.3 million per year.

Self-Insurance—The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance reserves are established based on claims filed and estimates of claims incurred but not

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2005, the Company’s self-insured liabilities were supported by $5.9 million of undrawn letters of credit which expire between November 2005 and October 2006. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Closed Store Accrual—For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146, effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability.

Income Taxes—The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Reclassifications—Certain amounts for 2005 and 2004 have been reclassified to conform to the current year presentation in the accompanying financial statements.

Per-Share Amounts—Basic earnings per common share is computed by dividing consolidated net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share gives effect to dilutive stock options.

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses totaled $12.7 million, $14.0 million and $20.1 million for fiscal years 2005, 2004 and 2003, respectively.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.

Shipping and Handling Costs—The cost of shipping and handling is charged to expense as incurred and is included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $32.6 million, $31.4 million and $29.8 million of shipping and handling costs during 2005, 2004 and 2003, respectively. In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in cost of sales.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

Revenue Recognition—The Company recognizes revenues from grocery sales at the point of sale to its customers and from fluid dairy at the point of shipment to its customers.

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances include volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold. Amounts that represent a reimbursement of specific identifiable incremental costs, such as advertising, are recorded as a reduction to the related expense in the period that the related expense is incurred.

Accounting for Stock-Based Compensation—The Company accounts for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal years ended September 24, 2005, September 25, 2004, or September 27, 2003, there was no stock-based employee compensation expense included in net income for fiscal 2005, fiscal 2004, or fiscal 2003.

In accordance with FAS 123, the fair value of each option grant was determined by using the Black-Scholes option-pricing model with the following weighted average assumptions; risk-free interest rate of 3.00; dividend yield of 5.3 percent; expected volatility of 25.7 percent; and expected lives of 5 years. Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for such awards consistent with the provisions of FAS 123, the Company’s earnings and earnings per share, basic and diluted, for 2005, 2004 and 2003 would have been the pro forma amounts indicated below:

	2005	2004	2003
BASIC AND DILUTED
Net income	$26,570,323	$28,752,205	$17,017,981
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(34,268)	(89,971)	(266,797)

Net income, pro forma	$26,536,055	$28,662,234	$16,751,184

Basic earnings per common share	$1.10	$1.22	$0.74
Basic earnings per common share, pro forma	$1.10	$1.22	$0.73

The pro forma impact of these options is not likely to be representative of the effects on reported net income for future years.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

New Accounting Pronouncements—EITF (Emerging Issues Task Force) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor,” became effective as to the Company on December 29, 2002. This issue addresses the appropriate accounting for consideration received from a vendor. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. As a result of this guidance and these constraints, the Company adopted a new policy for recognizing vendor allowances, including slotting fees. The Company now recognizes these allowances as a reduction to inventory and ultimately to cost of goods sold when the related products are sold, for agreements entered into or modified subsequent to December 29, 2002. Under the Company’s previous accounting policy for vendor allowances including slotting fees, these credits were recognized as a reduction to cost of goods sold as soon as the amount was contractually established and collection was probable. In connection with the implementation of this new accounting policy, the Company applied the provisions of EITF No. 02-16 prospectively which resulted in deferring recognition of $2.7 million of allowances, before a tax benefit of approximately $1.0 million, in fiscal 2003. This charge was recorded in the Company’s Consolidated Statement of Income using the prospective method and reflects an adjustment of the Company’s inventory balance.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Statement 123(R) must be adopted by the Company no later than September 25, 2005. The Company will adopt Statement 123(R) as of September 25, 2005. Although the Company has previously adopted the provisions of FASB Statement No. 123 using the prospective approach, it will be required to adopt the new standard using one of two methods: (1) a “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date, or (2) a “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption. The Company expects the effect of the adoption of Statement 123(R)’s fair value method to be consistent with the disclosure of pro forma net income and earnings per share in Note B to its consolidated financial statements. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2005	2004
Deferred tax liabilities:
Fixed asset tax/book differences	$35,830,000	$45,483,000
Property tax method	671,000	856,000

Total deferred tax liabilities	36,501,000	46,339,000

Deferred tax assets:
Insurance reserves	2,941,000	2,495,000
Advance payments on purchases contracts	1,463,000	2,121,000
Vacation accrual	1,346,000	1,166,000
Closed store accrual	2,480,000	2,354,000
Inventory	815,000	1,063,000
Other	2,438,000	2,436,000

Total deferred tax assets	11,483,000	11,635,000

Net deferred tax liabilities	$25,018,000	$34,704,000

Current deferred income tax benefits of $6.2 million at both September 24, 2005 and September 25, 2004, respectively, included in other current assets, result from timing differences arising from vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2005	2004	2003
Federal tax at statutory rate	$15,004,000	$16,114,000	$9,392,000
State income tax, net of federal tax benefits	1,253,000	1,796,000	1,046,000
Other	43,000	(623,000)	(623,000)

Total	$16,300,000	$17,287,000	$9,815,000

Current and deferred income tax expense (benefit) is as follows:

	2005	2004	2003
Current:
Federal	$22,090,000	$14,418,000	$6,165,000
State	3,900,000	1,890,000	489,000

Total current	25,990,000	16,308,000	6,654,000

Deferred:
Federal	(8,176,000)	846,000	2,730,000
State	(1,514,000)	133,000	431,000

Total deferred	(9,690,000)	979,000	3,161,000

Total expense	$16,300,000	$17,287,000	$9,815,000

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

Tax Contingencies—A reserve for contingent income tax liabilities of $5.7 million and $5.4 million are included in the Company’s income taxes payable at September 24, 2005 and September 25, 2004, respectively. The contingency has been recorded as it is probable that certain tax positions will be successfully challenged by taxing authorities.

3. Property Held for Lease and Rental Income

At September 24, 2005, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years. Substantially all leases covering retail properties provide for one or more renewal periods and for percentage rent based on gross sales of the lessee.

Rental income, net consists of the following:

	2005	2004	2003
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$12,395,183	$12,715,545	$13,909,038
Contingent rentals	1,043,321	1,195,384	1,123,954

Total	13,438,504	13,910,929	15,032,992
Depreciation on owned properties leased to others	(5,272,258)	(4,917,181)	(5,162,767)
Other shopping center expenses	(2,004,042)	(1,905,214)	(1,600,280)

Total	$6,162,204	$7,088,534	$8,269,945

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 24, 2005	September 25, 2004
Land	$38,711,231	$38,955,745
Buildings	146,016,109	135,520,716

Total	184,727,340	174,476,461
Less accumulated depreciation	(67,578,475)	(57,720,614)

Total	$117,148,865	$116,755,847

The above amounts are included on the balance sheet in the caption Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 24, 2005:

Fiscal Year
2006	$8,717,018
2007	6,822,691
2008	5,019,507
2009	3,019,736
2010	1,815,815
Thereafter	4,770,875

Total minimum future rental income	$30,165,642

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

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

Operating Leases—Rent expense for all operating leases of $27.1 million, $30.2 million and $43.6 million for fiscal years 2005, 2004 and 2003, respectively, is included in operating and administrative expenses. Sub-leased rental income of $1.2 million, $1.1 million and $1.0 million for fiscal years 2005, 2004 and 2003, respectively, is included in rental income, net.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 24, 2005 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2006	$19,526,760	$(875,579)	$18,651,181
2007	17,287,577	(906,919)	16,380,658
2008	15,894,583	(934,326)	14,960,257
2009	13,965,277	(809,802)	13,155,475
2010	11,255,176	(328,560)	10,926,616
Thereafter	115,614,001	(63,320)	115,550,681

Total minimum future rental commitments	$193,543,374	$(3,918,506)	$189,624,868

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2005	2004
Property, payroll, and other taxes payable	$16,355,879	$14,915,390
Salaries, wages, and bonuses payable	17,132,164	14,355,644
Self-insurance reserves	8,798,290	7,833,391
Interest	11,140,721	11,467,771
Income taxes	5,464,256	4,300,762
Other	12,998,668	13,315,926

Total	$71,889,978	$66,188,884

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $21.4 million, $20.3 million and $18.1 million for 2005, 2004 and 2003, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2005	2004
Advance payments on purchases contracts	$3,811,190	$5,523,257
Deferred gain-sale/leasebacks	869,960	1,058,009
Deferred lease expense	1,319,854	916,000
Other	56,150	—

Total other long-term liabilities	6,057,154	7,497,266
Less current portion	2,037,387	3,262,021

	$4,019,767	$4,235,245

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2005	2004
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$349,750,000
Unamortized original issue discount and premium on senior subordinated debt	(526,761)	(613,757)
Notes payable:
Real estate and equipment maturing 2006-2018:
Due to banks, weighted average interest rate of 8.06% for 2005 and 8.09% for 2004	83,644,324	96,515,793
Due to other financial institutions, weighted average interest rate of 9.08% for 2005 and 8.93% for 2004	136,560,541	156,782,238

Total long-term debt and short-term loans	569,428,104	602,434,274
Less current portion	16,413,159	33,826,668

Long-term debt, net of current portion	$553,014,945	$568,607,606

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011 (the “Notes”). The Notes bear an annual interest rate of 8 7/8% and were issued at a discount to yield 9%. After December 1, 2006 until December 1, 2009, the Company may redeem all or a portion of the Notes at a declining premium rate of 104.438% to 101.369%. After December 1, 2009 the Company may redeem the Notes at 100% of the principal amount.

On May 29, 2003, the Company closed an offering of an additional $100 million of the Notes at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity date as the original issuance.

At September 24, 2005, the Company had lines of credit with five banks totaling $135 million, all of which were unused. The lines of credit mature in October and November 2006. The lines provide the Company with

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation.

At September 24, 2005, the Company had $12.9 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from November 2005 to October 2006.

At September 24, 2005, property and equipment with an undepreciated cost of approximately $290.6 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $66.9 million, based on tangible net worth at September 24, 2005.

Components of interest costs are as follows:

	2005	2004	2003
Total interest costs	$51,866,542	$54,492,897	$53,026,087
Interest capitalized	(945,405)	(753,967)	(1,110,169)

Interest expense	$50,921,137	$53,738,930	$51,915,918

Maturities of long-term debt at September 24, 2005 are as follows:

Fiscal Year
2006	$16,413,159
2007	30,334,813
2008	53,118,427
2009	10,057,097
2010	10,992,300
Thereafter	448,512,308

Total	$569,428,104

7. Other Income, Net

Other income, net is comprised as follows:

	2005	2004	2003
(Loss) gain from sale of assets	$(145,325)	$12,587,319	$14,137,086
Interest income	1,132,476	625,811	686,035
Other income	1,189,559	487,314	246,896
Other expenses	(29,462)	(13,757)	(51,118)

	$2,147,248	$13,686,687	$15,018,899

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

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

9. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per share:

	2005	2004	2003
BASIC:
Net income	$26,570,323	$28,752,205	$17,017,981
Weighted average number of common shares outstanding	24,199,120	23,535,326	22,855,611
Basic earnings per common share	$1.10	$1.22	$0.74
DILUTED:
Net income	$26,570,323	$28,752,205	$17,017,981
Weighted average number of common shares outstanding	24,223,416	23,576,783	22,970,026
Diluted earnings per common share	$1.10	$1.22	$0.74

The difference in the weighted average number of common shares outstanding for the basic and diluted computations relates to outstanding stock options calculated using the treasury method.

Options to purchase 356,000 and 706,000 shares of common stock at prices ranging from $9.56 to $13.69 per share were outstanding during fiscal 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

10. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $11,000, $539,000 and $739,000 for fiscal years 2005, 2004 and 2003, respectively. Additional Company contributions totaling $583,000 were made to the plan during fiscal year 2005 from accumulated forfeitures under the plan.

Nonqualified Investment Plan—During the fiscal year ended September 24, 2005 the Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.

Cash Bonus Plan—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company has a discretionary annual bonus plan for certain employees who do not receive monthly performance bonuses. The Company has a discretionary bonus plan for certain executive officers providing for bonuses based on Company performance. Operating and administrative expenses include bonuses of approximately $7.2 million, $5.6 million and $5.1 million for fiscal years 2005, 2004 and 2003, respectively.

1997 Nonqualified Stock Option Plan—The Company has a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock may be issued to officers and other key employees until January 1, 2007.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or upon death, disability or retirement. All options automatically terminate with termination of the optionee’s employment for any other reason. The grant exercise date may vary from one year to five years from the date the options were granted. As of September 24, 2005, there were 100,000 options exercisable under this plan.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

Information with respect to options granted, canceled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 28, 2002	3,273,800	$9.56 - $14.00	$12.58
Granted	—	—	—
Exercised	(238,896)	9.56	9.56
Canceled	(1,007,425)	9.56 -14.00	12.63

Outstanding,
September 27, 2003	2,027,479	9.56 -13.69	10.30
Exercised	(1,040,324)	9.56 -11.63	9.70
Canceled	(173,105)	9.56 -13.06	10.35

Outstanding,
September 25, 2004	814,050	9.56 -13.69	11.05
Exercised	(378,750)	9.56 -12.50	9.97
Canceled	(335,300)	9.56 -13.69	12.54

Outstanding, September 24, 2005	100,000	$9.56 - $12.00	$10.13

The weighted average remaining contractual life of the options outstanding at September 24, 2005 is 0.9 years.

The income tax benefit derived from the exercise of stock options was $0.5 million in fiscal year 2005, $0.5 million for fiscal year 2004 and $0.1 million in fiscal year 2003

Medical Care Plan—Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

11. Lines of Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2005	2004	2003
Revenues from unaffiliated customers:
Grocery sales	$2,164,834	$2,030,459	$1,897,301
Shopping center rentals	13,439	13,911	15,033
Fluid dairy	109,108	106,966	93,792

Total revenues from unaffiliated customers	$2,287,381	$2,151,336	$2,006,126

Income from operations:
Grocery sales	$76,132	$69,311	$45,124
Shopping center rentals	6,162	7,089	8,270
Fluid dairy	9,350	9,691	10,336

Total income from operations	$91,644	$86,091	$63,730

Assets:
Grocery sales	$921,453	$917,645	$932,860
Shopping center rentals	117,149	116,756	112,264
Fluid dairy	29,282	31,112	32,249
Elimination of intercompany receivable	(1,879)	(1,826)	(1,923)

Total assets	$1,066,005	$1,063,687	$1,075,450

Capital expenditures:
Grocery sales	$55,726	$65,334	$70,012
Shopping center rentals	2,651	3,476	2,712
Fluid dairy	1,486	2,277	3,103

Total capital expenditures	$59,863	$71,087	$75,827

Depreciation and amortization:
Grocery sales	$49,236	$51,671	$44,367
Shopping center rentals	5,272	4,917	4,992
Fluid dairy	2,484	2,512	2,462

Total depreciation and amortization	$56,992	$59,100	$51,821

Revenue from shopping center rentals net of shopping center expense of $7.3 million, $6.8 million and $6.8 million for the fiscal years ended 2005, 2004 and 2003, respectively, is included in the caption rental income, net in the statements of income. Grocery and fluid dairy revenues comprise the net sales reported in the statements of income.

The fluid dairy segment had $46.2 million, $47.7 million and $44.1 million in sales to the grocery sales segment in fiscal 2005, 2004 and 2003, respectively. These sales were eliminated in consolidation.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2005
Net sales	$559,275	$557,267	$566,656	$590,743	$2,273,941
Gross profit	141,952	142,028	143,123	154,848	581,951
Net income	5,064	5,474	6,626	9,406	26,570
Basic earnings per common share	0.21	0.23	0.27	0.39	1.10
Diluted earnings per common share	0.21	0.23	0.27	0.39	1.10

2004
Net sales	$534,307	$520,792	$537,447	$544,880	$2,137,426
Gross profit	133,336	137,181	141,041	143,181	554,739
Net income	2,404	7,245	8,289	10,814	28,752
Basic earnings per common share	0.10	0.31	0.35	0.45	1.22
Diluted earnings per common share	0.10	0.31	0.35	0.45	1.22

The fourth quarter of fiscal 2005 includes an additional $2.5 million in vendor income due to correction of a computer program error used to calculate certain vendor allowances. This income would have been recognized ratably over the first three quarters of the fiscal year ended September 24, 2005. This adjustment increased fourth quarter net income by $1.5 million or $0.06 per share.

The fourth quarter of 2004 includes an additional $1.9 million in depreciation expense due to a change in the estimate of the salvage value of certain assets. The Company has determined that the assets will not have salvage value at the end of their useful lives. This adjustment decreased fourth quarter net income by $1.2 million or $0.05 per share.

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 24, 2005 totaled $16.6 million.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 24, 2005, September 25, 2004 and September 27, 2003

Long and short-term debt: The carrying amounts of the Company’s short-term borrowings approximate their fair values. The fair values of the Company’s long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company’s financial instruments at September 24, 2005 and September 25, 2004 are as follows (amounts in thousands):

	2005		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$50,626	$50,626	$80,594	$80,594
Receivables	39,078	39,078	34,450	34,450
Long-term and short-term debt:
Real estate and equipment	220,205	230,138	253,298	258,606
Other	349,223	358,931	349,136	373,358

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2005	2004	2003
Cash paid during the year for:
Interest (net of amounts capitalized)	$51,248,188	$54,471,888	$49,340,609
Income taxes	24,826,506	9,870,714	10,034,602
Non cash items:
Property and equipment additions included in accounts payable	8,806,109	5,715,719	5,612,514

16. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $214 million in 2005, $212 million in 2004 and $210 million in 2003. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 24, 2005. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.1 million at both September 24, 2005 and September 25, 2004.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $34.7 million in 2005, $37.0 million in 2004 and $35.6 million in 2003. Amounts due from this distributor, included in receivables, were $1.5 million at September 24, 2005 and $1.6 million at September 25, 2004.

17. Related Party Transactions

During fiscal year 2005, the Company purchased land owned by the Company’s Chief Executive Officer at his cost of approximately $2 million, and constructed a store on the site.

During fiscal year 2005, the Company made a non-interest bearing loan of $1.2 million to the Company’s Investment/Profit Sharing Plan to allow the Plan to meet distribution obligations during a time when it was prohibited from selling shares of the Company’s Class A common stock. The loan will be repaid when shares are sold.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 24, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$585,000	$233,093	$182	$817,911

Fiscal year ended September 25, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$438,509	$215,741	$69,250	$585,000

Fiscal year ended September 27, 2003:
Deducted from asset accounts:
Allowance for doubtful accounts	$324,113	$139,000	$24,604	$438,509

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: December 8, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT P. INGLE Robert P. Ingle, Chief Executive Officer and Director	December 8, 2005

/s/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director	December 8, 2005

/s/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 8, 2005

/s/ CHARLES E. RUSSELL Charles E. Russell, CPA, Director	December 8, 2005

/s/ ROBERT P. INGLE, II Robert P. Ingle, II, Chairman of the Board, Vice President-Operations and Director	December 8, 2005

/s/ BETH A. SORRENTINO Beth A. Sorrentino, CPA, Secretary and Controller	December 8, 2005

John O. Pollard, Attorney, Director

Charles L. Gaither, Jr., President-Milkco, Inc. and Director

Laura Sharp, Director

Exhibit Index

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated. (Included as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.4	Amendment to By-Laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1, 3.2 and 3.3 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8 7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Exhibit 4.1 to Registrant’s S-8 Registration Statement, File No. 333-88310, previously filed with the Commission and incorporated herein by this reference.)

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

10.4	Separation Agreement between the Registrant and Anthony Federico dated February 29, 2004. (Included as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.5	Ingles Markets, Incorporated Non-qualified Plan

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(c) of Form 10-K.)

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350