Form 10-Q
period 2005-12-24
INGLES MARKETS INC
filed 2006-02-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2005

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of January 27, 2006, the Registrant had 12,094,737 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,363,024 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 24, 2005	SEPTEMBER 24, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$27,878,808	$50,626,448
Receivables-net	44,321,814	39,078,497
Inventories	214,521,219	204,112,923
Other current assets	11,665,067	10,639,118

Total Current Assets	298,386,908	304,456,986
Property and Equipment – Net	756,172,168	744,162,474
Other Assets	17,278,654	17,385,090

Total Assets	$1,071,837,730	$1,066,004,550

	DECEMBER 24, 2005	SEPTEMBER 24, 2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$14,950,782	$16,413,158
Accounts payable - trade	127,584,362	112,572,461
Accrued expenses and current portion of other long-term liabilities	66,008,266	71,889,978

Total Current Liabilities	208,543,410	200,875,597
Deferred Income Taxes	29,075,578	31,245,578
Long-Term Debt	549,365,962	553,014,945
Other Long-Term Liabilities	3,971,619	4,019,767

Total Liabilities	790,956,569	789,155,887

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,089,218 shares issued and outstanding December 24, 2005; 12,080,718 shares issued and outstanding September 24, 2005	604,461	604,036
Class B, $0.05 par value; 100,000,000 shares authorized; 12,364,541 shares issued and outstanding December 24, 2005; 12,364,991 shares issued and outstanding September 24, 2005	618,227	618,250
Paid-in capital in excess of par value	117,369,493	117,259,716
Retained earnings	162,288,980	158,366,661

Total Stockholders’ Equity	280,881,161	276,848,663

Total Liabilities and Stockholders’ Equity	$1,071,837,730	$1,066,004,550

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 24, 2005	DECEMBER 25, 2004
Net sales	$623,393,899	$559,274,504
Cost of goods sold	469,842,868	417,322,683

Gross profit	153,551,031	141,951,821
Operating and administrative expenses	130,478,404	122,707,537
Rental income, net	1,284,470	1,469,909

Income from operations	24,357,097	20,714,193
Other income, net	740,077	446,590
Interest expense	12,326,787	13,046,603

Income before income taxes	12,770,387	8,114,180

Income taxes:
Current	7,250,000	6,780,000
Deferred	(2,250,000)	(3,730,000)

	5,000,000	3,050,000

Net income	$7,770,387	$5,064,180

Per share amounts - restated:
Class A Common Stock
Basic earnings per common share	$0.33	$0.22

Diluted earnings per common share	$0.32	$0.21

Class B Common Stock
Basic earnings per common share	$0.30	$0.20

Diluted earnings per common share	$0.30	$0.20

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 24, 2005 AND DECEMBER 25, 2004

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	5,064,180	5,064,180
Cash dividends	—	—	—	—	—	(3,793,761)	(3,793,761)
Exercise of stock options	55,000	2,750	—	—	617,380	—	620,130
Common stock conversions	975	49	(975)	(49)	—	—	—

Balance, December 25, 2004	11,753,843	$587,692	12,368,116	$618,406	$113,619,174	$148,282,453	$263,107,725

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	7,770,387	7,770,387
Cash dividends	—	—	—	—	—	(3,848,068)	(3,848,068)
Exercise of stock options	8,050	402	—	—	109,777	—	110,179
Common stock conversions	450	23	(450)	(23)	—	—	—

Balance, December 24, 2005	12,089,218	$604,461	12,364,541	$618,227	$117,369,493	$162,288,980	$280,881,161

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 24, 2005	DECEMBER 25, 2004
Cash Flows from Operating Activities:
Net income	$7,770,387	$5,064,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	14,754,864	14,460,060
Amortization of deferred gain on sale/leasebacks	(46,590)	(106,189)
Gains on disposals of property and equipment	(320,205)	(32,921)
Receipt of advance payments on purchases contracts	220,236	655,000
Recognition of advance payments on purchases contracts	(807,444)	(1,863,173)
Deferred income taxes	(2,250,000)	(3,730,000)
Changes in operating assets and liabilities:
Receivables	(5,243,317)	(4,618,687)
Inventory	(10,408,296)	(11,775,602)
Other assets	(1,204,552)	(1,162,587)
Accounts payable and accrued expenses	13,415,095	5,161,006

Net Cash Provided by Operating Activities	15,880,178	2,051,087

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	424,300	94,697
Capital expenditures	(30,202,870)	(13,667,665)

Net Cash Used in Investing Activities	(29,778,570)	(13,572,968)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(5,111,359)	(7,206,641)
Proceeds from exercise of stock options	110,179	620,130
Dividends paid	(3,848,068)	(3,793,761)

Net Cash Used in Financing Activities	(8,849,248)	(10,380,272)

Net Decrease in Cash and Cash Equivalents	(22,747,640)	(21,902,153)
Cash and cash equivalents at beginning of period	50,626,448	80,593,990

Cash and Cash Equivalents at End of Period	$27,878,808	$58,691,837

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 24, 2005 and December 25, 2004

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 24, 2005, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 24, 2005 and December 25, 2004. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2005, filed by the Company under the Securities Exchange Act of 1934 on December 8, 2005.

The results of operations for the three-month period ended December 24, 2005 are not necessarily indicative of the results to be expected for the full fiscal year.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to September 25, 2005 the Company accounted for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the three months ended December 25, 2004, there was no stock-based employee compensation expense included in net income. The effect on net income for the quarter ended December 25, 2004 would have been approximately $15,000 if the Company had applied the fair value recognition provisions to awards granted prior to the adoption of Statement 123. This expense would not have affected the Company’s reported basic and diluted earnings per share.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company adopted Statement 123(R) as of September 25, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. Compensation cost associated with outstanding awards had no effect on earnings per share for the three months ended December 24, 2005.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $678,000 and $818,000 at December 24, 2005 and September 24, 2005, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 24, 2005	September 24, 2005
Property, payroll, and other taxes payable	$15,236,071	$16,355,879
Salaries, wages and bonuses payable	14,419,142	17,132,164
Self-insurance reserves	8,799,892	8,798,290
Interest	3,332,796	11,140,721
Income taxes	12,140,307	5,464,256
Other	12,080,058	12,998,668

	$66,008,266	$71,889,978

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $6.3 million and $4.6 million for the three-month periods ended December 24, 2005 and December 25, 2004, respectively.

E. LONG-TERM DEBT

At December 24, 2005, the Company had lines of credit with five banks totaling $135 million, all of which were unused. The lines of credit mature in October and November 2006. At December 24, 2005, the Company had $16.1 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from January to December 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 24, 2005.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $71.2 million, based on tangible net worth at December 24, 2005. As of December 24, 2005, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 18, 2005 to stockholders of record on October 6, 2005.

G. CALCULATON OF EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A which is publicly traded, and Class B, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend on Class B Common Stock.

The Company has determined that, under Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the two-class method of computing earnings per share is required. Prior periods have been restated to reflect this change.

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the exercise of dilutive stock options outstanding and the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and restated periods.

	Three Months Ended December 24, 2005		Three Months Ended December 25, 2004 - Restated
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,025,152	$3,745,235	$2,587,612	$2,476,568
Conversion of Class B to Class A shares	3,742,450		2,474,117
Effect of assumed stock options exercised on allocated net income	2,785	(2,785)	2,451	(2,451)

Net income allocated, diluted	$7,770,387	$3,742,450	$5,064,180	$2,474,117

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,081,317	12,364,950	11,751,594	12,369,048
Conversion of Class B to Class A shares	12,364,950		12,369,048
Assumed stock options exercised	34,404		91,110

Weighted average shares outstanding, diluted	24,480,671	12,364,950	24,211,752	12,369,048

Earnings per share
Basic	$0.33	$0.30	$0.22	$0.20

Diluted	$0.32	$0.30	$0.21	$0.20

The restated per share amounts for the second, third and fourth quarters of fiscal 2005 and the fiscal year ended September 24, 2005 are based on the following amounts:

	Three Months Ended March 26, 2005 - Restated		Three Months Ended June 25, 2005 - Restated
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$2,797,376	$2,676,156	$3,392,870	$3,232,845
Conversion of Class B to Class A shares	2,672,772		3,229,926
Effect of assumed stock options exercised on allocated net income	3,384	(3,384)	2,919	(2,919)

Net income allocated, diluted	$5,473,532	$2,672,772	$6,625,715	$3,229,926

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	11,754,861	12,367,414	11,814,478	12,366,634
Conversion of Class B to Class A shares	12,367,414		12,366,634
Assumed stock options exercised	95,212		48,940

Weighted average shares outstanding, diluted	24,217,487	12,367,414	24,230,052	12,366,634

Earnings per share
Basic	$0.24	$0.22	$0.29	$0.26

Diluted	$0.23	$0.22	$0.27	$0.26

	Three Months Ended September 24, 2005 - Restated		Year Ended September 24, 2005 - Restated
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,852,361	$4,554,535	$13,616,399	$12,953,924
Conversion of Class B to Class A shares	4,550,697		12,948,103
Effect of assumed stock options exercised on allocated net income	3,838	(3,838)	5,821	(5,821)

Net income allocated, diluted	$9,406,896	$4,550,697	$26,570,323	$12,948,103

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	11,991,784	12,365,372	11,828,180	12,367,117
Conversion of Class B to Class A shares	12,365,372		12,367,117
Assumed stock options exercised	33,080		24,295

Weighted average shares outstanding, diluted	24,390,236	12,365,372	24,219,592	12,367,117

Earnings per share
Basic	$0.40	$0.37	$1.15	$1.05

Diluted	$0.39	$0.37	$1.10	$1.05

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended
	December 24, 2005	December 25, 2004
Revenues from unaffiliated customers:
Grocery sales	$595,823	$532,736
Shopping center rentals	3,205	3,208
Fluid dairy	27,571	26,539

Total revenues from unaffiliated customers	$626,599	$562,483

Income from operations:
Grocery sales	$20,605	$16,758
Shopping center rentals	1,284	1,470
Fluid dairy	2,468	2,486

Total income from operations	$24,357	$20,714

	December 24, 2005	September 24, 2005
Assets:
Grocery sales	$928,816	$921,453
Shopping center rentals	115,818	117,149
Fluid dairy	29,187	29,282
Elimination of intercompany receivable	(1,983)	(1,879)

Total assets	$1,071,838	$1,066,005

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three months ended December 24, 2005 and December 25, 2004, the fluid dairy segment had $12.3 million and $11.4 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (76), North Carolina (63), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods, including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 24, 2005, the Company operated 41 in-store pharmacies and 28 fuel centers.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 24, 2005 and December 25, 2004 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 24, 2005 and December 25, 2004, comparable store sales include 193 and 194 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended
	December 24, 2005	December 25, 2004
Net sales	100.0%	100.0%
Gross profit	24.6%	25.4%
Operating and administrative expenses	20.9%	21.9%
Rental income, net	0.2%	0.2%
Income from operations	3.9%	3.7%
Other income, net	0.1%	0.1%
Interest expense	2.0%	2.3%
Income before income taxes	2.0%	1.5%
Income taxes	0.8%	0.6%
Net income	1.2%	0.9%

Three Months Ended December 24, 2005 Compared to the Three Months Ended December 25, 2004

Net income for the first quarter of fiscal 2006 totaled $7.8 million, 53.4% higher than net income of $5.1 million earned for the first quarter of fiscal 2005. Total and comparable store sales increases were strong and gross profit dollar growth exceeded expense growth.

Net Sales. Net sales increased 11.5% to $623.4 million for the three months ended December 24, 2005 from $559.3 million for the three months ended December 25, 2004. Ingles operated 197 stores at December 24, 2005 and at December 25, 2004. Retail square footage was approximately 9.5 million at December 24, 2005 and 9.3 million at December 25, 2004. Comparable store sales grew $51.6 million or 9.8% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. Sales improved in all major departments, with the largest dollar increases in the grocery and gasoline departments. The largest percentage sales increases were in the gasoline and pharmacy departments.

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.0 million or 3.9% in the December 2005 quarter compared to the December 2004 quarter. The sales increase is primarily attributable to an increase in gallons sold and, to a lesser extent, increased raw milk costs in the December 2005 quarter compared to the December 2004 quarter. Raw milk cost increases are passed on to the subsidiary’s customers in the pricing of milk products.

Sales for the first quarter of fiscal 2006 were bolstered by successful holiday promotions in November and December. The Company expects more moderate sales growth for the rest of fiscal year 2006 and will emphasize growth in higher margin areas such as deli, bakery and other perishable departments. The Company expects the maturation of new and expanded stores that enhance “one-stop” shopping and convenience-oriented products will also drive sales growth.

Gross Profit. Gross profit for the three-month period ended December 24, 2005, increased $11.6 million or 8.2% to $153.6 million, or 24.6% of sales, compared to $142.0 million, or 25.4% of sales, for the three-month period ended December 25, 2004. Gross profit dollars increased due to the increased sales volume. Gross profit as a percentage of sales decreased due to larger sales growth in lower margin departments and holiday-related pricing incentives.

Gross profit for the Company’s milk processing subsidiary decreased $0.4 million or 8.3% for the December 2005 quarter compared to the December 2004 quarter due primarily to higher cream prices in the December 2004 quarter compared to the December 2005 quarter. Excess cream is produced in the processing of milk and is sold in bulk to producers of ice cream and cheese. The sale of the excess cream is a reduction to cost of goods sold. Increased plastic packaging costs and post-hurricane sales of lower margin bottled water also contributed to lower gross profits.

In addition to direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in cost of sales.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $7.8 million or 6.3% to $130.5 million for the three months ended December 24, 2005, from $122.7 million for the three months ended December 25, 2004. As a percentage of sales, operating and administrative expenses were 20.9% and 21.9% for the three months ended December 24, 2005 and December 25, 2004, respectively. A variety of factors contributed to the dollar increase.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) In millions	Increase (decrease) as a % of sales
Salaries and wages	$3.9	(0.3)%
Insurance	$1.5	0.1%
Utilities and fuel	$1.2	—%
Store supplies	$0.7	—%
Bank charges	$0.7	0.1%
Rent expense	$(0.9)	(0.2)%

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments.

Insurance expense increased due to higher employee group insurance and workers’ compensation costs. The Company is self-insured for workers’ compensation and employee group medical and dental benefits.

Utility and fuel expenses increased due to increases in market energy prices.

Store supplies increased due to upgraded packing used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Rent expense decreased due to lower net expenses for leased facilities in which the Company no longer operates a store.

Rental Income, Net. Rental income, net of $1.3 million decreased $0.2 million, or 12.6% for the December 2005 quarter compared to the December 2004 quarter as a result of higher operating costs.

Other Income, Net. Other income, net increased $0.3 million to $0.7 million for the three-month period ended December 24, 2005 from $0.4 million for the three-month period ended December 25, 2004. The increase is principally due to land compensation settlements with state or local governments.

Interest Expense. Interest expense decreased $0.7 million for the three-month period ended December 24, 2005 to $12.3 million from $13.0 million for the three-month period ended December 25, 2004. Total debt at December 2005 was $564.3 million compared to $595.2 million at December 2004.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 39.2% in the December 2005 quarter compared to 37.6% in the December 2004 quarter primarily due to increased state income taxes.

Net Income. Net income increased 53.4% or $2.7 million to $7.8 million for the three-month period ended December 24, 2005 compared to $5.1 million for the three-month period ended December 25, 2004. Net income, as a percentage of sales, was 1.2% and 0.9% for the December 2005 quarter and the December 2004 quarter, respectively. The increase in net income is primarily attributable to the increase in sales and gross profit, partially offset by increased operating expenses. Basic and diluted earnings per share for Class A Common Stock were $0.33 and $0.32, respectively, for the December 2005 quarter compared to $0.22 and $0.21, respectively, for the December 2004 quarter. Basic and diluted earnings per share for Class B Common Stock were $0.30 for the December 2005 quarter compared to $0.20 for the December 2004 quarter.

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

Capital expenditures totaled $30.2 million for the three-month period ended December 24, 2005, including the replacement of one new store and the purchase of three future store sites. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2006 and in fiscal 2007.

Ingles’ capital expenditure plans for all of fiscal 2006 include investments of approximately $75 million. For the balance of fiscal 2006, the Company plans to open four new or replacement stores, all of which will be owned, add approximately three new fuel stations and purchase store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2007 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at December 24, 2005 totaled $11.7 million.

Liquidity

The Company generated net cash from operations of $15.9 million in the December 2005 quarter compared to $2.1 million in the December 2004 quarter. Both inventory and accounts payable-trade increased by $10.4 million and $13.4 million, respectively, in the December 2005 quarter due to normal inventory growth to accommodate higher Christmas holiday sales.

Cash used in investing activities for the December 2005 quarter totaled $29.8 million comprised primarily of $30.2 million of capital expenditures during the period, partially offset by $0.4 million of proceeds from the sale of assets.

Cash used in financing activities during the December 2005 quarter totaled $8.8 million. Principal payments on long-term debt were $5.1 million and dividend payments were $3.8 million.

At December 24, 2005, the Company had committed lines of credit with five banks totaling $135 million. No amounts were borrowed under the lines of credit at December 24, 2005; however unused letters of credit totaling $16.1 million reduced the amount available to be drawn under these lines to $118.9 million at December 24, 2005. The lines of credit mature in October and November 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 24, 2005.

At December 24, 2005, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at December 24, 2005.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 24, 2005, the Company had unencumbered real property and equipment with a net book value of approximately $436.2 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it, including renewals of lines of credit upon expiration, and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 24, 2005.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $71.2 million based on tangible net worth at December 24, 2005. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

Inflation in food prices during the December 2005 quarter was higher than the overall increase in the Consumer Price Index, but was lower than the overall increase in the Consumer Price Index during fiscal 2005. One of the Company’s significant costs is labor, which increases with inflation. Inflation in energy costs was higher than the overall increase in the Consumer Price Index for the twelve months ended December 2005. Higher energy costs affect both the Company’s gasoline sales and distribution expenses.

Securities and Exchange Commission Investigation

In May 2005, the Securities and Exchange Commission (“the SEC”) issued a formal order of private investigation in the name of the Company following the previously disclosed informal inquiry. In January 2006 the SEC issued a “Wells Notice” indicating the staff of the SEC intends to recommend that the Commission bring a civil enforcement action against the Company. See Part II Item 1. Legal Proceedings.

Forward-Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect”, “anticipate”, “intend”, “plan”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; the ultimate resolution of the SEC’s investigation of the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market interest rates subsequent to September 24, 2005.

Item 4. CONTROLS AND PROCEDURES

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 24, 2005, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2005. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

The Company disclosed in its Form 10-K for fiscal 2005 the following material weaknesses identified by management.

Segregation of Duties

Management identified two different areas where the lack of appropriate segregation of duties constituted a material weakness.

•	Associates in the Company’s accounts payable departments, whose job duties involved processing vendor payments, also had access to vendor master file records. In some instances these associates could also process general ledger entries. As a result, associates could record erroneous journal entries or process fraudulent payments without the Company being assured of detecting such activity.

•	Turnover among senior financial management during fiscal 2005 resulted in the temporary performance of duties by some employees that conflicted with their ongoing responsibilities. The ability to change the Company’s chart of accounts was not properly segregated from journal entry processing and proper journal entry review controls were not in place for much of fiscal 2005.

Information Technology General Controls

•	An excessive number of user and system profiles in major computer systems permit access to processes not needed for the performance of the user’s primary job functions.

•	Proper controls and approval of changes to software applications were not present. Additionally, change control testing was not sufficiently comprehensive to consider the potential effect of system changes on other major application systems and data.

Vendor Income

During previous fiscal years, the Company attempted to implement additional controls and procedures designed to ensure vendor income was recorded completely, accurately and timely. The changes were not sufficient to correct all weaknesses in the design of such controls. As such, the controls and procedures for vendor income are not sufficient to ensure that all vendor income is properly recorded. In addition, there has been a lack of compliance with these procedures by certain Company associates.

(b) Changes in Internal Control over Financial Reporting

Subsequent to the filing of the Company’s Form 10-K for fiscal 2005, management has undertaken the following remediation efforts:

•	Hired a Director of Internal Audit to oversee remediation efforts, conduct ongoing tests of internal controls over financial reporting, and hire internal audit personnel.

•	Conducted training for all Company Vice Presidents on required controls and documentation for the approval and processing of vendor income transactions. This training session has been followed by meetings between individual purchasing departments and the accounting staff responsible for processing vendor income transactions.

•	Established journal entry approval controls and limited access to the Company’s chart of accounts and journal entry processing to achieve appropriate segregation of duties.

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

On January 10, 2006, the Company received a “Wells Notice” from the staff of the SEC indicating the staff intends to recommend that the SEC bring a civil enforcement action against the Company, which may include injunctive relief and civil penalty, related to certain vendor contracts entered into in 2002 and 2003 and internal control accounting issues that have been the subject of the previously disclosed formal investigation. The notice provides the Company the opportunity to respond formally to the SEC before the staff makes a final recommendation to the SEC. The Company is not currently able to predict the outcome of the SEC investigation.

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

Item 6. EXHIBITS

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

INGLES MARKETS, INCORPORATED

Date: February 2, 2006	/s/ Robert P. Ingle
Robert P. Ingle Chief Executive Officer

Date: February 2, 2006	/s/ Ronald B. Freeman
Ronald B. Freeman Vice President-Finance and Chief Financial Officer