Form 10-Q
period 2006-03-25
INGLES MARKETS INC
filed 2006-05-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2006

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

As of April 26, 2006, the Registrant had 12,165,687 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,325,524 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 25, 2006	SEPTEMBER 24, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$22,141,431	$50,626,448
Receivables	42,857,656	39,078,497
Inventories	207,620,638	204,112,923
Other Current Assets	11,995,717	10,639,118

Total Current Assets	284,615,442	304,456,986
Property and Equipment – Net	759,311,884	744,162,474
Other Assets	17,468,789	17,385,090

Total Assets	$1,061,396,115	$1,066,004,550

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$14,165,373	$16,413,158
Accounts payable - trade	114,138,072	112,572,461
Accrued expenses and current portion of other long-term liabilities	68,501,386	71,889,978

Total Current Liabilities	196,804,831	200,875,597
Deferred Income Taxes	26,395,578	31,245,578
Long-Term Debt	546,476,700	553,014,945
Other Long-Term Liabilities	4,841,166	4,019,767

Total Liabilities	774,518,275	789,155,887

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,161,635 shares issued and outstanding March 25, 2006; 12,080,718 shares issued and outstanding September 24, 2005	608,082	604,036
Class B, $0.05 par value; 100,000,000 shares authorized; 12,325,524 shares issued and outstanding March 25, 2006; 12,364,991 shares issued and outstanding September 24, 2005	616,277	618,250
Paid-in capital in excess of par value	117,773,496	117,259,716
Retained earnings	167,879,985	158,366,661

Total Stockholders’ Equity	286,877,840	276,848,663

Total Liabilities and Stockholders’ Equity	$1,061,396,115	$1,066,004,550

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 25, 2006	MARCH 26, 2005
Net sales	$606,649,492	$557,267,255
Cost of goods sold	452,114,414	415,239,138

Gross profit	154,535,078	142,028,117
Operating and administrative expenses	128,028,510	121,582,533
Rental income, net	1,300,500	1,081,189

Income from operations	27,807,068	21,526,773
Other income, net	79,716	238,525
Interest expense	12,225,716	12,911,766

Income before income taxes	15,661,068	8,853,532

Income tax expense (benefit):
Current	9,750,000	4,780,000
Deferred	(3,530,000)	(1,400,000)

	6,220,000	3,380,000

Net income	$9,441,068	$5,473,532

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.41	$0.24

Diluted earnings per common share	$0.38	$0.23

Class B Common Stock
Basic earnings per common share	$0.37	$0.22

Diluted earnings per common share	$0.37	$0.22

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 25, 2006	MARCH 26, 2005
Net sales	$1,230,043,391	$1,116,541,759
Cost of goods sold	921,957,282	832,561,821

Gross profit	308,086,109	283,979,938
Operating and administrative expenses	258,506,915	244,290,070
Rental income, net	2,584,971	2,551,098

Income from operations	52,164,165	42,240,966
Other income, net	819,792	685,115
Interest expense	24,552,502	25,958,369

Income before income taxes	28,431,455	16,967,712

Income tax expense (benefit):
Current	17,000,000	11,560,000
Deferred	(5,780,000)	(5,130,000)

	11,220,000	6,430,000

Net income	$17,211,455	$10,537,712

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.74	$0.46

Diluted earnings per common share	$0.70	$0.44

Class B Common Stock
Basic earnings per common share	$0.67	$0.42

Diluted earnings per common share	$0.67	$0.42

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 25, 2006 AND MARCH 26, 2005

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176

Net income	—	—	—	—	—	10,537,712	10,537,712
Cash dividends	—	—	—	—	—	(7,588,350)	(7,588,350)
Exercise of stock options	67,250	3,362	—	—	747,601	—	750,963
Common stock conversions	2,300	115	(2,300)	(115)	—	—	—

Balance, March 26, 2005	11,767,418	$588,370	12,366,791	$618,340	$113,749,395	$149,961,396	$264,917,501

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	17,211,455	17,211,455
Cash dividends	—	—	—	—	—	(7,698,131)	(7,698,131)
Exercise of stock options	41,450	2,073	—	—	513,780	—	515,853
Common stock conversions	39,467	1,973	(39,467)	(1,973)	—	—	—

Balance, March 25, 2006	12,161,635	$608,082	12,325,524	$616,277	$117,773,496	$167,879,985	$286,877,840

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 25, 2006	MARCH 26, 2005
Cash Flows from Operating Activities:
Net income	$17,211,455	$10,537,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,531,864	28,489,672
Losses on disposals of property and equipment	41,312	859,475
Receipt of advance payments on purchase contracts	1,674,403	1,084,699
Recognition of advance payments on purchase contracts	(796,094)	(3,224,549)
Deferred income taxes	(5,780,000)	(5,130,000)
Other	(70,781)	(699,557)
Changes in operating assets and liabilities:
Receivables	(2,538,159)	(3,015,640)
Inventory	(3,507,715)	(9,704,594)
Other assets	(2,475,994)	(4,752,610)
Accounts payable and accrued expenses	(2,726,619)	7,159,012

Net Cash Provided by Operating Activities	30,563,672	21,603,620

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	623,321	184,897
Capital expenditures	(43,703,702)	(26,788,812)

Net Cash Used in Investing Activities	(43,080,381)	(26,603,915)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(8,786,030)	(15,915,632)
Proceeds from exercise of stock options	515,853	750,963
Dividends paid	(7,698,131)	(7,588,350)

Net Cash Used in Financing Activities	(15,968,308)	(22,753,019)

Net Decrease in Cash and Cash Equivalents	(28,485,017)	(27,753,314)
Cash and cash equivalents at beginning of period	50,626,448	80,593,990

Cash and Cash Equivalents at End of Period	$22,141,431	$52,840,676

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 25, 2006 and March 26, 2005

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 25, 2006, the results of operations for the three-month and six-month periods ended March 25, 2006 and March 26, 2005, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 25, 2006 and March 26, 2005. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2005 and the Form 10-Q for the fiscal quarter ended March 26, 2005, filed by the Company under the Securities Exchange Act of 1934 on December 8, 2005 and May 5, 2005, respectively.

The results of operations for the three-month and six-month periods ended March 25, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to September 25, 2005 the Company accounted for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the six months ended March 26, 2005, there was no stock-based employee compensation expense included in net income. The effect on net income for the six months ended March 26, 2005 would have been approximately $28,000 if the Company had applied the fair value recognition provisions to awards granted prior to the adoption of Statement 123. This expense would not have affected the Company’s reported basic and diluted earnings per share.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company adopted Statement 123(R) as of September 25, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. There was no compensation cost associated with outstanding awards and therefore no effect on earnings per share for the six months ended March 25, 2006.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $820,000 and $818,000 at March 25, 2006 and September 24, 2005, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	MARCH 25, 2006	SEPTEMBER 24, 2005
Property, payroll, and other taxes payable	$11,588,262	$16,355,879
Salaries, wages and bonuses payable	15,733,304	17,132,164
Self-insurance reserves	9,365,148	8,798,290
Interest	11,103,693	11,140,721
Income taxes	7,675,314	5,464,256
Other	13,035,665	12,998,668

	$68,501,386	$71,889,978

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.0 million and $5.3 million for the three-month periods ended March 25, 2006 and March 26, 2005, respectively. For the six-month periods ended March 25, 2006 and March 26, 2005, employee insurance expense, net of employee contributions, totaled $11.3 million and $9.9 million, respectively.

E. LONG-TERM DEBT

At March 25, 2006, the Company had lines of credit with five banks totaling $135 million, all of which were unused. The lines of credit mature in October and November 2006. At March 25, 2006, the Company had $15.6 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from May 2006 to February 2007. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 25, 2006.

In addition, line of credit agreements and other long-term debt contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $77.5 million, based on tangible net worth at March 25, 2006. As of March 25, 2006, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 19, 2006 and October 18, 2005 to stockholders of record on January 6, 2006 and October 6, 2005, respectively.

G. SETTLEMENT OF SECURITIES AND EXCHANGE COMMISSION INVESTIGATION

In April 2006 the Company reached a settlement agreement with the Securities and Exchange Commission (“the SEC”) resolving a civil complaint against the Company in connection with the previously disclosed private investigation regarding certain vendor contracts entered into in fiscal years 2002 and 2003 and certain internal control accounting issues.

The settlement does not require the Company to pay a monetary penalty. The Company settled the SEC’s charges without admitting or denying the SEC’s allegations. Under the settlement, the Company has consented to the entry of injunctions against future violations of certain provisions of Federal securities laws. See Part II Item 1. Legal Proceedings.

H. CALCULATON OF EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A, which is publicly traded, and Class B, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend on Class B Common Stock.

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

	Three Months Ended March 25, 2006		Six Months Ended March 25, 2006
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,897,006	$4,544,062	$8,922,158	$8,289,297
Conversion of Class B to Class A shares	4,541,572		8,284,022
Effect of assumed stock options exercised on allocated net income	2,490	(2,490)	5,275	(5,275)

Net income allocated, diluted	$9,441,068	$4,541,572	$17,211,455	$8,284,022

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,114,025	12,350,715	12,101,623	12,357,830
Conversion of Class B to Class A shares	12,350,715		12,357,830
Assumed stock options exercised	21,632		21,175

Weighted average shares outstanding, diluted	24,486,372	12,350,715	24,480,628	12,357,830

Earnings per share
Basic	$0.41	$0.37	$0.74	$0.67

Diluted	$0.38	$0.37	$0.70	$0.67

The restated per share amounts for the second quarter of fiscal 2005 and the six months ended March 26, 2005 are based on the following amounts:

	Three Months Ended March 26, 2005 - Restated		Six Months Ended March 26, 2005 - Restated
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$2,797,376	$2,676,156	$5,384,988	$5,152,724
Conversion of Class B to Class A shares	2,672,772		5,146,889
Effect of assumed stock options exercised on allocated net income	3,384	(3,384)	5,835	(5,835)

Net income allocated, diluted	$5,473,532	$2,672,772	$10,537,712	$5,146,889

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	11,754,861	12,367,414	11,753,228	12,368,231
Conversion of Class B to Class A shares	12,367,414		12,368,231
Assumed stock options exercised	95,212		91,391

Weighted average shares outstanding, diluted	24,217,487	12,367,414	24,212,850	12,368,231

Earnings per share
Basic	$0.24	$0.22	$0.46	$0.42

Diluted	$0.23	$0.22	$0.44	$0.42

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	MARCH 25, 2006	MARCH 26, 2005	MARCH 25, 2006	MARCH 26, 2005
Revenues from unaffiliated customers:
Grocery sales	$579,155	$529,127	$1,174,978	$1,061,863
Shopping center rentals	3,164	3,037	6,369	6,245
Fluid dairy	27,494	28,140	55,065	54,679

Total revenues from unaffiliated customers	$609,813	$560,304	$1,236,412	$1,122,787

Income from operations:
Grocery sales	$23,756	$17,902	$44,362	$34,660
Shopping center rentals	1,300	1,081	2,584	2,551
Fluid dairy	2,751	2,544	5,218	5,030

Total income from operations	$27,807	$21,527	$52,164	$42,241

	MARCH 25, 2006	SEPTEMBER 24, 2005
Assets:
Grocery sales	$918,443	$921,453
Shopping center rentals	115,818	117,149
Fluid dairy	29,268	29,282
Elimination of intercompany receivable	(2,133)	(1,879)

Total assets	$1,061,396	$1,066,005

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended March 25, 2006 and March 26, 2005, respectively, the fluid dairy segment had $12.2 million and $12.1 million in sales to the grocery sales segment. The fluid dairy segment had $24.5 million and $23.5 million in sales to the grocery sales segment for the six-month periods ended March 25, 2006 and March 26, 2005, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (76), North Carolina (63), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 25, 2006, the Company operated 41 in-store pharmacies and 31 fuel centers. During the second quarter of fiscal 2006, the Company opened its first convenience store and automated car wash.

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

Asset Impairments

The Company accounts for the impairment of long-lived assets annually unless events and changes in circumstances indicate that additional testing is necessary. The Company accounts for impairment in accordance with Statement of Financial Accounting Standards No. 144. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three and six-month periods ended March 25, 2006 and March 26, 2005. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Replacement stores and major and minor remodels are included in the comparable store sales calculation. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and six-month periods ended March 25, 2006 and March 26, 2005, comparable store sales include 193 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	MARCH 25, 2006	MARCH 26, 2005	MARCH 25, 2006	MARCH 26, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.5%	25.5%	25.0%	25.4%
Operating and administrative expenses	21.1%	21.8%	21.0%	21.8%
Rental income, net	0.2%	0.2%	0.2%	0.2%
Income from operations	4.6%	3.9%	4.2%	3.8%
Other income, net	0.0%	0.0%	0.1%	0.0%
Interest expense	2.0%	2.3%	2.0%	2.3%
Income before income taxes	2.6%	1.6%	2.3%	1.5%
Income taxes	1.0%	0.6%	0.9%	0.6%
Net income	1.6%	1.0%	1.4%	0.9%

Three Months Ended March 25, 2006 Compared to the Three Months Ended March 26, 2005

Net Sales. Net sales increased 8.9% to $606.6 million for the three months ended March 25, 2006 from $557.3 million for the three months ended March 26, 2005. Ingles operated 197 stores at March 25, 2006, compared to 195 stores at March 26, 2005. Retail square footage was approximately 9.5 million at March 25, 2006 and 9.3 million at March 26, 2005. Comparable store sales for the same period grew $41.5 million or 8.0%. Sales improved in each department except video, with the largest percentage increases in the gasoline, pharmacy, deli and produce departments. The Company operated 4 additional pharmacy departments and 7 additional gasoline departments at March 25, 2006 compared to March 26, 2005. Fuel price inflation of approximately 23.0% as well as growth in total gallons sold increased gasoline department sales in the March 2006 three-month period. Pharmacy sales increased both in the number of prescriptions filled and the average revenue per prescription. Increases in the deli and produce departments reflect our customers’ desire for convenience as well as for fresh and organic products.

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.6 million or 2.3% in the March 2006 quarter compared to the March 2005 quarter. The sales decrease is primarily attributable to a decrease in raw milk costs in the March 2006 quarter compared to the March 2005 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products. Measured in gallons of product sold, volume was higher in the March 2006 quarter compared to the prior year quarter.

Sales comparisons for the three and six-month periods were affected by the timing of the Easter holiday. In fiscal 2006, Easter falls in the Company’s third fiscal quarter. In fiscal 2005, Easter related sales were included in the three and six-month periods ended March 26, 2005. The Company estimates that comparable store sales increases are slightly higher, at 8.7% for the March 2006 quarter adjusted for the effect of Easter 2005 sales. Sales growth for the remainder of fiscal year 2006 will be influenced to some extent by market fluctuations in the per gallon price of gasoline, Easter related sales discussed above, and by the success of promotional efforts to retain and grow its customer base.

Gross Profit. Gross profit for the three-month period ended March 25, 2006 increased $12.5 million or 8.8% to $154.5 million, or 25.5% of sales, compared to $142.0 million, also 25.5% of sales, for the three-month period ended March 26, 2005. Gross profit dollars increased due to the higher sales volume in the grocery segment. Gross profit as a percentage of sales remained level, as sales growth in lower margin gasoline and pharmacy departments was offset by sales and margin growth in high volume grocery and meat departments.

Gross profit for the Company’s milk processing subsidiary for the March 2006 quarter increased $0.2 million or 2.9% to $5.2 million, or 13.0% of sales, compared to $5.0 million, or 12.5% of sales for the March 2005 quarter. Although sales decreased, gross profit as a percentage of sales increased due to increased gallons sold, and relatively level per-gallon margins.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, all of the costs mentioned above incurred by the milk processing segment are included in the cost of sales line item.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.4 million or 5.3% to $128.0 million for the three months ended March 25, 2006, from $121.6 million for the three months ended March 26, 2005. As a percentage of sales, operating and administrative expenses decreased to 21.1% for the three months ended March 25, 2006 compared to 21.8% for the three months ended March 26, 2005. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$4.1	(0.1)%
Taxes and licenses	$0.8	—%
Utilities and fuel	$0.7	—%
Bank charges	$0.7	0.1%
Insurance	$(0.7)	(0.2)%
Rent expense	$(1.6)	(0.3)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments such as gasoline.

Taxes and licenses increased due to higher estimated expected tax payments.

Utility and fuel expenses increased due to increases in market energy prices.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Insurance expense decreased as increased employee health insurance costs were offset by favorable claims experience in workers compensation and liability insurance. This favorable experience resulted in decreases to self-insurance liability reserves.

Equipment rent expense decreased due to the expiration of operating leases on equipment used in the Company’s distribution facility and in its stores. Much of this equipment was purchased by the Company at the expiration of the lease term.

Rental Income, Net. Rental income, net increased $0.2 million to $1.3 million for the March 2006 quarter from $1.1 million for the March 2005 quarter. Gross rental income increased $0.1 million, while shopping center expenses decreased $0.1 million. Tenant activity has been relatively quiet over the past twelve months, following a period in which the Company sold certain income-producing properties and during which several tenants relocated from shopping centers to stand-alone sites.

Other Income, Net. Other income, net decreased $0.2 million to $0.1 million for the three-month period ended March 25, 2006 from $0.3 million for the three-month period ended March 26, 2005. There were no significant asset sales in either quarter. Lower excess cash balances in fiscal 2006 resulted in decreased interest income.

Interest Expense. Interest expense decreased $0.7 million for the three-month period ended March 25, 2006 to $12.2 million from $12.9 million for the three-month period ended March 26, 2005. Total debt at March 25, 2006 was $560.6 million compared to $586.5 million at March 26, 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 39.7% in the March 2006 quarter compared to 38.2% in the March 2005 quarter due to increased state income taxes.

Net Income. Net income increased $3.9 million or 72.5% for the three-month period ended March 25, 2006 to $9.4 million compared to $5.5 million for the three-month period ended March 26, 2005. Net income, as a percentage of sales, was 1.6% for the March 2006 quarter and 1.0% for the March 2005 quarter. The increase in net income is attributed to increased sales, stable gross margin and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $0.41 and $0.38 for the March 2006 quarter compared to $0.24 and $0.23, respectively, for the March 2005 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.37 for the March 2006 quarter compared to $0.22 of basic and diluted earnings per share for the March 2005 quarter.

Six Months Ended March 25, 2006 Compared to the Six Months Ended March 26, 2005

Net Sales. Net sales for the six months ended March 25, 2006 increased 10.2% to $1.23 billion, compared to $1.12 billion for the six months ended March 26, 2005. Comparable store sales increased $93.1 million or 8.9% for the same period. Sales improved in each department except video, with the largest percentage increases in the gasoline, pharmacy, deli and produce departments, as noted above in the three-month discussion.

Net sales to outside parties for the Company’s milk processing subsidiary increased $0.4 million or 0.7% in the March 2006 six-month period compared to the March 2005 six-month period due to the increased raw milk costs and slightly higher volume of gallons sold.

Sales comparisons for the three and six-month periods were affected by the timing of the Easter holiday, as described in the three-month discussion. The Company estimates that comparable store sales increases are slightly higher, at 9.2% for the March 2006 six month period adjusted for the effect of Easter 2005 sales.

In addition to the factors discussed above in the three-month discussion, the Company recently completed or expects to complete four new, remodeled or replacement stores during the last six months of fiscal 2006. The Company expects that both the maturation of new and expanded stores and successful promotional efforts will continue to drive sales growth.

Gross Profit. Gross profit for the six months ended March 25, 2006 increased $24.1 million or 8.5% to $308.1 million compared to $284.0 million, for the six months ended March 26, 2005. As a percent of sales, gross profit decreased to 25.0% for the six months ended March 25, 2006 from 25.4% for the six months ended March 26, 2005. Lower margins in gasoline and frozen foods during the first six months of fiscal 2006, attributable to competitive and promotional factors, accounted for much of the overall margin decrease. Sales of lower margin gasoline increased substantially both in sales dollars and gallons sold. Following heavy holiday promotional activity during the Company’s first fiscal quarter ended December 24, 2005 gross profit as a percentage of sales increased during the second fiscal quarter of 2006.

Gross profit for the Company’s milk processing subsidiary for the March 2006 six-month period decreased $0.3 million or 2.8% to $9.8 million, or 12.4% of sales compared to $10.1 million or 12.9% of sales for the March 2005 six-month period. Higher cream prices during the first quarter of fiscal 2005 contributed to the higher gross profit as a percentage of sales during last fiscal year. Excess cream is produced in the processing of milk and is sold in bulk to producers of ice cream and cheese.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.2 million or 5.8% to $258.5 million for the six months ended March 25, 2006, from $244.3 million for the six months ended March 26, 2005. As a percentage of sales, operating and administrative expenses decreased to 21.0% for the March 2006 six-month period from 21.8% for the March 2005 six-month period. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$8.1	(0.2)%
Utilities and fuel	$1.9	—%
Bank charges	$1.4	0.1%
Store supplies	$1.3	—%
Taxes and licenses	$1.3	—%
Rent expense	$(2.0)	(0.2)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume but decreased to 8.9% of sales for the March 2006 six-month period compared to 9.1% for the comparable 2005 period. Increased sales over the same number of store properties allows the Company to better leverage store and management personnel costs.

Utility and fuel expenses increased due to increases in market energy prices.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Taxes and licenses increased due to higher estimated expected tax payments.

Equipment rent expense decreased due to the expiration of operating leases on equipment used in the Company’s distribution facility and in its stores. Much of this equipment was purchased by the Company at the expiration of the lease term.

Rental Income, Net. Rental income, net was $2.6 million for each of the six month periods. Tenant activity has been relatively quiet over the past eighteen months, following a period in which the Company sold certain income-producing properties and in which several tenants relocated from shopping centers to stand alone sites.

Other Income, Net. Other income, net increased $0.1 million for the March 2006 six-month period over the comparable period in fiscal 2005. During the March 2005 six-month period, the Company disposed of certain equipment and leasehold improvements from recently closed stores. During the March 2006 six-month period, the Company received proceeds from land compensation settlements with state or local governments.

Interest Expense. Interest expense decreased $1.4 million to $24.6 million for the six months ended March 25, 2006 from $26.0 million for the six months ended March 26, 2005. Total debt at March 25, 2006 was $560.6 million compared to $586.5 million at March 26, 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 39.5% in the March 2006 six-month period from 37.9% in the March 2005 six-month period due to increased state income taxes.

Net Income. Net income increased $6.7 million or 63.3% for the March 2006 six-month period to $17.2 million, compared to $10.5 million, for the March 2005 six-month period. The increase in net income is attributed to increased sales, stable gross margin and a decrease in expenses as a percent of sales. Basic and diluted earnings per share for Class A Common Stock were $0.74 and $0.70 for the March 2006 six-month period compared to $0.46 and $0.44, respectively, for the March 2005 six-month period. Basic and diluted earnings per share for Class B Common Stock were each $0.67 for the March 2006 six month period compared to $0.42 of basic and diluted earnings per share for the March 2005 six month period.

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

Capital expenditures totaled $43.7 million for the six-month period ended March 25, 2006 including the completion of one new convenience store/car wash, one replacement store, one fuel center at an existing store and the purchase of four future store sites. Shortly after quarter end, the Company opened one new store, one replacement store, closed one store and added three fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2006 and in fiscal 2007.

Ingles’ capital expenditure plans for all of fiscal 2006 include investments of approximately $80 million. For the balance of fiscal 2006, the Company plans to open one remodeled and one replacement store, both of which will be owned, and add approximately four new fuel stations. Expenditure plans will also include investments in stores expected to open in fiscal 2007 as well as technology improvements, upgrading and replacing existing store equipment, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at March 25, 2006 totaled $8.5 million.

Liquidity

The Company generated net cash from operations of $30.6 million for the six months ended March 25, 2006 compared to $21.6 million for the comparable 2005 period. Inventory and receivables increased by a total of $6.0 million to support increased growth. Accounts payable decreased $2.7 million for the six months ended March 2006 following the normal holiday season inventory increase.

Cash used by investing activities for the March 2006 six-month period totaled $43.1 million comprised primarily of $43.7 million of capital expenditures during the period, partially offset by $0.6 million of proceeds from the sale of assets.

Cash used by financing activities during the March 2006 six-month period totaled $16.0 million including principal payments on long-term debt of $8.8 million and dividend payments of $7.7 million offset in part by cash received from the exercise of stock options of $0.5 million.

At March 25, 2006, the Company had committed lines of credit with five banks totaling $135 million. No amounts were borrowed under the lines of credit at March 25, 2006; however unused letters of credit totaling $15.6 million reduced the amount available to be drawn under these lines to $119.4 million at March 25, 2006. The lines of credit mature in October and November 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 25, 2006. At the present time, the Company believes existing line of credit agreements could be renewed at approximately current terms.

The Company has outstanding $349.8 million principal amount of 8 7/8% Senior Unsubordinated Notes (“the Notes”) maturing in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at March 25, 2006.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 25, 2006, the Company had unencumbered real property and equipment with a net book value of approximately $441 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

As noted above, all of the Company’s line of credit agreements mature in October and November 2006. The Company’s $349.8 million principal amount of the Notes can be redeemed at a declining premium rate beginning at 104.438% after December 1, 2006. The Company is currently evaluating financing options for the line of credit agreements, the Notes, and for future capital needs.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $77.5 million based on tangible net worth at March 25, 2006. Further, the

Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Company’s senior subordinated debt. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Three Months Ended		Twelve Months Ended
	MARCH 25, 2006	MARCH 26, 2005	MARCH 25, 2006	MARCH 26, 2005
All items	4.3%	4.3%	3.4%	3.1%
Food and beverages	2.7%	1.5%	2.6%	2.5%
Energy	21.8%	21.1%	17.3%	12.4%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 25, 2006, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2005. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

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

(b)	Changes in Internal Control over Financial Reporting

Subsequent to the filing of the Company’s Form 10-Q for the first quarter of fiscal 2006, management has undertaken the following remediation efforts:

•	Conducted ongoing tests of internal controls over financial reporting by its Internal Audit department that was established earlier this fiscal year.

•	Completed initial training for all Company Vice Presidents and purchasing employees on required controls and documentation for the approval and processing of vendor income transactions. These enhanced controls are currently being tested by the Company’s internal auditors.

•	Established journal entry approval controls and limited access to the Company’s chart of accounts and journal entry processing to achieve appropriate segregation of duties.

•	Segregated vendor master file access from those employees responsible for processing vendor payments. New procedures have been implemented surrounding the documentation and approval of vendor master file changes by originating purchasing departments and the processing of approved master file changes by employees with no payment processing responsibilities. These controls will be tested for effectiveness later in fiscal 2006.

•	Implemented enhanced controls in the Company’s Information Technology area surrounding the documentation, testing and approval of changes to major application systems. Processes have been developed to better control access to major computer system functions. These control enhancements will be tested during the Company’s third fiscal quarter.

Part II. Other Information

Item 1. LEGAL PROCEEDINGS

Settlement of Securities and Exchange Commission Investigation

In April 2006 the Company reached a settlement agreement with the Securities and Exchange Commission (“the SEC”) resolving a civil complaint against the Company in connection with the previously disclosed private investigation regarding certain vendor contracts entered into in fiscal years 2002 and 2003 and certain internal control accounting issues.

The settlement does not require the Company to pay a monetary penalty. The Company settled the SEC’s charges without admitting or denying the SEC’s allegations. Under the settlement, the Company has consented to the entry of injunctions against future violations of certain provisions of Federal securities laws.

Shareholder Derivative Claim

On June 15, 2005, a purported shareholder of the Company filed a shareholder derivative suit on behalf of the Company against certain current and former individual members of the Company’s Board of Directors and against the Company as a nominal defendant in the U.S. District Court for the Western District of North Carolina. The suit alleges that the defendant Directors breached their fiduciary duties by failing to implement appropriate internal controls. The suit seeks from the Directors damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain Directors to the Company of salaries and bonuses received by those Directors between 2002 and 2005. The Company’s Board of Directors appointed an independent committee, which retained independent counsel, to review the suit and evaluate whether maintenance of the derivative proceeding was in the best interest of the Company. After an investigation, the independent committee concluded that the maintenance of the derivative proceeding was not in the best interest of the Company. On October 10, 2005, the Company filed a motion to dismiss the derivative proceeding and expects a ruling on that motion later this fiscal year. No amount is currently recorded as the outcome of the case is not known and any potential loss is not estimable.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 14, 2006. One matter was submitted to a vote of the stockholders at this meeting, the election of nine directors to serve until the 2007 Annual Meeting of Stockholders. At the meeting,

John O. Pollard, and Fred D. Ayers were elected by the holders of Class A Common Stock by the following votes: (a) Mr. Pollard: 8,711,166 votes for and 2,509,044 votes withheld; (b) Mr. Ayers: 10,935,702 votes for and 284,508 votes withheld. Ronald B. Freeman, Charles L. Gaither, Jr., Robert P. Ingle, Robert P. Ingle, II, James W. Lanning, Charles E. Russell and Laura Ingle Sharp were each elected by the holders of Class B Common Stock by the following vote: 10,388,568 votes for and 0 votes withheld.

Item 6. EXHIBITS

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

INGLES MARKETS, INCORPORATED

Date: May 2, 2006	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: May 2, 2006	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer