Form 10-Q
period 2006-06-24
INGLES MARKETS INC
filed 2006-07-31
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2006

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

As of July 24, 2006, the Registrant had 12,175,135 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,323,124 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 24, 2006	SEPTEMBER 24, 2005
ASSETS

Current Assets:
Cash and Cash Equivalents	$22,281,051	$50,626,448
Receivables	40,757,564	39,078,497
Inventories	216,754,305	204,112,923
Other Current Assets	11,287,225	10,639,118

Total Current Assets	291,080,145	304,456,986
Property and Equipment – Net of accumulated depreciation totaling $611,603,816 at June 24, 2006 and $569,722,639 at September 24, 2005	762,747,530	744,162,475
Other Assets	17,150,477	17,385,089

Total Assets	$1,070,978,152	$1,066,004,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$12,174,382	$16,413,158
Accounts payable - trade	123,845,717	112,572,461
Accrued expenses and current portion of other long-term liabilities	65,946,515	71,889,978

Total Current Liabilities	201,966,614	200,875,597
Deferred Income Taxes	24,575,578	31,245,578
Long-Term Debt	543,270,615	553,014,945
Other Long-Term Liabilities	4,163,221	4,019,767

Total Liabilities	773,976,028	789,155,887

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,175,135 shares issued and outstanding June 24, 2006; 12,080,718 shares issued and outstanding September 24, 2005	608,757	604,036
Class B, $0.05 par value; 100,000,000 shares authorized; 12,323,124 shares issued and outstanding June 24, 2006; 12,364,991 shares issued and outstanding September 24, 2006	616,157	618,250
Paid-in capital in excess of par value	117,911,423	117,259,716
Retained earnings	177,865,787	158,366,661

Total Stockholders’ Equity	297,002,124	276,848,663

Total Liabilities and Stockholders’ Equity	$1,070,978,152	$1,066,004,550

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005
Net sales	$659,212,015	$566,655,898
Cost of goods sold	496,061,132	423,533,066

Gross profit	163,150,883	143,122,832
Operating and administrative expenses	131,121,966	122,364,144
Rental income, net	1,431,531	1,838,452

Income from operations	33,460,448	22,597,140
Other income, net	445,850	637,729
Interest expense	12,184,329	12,591,618

Income before income taxes	21,721,969	10,643,251

Income tax expense (benefit):
Current	9,170,000	5,377,536
Deferred	(1,290,000)	(1,360,000)

	7,880,000	4,017,536

Net income	$13,841,969	$6,625,715

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.59	$0.29

Diluted earnings per common share	$0.57	$0.27

Class B Common Stock
Basic earnings per common share	$0.54	$0.26

Diluted earnings per common share	$0.54	$0.26

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005
Net sales	$1,889,255,406	$1,683,197,657
Cost of goods sold	1,418,018,414	1,256,094,887

Gross profit	471,236,992	427,102,770
Operating and administrative expenses	389,628,882	366,654,214
Rental income, net	4,016,502	4,389,550

Income from operations	85,624,612	64,838,106
Other income, net	1,265,643	1,322,844
Interest expense	36,736,831	38,549,987

Income before income taxes	50,153,424	27,610,963

Income tax expense (benefit):
Current	26,170,000	16,937,536
Deferred	(7,070,000)	(6,490,000)

	19,100,000	10,447,536

Net income	$31,053,424	$17,163,427

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.33	$0.75

Diluted earnings per common share	$1.27	$0.71

Class B Common Stock
Basic earnings per common share	$1.21	$0.68

Diluted earnings per common share	$1.21	$0.68

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 24, 2006 AND JUNE 25, 2005

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	17,163,427	17,163,427
Cash dividends	—	—	—	—	—	(11,388,302)	(11,388,302)
Exercise of stock options	249,500	12,475	—	—	2,631,217	—	2,643,692
Common stock conversions	3,050	153	(3,050)	(153)	—	—	—

Balance, June 25, 2005	11,950,418	$597,521	12,366,041	$618,302	$115,633,011	$152,787,159	$269,635,993

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	31,053,424	31,053,424
Cash dividends	—	—	—	—	—	(11,554,298)	(11,554,298)
Exercise of stock options	52,550	2,628	—	—	651,707	—	654,335
Common stock conversions	41,867	2,093	(41,867)	(2,093)	—	—	—

Balance, June 24, 2006	12,175,135	$608,757	12,323,124	$616,157	$117,911,423	$177,865,787	$297,002,124

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005
Cash Flows from Operating Activities:
Net income	$31,053,424	$17,163,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,380,418	42,563,747
Amortization of deferred gain on sale/leasebacks	(83,771)	(276,024)
Loss on disposals of property and equipment	41,627	875,305
Receipt of advance payments on purchase contracts	1,674,403	2,076,032
Recognition of advance payments on purchase contracts	(1,930,825)	(4,247,628)
Deferred income taxes	(7,070,000)	(6,490,000)
Changes in operating assets and liabilities:
Receivables	(438,067)	(3,148,154)
Inventory	(12,641,382)	(11,074,102)
Other assets	(2,341,666)	(4,237,606)
Accounts payable and accrued expenses	10,103,027	11,488,037

Net Cash Provided by Operating Activities	62,747,188	44,693,034

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	628,586	306,644
Capital expenditures	(66,838,102)	(43,824,990)

Net Cash Used in Investing Activities	(66,209,516)	(43,518,346)

Cash Flows from Financing Activities:
Principal payments on long-term debt	(13,983,106)	(22,722,767)
Proceeds from exercise of stock options	654,335	2,643,692
Dividends paid	(11,554,298)	(11,388,302)

Net Cash Used in Financing Activities	(24,883,069)	(31,467,377)

Net Decrease in Cash and Cash Equivalents	(28,345,397)	(30,292,689)
Cash and cash equivalents at beginning of period	50,626,448	80,593,990

Cash and Cash Equivalents at End of Period	$22,281,051	$50,301,301

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 24, 2006 and June 25, 2005

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 24, 2006, the results of operations for the three-month and nine-month periods ended June 24, 2006 and June 25, 2005, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 24, 2006 and June 25, 2005. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2005 and the Form 10-Q for the June 25, 2005 quarter, filed by the Company under the Securities Exchange Act of 1934 on December 8, 2005, and August 4, 2005, respectively.

The results of operations for the three-month and nine-month periods ended June 24, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

B. ACCOUNTING FOR STOCK-BASED COMPENSATION

Prior to September 25, 2005 the Company accounted for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the nine months ended June 25, 2005, there was no stock-based employee compensation expense included in net income. The effect on net income for the nine months ended June 25, 2005 would have been approximately $34,000 if the Company had applied the fair value recognition provisions to awards granted prior to the adoption of Statement 123. This expense would not have affected the Company’s reported basic and diluted earnings per share.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company adopted Statement 123(R) as of September 25, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. There was no compensation cost associated with outstanding awards and therefore no effect on earnings per share for the nine months ended June 24, 2006.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $965,000 and $818,000 at June 24, 2006 and September 24, 2005, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 24, 2006	SEPTEMBER 24, 2005
Property, payroll, and other taxes payable	$14,884,358	$16,355,879
Salaries, wages and bonuses payable	18,563,763	17,132,164
Self-insurance liabilities	8,653,263	8,798,290
Interest	3,243,298	11,140,721
Income taxes	7,813,035	5,464,256
Other	12,788,798	12,998,668

	$65,946,515	$71,889,978

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $500,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $4.2 million and $5.6 million for each of the three-month periods ended June 24, 2006 and June 25, 2005, respectively. For the nine-month periods ended June 24, 2006 and June 25, 2005, employee insurance expense, net of employee contributions, totaled $15.5 million and $15.6 million, respectively.

E. LONG-TERM DEBT

At June 24, 2006, the Company had lines of credit with five banks totaling $135.0 million, all of which were unused. The lines of credit mature in October and November 2006. At June 24, 2006, the Company had $16.7 million in outstanding letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from September 2006 to February 2007. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 24, 2006.

In addition, line of credit agreements and other long-term debt contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $88.0 million, based on tangible net worth at June 24, 2006. As of June 24, 2006, the Company is in compliance with these covenants. The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and long term debt agreements in the event of default under any one instrument.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 20, 2006, January 19, 2006 and October 18, 2005 to stockholders of record on April 10, 2006, January 6, 2006 and October 6, 2005, respectively.

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

	THREE MONTHS ENDED JUNE 24, 2006		NINE MONTHS ENDED JUNE 24, 2006
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$7,206,366	$6,635,603	$16,128,524	$14,924,900
Conversion of Class B to Class A shares	6,634,395	—	14,918,417	—
Effect of assumed stock options exercised on allocated net income	1,208	(1,208)	6,483	(6,483)

Net income allocated, diluted	$13,841,969	$6,634,395	$31,053,424	$14,918,417

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,169,462	12,324,944	12,123,493	12,346,868
Conversion of Class B to Class A shares	12,324,944	—	12,346,868	—
Assumed stock options exercised	5,901	—	5,402	—

Weighted average shares outstanding, diluted	24,500,307	12,324,944	24,475,763	12,346,868

Earnings per share
Basic	$0.59	$0.54	$1.33	$1.21

Diluted	$0.57	$0.54	$1.27	$1.21

The restated per share amounts for the third quarter of fiscal 2005 and the nine months ended June 25, 2005 are based on the following amounts:

	THREE MONTHS ENDED JUNE 25, 2005 - RESTATED		NINE MONTHS ENDED JUNE 25, 2005 - RESTATED
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$3,392,870	$3,232,845	$8,777,859	$8,385,568
Conversion of Class B to Class A shares	3,229,926	—	8,376,814	—
Effect of assumed stock options exercised on allocated net income	2,919	(2,919)	8,754	(8,754)

Net income allocated, diluted	$6,625,715	$3,229,926	$17,163,427	$8,376,814

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	11,814,478	12,366,634	11,773,645	12,367,699
Conversion of Class B to Class A shares	12,366,634	—	12,367,699	—
Assumed stock options exercised	48,940	—	45,892	—

Weighted average shares outstanding, diluted	24,230,052	12,366,634	24,187,236	12,367,699

Earnings per share
Basic	$0.29	$0.26	$0.75	$0.68

Diluted	$0.27	$0.26	$0.71	$0.68

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005	JUNE 24, 2006	JUNE 25, 2005
Revenues from unaffiliated customers:
Grocery sales	$632,196	$539,509	$1,807,174	$1,601,372
Shopping center rentals	3,244	3,439	9,613	9,684
Fluid dairy	27,016	27,147	82,081	81,826

Total revenues from unaffiliated customers	$662,456	$570,095	$1,898,868	$1,692,882

Income from operations:
Grocery sales	$29,047	$18,553	$73,409	$53,213
Shopping center rentals	1,432	1,839	4,017	4,390
Fluid dairy	2,981	2,205	8,199	7,235

Total income from operations	$33,460	$22,597	$85,625	$64,838

	JUNE 24, 2006	SEPTEMBER 24, 2005
Assets:
Grocery sales	$928,122	$921,453
Shopping center rentals	115,751	117,149
Fluid dairy	28,806	29,282
Elimination of intercompany receivable	(1,701)	(1,879)

Total assets	$1,070,978	$1,066,005

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended June 24, 2006 and June 25, 2005, respectively, the fluid dairy segment had $11.9 million and $11.0 million in sales to the grocery sales segment. The fluid dairy segment had $36.4 million and $34.5 million in sales to the grocery sales segment in the nine-month periods ended June 24, 2006 and June 25, 2005, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (75), North Carolina (64), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 24, 2006, the Company operated 43 in-store pharmacies and 34 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal specialists. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146, effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in accrued expenses on the condensed consolidated balance sheets as of June 24, 2006 and September 24, 2005.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold. Vendor advertising allowances that represent a reimbursement of specific, identifiable and incremental costs of advertising a vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.

Tax Contingencies

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge may result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax contingencies. The Company’s contingencies are adjusted in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of contingency provisions and changes to contingencies that the Company considers appropriate. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 24, 2006 and June 25, 2005. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 24, 2006 and June 25, 2005, comparable store sales include 192 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005	JUNE 24, 2006	JUNE 25, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.8%	25.3%	24.9%	25.4%
Operating and administrative expenses	19.9%	21.6%	20.6%	21.8%
Rental income, net	0.2%	0.3%	0.2%	0.3%
Income from operations	5.1%	4.0%	4.5%	3.9%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.9%	2.2%	2.0%	2.3%
Income taxes	1.2%	0.7%	1.0%	0.7%
Net income	2.1%	1.2%	1.6%	1.0%

Three Months Ended June 24, 2006 Compared to the Three Months Ended June 25, 2005

Net Sales. Net sales increased $92.5 million or 16.3% to $659.2 million for the three months ended June 24, 2006 from $566.7 million for the three months ended June 25, 2005. Ingles operated 197 stores at June 24, 2006, compared to 195 stores at June 25, 2005. Retail square footage was approximately 9.6 million at June 24, 2006 compared to 9.3 million at June 25, 2005. Sales grew in every department except video, with the largest percentage increases in the gasoline, pharmacy, deli and produce departments. The Company operated 10 additional gasoline and 5 additional pharmacy departments at June 24, 2006 compared to June 25, 2005.

Grocery segment comparable store sales for the same period grew $80.8 million or 15.2%. Sales comparisons for the three-month period were affected by the timing of the Easter holiday. In fiscal 2006, Easter fell in the Company’s third fiscal quarter. In fiscal 2005, Easter related sales were included in the three-month period ended March 26, 2005. The Company estimates that comparable store sales increases are slightly lower at 13.8% for the June 2006 quarter adjusted for the effect of Easter sales.

Fuel price inflation of approximately 32.0% and a 64.7% increase in total gallons sold increased gasoline department sales in the June 2006 three-month period. Excluding gasoline sales, comparable store sales increased $51.2 million, or 10.2% for the three months ended June 24, 2006.

Changes in grocery segment sales for the quarter ended June 24, 2006 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 25, 2005	$539,509
Comparable store sales increase (including gasoline)	80,807
Impact of stores opened in fiscal 2005 and 2006	13,942
Impact of stores closed in fiscal 2005 and 2006	(1,995)
Other	(67)

Total grocery sales for the three months ended June 24, 2006	$632,196

Net sales to outside parties for the Company’s milk processing subsidiary was virtually unchanged at $27.0 million in the June 2006 quarter compared to the June 2005 quarter. Raw milk costs were lower in the June 2006 quarter compared to the June 2005 quarter, which is passed on to the subsidiary’s customers in the pricing of milk products. The decrease in sales due to lower milk costs was offset by an increase in case volume of products sold.

The Company expects continued sales growth in the remainder of fiscal year 2006 based on sales growth experienced thus far in the fourth fiscal quarter, the success of recent promotional activities, and the increase in gasoline gallons sold and per gallon prices throughout the current fiscal year compared to the prior year. The Company’s fourth fiscal quarter will have 14 weeks compared to 13 weeks in the fourth quarter of fiscal 2005.

Gross Profit. Gross profit for the three-month period ended June 24, 2006 increased $20.0 million or 14.0% to $163.1 million, or 24.8% of sales, compared to $143.1 million, or 25.3% of sales, for the three-month period ended June 25, 2005.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2006 quarter due primarily to higher relative sales growth in the gasoline and pharmacy departments. These departments generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.2% for the three months ended June 24, 2006 compared to 26.7% for the same quarter of last fiscal year. Sales growth in higher margin produce and deli departments contributed to the increase.

Gross profit for the Company’s milk processing subsidiary for the June 2006 quarter increased $0.6 million or 11.8% to $5.6 million, or 14.4% of sales, compared to $5.0 million, or 13.1% of sales for the June 2005 quarter. Although sales dollars were somewhat level for the comparative quarters, higher case sales volume during the current fiscal quarter and higher per gallon margins due to favorable raw milk purchase and excess cream sales resulted in an increase in gross profit as a percentage of sales.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of sales line item, while these items are included in operating and administrative expenses by the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $8.7 million or 7.2% to $131.1 million for the three months ended June 24, 2006, from $122.4 million for the three months ended June 25, 2005. As a percentage of sales, operating and administrative expenses decreased to 19.9% for the three months ended June 24, 2006 compared to 21.6% for the three months ended June 25, 2005.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$6.1	(0.4)%
Bank charges	$1.0	0.1%
Store supplies	$0.8	—%
Utilities and fuel	$0.8	(0.1)%
Repairs and maintenance	$0.8	(0.1)%
Insurance	$(0.8)	(0.3)%
Equipment rent expense	$(1.6)	(0.3)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased slightly as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments, such as gasoline.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Utility and fuel expenses increased due to increases in market energy prices.

Repairs and maintenance increased due to the replacement and upgrade of product display and other store fixtures.

Insurance expense decreased as increased employee health insurance costs were offset by favorable claims experience in workers compensation and liability insurance. This favorable experience resulted in decreases to self-insurance liabilities.

Equipment rent expense decreased due to the expiration of operating leases on equipment used in the Company’s distribution facility and in its stores. Much of this equipment was purchased by the Company at the expiration of the lease term.

Rental Income, Net. Rental income, net decreased $0.4 million to $1.4 million for the June 2006 quarter from $1.8 million for the June 2005 quarter due to a decrease in gross rental income and an increase in shopping center expenses.

Other Income, Net. Other income, net decreased $0.2 million to $0.4 million for the three-month period ended June 24, 2006 from $0.6 million for the three-month period ended June 25, 2005. Lower sales of waste paper and packaging accounted for the majority of the decrease.

Interest Expense. Interest expense decreased $0.4 million for the three-month period ended June 24, 2006 to $12.2 million from $12.6 million for the three-month period ended June 25, 2005. Total debt at June 2006 was $555.4 million compared to $579.7 million at June 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.3% in the June 2006 quarter compared to 37.7% in the June 2005 quarter due to lower provisions for state income taxes attributable to recognition of state tax credits.

Net Income. Net income increased $7.2 million or 108.9% for the three-month period ended June 24, 2006 to $13.8 million compared to $6.6 million for the three-month period ended June 25, 2005. Net income, as a percentage of sales, was 2.1% for the June 2006 quarter and 1.2% for the June 2005 quarter. The increase in net income is attributed to increased sales and gross profit, and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $0.59 and $0.57 for the June 2006 quarter compared to $0.29 and $0.27, respectively, for the June 2005 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.54 for the June 2006 quarter compared to $0.26 for the June 2005 quarter.

Nine Months Ended June 24, 2006 Compared to the Nine Months Ended June 25, 2005

Net Sales. Net sales for the nine months ended June 24, 2006 increased 12.2% to $1.89 billion, compared to $1.68 billion for the nine months ended June 25, 2005. Sales grew in every department except video, with the largest percentage increases in the gasoline, pharmacy, deli and produce departments.

Grocery segment comparable store sales for the same period grew $174.0 million or 11.0%. Fuel price inflation of approximately 27.8% and a 55.1% increase in total gallons sold increased gasoline department sales in the June 2006 nine-month period. Excluding gasoline sales, comparable store sales increased $117.2 million, or 7.7% for the nine months ended June 24, 2006.

Changes in grocery segment sales for the nine months ended June 24, 2006 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 25, 2005	$1,601,372
Comparable store sales increase (including gasoline)	173,952
Impact of stores opened in fiscal 2005 and 2006	39,408
Impact of stores closed in fiscal 2005 and 2006	(7,566)
Other	8

Total grocery sales for the nine months ended June 24, 2006	$1,807,174

Net sales to outside parties for the Company’s milk processing subsidiary increased $0.3 million or 0.3% in the June 2006 nine-month period compared to the June 2005 nine-month period. Decreases in the price of raw milk during the fiscal year 2006 period were offset by increased case volume sales compared to the fiscal year 2005 period.

Gross Profit. Gross profit for the nine months ended June 24, 2006 increased $44.1 million or 10.3% to $471.2 million compared to $427.1 million, for the nine months ended June 25, 2005. As a percentage of sales, gross profit decreased to 24.9% for the nine months ended June 24, 2006 from 25.4% for the nine months ended June 25, 2005.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2006 nine month period due primarily to higher sales growth in the gasoline and pharmacy departments. These departments generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.0% for the nine months ended June 24, 2006 compared to 26.7% for the same period of last fiscal year.

Gross profit for the Company’s milk processing subsidiary increased $0.3 million or 2.1% for the June 2006 nine-month period compared to the June 2005 nine-month period. Gross profit dollars and gross profit as a percentage of sales was substantially unchanged over the comparative nine month period as lower per case sales prices were offset by increased case volume and per gallon margins.

Operating and Administrative Expenses. Operating and administrative expenses increased $22.9 million or 6.3% to $389.6 million for the nine months ended June 24, 2006, from $366.7 million for the nine months ended June 25, 2005. As a percentage of sales, operating and administrative expenses decreased to 20.6% for the June 2006 nine-month period from 21.8% for the same period last year.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$14.2	(0.2)%
Utilities and fuel	$2.7	—%
Bank charges	$2.5	0.1%
Store supplies	$2.2	—%
Equipment rent expense	$(3.6)	(0.2)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased slightly as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments, such as gasoline.

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

Rental Income, Net. Rental income, net decreased $0.4 million to $4.0 million in the June 2006 nine-month period from $4.4 million in the June 2005 comparable period due to a decrease in gross rental income and an increase in shopping center expenses.

Other Income, Net. Other income, net was $1.3 million for each of the nine-month periods. During the June 2005 nine month period, gains attributable to the termination of a lease with a former tenant were offset by write-downs of equipment and leaseholds in closed stores.

Interest Expense. Interest expense decreased $1.8 million to $36.7 million for the nine months ended June 24, 2006 from $38.5 million for the nine months ended June 25, 2005, due primarily to $24.3 million of principal debt repayment between June 25, 2005 and June 24, 2006.

Income Taxes. Income tax expense as a percentage of pre-tax income was 38.1% in the June 2006 nine-month period compared to 37.8% in the June 2005 nine-month period due to a larger percentage of income allocated to higher tax jurisdictions.

Net Income. Net income increased $13.9 million or 80.9% for the nine-month period ended June 24, 2006 to $31.1 million compared to $17.2 million for the nine-month period ended June 25, 2005. Net income, as a percentage of sales, was 1.6% for the June 2006 nine-month period and 1.0% for the June 2005 nine-month period. The increase in net income is attributed to increased sales, stable gross margin and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $1.33 and $1.27 for the nine months ended June 2006 compared to $0.75 and $0.71, respectively, for the nine months ended June 2005. Basic and diluted earnings per share for Class B Common Stock were each $1.21 for the nine months ended June 2006 compared to $0.68 of basic and diluted earnings per share for the nine months ended June 2005.

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

Capital expenditures totaled $66.8 million for the nine-month period ended June 24, 2006. Major transactions include the following:

New store	1
Replacement stores	3
Store sites purchased	7
Store closed	1
Fuel stations added	8	(including those added at new or replacement stores)
Pharmacies added, net	3	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, the addition of equipment at the Company’s distribution facility and its milk processing plant, and expenditures for construction of stores to open later in fiscal 2006 and in fiscal 2007.

Ingles’ capital expenditure plans for all of fiscal 2006 include investments of approximately $90 million. For the balance of fiscal 2006, the Company plans to complete one owned remodeled store and purchase three sites for future expansion. Expenditure plans also include the addition of four fuel stations and a pharmacy to existing stores. Further expenditures include investments in stores expected to open in fiscal 2007 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $70 to $80 million going forward in order to maintain a modern store base. The number of projects may fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at June 24, 2006 totaled $8.2 million.

Liquidity

The Company generated net cash from operations of $62.7 million in the June 2006 nine-month period.

Cash used by investing activities for the June 2005 nine-month period totaled $66.2 million comprised primarily of $66.8 million of capital expenditures during the period, partially offset by $0.6 million of proceeds from the sale of assets.

Cash used by financing activities during the June 2006 nine-month period totaled $24.9 million including principal payments on long-term debt of $14.0 million and dividend payments of $11.6 million offset in part by cash received from the exercise of stock options of $0.7 million.

At June 24, 2006, the Company had committed lines of credit with five banks totaling $135 million. No amounts were borrowed under the lines of credit at June 24, 2006; however unused letters of credit totaling $16.7 million reduced the amount available to be drawn under these lines to $118.3 million at June 24, 2006. The lines of credit mature in October and November 2006. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 24, 2006. At the present time, the Company believes existing line of credit arrangements could be renewed at approximately current terms.

The Company has outstanding $349.8 million principal amount of 8 7/8% Senior Subordinated Notes (“the Notes”) maturing in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at June 24, 2006.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 24, 2006, the Company had unencumbered real property and equipment with a net book value of approximately $467 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $88.0 million based on tangible net worth at June 24, 2006. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 24, 2006	JUNE 25, 2005	JUNE 24, 2006	JUNE 25, 2005
All items	5.1%	1.9%	4.3%	2.5%
Food and beverages	1.9%	3.0%	2.2%	2.2%
Energy	23.8%	7.5%	23.3%	7.3%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 24, 2006, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2005. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were not effective in all respects as of the end of the period covered by this report.

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

(b) Changes in Internal Control over Financial Reporting

During prior periods as has been disclosed, the Company has engaged in a number of changes to remediate the above described material weaknesses. Further, subsequent to the filing of the Company’s Form 10-K for fiscal 2005, including the quarter ended June 24, 2006, management has undertaken the following remediation efforts:

•	Conducted ongoing tests of internal controls over financial reporting by outside consultants and by its Internal Audit department that was established earlier this fiscal year.

•	Completed initial training for all Company Vice Presidents and purchasing employees on required controls and documentation for the approval and processing of vendor income transactions. These enhanced controls are currently being tested by the Company’s internal auditors.

•	Established journal entry approval controls and limited access to the Company’s chart of accounts and journal entry processing to achieve appropriate segregation of duties.

•	Segregated vendor master file access from those employees responsible for processing vendor payments. New procedures have been implemented surrounding the documentation and approval of vendor master file changes by originating purchasing departments and the processing of approved master file changes by employees with no payment processing responsibilities. These controls will be tested for effectiveness prior to the end of fiscal 2006.

•	Implemented enhanced controls in the Company’s Information Technology area surrounding the documentation, testing and approval of changes to major application systems. Processes have been developed to better control access to major computer system functions. Initial testing of these control enhancements has taken place, with additional testing to be performed prior to the end of fiscal 2006.

The results of testing conducted thus far in fiscal 2006 have been encouraging and reflect an improved internal control environment when compared to prior years.

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

Shareholder Derivative Claim

On June 15, 2005, a purported shareholder of the Company filed a shareholder derivative suit on behalf of the Company against certain current and former individual members of the Company’s Board of Directors and against the Company as a nominal defendant in the U.S. District Court for the Western District of North Carolina. The suit alleges that the defendant Directors breached their fiduciary duties by failing to implement appropriate internal controls. The suit seeks from the Directors damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain Directors to the Company of salaries and bonuses received by those Directors between 2002 and 2005. The Company’s Board of Directors appointed an independent committee, which retained independent counsel, to review the merits of the suit and recommend action that is in the best interest of the Company. After an investigation, the independent committee concluded that the maintenance of the derivative proceeding was not in the best interest of the Company. On October 10, 2005, the Company filed a motion to dismiss the derivative proceeding and expects a ruling on that motion later this fiscal year. No amount is currently recorded as the outcome of the case is not known and any potential loss is not estimable.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, for all pending legal proceedings and claims would not materially affect the Company’s financial position or the results of its operations.

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

INGLES MARKETS, INCORPORATED

Date: July 31, 2006	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: July 31, 2006	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer