Form 10-K
period 2006-09-30
INGLES MARKETS INC
filed 2006-12-01
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-14706

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 6676, Asheville, NC	28816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (828) 669-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.05 par value Class B Common Stock, $0.05 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act:

None

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    (Check one):    Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 25, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on March 24, 2006, was approximately $213.0 million. As of November 27, 2006, the registrant has 12,183,472 shares of Class A Common Stock outstanding and 12,314,789 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part of 10-K where incorporated
Portions of the registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders	III

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (75), North Carolina (64), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods, including delicatessen sections. In-store pharmacies and on-site fuel centers have been added to some of the Company’s supermarkets to give customers a competitive choice so they do not have to make an additional stop to procure these items. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores include expanded perishable departments featuring organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items to provide a “one-stop” shopping experience. The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $316 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. Typically, new and expanded stores occupy at least 65,000 square feet. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 250 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 54% of the goods the Company sells and the remaining 46% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 79% of the milk products sold by the Company’s supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 69% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue. Beginning in fiscal year 2005, organic milk products were added to the Company’s milk processing and packaging plant offerings for distribution to the Company’s supermarkets and to outside parties.

Ingles believes that real estate ownership allows it to decrease its occupancy costs, maintain flexibility for future store expansion, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets. The Company owns and operates 74 shopping centers, 56 of which contain an Ingles supermarket, and owns 80 additional properties that contain a free-standing Ingles store. The Company also owns eight undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 30, 2006, Mr. Ingle owns or controls approximately 87% of the combined voting power and 49% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. Its Class A Common Stock is traded on The Nasdaq Stock Market’s Global Market under the symbol IMKTA.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on the Company’s website is not a part of and is not incorporated by reference into this report on Form 10-K.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11 “Lines of Business” to the Consolidated Financial Statements of this report on Form 10-K):

	Fiscal Year Ended September
	2006		2005		2004
Revenues from unaffiliated customers:
Grocery sales	$2,501.1	95.3%	$2,164.8	94.6%	$2,030.4	94.4%
Shopping center rentals	12.7	0.5%	13.4	0.6%	13.9	0.6%
Fluid dairy	111.2	4.2%	109.1	4.8%	107.0	5.0%

	$2,625.0	100.0%	$2,287.3	100.0%	$2,151.3	100.0%

Income from operations:
Grocery sales	$104.1	86.4%	$76.1	83.0%	$69.3	80.5%
Shopping center rentals	5.0	4.1%	6.2	6.8%	7.1	8.2%
Fluid dairy	11.5	9.5%	9.4	10.2%	9.7	11.3%

	120.6	100.0%	91.7	100.0%	86.1	100.0%

Other (expense) income, net	(2.7)		2.1		13.6
Interest expense	49.8		50.9		53.7

Income before income taxes	$68.1		$42.9		$46.0

Supermarket Operations

The Company follows the strategy of locating its supermarkets primarily in suburban areas, small towns and rural communities. At September 30, 2006, the Company operated 192 supermarkets under the name “Ingles” and five supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. “Sav Mor” stores are generally located in areas the Company has determined that demographics, target customer base and market potential could not support a full-service Ingles supermarket.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2006	2005	2004	2006	2005	2004
North Carolina	64	63	60	38%	37%	36%
South Carolina	35	35	35	19%	17%	16%
Georgia	75	76	78	34%	35%	37%
Tennessee	20	20	20	9%	10%	10%
Virginia	2	2	2	—	1%	1%
Alabama	1	1	1	—	—	—

	197	197	196	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express.” At September 30, 2006, the Company operated 46 pharmacies and 36 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company also plans to continue to add fuel stations to existing stores based on an assessment of store performance, competition and site availability. The Company caters to the needs of its customers by offering extended hours, self-service checkout and prepaid purchasing cards. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2006	2005	2004	2003	2002
Weighted Average Sales Per Store (000’s) (1)	$12,701	$11,040	$10,302	$9,582	$9,266
Total Square Feet at End of Year (000’s)	9,585	9,468	9,251	9,236	9,000
Average Total Square Feet per Store	48,657	48,058	47,198	46,648	45,454
Average Square Feet of Selling Space per Store (2)	34,060	33,641	33,039	32,654	31,818
Weighted Average Sales per Square Foot of Selling Space (1) (2)	375	331	313	296	294

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and includes gasoline sales.
(2)	Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a comprehensive and satisfying shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. In response to current customer preferences, the Company’s stores now carry a greater proportion of organic perishables. The

Company’s full-service meat departments are generally designed so that customers can see Ingles’ employees at work and so that its butchers are readily accessible to its customers. The Company features only USDA Choice beef, where many of its competitors feature lower grade USDA Select. Many of the Company’s stores offer a wide selection of fresh fish and seafood. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere. During fiscal year 2005, the Company’s fluid dairy plant began producing certified organic milk for sale in the Company’s supermarkets and to non-affiliated customers.

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. To accommodate this strategy, substantially all of the Company’s new and expanded stores cover at least 65,000 square feet. In the Company’s current store designs, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee service are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies increase store traffic and enhance customer perception of a comprehensive and satisfying shopping experience. Most Ingles stores also offer a wide selection of domestic, premium, micro brewery and imported beers and domestic and imported wines. The floral department offers balloons, flowers and plants. The media department features new movie releases, popularly priced computer software, snack items, and self-service photofinishing kiosks, all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders, prepaid gift cards for use in Company stores and fuel stations, send/receive money wires from the customer service department or receive cash back at the check-out counter with a debit card. The Company offers both traditional and self-checkout registers.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli departments and in the meat department to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down café that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken, pizza, lasagna, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles offers bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses and gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items to meet the increasing demands of its customers. Some of the Company’s newer supermarkets contain a “power aisle” that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

The Company operates fuel stations at 36 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel. The Company’s ownership of the majority of its store properties provides additional flexibility in this assessment. During fiscal year 2006, the Company opened its first “iMarket” convenience center on a site with an existing Ingles supermarket. The iMarket includes an 1,100 square foot convenience store, fuel center and laser car wash.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company believes its current sales of proprietary brands represent a lower percentage of sales compared to many of it competitors. The Company currently carries three private label lines: “Laura Lynn,” its primary line named after the founder’s daughter, “Ingles Best” and “Harvest Farms.” Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers’ cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. Ingles introduced its Ingles Advantage Savings and Reward Card (the “Card”) at the beginning of fiscal 2004. The Card program is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns to facilitate marketing directly to customer needs. For fiscal year 2006, approximately 75% of total grocery sales were made to customers with the Card.

Purchasing and Distribution

The Company supplies approximately 54% of its supermarkets’ inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 11% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $229 million in fiscal 2006, $214 million in fiscal 2005 and $212 million in fiscal 2004. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $37 million in fiscal 2006, $35 million in fiscal 2005 and $37 million in fiscal 2004. The Company has a fee arrangement with MDI for items it purchases from MDI, based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 30, 2006, which equals 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 35% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 108 tractors and 423 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores of continuously updated designs, (ii) the replacement or complete remodeling and expansion of existing stores and (iii) minor remodels of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand an increasingly diverse product offering.

The Company is focused primarily on developing owned stores rather than leased stores. Management believes that owning stores rather than leasing them provides the Company with lower all-in occupancy costs and the flexibility over the long-term to expand its stores further, if needed. The construction of new stores is closely monitored and controlled by the Company. The Company hires independent contractors to construct its supermarkets from its continuously updated designs.

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its “quality image” merchandising strategy. The Company decides to complete a major remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A major remodel and expansion provides the quality of facilities and product offerings identical to that of a new store, capitalizing upon the existing customer base. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location for its customers and is more economical.

The Company completes minor remodels in existing stores that management believes provide ample size and facilities to support the local customer base but require merchandising and operational improvements. In a minor remodel, the Company will also make cosmetic changes to give the store a new look and feel. Minor remodels generally include repainting, remodeling and upgrading of the lighting throughout the store. Additionally, the Company refurbishes existing equipment and adds selected new equipment in the remodeling process. As part of a minor remodel, the Company remerchandises the store including the broadening of product and service offerings.

When the Company remodels, expands or relocates an existing store, it uses that opportunity to retrain the employees of that store and reemphasize customer service.

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores.

	2006	2005	2004	2003	2002
Number of Stores:
Opened (1)	1	4	2	4	0
Closed (1)	1	3	4	4	5
Major remodels and replacements	3	2	3	4	3
Minor remodels	0	0	2	3	10
Stores open at end of period	197	197	196	198	198
Size of Stores:
Less than 30,000 sq. ft.	16	15	16	16	18
30,000 up to 41,999 sq. ft.	48	52	53	55	58
42,000 up to 51,999 sq. ft.	31	31	32	34	35
At least 52,000 sq. ft.	102	99	95	93	87
Average store size (sq. ft.)	48,657	48,058	47,198	46,648	45,454

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community the store is located in and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion, LLC., The Kroger Co., Inc., Publix Supermarkets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Also, the consumer trend of eating out has made restaurants another significant competitor for food dollars.

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

The Company supports its quality image by carrying high quality perishable items. One major quality advantage of the Company is that it offers its customers only USDA Choice beef cut by butchers located in the stores. Many of Ingles’ competitors feature lower grade USDA Select beef and do not have butchers located in their stores. The Company has expanded its offering of certified organic products to include organic dairy, perishable and frozen items. The Company also carries a wide variety of produce, quality private label brands plus a variety of popular national and regional brands.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in our market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Employees and Labor Relations

At September 30, 2006, the Company had approximately 16,100 employees, of which 91% are supermarket personnel. Approximately 52% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for the trade and service marks are: “Ingles”—December 9, 2015, “Laura Lynn”—March 13, 2014, “Land O’ Sky”—April 17, 2010 and “You get a lot more. You pay a lot less.” —March 24, 2007. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has six pending applications for additional trademarks or service marks.

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

Item 1A. RISK FACTORS

The Company’s expansion and renovation plans may not be successful which may adversely affect its business and financial condition due to the capital expenditures and management resources required to carry out its plans.

The Company has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of its expansion and renovation plans. These plans, if implemented, may not be successful and may not improve operating results and may have an adverse effect on cash flow due to the significant amount of capital invested.

The Company’s new, relocated and remodeled stores may initially operate at a loss, depending on factors such as prevailing competition, development cost, and its market position in the surrounding community. The level of sales and profit margins in the Company’s existing stores may not be duplicated in its new stores which could have an adverse affect on the Company’s business and financial condition.

The Company’s warehouse and distribution center, as well as all of its stores, are concentrated in the Southeastern United States, which makes the Company vulnerable to economic downturns, natural disasters and other adverse conditions or other catastrophic events in this region.

The Company operates in the Southeastern United States, with a strong concentration in Georgia, North Carolina, South Carolina and Tennessee. The Company’s headquarters, warehouse and distribution center are located in North Carolina and all of its stores are located in the Southeast region. As a result, the Company’s business is more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population.

The Company’s principal stockholder, Robert P. Ingle, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring shareholder approval.

Mr. Ingle’s share ownership represents approximately 87% of the combined voting power of all classes of the Company’s capital stock. As a result, Mr. Ingle has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, three of the Company’s nine directors are members of the Ingle family.

Various aspects of the Company’s business are subject to federal, state and local laws and regulations. The Company’s compliance with these regulations may require additional capital expenditures and could adversely affect the Company’s ability to conduct its business as planned.

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. The Company’s ownership and development of real estate and operation of gas stations may subject it to liability under state and federal environmental laws. Employers are also subject to law governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect its business, financial condition or results of operations.

The Company is affected by certain operating costs which could increase or fluctuate considerably.

The Company depends on qualified employees to operate its stores and may be affected by future tight labor markets. Moreover, all of the Company’s stores are located in the Southeastern United States which has recently experienced lower average unemployment rates than other parts of the country making it more difficult for the Company to attract and retain qualified employees. A shortage of qualified employees could require the Company to enhance its wage and benefit package in order to better compete for and retain qualified employees, and the Company may not be able to recover these increased labor costs through price increases charged to customers, which could significantly increase its operating costs.

Fluctuating fuel costs adversely affect the Company’s operating costs in that the Company requires fuel for its fleet of tractors and trailers which distribute goods from the Company’s distribution facility and for its fluid dairy operations. In addition, operations at the Company’s stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate the stores and the influence of petroleum costs on plastic bags and wraps. Finally, interchange fees charged to the Company for accepting debit and credit cards have increased substantially and may continue to increase as more customer transactions are settled with debit and credit cards.

The Company’s industry is highly competitive. If the Company is unable to compete effectively, its financial condition and results of operations could be materially affected.

The supermarket industry will remain highly competitive and will be characterized by industry consolidation, continued competition from supercenters, and the development of smaller, more specialized stores. Furthermore, some of the Company’s competitors have greater financial resources and could use these financial resources to take measures, such as altering product mix or reducing prices, which could adversely affect the Company’s competitive position.

The Company also faces increasing competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home. In addition, certain of the Company’s stores also compete with local video stores, florists, book stores, pharmacies and gas stations.

The Company has, and expects to continue to have, a significant amount of debt.

At September 30, 2006 the Company had total debt of $556.3 million. A significant potion of the Company’s cash flow is used to service indebtedness. At September 30, 2006 debt totaling $207.0 million was secured by real estate and equipment owned by the Company. This could limit the Company’s ability to dispose of mortgaged property without payment of the associated debt.

The Company expects to incur additional debt to support its growth and expansion plans. There can be no assurances that sources of financing will be available to the Company on acceptable terms or that new and expanded stores will generate sufficient cash flow to service any additional debt.

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 74 shopping centers, 56 of which contain an Ingles supermarket, and owns 80 additional properties that contain a free-standing Ingles store. The Company also owns eight undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2006, the Company spent $18.4 million for the purchase of land. There were no significant real estate sales in fiscal 2006.

The shopping centers owned by the Company contain an aggregate of 5.9 million square feet of leasable space, of which 2.6 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, a number of drug store and retailer tenants have relocated to stand alone spaces. Finally, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products. A breakdown by size of the shopping centers operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	21
50,000 – 100,000 square feet	32
More than 100,000 square feet	21

Total	74

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns an 116,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 11.5 acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 61 locations leased from various unaffiliated third parties. The Company also leases 18 supermarket facilities in which it is not currently operating, eight of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $8.18 per square foot. During fiscal years 2006, 2005 and 2004, the Company paid a total of $16.5 million, $17.4 million and $18.8 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 30, 2006, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2006-2021	6
2021-2040	11
2041 or after	62

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3. LEGAL PROCEEDINGS

Settlement of Securities and Exchange Commission Investigation

In April 2006, the Company reached a settlement agreement with the Securities and Exchange Commission (“the SEC”) resolving a civil complaint against the Company in connection with the previously disclosed private investigation regarding certain vendor contracts entered into in fiscal years 2002 and 2003 and certain internal control accounting issues.

The settlement does not require the Company to pay a monetary penalty. The Company settled the SEC’s charges without admitting or denying the SEC’s allegations. Under the settlement, the Company has consented to the entry of injunctions against future violations of certain provisions of Federal securities laws.

Shareholder Derivative Claim

On June 15, 2005, a purported shareholder of the Company filed a shareholder derivative suit on behalf of the Company against certain current and former individual members of the Company’s Board of Directors and against the Company as a nominal defendant in the U.S. District Court for the Western District of North Carolina. The suit alleged that the defendant Directors breached their fiduciary duties by failing to implement appropriate internal controls. The suit sought from the Directors damages in an unspecified amount allegedly sustained by the Company, as well as disgorgement by certain Directors to the Company of salaries and bonuses received by those Directors between 2002 and 2005. The Company’s Board of Directors appointed an independent committee, which retained independent counsel, to review the merits of the suit and recommend action that is in the best interest of the Company. After an investigation, the independent committee concluded that the maintenance of the derivative proceeding was not in the best interest of the Company. On October 10, 2005, the Company filed a motion to dismiss the derivative proceeding. On October 11, 2006, the Company’s motion was granted and the proceeding was dismissed with prejudice. The deadline for appeal by the plaintiff has passed.

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

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s Global Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.

As of November 27, 2006, there were approximately 773 holders of record of the Company’s Class A Common Stock and 177 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2006 Fiscal Year	High	Low
First Quarter (ended December 24, 2005)	$17.30	$15.01
Second Quarter (ended March 25, 2006)	$17.44	$15.23
Third Quarter (ended June 24, 2006)	$18.55	$16.30
Fourth Quarter (ended September 30, 2006)	$27.07	$16.59

2005 Fiscal Year	High	Low
First Quarter (ended December 25, 2004)	$13.35	$11.98
Second Quarter (ended March 26, 2005)	$13.75	$11.99
Third Quarter (ended June 25, 2005)	$13.62	$12.20
Fourth Quarter (ended September 24, 2005)	$16.00	$13.38

On November 27, 2006, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s Global Market was $28.30 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-six fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2006 and fiscal 2005 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 26, 2006 to common stockholders of record on October 12, 2006.

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

Equity Compensation Plan Information

The following table provides information as of September 30, 2006 with respect to the Company’s shares of Class A Common Stock that may be issued under its existing equity compensation plans.

Plan Category	(a) Number of Common Shares to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Common Shares Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Common Shares Reflected in Column (a))
Equity compensation plans approved by stockholders (1)	18,000	$11.94	5,861,480

(1)	All shares relate to the Amended and Restated Non-qualified 1997 Stock Option Plan.

The Company does not have any equity compensation plans not approved by its stockholders.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s consolidated financial statements. The information should be read in conjunction with the information under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION” and in the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein.

Selected Income Statement Data for the Year Ended September

	2006	2005	2004	2003	2002
	(in thousands except per share amounts)
Net Sales	$2,612,233	$2,273,941	$2,137,426	$1,991,093	$1,960,462
Net Income	42,582	26,570	28,752	17,018	12,496
Diluted Earnings per Common Share (1)
Class A	$1.74	$1.10	$1.22	$0.74	$0.54
Class B	1.66	1.05	1.17	0.71	0.53
Cash Dividends per Common Share (1)
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

Selected Balance Sheet Data at September

	2006	2005	2004	2003	2002
	(in thousands)
Current Assets	$285,818	$304,457	$313,539	$320,271	$278,521
Property and Equipment, net	771,628	744,162	738,219	739,023	721,533
Total Assets	1,074,974	1,066,005	1,063,687	1,075,450	1,013,813
Current Liabilities, including Current Portion of Long-Term Debt	218,861	200,876	188,741	187,659	186,545
Long-Term Liabilities, net of Current Portion (2)	528,767	557,035	572,843	611,532	559,691
Stockholders’ Equity	304,673	276,849	261,217	236,595	231,567

(1)	The Company has determined that, under Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the two-class method of computing earnings per share is required. Prior periods have been restated to reflect this change.
(2)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (75), North Carolina (64), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of September 30, 2006, the Company operates 46 in-store pharmacies and 36 fuel centers.

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

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in accrued expenses on the consolidated balance sheet.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $92.7 million, $89.3 million, and $75.0 million for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.8 million, $8.7 million, and $9.1 million for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures.

Similarly, we are not able to assess the impact of vendor advertising allowances on creating additional revenues, as such allowances do not directly generate revenue for our stores.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The consolidated statement of income for the fiscal year ended September 30, 2006 includes 53 weeks of operations. The consolidated statements of income for the fiscal years ended September 24, 2005 and September 25, 2004, each include 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $316 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 30, 2006 and September 24, 2005 comparable store sales include 192 stores. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 139,000 and 64,000 for the fiscal years ended September 30, 2006 and September 24, 2005, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Gross profit	25.0	25.8	26.1
Operating and administrative expenses	20.6	22.0	22.4
Rental income, net	0.2	0.2	0.3
Income from operations	4.6	4.0	4.0
Other (expense) income, net	(0.1)	0.1	0.6
Interest expense	1.9	2.2	2.5
Income before income taxes	2.6	1.9	2.1
Income taxes	1.0	0.7	0.8
Net income	1.6	1.2	1.3

Fiscal Year Ended September 30, 2006 Compared to the Fiscal Year Ended September 24, 2005

The Company achieved record sales, gross profit and net income for the fiscal year ended September 30, 2006. The predominant factor was increased sales. The sales increase encompassed most of the Company’s departments and included increases in comparable store sales, customer visits and average purchase per visit. Operating and administrative expense increases were controlled, resulting in improved cost leverage and additional operating income.

Net Sales. Fiscal 2006 was the 42nd consecutive year Ingles achieved an increase in net sales. Net sales increased 14.9% to $2.612 billion for the fiscal year ended September 30, 2006 from $2.274 billion for the fiscal year ended September 24, 2005. Excluding gasoline sales, sales increased $231.5 million or 10.7% for the fiscal year ended September 30, 2006. Fiscal 2006 contained 53 weeks compared to 52 weeks in fiscal 2005. Adjusted for the difference in weeks, net sales increased 12.8%.

Grocery segment comparable store sales increased $252.7 million or 11.6% for the same period. Fuel price inflation of approximately 23.2% and a 66.6% increase in total gallons sold increased gasoline department sales. Excluding gasoline sales, comparable store sales increased $164.7 million or 7.9% for the fiscal year ended September 30, 2006. During fiscal 2006, Ingles opened one new store, closed one older store and completed three replacement stores. Retail square footage increased 1.2% to 9.6 million square feet at September 30, 2006 compared to 9.5 million square feet at September 24, 2005.

Changes in grocery segment sales for the fiscal year ended September 30, 2006 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 24, 2005	$2,164,834
Comparable store sales increase (including gasoline)	252,702
Impact of stores opened in fiscal 2005 and 2006	49,885
Impact of stores closed in fiscal 2005 and 2006	(9,385)
Other, including effect of 53rd week in fiscal 2006	42,967

Total grocery sales for the fiscal year ended September 30, 2006	$2,501,003

Net grocery segment sales increased by more than 10% in eight of the Company’s ten product categories, with the largest increases in gasoline, pharmacy, deli and produce. In general, net sales increases were driven by effective promotions, service execution and a favorable competitive environment as a result of certain competitors closing stores in the Company’s market area. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. Ingles introduced The Ingles Advantage Savings and Rewards Card (the “Card”) on the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the continued success of the Card program, as approximately 75% of grocery segment sales are to Advantage cardholders. Information obtained from Advantage cardholders assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased 1.9% to $111.2 million for fiscal year 2006 compared to $109.1 million for fiscal year 2005. Decreases in the price of raw milk during fiscal 2006 were offset by increased case volume sales compared to fiscal 2005.

The Company expects slower sales growth in the upcoming fiscal year compared to the sales growth experienced in fiscal 2006. We anticipate increased competition in certain of the Company’s markets that could affect sales growth in the shorter-term. In addition, the per-gallon retail price of gasoline has decreased recently and could stay below the record high levels reached during fiscal 2006. While the Company anticipates growth in the number of gallons sold, the overall effect on gasoline sales in dollars could be mixed. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and convenience-oriented products will also drive sales growth.

Gross Profit. Gross profit for the fiscal year ended September 30, 2006, increased $66.5 million or 11.4% to $652.2 million, or 25.0% of sales, compared to $585.7 million, or 25.8% of sales, for the fiscal year ended September 24, 2005.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for fiscal 2006 primarily due to higher sales growth in the gasoline and pharmacy departments. These departments generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.0% for both fiscal year 2006 and fiscal year 2005.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Grocery segment shipping, handling and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, costs of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $36.4 million or 7.3% to $536.6 million for the year ended September 30, 2006, from $500.2 million for the year ended September 24, 2005. As a percentage of sales, operating and administrative expenses decreased to 20.6% for the fiscal year ended September 30, 2006, compared to 22.0% for the fiscal year ended September 24, 2005. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$22.4	(0.32)%
Equipment rent expense	$(5.1)	(0.24)%
Utilities	$3.6	(0.07)%
Bank charges	$3.3	0.06%
Store Supplies	$3.2	0.01%
Repairs and maintenance	$3.2	(0.03)%
Depreciation and amortization	$2.6	(0.16)%
Professional fees	$(2.0)	(0.12)%

Salaries and wages increased in dollars due to the addition of labor hours required for the increased sales volume, but decreased as a percentage of sales due to increases in store traffic and average purchase and the allocation of management salaries over higher sales dollars.

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

Depreciation expense increased due to higher overall capital expenditures in fiscal 2006 following a lower than customary level of capital expenditures in fiscal 2005.

Professional fees decreased following the conclusion of the previously disclosed internal investigation and settlement the Securities and Exchange Commission (the “Commission”) investigation. Additional decreases were attributable to the absence of costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2005.

Rental Income, Net. Rental income, net decreased $1.2 million to $5.0 million for the 2006 year from $6.2 million for the 2005 year. Gross rental income decreased $0.7 million, while shopping center expenses increased $0.3 million for the period. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, a number of drug store and retailer tenants have relocated to stand alone spaces. Finally, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products.

Other (Expense) Income, Net. Other (expense) income, net decreased $4.8 million to a net expense of $2.7 million for the year ended September 30, 2006 from net other income of $2.1 million for the year ended September 24, 2005. During fiscal year 2006 the Company realized a loss of approximately $4.5 million on shopping center and store assets that were demolished or otherwise taken out of service in conjunction with the Company’s store relocation, closing and remodeling activities. There were no significant real estate sales in fiscal years 2006 or 2005.

Interest Expense. Interest expense decreased $1.1 million for the year ended September 30, 2006 to $49.8 million from $50.9 million for the year ended September 24, 2005, due primarily to the repayment of $16.2 million of principal debt during fiscal year 2006. Total debt at September 30, 2006 was $556.3 million compared to $569.4 million at September 24, 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.5% for the 2006 fiscal year compared to 38.0% for the 2005 fiscal year due to lower state income tax provisions in fiscal year 2006.

Net Income. Net income increased $16.0 million or 60.3% for the fiscal year ended September 30, 2006 to $42.6 million from $26.6 million for the fiscal year ended September 24, 2005. Fiscal 2006 net income is the highest in the Company’s 42 year history. The increase in net income is attributed to increased sales, stable gross margin and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $1.82 and $1.74 for the fiscal year ended September 30, 2006 compared to $1.15 and $1.10, respectively, for the fiscal year ended September 24, 2005. Basic and diluted earnings per share for Class B Common Stock were each $1.66 for the fiscal year ended September 30, 2006 compared to $1.05 of basic and diluted earnings per share for the fiscal year ended September 24, 2005.

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

Net Sales. Fiscal 2005 was the 41st consecutive year Ingles achieved an increase in net sales. Net sales increased 6.4% to $2.274 billion for the fiscal year ended September 24, 2005 from $2.137 billion for the fiscal year ended September 25, 2004. Excluding gasoline sales, sales increased $83.4 million or 4.0% for the fiscal year ended September 24, 2005.

Grocery segment comparable store sales increased $122.1 million or 6.1% for the same period. Excluding gasoline sales, comparable store sales increased $76.3 million or 3.9% for the fiscal year ended September 24, 2005. During fiscal 2005, Ingles opened four new stores, closed three older stores and completed two major remodel/expansions. Retail square footage increased 2% to 9.5 million square feet at September 24, 2005 compared to 9.3 million square feet at September 25, 2004.

Changes in grocery segment sales for the fiscal year ended September 24, 2005 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 25, 2004	$2,030,459
Comparable store sales increase (including gasoline)	122,141
Impact of stores opened in fiscal 2004 and 2005	26,685
Impact of stores closed in fiscal 2004 and 2005	(10,377)
Other	(4,074)

Total grocery sales for the fiscal year ended September 24, 2005	$2,164,834

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

Gross Profit. Gross profit for the fiscal year ended September 24, 2005, increased $27.1 million or 4.9% to $585.7 million, or 25.8% of sales, compared to $558.6 million, or 26.1% of sales, for the fiscal year ended September 25, 2004. Gross profit as a percentage of sales was affected by higher sales growth in lower margin gasoline and pharmacy departments. The overall decline in gross profit margin was partially offset by increased sales and gross profit margins in the higher margin perishable departments. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.0% for fiscal year 2005 and 26.4% for fiscal year 2004.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. Grocery segment shipping, handling and other costs of the Company’s distribution network are included in operating and administrative expenses. The milk processing segment is a manufacturing process. Therefore, costs of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $20.6 million or 4.3% to $500.2 million for the year ended September 24, 2005, from $479.6 million for the year ended September 25, 2004. As a percentage of sales, operating and administrative expenses decreased to 22.0% for the fiscal year ended September 24, 2005, compared to 22.4% for the fiscal year ended September 25, 2004. A variety of factors contributed to the dollar increase.

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

Professional fees increased due to $2.8 million of costs incurred in connection with the previously disclosed internal investigation and the Commission investigation. Additional increases were attributable to the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

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

Other Income, Net. Other income, net decreased $11.6 million to $2.1 million for the year ended September 24, 2005 from $13.7 million for the year ended September 25, 2004. Fiscal year 2004 results include net gains on the disposals of property and equipment totaling $11.8 million, including gains of $8.2 million on the sale of two shopping centers that did not contain an Ingles store, gains of $2.3 million from the sale of five outparcels adjacent to Ingles operating properties, a gain of $1.9 million from the sale of one undeveloped tract of land and a loss of $0.4 million due to the partial loss of tenant property in a shopping center due to fire. There were no significant real estate sales in fiscal year 2005.

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

Net Income. Net income decreased $2.2 million or 7.6% for the fiscal year ended September 24, 2005 to $26.6 million from $28.8 million for the fiscal year ended September 25, 2004. Comparing fiscal year 2005 to fiscal year 2004, income from operations increased $5.6 million and interest expense decreased $2.8 million, offset by $11.8 million of gains on sale of real estate in fiscal 2004. Net income, as a percentage of sales, was 1.2% for the fiscal 2005 period compared to 1.3% for the fiscal 2004 period. Basic and diluted earnings per share for Class A Common Stock were $1.15 and $1.10 for the fiscal year ended September 24, 2005 compared to $1.28 and $1.22, respectively, for the fiscal year ended September 25, 2004. Basic and diluted earnings per share for Class B Common Stock were each $1.05 for the fiscal year ended September 24, 2005 compared to $1.17 of basic and diluted earnings per share for the fiscal year ended September 25, 2004.

Liquidity and Capital Resources

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, the relocation of selected existing stores to larger, more convenient locations and the completion of minor remodeling of its remaining existing stores.

Capital expenditures totaled $94.3 million and $59.9 million for fiscal years 2006 and 2005, respectively. Major capital expenditures include the following:

	2006	2005
New stores	1	4
Replacement/remodeled stores	3	2
Store sites/land parcels purchased	11	3
Stores closed	1	3
Fuel stations added	10	5	(including those added at new or replacement stores)
Pharmacies added, net	5	5	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2007 include investments of approximately $100 million. The Company plans to open four new or replacement stores, remodel four stores and add fuel stations at 15 existing stores. Expenditures will also include investments in stores expected to open in fiscal 2008 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $90 to $100 million going forward in order to maintain a modern store base. In general, the Company is increasing the average size of stores being built to a range of 65,000 square feet to 80,000 square feet. This can effect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at September 30, 2006 totaled $15.6 million.

Liquidity

The Company generated $88.1 million of cash from operations in fiscal 2006.

Cash used by investing activities totaled $93.3 million comprised of $94.3 million of capital expenditures during fiscal 2006, partially offset by $1.0 million of proceeds from the sale of assets.

During fiscal year 2006, the Company’s financing activities used $27.9 million in cash, including principal payments on long-term debt of $17.1 million and dividend payments of $15.4 million, offset in part by net borrowings under lines of credit of $3.9 million and cash received from the exercise of stock options of $0.7 million.

At September 30, 2006, the Company had committed lines of credit with five banks totaling $135.0 million. $3.9 million was borrowed under the lines of credit at September 30, 2006. Letters of credit totaling $16.6 million reduced the amount available to be drawn under these lines to $114.5 million at September 30, 2006. The lines of credit matured in October and November 2006 and were renewed on similar terms to mature between October 2007 and October 2009. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 30, 2006.

At September 30, 2006, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants related to, among other things, the incurrence of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at September 30, 2006.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 30, 2006, the Company had unencumbered real property and equipment with a net book value of approximately $479.7 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 30, 2006.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lines of credit	$556,315	$33,666	$67,678	$46,578	$408,393
Scheduled interest on long-term debt	230,899	47,868	84,939	77,784	20,308
Upfront vendor allowances	5,613	2,483	3,130	—	—
Operating leases	177,154	17,741	32,550	21,567	105,296
Construction commitments	15,612	15,612	—	—	—

Total	$985,593	$117,370	$188,297	$145,929	$533,997

Amounts available to the Company under commercial commitments as of September 30, 2006, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$114,468	$(10,687)	$125,155	—	—
Letters of credit-standby	16,587	10,687	5,900	—	—

Potential commercial commitments	$131,055	—	$131,055	—	—

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $96.0 million based on tangible net worth at

September 30, 2006. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Twelve Months Ended
	September 30, 2006	September 24, 2005
All items	2.1%	4.3%
Food and beverages	2.6%	2.2%
Energy	(4.3)%	29.5%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements.

Outlook and Trends in the Company’s Markets

While the Company is pleased with its 2006 results, the Company continually assesses and develops its business model to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•	The supermarket industry will remain highly competitive and will be characterized by industry consolidation, continued competition from supercenters, and the development of smaller, more specialized stores;

•	The popularity of and trend toward natural and organic products, prepared foods and home meal replacements will continue;

•	High petroleum costs will continue to put pressure on utility and distribution costs and will influence the cost of supplies such as plastic bags and wraps; and

•	Bank charges will continue to increase as more customer transactions will be settled with debit and credit cards. Interchange fees charged to retailers, such as the Company, have been increasing. The Company does not know if this trend will continue and the impact it will have on our costs.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance, (excluding the effect of gasoline sales) and will carefully monitor its product mix and customer trends using information obtained from the loyalty card program. In addition, the Company believes the following plans and business-specific trends will have an impact on its business during its next fiscal year:

•	The Company plans to incorporate pharmacies and fuel stations in new and existing stores and in store expansions and relocations whenever possible; the Company believes that fuel stations and pharmacies increase supermarket sales and are consistent with our “one-stop” shopping experience;

•	The Company will focus on decreasing operating expenses as a percentage of sales by leveraging sales growth and increasing the average size of its stores;

•	The Company expects professional fees to decrease following the conclusion of previously disclosed investigations and the initial implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002; and

•	Changes in market interest rates and equity markets could affect the timing and type of financings the Company seeks in the future.

Forward Looking Statements

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include: business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board (FASB).

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 30, 2006 and September 24, 2005, respectively (in thousands):

September 30, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Lines of credit	$3,945	—	—	—	—	—	$3,945	$3,945
Average interest rate (variable)	6.82%	—	—	—	—	—	6.82%
Long-term debt	$29,721	$58,261	$9,417	$10,352	$36,226	$408,393	$552,370	$574,948
Average interest rate (fixed)	8.69%	8.10%	9.50%	9.50%	8.51%	8.94%	8.83%

September 24, 2005	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average interest rate (variable)	—	—	—	—	—	—	—
Long-term debt	$16,413	$30,335	$53,119	$10,057	$10,992	$448,512	$569,428	$589,069
Average interest rate (fixed)	8.44%	8.61%	8.05%	9.20%	9.22%	8.87%	8.78%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2006, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 30, 2006 using the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (or the COSO criteria).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 30, 2006, the Company maintained effective internal control over financial reporting based on the criteria in the COSO framework.

Attestation Report of Independent Registered Public Accounting Firm

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing on page 36, of this report.

The following consolidated financial statements of the Company are included on pages 35 through 58 of this report on Form 10-K:

Report of Independent Registered Public Accounting Firm on Financial Statements;

Report of Independent Registered Public Accounting Firm on Internal Controls;

Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005;

Consolidated Statements of Income for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2006, the end of the period covered by this report.

Based on our evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management’s annual report on internal control over financial reporting is included with the financial statements set forth in Item 8 of this annual report on Form 10-K and is incorporated herein by reference.

(c)	Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2006 management completed its testing of internal controls over financial reporting and finalized the remediation of all material weaknesses identified as of the end of fiscal 2005.

Significant changes to internal controls over financial reporting were made during fiscal 2006, including during the fourth quarter of fiscal 2006, to address previously identified material weaknesses, including:

•	Established an internal audit department to coordinate the remediation of identified control deficiencies and perform ongoing tests of internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

•	Improved computer access controls by removing access that is not necessary for an associate’s primary job function and documenting proper change control procedures.

•	Implemented new policies and procedures surrounding the negotiation, approval or processing of vendor income transactions. Mandatory training was conducted for all Company Vice Presidents, buyers and accounting staff whose duties involve vendor income transactions.

•	Established journal entry approval controls and limited access to the Company’s chart of accounts and journal entry processing to achieve appropriate segregation of duties.

•	Segregated vendor master file access from those employees responsible for processing vendor payments. New procedures have been implemented surrounding the documentation and approval of vendor master file changes by originating purchasing departments and the processing of approved master file changes by employees with no payment processing responsibilities.

•	Implemented enhanced controls in the Company’s Information Technology area surrounding the documentation, testing and approval of changes to major application systems. Processes have been developed to better control access to major computer system functions.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item is incorporated herein by reference from the data under the heading “ELECTION OF DIRECTORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 annual meeting of stockholders, to be filed with the Commission.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from the data under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 annual meeting of stockholders, to be filed with the Commission.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference from the data under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 annual meeting of stockholders, to be filed with the Commission.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference from the data under the headings “ELECTION OF DIRECTORS—Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 annual meeting of stockholders, to be filed with the Commission.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference form the data under the heading “RELATIONSHIP WITH INDEPENDENT AUDITORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2007 annual meeting of stockholders, to be filed with the Commission.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this 10-K:

Consolidated Balance Sheets as of September 30, 2006 and September 24, 2005;

Consolidated Statements of Income for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

Consolidated Statements of Cash Flows for the years ended September 30, 2006, September 24, 2005, and September 25, 2004;

Notes to Consolidated Financial Statements.

2. The following financial statement schedule of the Registrant required by Item 8 and Item 15(d) of Form 10-K is included as page 59 of this report:

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

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated, as amended. (Included as Exhibit 3.1 to Registrant’s S-1 Registration Statement, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference.)

3.2	By-laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated. (Included as Exhibit 3.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

3.4	Amendment to By-Laws of Ingles Markets, Incorporated. (Included as Exhibit 3.2.1 to Registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.1	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of Articles of Incorporation, as amended and By-laws of Registrant defining rights of holders of capital stock of Registrant.

4.2	Loan Agreement between the Registrant and Metropolitan Life Insurance Company dated March 21, 1990. (Included as Exhibit 19 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.3	Indenture dated December 11, 2001 between the Registrant and U.S. Bank, N.A., as trustee, relating to the Registrant’s 8 7/8% Senior Subordinated Notes due 2011. (Included as Exhibit 4.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

4.4	Form of the Registrant’s 8 7/8% Senior Subordinated Note due 2011. (Included as Exhibit 4.4 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No.
0-14706, previously filed with the Commission and incorporated herein by this reference.)

10.1	Amended and Restated 1997 Nonqualified Stock Option Plan. (Included as Exhibit 4.1 to Registrant’s S-8 Registration Statement, File No. 333-88310, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.2	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002. (Included as Exhibit 10.11 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.3	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan. (Included as Exhibit 10.3 to Registrant’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, File No. 0-14706, previously filed with the Commission and incorporated herein by reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.4	Separation Agreement between the Registrant and Anthony Federico dated February 29, 2004. (Included as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.5	Ingles Markets, Incorporated Non-qualified Plan. (Included as Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference.)

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 30, 2006 and September 24, 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ingles Markets, Incorporated’s internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 22, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting included at Item 8, that Ingles Markets, Incorporated maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Ingles Markets, Incorporated maintained effective internal control over financial reporting as of September 30, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ingles Markets, Incorporated as of September 30, 2006 and September 24, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006 of Ingles Markets, Incorporated and our report dated November 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 22, 2006

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$17,540,306	$50,626,448
Receivables (less allowance for doubtful accounts of $845,347—2006 and $817,911—2005)	43,593,653	39,078,497
Inventories	215,368,516	204,112,923
Other	9,315,413	10,639,118

Total current assets	285,817,888	304,456,986
PROPERTY AND EQUIPMENT:
Land	213,171,026	194,836,101
Construction in progress	16,178,169	14,103,002
Buildings	586,138,706	558,873,733
Store, office and warehouse equipment	476,070,490	457,777,476
Transportation equipment	24,579,233	21,630,219
Leasehold improvements	63,819,224	66,664,582

Total	1,379,956,848	1,313,885,113
Less accumulated depreciation and amortization	608,328,977	569,722,639

Property and equipment—net	771,627,871	744,162,474
OTHER ASSETS	17,527,783	17,385,090

TOTAL ASSETS	$1,074,973,542	$1,066,004,550

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$33,665,969	$16,413,158
Accounts payable—trade	112,269,275	112,572,461
Accrued expenses and current portion of other long-term liabilities	72,925,571	71,889,978

Total current liabilities	218,860,815	200,875,597
DEFERRED INCOME TAXES	22,672,578	31,245,578
LONG-TERM DEBT	522,649,069	553,014,945
OTHER LONG-TERM LIABILITIES	6,118,193	4,019,767

Total liabilities	770,300,655	789,155,887

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,176,485 shares in 2006, 12,080,718 shares in 2005	608,824	604,036
Class B, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,321,774 shares in 2006, 12,364,991 shares in 2005	616,089	618,250
Paid-in capital in excess of par value	117,911,423	117,259,716
Retained earnings	185,536,551	158,366,661

Total stockholders’ equity	304,672,887	276,848,663

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,074,973,542	$1,066,004,550

See notes to consolidated financial statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 30, 2006,

SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

	2006	2005	2004
Net sales	$2,612,233,120	$2,273,941,369	$2,137,425,503
Cost of goods sold	1,960,038,864	1,688,242,056	1,578,800,052

Gross profit	652,194,256	585,699,313	558,625,451
Operating and administrative expenses	536,614,750	500,217,305	479,622,537
Rental income, net	4,980,099	6,162,204	7,088,534

Income from operations	120,559,605	91,644,212	86,091,448
Other (expense) income, net	(2,695,927)	2,147,248	13,686,687
Interest expense	49,783,123	50,921,137	53,738,930

Income before income taxes	68,080,555	42,870,323	46,039,205

Income taxes:
Current	32,994,000	25,990,000	16,308,000
Deferred	(7,495,000)	(9,690,000)	979,000

	25,499,000	16,300,000	17,287,000

Net income	$42,581,555	$26,570,323	$28,752,205

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$1.82	$1.15	$1.28

Diluted earnings per common share	$1.74	$1.10	$1.22

Class B Common Stock
Basic earnings per common share	$1.66	$1.05	$1.17

Diluted earnings per common share	$1.66	$1.05	$1.17

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 30, 2006,

SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2003	10,635,419	$531,770	12,391,216	$619,561	$102,465,443	$132,978,340	$236,595,114
Net income	—	—	—	—	—	28,752,205	28,752,205
Cash dividends	—	—	—	—	—	(14,718,511)	(14,718,511)
Exercise of stock options	1,040,324	52,017	—	—	10,536,351	—	10,588,368
Common stock conversions	22,125	1,106	(22,125)	(1,106)	—	—	—

Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	26,570,323	26,570,323
Cash dividends	—	—	—	—	—	(15,215,696)	(15,215,696)
Exercise of stock options	378,750	18,938	—	—	4,257,922	—	4,276,860
Common stock conversions	4,100	205	(4,100)	(205)	—	—	—

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	42,581,555	42,581,555
Cash dividends	—	—	—	—	—	(15,411,665)	(15,411,665)
Exercise of stock options	52,550	2,627	—	—	651,707	—	654,334
Common stock conversions	43,217	2,161	(43,217)	(2,161)	—	—	—

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887

See notes to consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 30, 2006,

SEPTEMBER 24, 2005 AND SEPTEMBER 25, 2004

	2006	2005	2004
Cash Flows From Operating Activities:
Net income	$42,581,555	$26,570,323	$28,752,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,930,220	56,992,091	59,099,928
Amortization of deferred gain on sale/leaseback	(96,762)	(357,144)	(394,598)
Loss (gain) on disposals of property and equipment	4,536,980	502,250	(11,786,079)
Receipt of advance payments on purchases contracts	2,986,903	3,707,999	2,963,000
Recognition of advance payments on purchases contracts	(3,419,356)	(5,419,373)	(3,704,363)
Deferred income taxes	(7,495,000)	(9,690,000)	979,000
(Increase) decrease in receivables	(3,274,156)	(5,869,509)	1,312,670
(Increase) decrease in inventory	(11,255,593)	(14,680,979)	3,970,837
(Increase) decrease in other assets	(2,579,685)	(7,125,199)	4,552,349
Increase in accounts payable and accrued expenses	6,200,349	28,310,745	1,955,289

Net Cash Provided By Operating Activities	88,115,455	72,941,204	87,700,238

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	970,963	899,345	26,016,055
Capital expenditures	(94,302,164)	(59,863,083)	(71,087,444)

Net Cash Used In Investing Activities	(93,331,201)	(58,963,738)	(45,071,389)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	24,901,000	—	—
Payments on short-term borrowings	(20,956,000)	—	—
Debt issuance costs	—	—	(253,985)
Principal payments on long-term debt	(17,058,065)	(33,006,172)	(38,530,049)
Proceeds from exercise of stock options	654,334	4,276,860	10,588,368
Dividends paid	(15,411,665)	(15,215,696)	(14,718,511)

Net Cash Used In Financing Activities	(27,870,396)	(43,945,008)	(42,914,177)

Net Decrease in Cash and Cash Equivalents	(33,086,142)	(29,967,542)	(285,328)
Cash and Cash Equivalents at Beginning of Year	50,626,448	80,593,990	80,879,318

Cash and Cash Equivalents at End of Year	$17,540,306	$50,626,448	$80,593,990

See notes to consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (75), North Carolina (64), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1).

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

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2006 consisted of 53 weeks while fiscal years 2005 and 2004 consisted of 52 weeks each.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances of $13.5 million and $14.1 million as of September 30, 2006 and September 24, 2005, respectively, are classified as accounts payable.

Financial Instruments—The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 30, 2006, the Company had $4.4 million invested in certificates of deposit, and no investments in money market accounts, reverse repurchase agreements, or commercial paper. An additional $8.1 million of certificates of deposit are included in other assets, as they are restricted by association with certain workers compensation insurance programs. Demand deposits, including the money market account, of approximately $13.9 million in 14 banks exceed the $100,000 insurance limit per bank.

Allowance for Doubtful Accounts—Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements and assessments of the collectibility based upon historical collection activity adjusted for current conditions.

Inventories—Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method.

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $58.5 million, $55.6 million and $57.8 million for fiscal years 2006, 2005 and 2004, respectively.

Asset Impairments—The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $8.7 million (net of $6.9 million accumulated amortization) and $10.0 million (net of $5.3 million accumulated amortization) at September 30, 2006 and September 24, 2005, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.2 million per year.

Self-Insurance—The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2006, the Company’s self-insured liabilities were supported by $7.6 million of undrawn letters of credit which expire between November 2006 and October 2007. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Closed Store Accrual—For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of FASB Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in accrued expenses on the consolidated balance sheet.

Income Taxes—The Company accounts for income taxes under FASB Statement No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions. Loss contingencies are accounted for in accordance with FASB Statement No. 5, “Accounting for Contingencies” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Reclassifications—Certain amounts for 2005 and 2004 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

Per-Share Amounts—The Company has determined that, under Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the two-class method of computing earnings per share is required. Prior periods have been restated to reflect this change.

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $17.4 million, $16.5 million and $17.9 million for fiscal years 2006, 2005 and 2004, respectively.

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

Cost of Goods Sold—In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges. The milk processing segment is a manufacturing process. Therefore, costs of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.

Operating and Administrative Expenses—Grocery segment shipping, handling and other costs of the Company’s distribution network are charged to expense as incurred and are included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $34.8 million, $32.6 million and $31.4 million of grocery segment distribution, shipping and handling costs during fiscal years 2006, 2005 and 2004, respectively. Operating and administrative expenses also include costs incurred for labor, occupancy, depreciation, insurance and general administration.

Revenue Recognition—The Company recognizes revenues from grocery sales at the point of sale to its customers. Sales taxes collected from customers is not included in reported revenues. Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 66% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

on a purchase-by-purchase or transaction-by transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $92.7 million, $89.3 million, and $75.0 million for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.8 million, $8.7 million, and $9.1 million for the fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004, respectively.

Accounting for Stock-Based Compensation—Prior to September 25, 2005 the Company accounted for its stock-based compensation plans under the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” (“FAS 123”). Under the fair value recognition provisions of FAS 123, stock-based compensation cost was measured at the grant date based on the value of the award and was recognized as expense over the vesting period. Under the transition method selected by the Company as allowed by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“FAS 148”), the Company elected to apply the change in accounting principle using the prospective method. As no options were granted, modified or settled during the fiscal years ended September 24, 2005 or September 25, 2004, there was no stock-based employee compensation expense included in net income for fiscal 2005 or fiscal 2004. The effect on net income for the fiscal years ended September 24, 2005, or September 25, 2004 would have been approximately $34,000 and $90,000, respectively, if the Company had applied the fair value recognition provisions to awards granted prior to the adoption of Statement 123. This expense would not have affected the Company’s reported basic and diluted earnings per share.

On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment,” which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” Statement 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. The Company adopted Statement 123(R) as of September 25, 2005 using the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123(R) that remain unvested on the effective date. There was no compensation cost associated with outstanding awards and therefore no effect on earnings per share for the fiscal year ended September 30, 2006.

New Accounting Pronouncements—In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of September 30, 2007, as required. The Company is currently evaluating the impact of FIN 48 to its consolidated financial statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2006	2005
Deferred tax liabilities:
Fixed asset tax/book differences	$26,413,000	$35,830,000
Property tax method	876,000	671,000

Total deferred tax liabilities	27,289,000	36,501,000

Deferred tax assets:
Insurance reserves	579,000	2,941,000
Advance payments on purchases contracts	1,370,000	1,463,000
Vacation accrual	1,511,000	1,346,000
Closed store accrual	2,526,000	2,480,000
Inventory	760,000	815,000
Other	3,020,000	2,438,000

Total deferred tax assets	9,766,000	11,483,000

Net deferred tax liabilities	$17,523,000	$25,018,000

Current deferred income tax benefits of $5.2 million and $6.2 million at September 30, 2006 and September 24, 2005, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2006	2005	2004
Federal tax at statutory rate	$23,828,000	$15,004,000	$16,114,000
State income tax, net of federal tax benefits	1,956,000	1,253,000	1,796,000
Other	(285,000)	43,000	(623,000)

Total	$25,499,000	$16,300,000	$17,287,000

Current and deferred income tax expense (benefit) is as follows:

	2006	2005	2004
Current:
Federal	$28,979,000	$22,090,000	$14,418,000
State	4,015,000	3,900,000	1,890,000

Total current	32,994,000	25,990,000	16,308,000

Deferred:
Federal	(6,475,000)	(8,176,000)	846,000
State	(1,020,000)	(1,514,000)	133,000

Total deferred	(7,495,000)	(9,690,000)	979,000

Total expense	$25,499,000	$16,300,000	$17,287,000

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

Tax Contingencies—A reserve for contingent income tax liabilities of $5.8 million and $5.7 million are included in the Company’s income taxes payable at September 30, 2006 and September 24, 2005, respectively. The contingency has been recorded as it is probable that certain tax positions will be successfully challenged by taxing authorities.

3. Property Held for Lease and Rental Income

At September 30, 2006, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income, net consists of the following:

	2006	2005	2004
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$11,836,380	$12,395,183	$12,715,545
Contingent rentals	877,597	1,043,321	1,195,384

Total	12,713,977	13,438,504	13,910,929
Depreciation on owned properties leased to others	(5,450,895)	(5,272,258)	(4,917,181)
Other shopping center expenses	(2,282,983)	(2,004,042)	(1,905,214)

Total	$4,980,099	$6,162,204	$7,088,534

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 30, 2006	September 24, 2005
Land	$40,728,301	$38,711,231
Buildings	153,564,405	146,016,109

Total	194,292,706	184,727,340
Less accumulated depreciation	(73,209,830)	(67,578,475)

Total	$121,082,876	$117,148,865

The above amounts are included on the balance sheet in the caption Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 30, 2006:

Fiscal Year
2007	$8,199,764
2008	6,741,917
2009	4,519,553
2010	2,822,971
2011	1,831,817
Thereafter	4,746,960

Total minimum future rental income	$28,862,982

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

4. Leases and Rental Expense

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. The Company also leases a portion of its equipment under operating leases, including leases derived from sale/leaseback transactions, with initial terms of three to five years. Step rent provisions, escalation clauses, capital improvements and other lease concessions are taken into account in computing minimum lease payments, which are recognized on a straight-line basis over the minimum lease term.

Operating Leases—Rent expense for all operating leases of $20.9 million, $27.4 million and $30.2 million for fiscal years 2006, 2005 and 2004, respectively, is included in operating and administrative expenses. Sub-leased rental income of $1.3 million, $1.2 million and $1.1 million for fiscal years 2006, 2005 and 2004, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 30, 2006 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2007	$17,740,664	$(1,082,353)	$16,658,311
2008	18,348,203	(1,109,749)	17,238,454
2009	14,201,793	(985,213)	13,216,580
2010	11,779,555	(504,560)	11,274,995
2011	9,787,829	(47,360)	9,740,469
Thereafter	105,296,038	(15,960)	105,280,078

Total minimum future rental commitments	$177,154,082	$(3,745,195)	$173,408,887

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2006	2005
Property, payroll, and other taxes payable	$17,865,518	$16,355,879
Salaries, wages, and bonuses payable	19,602,902	17,132,164
Self-insurance liabilities	8,524,499	8,798,290
Interest	11,855,031	11,140,721
Income taxes	2,175,447	5,464,256
Other	12,902,174	12,998,668

Total	$72,925,571	$71,889,978

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

excess of $500,000 per occurrence for workers’ compensation (increasing to $750,000 per occurrence beginning with fiscal year 2007) and $250,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $21.8 million, $21.4 million and $20.3 million for fiscal years 2006, 2005 and 2004, respectively.

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2006	2005
Advance payments on purchases contracts	$5,613,043	$3,811,190
Deferred gain-sale/leasebacks	773,198	869,960
Deferred lease expense	1,399,404	1,319,854
Nonqualified investment plan liability	722,832	—
Other	200,223	56,150

Total other long-term liabilities	8,708,700	6,057,154
Less current portion	2,590,507	2,037,387

	$6,118,193	$4,019,767

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2006	2005
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$349,750,000
Unamortized original issue discount and premium on senior subordinated debt	(439,766)	(526,761)
Outstanding line of credit at LIBOR plus 1.50%	3,945,000	—
Notes payable:
Real estate and equipment maturing 2006-2018:
Due to banks, weighted average interest rate of 7.99% for 2006 and 8.06% for 2005	79,177,403	83,644,324
Due to other financial institutions, weighted average interest rate of 9.19% for 2006 and 9.08% for 2005	123,882,401	136,560,540

Total long-term debt and short-term loans	556,315,038	569,428,103
Less current portion	33,665,969	16,413,158

Long-term debt, net of current portion	$522,649,069	$553,014,945

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011 (the “Notes”). The Notes bear an annual interest rate of 8.875% and were

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

issued at a discount to yield 9%. On May 29, 2003, the Company closed an offering of an additional $100 million of the Notes at a premium to yield 8.67%. A portion of the proceeds was used to repay $30.5 million of outstanding debt. The additional Notes bear the same terms and maturity date as the original issuance.

After December 1, 2006 until December 1, 2009, the Company may redeem all or a portion of the Notes at a declining premium rate of 104.438% to 101.369%. After December 1, 2009 the Company may redeem the Notes at 100% of the principal amount.

At September 30, 2006, the Company had lines of credit with five banks totaling $135.0 million, of which $131.1 million were unused. The lines of credit matured in October and November 2006 and were renewed subsequent to year end on similar terms to mature between October 2007 and October 2009. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

At September 30, 2006, the Company had $16.6 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from November 2006 to October 2007.

At September 30, 2006, property and equipment with an undepreciated cost of approximately $250.7 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $96.0 million, based on tangible net worth at September 30, 2006.

Components of interest costs are as follows:

	2006	2005	2004
Total interest costs	$50,656,761	$51,866,542	$54,492,897
Interest capitalized	(873,638)	(945,405)	(753,967)

Interest expense	$49,783,123	$50,921,137	$53,738,930

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

Maturities of long-term debt at September 30, 2006 are as follows:

Fiscal Year
2007	$33,665,969
2008	58,260,643
2009	9,417,089
2010	10,352,297
2011	36,225,540
Thereafter	408,393,500

Total	$556,315,038

7. Other (Expense) Income, Net

Other (expense) income, net is comprised as follows:

	2006	2005	2004
(Loss) gain from sale of assets	$(4,440,219)	$(145,325)	$12,587,319
Interest income	963,315	1,132,476	625,811
Other income	820,050	1,189,559	487,314
Other expenses	(39,073)	(29,462)	(13,757)

	$(2,695,927)	$2,147,248	$13,686,687

8. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The Nasdaq Stock Market’s Global Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

The holders of the Class A Common Stock and Class B Common Stock are entitled to dividends and other distributions when declared out of assets legally available therefore, subject to the dividend rights of any preferred stock that may be issued in the future. Each share of Class A Common Stock is entitled to receive a cash dividend and liquidation payment in an amount equal to 110% of any cash dividend or liquidation payment on Class B Common Stock. Any stock dividend must be paid in shares of Class A Common Stock with respect to Class A Common Stock and in shares of Class B Common Stock with respect to Class B Common Stock.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

9. Earnings Per Common Share

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

	Year Ended September 30, 2006
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$22,132,449	$20,449,106
Conversion of Class B to Class A shares	20,441,285	—
Effect of assumed stock options exercised on allocated net income	7,821	(7,821)

Net income allocated, diluted	$42,581,555	$20,441,285

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,135,853	12,340,486
Conversion of Class B to Class A shares	12,340,486	—
Assumed stock options exercised	6,175	—

Weighted average shares outstanding, diluted	24,482,514	12,340,486

Earnings per share
Basic	$1.82	$1.66

Diluted	$1.74	$1.66

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

	Year Ended September 24, 2005 - Restated		Year Ended September 25, 2004 - Restated
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$13,616,399	$12,953,924	$14,266,798	$14,485,407
Conversion of Class B to Class A shares	12,948,103	—	14,472,415	—
Effect of assumed stock options exercised on allocated net income	5,821	(5,821)	12,992	(12,992)

Net income allocated, diluted	$26,570,323	$12,948,103	$28,752,205	$14,472,415

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	11,828,180	12,367,117	11,155,172	12,380,154
Conversion of Class B to Class A shares	12,367,117	—	12,380,154	—
Assumed stock options exercised	24,295	—	41,457	—

Weighted average shares outstanding, diluted	24,219,592	12,367,117	23,576,783	12,380,154

Earnings per share
Basic	$1.15	$1.05	$1.28	$1.17

Diluted	$1.10	$1.05	$1.22	$1.17

Options to purchase 356,000 shares of common stock at prices ranging from $9.56 to $13.69 per share were outstanding during fiscal 2004, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

10. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $0, $11,000 and $539,000 for fiscal years 2006, 2005 and 2004, respectively. Additional Company contributions totaling $859,000 and $583,000 were made to the plan during fiscal year 2006 and 2005, respectively, from accumulated forfeitures under the plan.

Nonqualified Investment Plan—During the fiscal year ended September 24, 2005 the Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $35,000 and $6,000 for fiscal years 2006 and 2005, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $8.3 million, $7.2 million and $5.6 million for fiscal years 2006, 2005 and 2004, respectively.

1997 Nonqualified Stock Option Plan—The Company has a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock may be issued to officers and other key employees until January 1, 2007. As of September 30, 2006 a total of 5,861,480 shares of the Company’s Class A Common Stock were available for future issuance under the plan.

Options currently outstanding under the plan may be exercised within a one-year period following the grant exercise date or upon death, disability or retirement. All options automatically terminate with termination of the optionee’s employment for any other reason. The grant exercise date may vary from one year to five years from the date the options were granted. As of September 30, 2006, there were 18,000 options vested and exercisable under this plan. There have been no options granted during each of the three fiscal years ended September 30, 2006, therefore no compensation expense has been recognized during those periods.

Information with respect to options granted, canceled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 24, 2005	100,000	9.56 - 12.00	10.13
Exercised	(52,550)	9.56 - 11.00	9.78
Canceled	(29,450)	9.56 - 12.00	9.65

Outstanding, September 30, 2006	18,000	$11.00 - $12.00	$11.94

The weighted average remaining contractual life of the options outstanding at September 30, 2006 is 1.0 years. The intrinsic value of these options is not material.

The total intrinsic value of options exercised was $0.4 million in fiscal year 2006, $1.3 million in fiscal year 2005 and $1.3 million in fiscal year 2004. The income tax benefit derived from the exercise of stock options was $0.1 million in fiscal year 2006, $0.5 million for fiscal year 2005 and $0.5 million in fiscal year 2004.

Medical Care Plan—Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

11. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2006	2005	2004
Revenues from unaffiliated customers:
Grocery sales	$2,501,003	$2,164,834	$2,030,459
Shopping center rentals	12,714	13,439	13,911
Fluid dairy	111,230	109,108	106,966

Total revenues from unaffiliated customers	$2,624,947	$2,287,381	$2,151,336

Income from operations:
Grocery sales	$104,105	$76,132	$69,311
Shopping center rentals	4,980	6,162	7,089
Fluid dairy	11,475	9,350	9,691

Total income from operations	$120,560	$91,644	$86,091

Assets:
Grocery sales	$927,510	$921,453	$917,645
Shopping center rentals	121,083	117,149	116,756
Fluid dairy	28,125	29,282	31,112
Elimination of intercompany receivable	(1,744)	(1,879)	(1,826)

Total assets	$1,074,974	$1,066,005	$1,063,687

Capital expenditures:
Grocery sales	$86,525	$55,726	$65,334
Shopping center rentals	6,517	2,651	3,476
Fluid dairy	1,260	1,486	2,277

Total capital expenditures	$94,302	$59,863	$71,087

Depreciation and amortization:
Grocery sales	$52,084	$49,236	$51,671
Shopping center rentals	5,451	5,272	4,917
Fluid dairy	2,395	2,484	2,512

Total depreciation and amortization	$59,930	$56,992	$59,100

Revenue from shopping center rentals, net of shopping center expense of $7.7 million, $7.2 million and $6.8 million for the fiscal years ended 2006, 2005 and 2004, respectively, is included in the caption rental income, net in the statements of income. Grocery and fluid dairy revenues comprise the net sales reported in the statements of income.

The fluid dairy segment had $49.0 million, $46.2 million and $47.7 million in sales to the grocery sales segment in fiscal 2006, 2005 and 2004, respectively. These sales were eliminated in consolidation.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. The fourth quarter of fiscal 2006 contained 14 weeks. Every other quarter in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2006
Net sales	$623,394	$606,649	$659,212	$722,978	$2,612,233
Gross profit	153,551	154,535	163,151	180,957	652,194
Net income	7,770	9,441	13,842	11,529	42,582
Basic earnings per common share
Class A	0.33	0.41	0.59	0.49	1.82
Class B	0.30	0.37	0.54	0.45	1.66
Diluted earnings per common share
Class A	0.32	0.38	0.57	0.47	1.74
Class B	0.30	0.37	0.54	0.45	1.66

2005
Net sales	$559,275	$557,267	$566,656	$590,743	$2,273,941
Gross profit	141,952	142,028	143,123	158,596	585,699
Net income	5,064	5,474	6,626	9,406	26,570
Basic earnings per common share
Class A	0.22	0.24	0.29	0.40	1.15
Class B	0.20	0.22	0.26	0.37	1.05
Diluted earnings per common share
Class A	0.21	0.23	0.27	0.39	1.10
Class B	0.20	0.22	0.26	0.37	1.05

The fourth quarter of fiscal 2006 includes approximately $4.5 million of expense related to shopping center and store assets that were demolished or otherwise taken out of service in conjunction with the Company’s store relocation, closing and remodeling activities. This adjustment decreased fourth quarter net income by $2.8 million or $0.11 per Class A diluted share.

The fourth quarter of fiscal 2005 includes an additional $2.5 million in vendor income due to correction of a computer program error used to calculate certain vendor allowances. This income would have been recognized ratably over the first three quarters of the fiscal year ended September 24, 2005. This adjustment increased fourth quarter net income by $1.5 million or $0.06 per Class A diluted share.

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 30, 2006 totaled $15.6 million. The Company expects these commitments to be fulfilled during fiscal year 2007.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

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

The carrying amounts and fair values of the Company’s financial instruments at September 30, 2006 and September 24, 2005 are as follows (amounts in thousands):

	2006		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$17,540	$17,540	$50,626	$50,626
Receivables	43,594	43,594	39,078	39,078
Long-term and short-term debt:
Real estate and equipment	203,060	209,676	220,205	230,138
Other	353,255	369,217	349,223	358,931

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2006	2005	2004
Cash paid during the year for:
Interest (net of amounts capitalized)	$49,068,813	$51,248,188	$54,471,888
Income taxes	36,531,809	24,826,506	9,870,714
Non cash items:
Property and equipment additions included in accounts payable	5,974,378	8,806,109	5,715,719

16. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $229 million in 2006, $214 million in 2005 and $212 million in 2004. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 30, 2006. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $4.5 million at September 30, 2006 and $4.1 million at September 24, 2005.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 30, 2006, September 24, 2005 and September 25, 2004

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $36.8 million in 2006, $34.7 million in 2005 and $37.0 million in 2004. Amounts due from this distributor, included in receivables, were $1.5 million at September 30, 2006 and $1.5 million at September 24, 2005.

17. Related Party Transactions

During fiscal year 2005, the Company made a non-interest bearing loan of $1.2 million to the Company’s Investment/Profit Sharing Plan to allow the Plan to meet distribution obligations during a time when it was prohibited from selling shares of the Company’s Class A common stock. The loan was repaid in fiscal year 2006.

During fiscal year 2005, the Company purchased land owned by the Company’s Chief Executive Officer at his cost of approximately $2 million, and constructed a store on the site.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$817,911	$65,556	$38,120	$845,347

Fiscal year ended September 24, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$585,000	$233,093	$182	$817,911

Fiscal year ended September 25, 2004:
Deducted from asset accounts:
Allowance for doubtful accounts	$438,509	$215,741	$69,250	$585,000

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/S/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: December 1, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT P. INGLE Robert P. Ingle, Chief Executive Officer and Director	December 1, 2006

/s/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director	December 1, 2006

/s/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 1, 2006

Charles E. Russell, CPA, Director

/s/ ROBERT P. INGLE, II Robert P. Ingle, II, Chairman of the Board, Vice President-Operations and Director	December 1, 2006

/s/ BETH A. SORRENTINO Beth A. Sorrentino, CPA, Secretary and Controller	December 1, 2006

/S/ JOHN O. POLLARD John O. Pollard, Attorney, Director	December 1, 2006

/S/ CHARLES L. GAITHER, JR. Charles L. Gaither, Jr., President-Milkco, Inc. and Director	December 1, 2006

Fred Ayers, Director

Laura Sharp, Director