Form 10-Q
period 2006-12-30
INGLES MARKETS INC
filed 2007-02-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

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

As of January 29, 2007, the Registrant had 12,211,410 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,295,851 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 30, 2006	SEPTEMBER 30, 2006
ASSETS
Current Assets:
Cash and cash equivalents	$11,477,971	$17,540,306
Receivables-net	46,481,284	43,593,653
Inventories	231,332,539	215,368,516
Other current assets	9,714,090	9,315,413

Total Current Assets	299,005,884	285,817,888
Property and Equipment – Net	774,832,819	771,627,871
Other Assets	10,070,820	17,527,783

Total Assets	$1,083,909,523	$1,074,973,542

	DECEMBER 30, 2006	SEPTEMBER 30, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$52,384,654	$33,665,969
Accounts payable - trade	123,892,398	112,269,275
Accrued expenses and current portion of other long-term liabilities	65,218,422	72,925,571

Total Current Liabilities	241,495,474	218,860,815
Deferred Income Taxes	20,608,578	22,672,578
Long-Term Debt	503,671,527	522,649,069
Other Long-Term Liabilities	5,984,188	6,118,193

Total Liabilities	771,759,767	770,300,655

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,210,283 shares issued and outstanding December 30, 2006; 12,176,485 shares issued and outstanding September 30, 2006	610,514	608,824
Class B, $0.05 par value; 100,000,000 shares authorized; 12,296,976 shares issued and outstanding December 30, 2006; 12,321,774 shares issued and outstanding September 30, 2006	614,849	616,089
Paid-in capital in excess of par value	118,077,655	117,911,423
Retained earnings	192,846,738	185,536,551

Total Stockholders’ Equity	312,149,756	304,672,887

Total Liabilities and Stockholders’ Equity	$1,083,909,523	$1,074,973,542

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 30, 2006	DECEMBER 24, 2005
Net sales	$685,698,588	$623,393,899
Cost of goods sold	520,835,688	468,907,006

Gross profit	164,862,900	154,486,893
Operating and administrative expenses	136,464,073	131,414,266
Rental income, net	1,022,757	1,284,470

Income from operations	29,421,584	24,357,097
Other income, net	608,658	740,077
Interest expense	12,005,657	12,326,787

Income before income taxes	18,024,585	12,770,387

Income taxes:
Current	8,497,000	7,250,000
Deferred	(1,640,000)	(2,250,000)

	6,857,000	5,000,000

Net income	$11,167,585	$7,770,387

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.48	$0.33

Diluted earnings per common share	$0.46	$0.32

Class B Common Stock
Basic earnings per common share	$0.43	$0.30

Diluted earnings per common share	$0.43	$0.30

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 30, 2006 AND DECEMBER 24, 2005

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	7,770,387	7,770,387
Cash dividends	—	—	—	—	—	(3,848,068)	(3,848,068)
Exercise of stock options	8,050	402	—	—	109,777	—	110,179
Common stock conversions	450	23	(450)	(23)	—	—	—

Balance, December 24, 2005	12,089,218	$604,461	12,364,541	$618,227	$117,369,493	$162,288,980	$280,881,161

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	11,167,585	11,167,585
Cash dividends	—	—	—	—	—	(3,857,398)	(3,857,398)
Exercise of stock options	9,000	450	—	—	166,232	—	166,682
Common stock conversions	24,798	1,240	(24,798)	(1,240)	—	—	—

Balance, December 30, 2006	12,210,283	$610,514	12,296,976	$614,849	$118,077,655	$192,846,738	$312,149,756

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 30, 2006	DECEMBER 24, 2005
Cash Flows from Operating Activities:
Net income	$11,167,585	$7,770,387
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	15,152,208	14,754,864
Amortization of deferred gain on sale/leasebacks	(12,811)	(46,590)
Gains on disposals of property and equipment	175,076	(320,205)
Receipt of advance payments on purchases contracts	100,000	220,236
Recognition of advance payments on purchases contracts	(810,508)	(807,444)
Deferred income taxes	(1,640,000)	(2,250,000)
Changes in operating assets and liabilities:
Receivables	(2,887,631)	(5,243,317)
Inventory	(15,964,023)	(10,408,296)
Other assets	6,281,882	(1,204,552)
Accounts payable and accrued expenses	5,088,372	13,415,095

Net Cash Provided by Operating Activities	16,650,150	15,880,178

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	422,192	424,300
Capital expenditures	(19,185,105)	(30,202,870)

Net Cash Used in Investing Activities	(18,762,913)	(29,778,570)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	96,280,400	—
Payments on short-term borrowings	(93,568,400)	—
Principal payments on long-term debt	(2,970,856)	(5,111,359)
Proceeds from exercise of stock options	166,682	110,179
Dividends paid	(3,857,398)	(3,848,068)

Net Cash Used in Financing Activities	(3,949,572)	(8,849,248)

Net Decrease in Cash and Cash Equivalents	(6,062,335)	(22,747,640)
Cash and cash equivalents at beginning of period	17,540,306	50,626,448

Cash and Cash Equivalents at End of Period	$11,477,971	$27,878,808

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 30, 2006 and December 24, 2005

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 30, 2006, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 30, 2006 and December 24, 2005. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006, filed by the Company under the Securities Exchange Act of 1934 on December 1, 2006.

The results of operations for the three-month period ended December 30, 2006 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three months ended December 24, 2005 have been reclassified to conform to the current year presentation in the accompanying financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of September 30, 2007, as required. The Company is currently evaluating the impact of FIN 48 to its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $888,000 and $845,000 at December 30, 2006 and September 30, 2006, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 30, 2006	SEPTEMBER 30, 2006
Property, payroll, and other taxes payable	$16,072,760	$17,865,518
Salaries, wages and bonuses payable	14,305,971	19,602,902
Self-insurance reserves	7,982,013	8,524,499
Interest	4,051,473	11,855,031
Income taxes	10,280,445	2,175,447
Other	12,525,760	12,902,174

	$65,218,422	$72,925,571

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.4 million and $6.3 million for the three-month periods ended December 30, 2006 and December 24, 2005, respectively.

E. LONG-TERM DEBT

At December 30, 2006, the Company had lines of credit with six banks totaling $150.0 million, of which $6.7 million was outstanding at December 30, 2006. The lines of credit mature between October 2007 and February 2010. At December 30, 2006, the Company had issued $17.1 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from January to December 2007. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 30, 2006.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $103.8 million, based on tangible net worth at December 30, 2006. As of December 30, 2006, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 26, 2006 to stockholders of record on October 12, 2006.

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

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the exercise of dilutive stock options outstanding and the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current periods.

	Three Months Ended December 30, 2006		Three Months Ended December 24, 2005
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$5,819,662	$5,347,923	$4,025,152	$3,745,235
Conversion of Class B to Class A shares	5,347,126	—	3,742,450	—
Effect of assumed stock options exercised on allocated net income	797	(797)	2,785	(2,785)

Net income allocated, diluted	$11,167,585	$5,347,126	$7,770,387	$3,742,450

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,187,033	12,312,821	12,081,317	12,364,950
Conversion of Class B to Class A shares	12,312,821	—	12,364,950	—
Assumed stock options exercised	5,327	—	34,404	—

Weighted average shares outstanding, diluted	24,505,181	12,312,821	24,480,671	12,364,950

Earnings per share
Basic	$0.48	$0.43	$0.33	$0.30

Diluted	$0.46	$0.43	$0.32	$0.30

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 30, 2006	DECEMBER 24, 2005
Revenues from unaffiliated customers:
Grocery sales	$658,383	$595,823
Shopping center rentals	3,195	3,205
Fluid dairy	27,315	27,571

Total revenues from unaffiliated customers	$688,893	$626,599

Income from operations:
Grocery sales	$25,464	$20,605
Shopping center rentals	1,023	1,284
Fluid dairy	2,935	2,468

Total income from operations	$29,422	$24,357

	DECEMBER 30, 2006	SEPTEMBER 30, 2006
Assets:
Grocery sales	$936,929	$927,510
Shopping center rentals	120,626	121,083
Fluid dairy	28,455	28,125
Elimination of intercompany receivable	(2,100)	(1,744)

Total assets	$1,083,910	$1,074,974

Revenue from shopping center rentals is reported on the rental income, net line of the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales on the Condensed Consolidated Statements of Income.

For the three months ended December 30, 2006 and December 24, 2005, the fluid dairy segment had $12.8 million and $12.3 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (74), North Carolina (65), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods, including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 30, 2006, the Company operated 47 in-store pharmacies and 39 fuel centers.

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

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in accrued expenses on the consolidated balance sheet.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $21.5 million and $21.4 million for the fiscal quarters ended December 30, 2006 and December 24, 2005, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.4 million and $2.2 million for the fiscal quarters ended December 30, 2006 and December 24, 2005, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease our expenditures.

Similarly, we are not able to assess the impact of vendor advertising allowances on the creation of additional revenues, as we have no way to measure whether such allowances directly generate revenue for our stores.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 30, 2006 and December 24, 2005 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 30, 2006 and December 24, 2005, comparable store sales include 196 and 193 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	THREE MONTHS ENDED
	DECEMBER 30, 2006	DECEMBER 24, 2005
Net sales	100.0%	100.0%
Gross profit	24.0%	24.7%
Operating and administrative expenses	19.9%	21.0%
Rental income, net	0.2%	0.2%
Income from operations	4.3%	3.9%
Other (expense) income, net	0.1%	0.1%
Interest expense	1.8%	2.0%
Income before income taxes	2.6%	2.0%
Income taxes	1.0%	0.8%
Net income	1.6%	1.2%

Three Months Ended December 30, 2006 Compared to the Three Months Ended December 24, 2005

Net income for the first quarter of fiscal 2007 totaled $11.2 million, 43.7% higher than net income of $7.8 million earned for the first quarter of fiscal 2006. Total and comparable store sales increases were strong and gross profit dollar growth exceeded expense growth.

Net Sales. Net sales increased 10.0% to $685.7 million for the three months ended December 30, 2006 from $623.4 million for the three months ended December 24, 2005. Ingles operated 197 stores at December 30, 2006 and at December 24, 2005. Retail square footage was approximately 9.7 million at December 30, 2006 and 9.5 million at December 24, 2005. Sales grew in every department except video, with the largest percentage increases in the gasoline, pharmacy, deli and produce departments. The Company operated 11 additional gasoline and 6 additional pharmacy departments at December 30, 2006 compared to December 24, 2005.

Grocery segment comparable store sales grew $62.1 million, or 10.4%, in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006. Excluding gasoline sales, comparable store sales increased $41.4 million, or 7.4%, for the three months ended December 30, 2006. Compared to the first quarter of fiscal 2006, total gasoline gallons sold increased 70.1% but the average sales price per gallon decreased 18 cents during the current quarter.

Changes in grocery segment sales for the quarter ended December 30, 2006 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 24, 2005	$595,823
Comparable store sales increase (including gasoline)	62,062
Impact of stores opened in fiscal 2006 and 2007	1,696
Impact of stores closed in fiscal 2006 and 2007	(1,063)
Other	(135)

Total grocery sales for the three months ended December 30, 2006	$658,383

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.3 million or 0.9% in the December 2006 quarter compared to the December 2005 quarter. The sales decrease is primarily attributable to lower raw milk costs in the December 2006 quarter compared to the December 2005 quarter. Raw milk cost decreases are typically passed on to customers in the pricing of milk products. These decreased sales prices were partially offset by an increase in the case volume of products sold.

Sales for the first quarter of fiscal 2007 were bolstered by successful holiday promotions in November and December. The Company expects moderate sales growth for the rest of fiscal year 2007 based on increased competition in certain of the Company’s markets and lower per-gallon retail gasoline prices. While the Company anticipates growth in the number of gallons sold as a part of its “one-stop” shopping and convenience strategy, the overall effect on sales in dollars could be mixed. The Company expects that the maturation of new and expanded stores will also drive sales growth.

Gross Profit. Gross profit for the three-month period ended December 30, 2006 increased $10.4 million, or 6.7%, to $164.9 million, or 24.0% of sales, compared to $154.5 million, or 24.7% of sales, for the three-month period ended December 24, 2005.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the December 2006 quarter due primarily to higher relative sales growth in the gasoline and pharmacy departments, which generally have lower gross margins. In addition, the gasoline gross profit margin was lower for the December 2006 quarter compared to historically high margins experienced following the fall 2005 hurricanes and due to increased competition in certain of the Company’s markets. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant - 26.3% for the three months ended December 30, 2006 compared with 26.4% for the same quarter of last fiscal year.

Gross profit for the Company’s milk processing subsidiary for the December 2006 quarter increased $0.7 million, or 14.9%, to $5.4 million, or 13.4% of sales, compared to $4.7 million, or 11.7% of sales, for the December 2005 quarter. Although sales dollars were somewhat level for the comparative quarters, higher case sales volume during the current fiscal quarter and higher per gallon margins due to favorable raw milk purchases and mix of products sold resulted in an increase in gross profit as a percentage of sales.

In addition to the direct product cost, cost of goods sold line for the grocery segment includes inbound freight charges. The milk processing segment is a manufacturing process; therefore, the inbound freight charges as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of sales line item, while these items are included in operating and administrative expenses by the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, characterizing the costs as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $5.0 million, or 3.8%, to $136.5 million for the three months ended December 30, 2006, from $131.4 million for the three months ended December 24, 2005. As a percentage of sales, operating and administrative expenses were 19.9% and 21.0% for the three months ended December 30, 2006 and December 24, 2005, respectively. A variety of factors contributed to the overall dollar increase.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$4.5	0.65%
Equipment rent expense	$(1.2)	(0.17)%
Professional fees	$(1.1)	(0.17)%
Insurance	$(0.9)	(0.13)%
Repairs and maintenance	$0.9	0.13%
Taxes and licenses	$0.9	0.13%

Salaries and wages increased in dollars due to the additional labor hours required to support the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments.

Equipment rent expense decreased due to the expiration of operating leases on equipment used in the Company’s distribution facility and in its stores. Much of this equipment was purchased by the Company at the expiration of the lease term.

Professional fees decreased due to reduced audit and compliance costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that occurred in late fiscal 2005 and the first quarter of fiscal 2006.

Insurance expense decreased due to improved claims experience in the Company’s workers’ compensation and employee group benefits self-insurance programs.

Repairs and maintenance increased due to the replacement and upgrade of product display and other store fixtures.

Taxes and licenses increased due to payroll taxes associated with increased salaries and wages and increased property taxes in a number of the Company’s markets.

Rental Income, Net. Rental income, net of $1.0 million decreased $0.3 million, or 20.4%, for the December 2006 quarter compared to the December 2005 quarter as a result of higher operating costs.

Other Income, Net. Other income, net decreased $0.1 million to $0.6 million for the three-month period ended December 30, 2006 from $0.7 million for the three-month period ended December 24, 2005. The decrease is principally due to losses on assets taken out of service, offset by increased sales of waste paper and packaging.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended December 30, 2006 to $12.0 million from $12.3 million for the three-month period ended December 24, 2005. Total debt at December 2006 was $556.1 million compared to $564.3 million at December 2005.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 38.0% in the December 2006 quarter compared to 39.2% in the December 2005 quarter primarily due to decreased state income taxes.

Net Income. Net income increased $3.4 million or 43.7% for the three-month period ended December 30, 2006 to $11.2 million compared to $7.8 million for the three-month period ended December 24, 2005. Net income, as a percentage of sales, was 1.6% for the December 2006 quarter and 1.2% for the December 2005 quarter. The increase in net income is attributed to increased sales and gross profit, and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $0.48 and $0.46 for the December 2006 quarter compared to $0.33 and $0.32, respectively, for the December 2005 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.43 for the December 2006 quarter compared to $0.30 for the December 2005 quarter.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Accordingly, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, the relocation of selected existing stores to larger, more convenient locations and the completion of minor remodeling of its remaining existing stores.

Capital expenditures totaled $19.2 million for the three-month period ended December 30, 2006, including the opening of one new store, one major store remodeling, the construction of one fuel/convenience center, the acquisition of one site for future store development, and the addition of two fuel centers and pharmacies to existing store locations. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2007 and in fiscal 2008.

Ingles’ capital expenditure plans for all of fiscal 2007 include investments of approximately $100 million. For the balance of fiscal 2007, the Company plans to open three new or replacement stores, remodel three stores, add approximately 13 new fuel stations at existing stores and purchase store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2008 as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $90 to $100 million going forward in order to maintain a modern store base. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at December 30, 2006 totaled $8.9 million.

Liquidity

The Company generated net cash from operations of $16.7 million in the December 2006 quarter compared to $15.9 million in the December 2005 quarter. Net cash from operations tends to be lower during the Company’s first fiscal quarter due to normal inventory growth to accommodate higher holiday sales. Inventory increased $16.0 million and $10.4 million during the three months ended December 30, 2006 and December 24, 2005, respectively.

Cash used in investing activities for the December 2006 quarter totaled $18.8 million comprised primarily of $19.2 million of capital expenditures during the period, offset by $0.4 million of proceeds from the sale of assets.

Cash used in financing activities during the December 2006 quarter totaled $3.9 million. Principal payments on long-term debt were $3.0 million and dividend payments were $3.9 million. Net new borrowings on the Company’s lines of credit totaled $2.7 million.

At December 30, 2006, the Company had committed lines of credit with six banks totaling $150 million. $6.7 million was borrowed under the lines of credit at December 30, 2006; in addition, unused letters of credit totaling $17.1 million reduced the amount available to be drawn under these lines to $126.2 million at December 30, 2006. The lines of credit mature between October 2007 and February 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company renewed or obtained all of its line of credit facilities during the first fiscal quarter at terms more favorable than the expiring facilities. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at December 30, 2006.

At December 30, 2006, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 104.438%. The redemption premium decreases to 102.903% on December 1, 2007 and to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at December 30, 2006.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 30, 2006, the Company had unencumbered real property and equipment with a net book value of approximately $486.8 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it, including renewals of lines of credit upon expiration, and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 30, 2006.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $103.8 million based on tangible net worth at December 30, 2006. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	THREE MONTHS ENDED
	DECEMBER 30, 2006	DECEMBER 24, 2005
All items	0.2%	1.6%
Food and beverages	0.8%	2.6%
Energy	(11.2)%	(35.2)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market interest rates subsequent to September 30, 2006.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 30, 2006, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2006. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of December 30, 2006.

(b) Changes in Internal Control over Financial Reporting

During the quarter ended December 30, 2006, the Company hired a new Director of Internal Audit to oversee ongoing tests of internal controls over financial reporting, supervise and review work of internal audit staff and conduct remediation efforts.

The Company has begun its fiscal year 2007 testing of internal controls over financial reporting.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

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

INGLES MARKETS, INCORPORATED

Date: February 2, 2007	/s/ Robert P. Ingle
Robert P. Ingle Chief Executive Officer

Date: February 2, 2007	/s/ Ronald B. Freeman
Ronald B. Freeman Vice President-Finance and Chief Financial Officer