Form 10-Q
period 2007-03-31
INGLES MARKETS INC
filed 2007-05-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of April 30, 2007, the Registrant had 12,338,860 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,170,401 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, I NCORPORATED

Part I. Financi al Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED A ND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 31, 2007	SEPTEMBER 30, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$12,340,895	$17,540,306
Receivables, net	42,771,969	43,593,653
Inventories	228,903,193	215,368,516
Other Current Assets	9,769,952	9,315,413

Total Current Assets	293,786,009	285,817,888
Property and Equipment – Net	783,694,933	771,627,871
Other Assets	9,983,207	17,527,783

Total Assets	$1,087,464,149	$1,074,973,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$47,098,401	$33,665,969
Accounts payable—trade	123,944,364	112,269,275
Accrued expenses and current portion of other long-term liabilities	70,030,289	72,925,571

Total Current Liabilities	241,073,054	218,860,815
Deferred Income Taxes	17,970,578	22,672,578
Long-Term Debt	500,978,036	522,649,069
Other Long-Term Liabilities	5,599,682	6,118,193

Total Liabilities	765,621,350	770,300,655

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,338,783 shares issued and outstanding March 31, 2007; 12,176,485 shares issued and outstanding September 30, 2006	616,939	608,824
Class B, $0.05 par value; 100,000,000 shares authorized; 12,170,476 shares issued and outstanding March 31, 2007; 12,321,774 shares issued and outstanding September 30, 2006	608,524	616,089
Paid-in capital in excess of par value	118,123,115	117,911,423
Retained earnings	202,494,221	185,536,551

Total Stockholders’ Equity	321,842,799	304,672,887

Total Liabilities and Stockholders’ Equity	$1,087,464,149	$1,074,973,542

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONS OLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 31, 2007	MARCH 25, 2006
Net sales	$681,164,012	$606,649,492
Cost of goods sold	514,596,035	451,073,963

Gross profit	166,567,977	155,575,529
Operating and administrative expenses	139,497,979	129,068,961
Rental income, net	1,280,749	1,300,500

Income from operations	28,350,747	27,807,068
Other income, net	246,466	79,716
Interest expense	11,935,469	12,225,716

Income before income taxes	16,661,744	15,661,068

Income tax expense (benefit):
Current	5,623,000	9,750,000
Deferred	(2,468,000)	(3,530,000)

	3,155,000	6,220,000

Net income	$13,506,744	$9,441,068

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.58	$0.41

Diluted earnings per common share	$0.55	$0.38

Class B Common Stock
Basic earnings per common share	$0.53	$0.37

Diluted earnings per common share	$0.53	$0.37

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 25, 2006
Net sales	$1,366,862,600	$1,230,043,391
Cost of goods sold	1,035,431,723	919,980,969

Gross profit	331,430,877	310,062,422
Operating and administrative expenses	275,962,051	260,483,228
Rental income, net	2,303,506	2,584,971

Income from operations	57,772,332	52,164,165
Other income, net	855,124	819,792
Interest expense	23,941,127	24,552,502

Income before income taxes	34,686,329	28,431,455

Income tax expense (benefit):
Current	14,120,000	17,000,000
Deferred	(4,108,000)	(5,780,000)

	10,012,000	11,220,000

Net income	$24,674,329	$17,211,455

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.06	$0.74

Diluted earnings per common share	$1.01	$0.70

Class B Common Stock
Basic earnings per common share	$0.96	$0.67

Diluted earnings per common share	$0.96	$0.67

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2007 AND MARCH 25, 2006

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	17,211,455	17,211,455
Cash dividends	—	—	—	—	—	(7,698,131)	(7,698,131)
Exercise of stock options	41,450	2,073	—	—	513,780	—	515,853
Common stock conversions	39,467	1,973	(39,467)	(1,973)	—	—	—

Balance, March 25, 2006	12,161,635	$608,082	12,325,524	$616,277	$117,773,496	$167,879,985	$286,877,840

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	24,674,329	24,674,329
Cash dividends	—	—	—	—	—	(7,716,659)	(7,716,659)
Exercise of stock options	11,000	550	—	—	211,692	—	212,242
Common stock conversions	151,298	7,565	(151,298)	(7,565)	—	—	—

Balance, March 31, 2007	12,338,783	$616,939	12,170,476	$608,524	$118,123,115	$202,494,221	$321,842,799

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 31, 2007	MARCH 25, 2006
Cash Flows from Operating Activities:
Net income	$24,674,329	$17,211,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,348,388	29,461,083
Losses on disposals of property and equipment	770,983	41,312
Receipt of advance payments on purchase contracts	2,645,154	1,674,403
Recognition of advance payments on purchase contracts	(1,915,247)	(796,094)
Deferred income taxes	(4,108,000)	(5,780,000)
Changes in operating assets and liabilities:
Receivables	821,684	(2,538,159)
Inventory	(13,534,677)	(3,507,715)
Other assets	5,789,269	(2,475,994)
Accounts payable and accrued expenses	8,268,120	(2,726,619)

Net Cash Provided by Operating Activities	52,760,003	30,563,672

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	510,809	623,321
Capital expenditures	(42,727,205)	(43,703,702)

Net Cash Used in Investing Activities	(42,216,396)	(43,080,381)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	216,580,400	—
Payments on short-term borrowings	(218,885,400)	—
Principal payments on long-term debt	(5,933,601)	(8,786,030)
Proceeds from exercise of stock options	212,242	515,853
Dividends paid	(7,716,659)	(7,698,131)

Net Cash Used in Financing Activities	(15,743,018)	(15,968,308)

Net Decrease in Cash and Cash Equivalents	(5,199,411)	(28,485,017)
Cash and cash equivalents at beginning of period	17,540,306	50,626,448

Cash and Cash Equivalents at End of Period	$12,340,895	$22,141,431

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 31, 2007 and March 25, 2006

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 31, 2007, the results of operations for the three-month and six-month periods ended March 31, 2007 and March 25, 2006, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 31, 2007 and March 25, 2006. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006 and the Form 10-Q for the fiscal quarter ended March 25, 2006, filed by the Company under the Securities Exchange Act of 1934 on December 1, 2006 and May 2, 2006, respectively.

The results of operations for the three-month and six-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and six-month periods ended March 25, 2006 have been reclassified to conform to the current year presentation in the accompanying financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of September 30, 2007, as required. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $944,000 and $845,000 at March 31, 2007 and September 30, 2006, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	MARCH 31, 2007	SEPTEMBER 30, 2006
Property, payroll, and other taxes payable	$11,478,827	$17,865,518
Salaries, wages and bonuses payable	16,261,276	19,602,902
Self-insurance reserves	8,348,405	8,524,499
Interest	11,815,819	11,855,031
Income taxes	9,975,446	2,175,447
Other	12,150,516	12,902,174

	$70,030,289	$72,925,571

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $6.2 million and $5.0 million for the three-month periods ended March 31, 2007 and March 25, 2006, respectively. For the six-month periods ended March 31, 2007 and March 25, 2006, employee insurance expense, net of employee contributions, totaled $11.7 million and $11.3 million, respectively.

E. LONG-TERM DEBT

At March 31, 2007, the Company had lines of credit with six banks totaling $150.0 million, of which $1.6 million was outstanding at March 31, 2007. The lines of credit mature between October 2007 and February 2010. At March 31, 2007, the Company had issued $15.7 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from May 2007 to February 2008. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 31, 2007.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $113.9 million, based on tangible net worth at March 31, 2007. As of March 31, 2007, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 30, 2007 and October 26, 2006 to stockholders of record on January 16, 2007 and October 12, 2006, respectively.

G. COMMON STOCK AND CALCULATION OF EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A which is publicly traded, and Class B, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. During the six months ended March 31, 2007, 151,298 shares of Class B Common Stock were converted to Class A Common Stock, including 125,000 shares of Class B Common Stock owned by the Ingles Investment/Profit Sharing Plan (the “Plan”). The Plan then sold the Class A Common Stock to meet distribution and asset diversification requests from Plan participants. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

The Company has determined that, under Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share,” the two-class method of computing earnings per share is required.

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage, which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the exercise of dilutive stock options outstanding and the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current periods.

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,052,497	$6,454,247	$12,871,083	$11,803,246
Conversion of Class B to Class A shares	6,453,566		11,802,121
Effect of assumed stock options exercised on allocated net income	681	(681)	1,125	(1,125)

Net income allocated, diluted	$13,506,744	$6,453,566	$24,674,329	$11,802,121

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,213,914	12,294,512	12,200,473	12,303,667
Conversion of Class B to Class A shares	12,294,512		12,303,667
Assumed stock options exercised	3,458		3,243

Weighted average shares outstanding, diluted	24,511,884	12,294,512	24,507,383	12,303,667

Earnings per share
Basic	$0.58	$0.53	$1.06	$0.96

Diluted	$0.55	$0.53	$1.01	$0.96

	Three Months Ended March 25, 2006		Six Months Ended March 25, 2006
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,897,006	$4,544,062	$8,922,158	$8,289,297
Conversion of Class B to Class A shares	4,541,572		8,284,022
Effect of assumed stock options exercised on allocated net income	2,490	(2,490)	5,275	(5,275)

Net income allocated, diluted	$9,441,068	$4,541,572	$17,211,455	$8,284,022

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,114,025	12,350,715	12,101,623	12,357,830
Conversion of Class B to Class A shares	12,350,715		12,357,830
Assumed stock options exercised	21,632		21,175

Weighted average shares outstanding, diluted	24,486,372	12,350,715	24,480,628	12,357,830

Earnings per share
Basic	$0.41	$0.37	$0.74	$0.67

Diluted	$0.38	$0.37	$0.70	$0.67

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	MARCH 31, 2007	MARCH 25, 2006	MARCH 31, 2007	MARCH 25, 2006
Revenues from unaffiliated customers:
Grocery sales	$652,050	$579,155	$1,310,433	$1,174,978
Shopping center rentals	3,198	3,164	6,393	6,369
Fluid dairy	29,115	27,494	56,430	55,065

Total revenues from unaffiliated customers	$684,363	$609,813	$1,373,256	$1,236,412

Income from operations:
Grocery sales	$23,639	$23,756	$49,103	$44,362
Shopping center rentals	1,281	1,300	2,304	2,584
Fluid dairy	3,430	2,751	6,365	5,218

Total income from operations	$28,350	$27,807	$57,772	$52,164

	MARCH 31, 2007	SEPTEMBER 30, 2006
Assets:
Grocery sales	$940,698	$927,510
Shopping center rentals	120,626	121,083
Fluid dairy	27,186	28,125
Elimination of intercompany receivable	(1,046)	(1,744)

Total assets	$1,087,464	$1,074,974

Revenue from shopping center rentals is reported on the rental income, net line of the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales on the Condensed Consolidated Statements of Income.

For the three-month periods ended March 31, 2007 and March 25, 2006, respectively, the fluid dairy segment had $13.4 million and $12.2 million in sales to the grocery sales segment. The fluid dairy segment had $26.2 million and $24.5 million in sales to the grocery sales segment for the six-month periods ended March 31, 2007 and March 25, 2006, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. TAX CONTINGENCY SETTLEMENT

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the three- and six-month periods ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.1% for the six months ended March 31, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (73), North Carolina (65), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 31, 2007, the Company operated 47 in-store pharmacies and 39 fuel centers.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $24.3 million and $24.9 million for the fiscal quarters ended March 31, 2007 and March 25, 2006, respectively. For the six-month periods ended March 31, 2007 and March 25, 2006, vendor allowances applied as a reduction of merchandise costs totaled $45.9 million and $46.3 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.4 million for each of the fiscal quarters ended March 31, 2007 and March 25, 2006, respectively. For the six-month periods ended March 31, 2007 and March 25, 2006, vendor advertising allowances recorded as a reduction of advertising expense totaled $4.8 million and $4.6 million, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of its product advertising, which could increase or decrease our expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenues, as it has no way to measure whether such allowances directly generate revenue for its stores.

Tax Contingencies

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions it has taken are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax contingencies. The Company’s contingencies are adjusted in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of contingency provisions and changes to contingencies that the Company considers appropriate. Unfavorable settlement of any particular issue would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the three- and six-month periods ended March 31, 2007.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three- and six-month periods ended March 31, 2007 and March 25, 2006. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three- and six-month periods ended March 31, 2007 and March 25, 2006, comparable store sales include 194 and 193 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	MARCH 31, 2007	MARCH 25, 2006	MARCH 31, 2007	MARCH 25, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.5%	25.7%	24.2%	25.2%
Operating and administrative expenses	20.5%	21.3%	20.2%	21.2%
Rental income, net	0.2%	0.2%	0.2%	0.2%
Income from operations	4.2%	4.6%	4.2%	4.2%
Other income, net	0.1%	0.0%	0.1%	0.1%
Interest expense	1.8%	2.0%	1.8%	2.0%
Income before income taxes	2.5%	2.6%	2.5%	2.3%
Income taxes	0.5%	1.0%	0.7%	0.9%
Net income	2.0%	1.6%	1.8%	1.4%

Three Months Ended March 31, 2007 Compared to the Three Months Ended March 25, 2006

Net income for the second quarter of fiscal 2007 totaled $13.5 million, 43.1% higher than net income of $9.4 million earned for the second quarter of fiscal 2006. Total and comparable store sales increases were strong and gross profit dollars grew despite a decrease in gross profit as a percentage of sales. Settlement of a state income tax position decreased income tax expense by approximately $3.2 million during the second quarter of fiscal 2007.

Net Sales. Net sales increased 12.3% to $681.2 million for the three months ended March 31, 2007 from $606.6 million for the three months ended March 25, 2006. Ingles operated 196 stores at March 31, 2007, compared to 197 stores at March 25, 2006. Retail square footage was approximately 9.6 million at March 31, 2007 and 9.5 million at March 25, 2006. Sales improved in each department except video, with the largest percentage increases in the gasoline, pharmacy, deli and bakery departments. The Company operated six additional pharmacy departments and eight additional fuel centers at March 31, 2007 compared to March 25, 2006. Pharmacy sales increased due to an increase in the number of prescriptions. Increases in the Company’s deli and bakery departments reflect its customers’ desire for convenience and quality in prepared foods.

Grocery segment comparable store sales grew $71.9 million, or 12.4%, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Excluding gasoline sales, comparable store sales increased $48.1 million, or 8.9%, for the three months ended March 31, 2007. Total gasoline gallons sold increased approximately 62% while the average price per gas gallon was somewhat level comparing the March fiscal 2007 quarter to the same period of fiscal 2006.

Changes in grocery segment sales for the quarter ended March 31, 2007 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 25, 2006	$579,155
Comparable store sales increase (including gasoline)	71,875
Impact of stores opened in fiscal 2006 and 2007	2,827
Impact of stores closed in fiscal 2006 and 2007	(1,980)
Other	173

Total grocery sales for the three months ended March 31, 2007	$652,050

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.6 million or 5.9% in the March 2007 quarter compared to the March 2006 quarter. The sales increase is primarily attributable to an increase in the case volume of products sold which offset lower raw milk costs, which are generally passed on to customers in the pricing of milk products.

Gross Profit. Gross profit for the three-month period ended March 31, 2007 increased $11.0 million, or 7.1%, to $166.6 million, or 24.5% of sales, compared to $155.6 million, or 25.7% of sales, for the three-month period ended March 25, 2006.

Gross profit dollars increased due to the higher sales volume in the grocery segment. Gross profit as a percentage of sales decreased primarily due to higher relative sales growth in the gasoline and pharmacy departments, which generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.0% for the three months ended March 31, 2007 compared to 27.5% for the same quarter of last fiscal year. Increased competitive pressures, especially in gasoline, and food cost increases also contributed to lower grocery segment margins. The Company elected to accept lower margins in order to increase sales, maintain market share and keep prices low for its customers.

Gross profit for the Company’s milk processing subsidiary for the March 2007 quarter increased $1.1 million, or 21.5%, to $6.3 million, or 14.8% of sales, compared to $5.2 million, or 13.0% of sales, for the March 2006 quarter. Gross profit dollars increased due to higher case sales volume. Gross profit as a percentage of sales increased due to relatively level per-gallon margins applied to a lower per-gallon sales price.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $10.4 million, or 8.1%, to $139.5 million for the three months ended March 31, 2007, from $129.1 million for the three months ended March 25, 2006. As a percentage of sales, operating and administrative expenses decreased to 20.5% for the three months ended March 31, 2007 compared to 21.3% for the three months ended March 25, 2006. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$5.0	(0.26)%
Warehouse expense	$1.1	0.01%
Repairs and maintenance	$0.9	0.01%
Bank charges	$0.8	0.05%
Advertising and promotions	$0.8	0.04%
Insurance	$0.7	0.01%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments such as gasoline.

Warehouse expense increased due to additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Repairs and maintenance increased due to the replacement and upgrade of refrigeration equipment, product display and other store fixtures.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Advertising and promotion costs increased in the frequency of print advertising and in additional promotions to targeted holders of the Company’s Ingles Advantage Savings and Reward customer loyalty card.

Insurance expense increased due to increased employee health insurance costs.

Rental Income, Net. Rental income, net totaled $1.3 million for both the quarters ended March 31, 2007 and March 25, 2006. Overall tenant activity and shopping center expenses have been relatively stable over the past twelve months.

Other Income, Net. Other income, net increased $0.1 million to $0.2 million for the three-month period ended March 31, 2007 from $0.1 million for the three-month period ended March 25, 2006. The increase was due primarily to increased sales of waste paper and packaging, offset by decreased interest income.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended March 31, 2007 to $11.9 million from $12.2 million for the three-month period ended March 25, 2006. Total debt at March 31, 2007 was $548.1 million compared to $560.6 million at March 25, 2006.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 18.9% in the quarter ended March 31, 2007 compared to 39.7% in the quarter ended March 25, 2006 due to the settlement of a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for contingent income taxes by $3.2 million and reduced income tax expense by the same amount during the three months ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.3% for the three months ended March 31, 2007.

Net Income. Net income increased $4.1 million, or 43.1%, for the three-month period ended March 31, 2007 to $13.5 million compared to $9.4 million for the three-month period ended March 25, 2006. Net income, as a percentage of sales, was 2.0% for the quarter ended March 31, 2007 and 1.6% for the quarter ended March 25, 2006. Basic and diluted earnings per share for Class A Common Stock were $0.58 and $0.55 for the quarter ended March 31, 2007 compared to $0.41 and $0.38, respectively, for the quarter ended March 25, 2006. Basic and diluted earnings per share for Class B Common Stock were each $0.53 for the quarter ended March 31, 2007 compared to $0.37 of basic and diluted earnings per share for the quarter ended March 25, 2006.

Six Months Ended March 31, 2007 Compared to the Six Months Ended March 25, 2006

Net income for the first six months of fiscal 2007 totaled $24.7 million, 43.4% higher than net income of $17.2 million earned for the first six months of fiscal 2006. Total and comparable store sales increases were strong and gross profit dollars grew despite a decrease in gross profit as a percentage of sales. Gross profit dollar growth exceeded operating expense growth by approximately $5.9 million. Settlement of a state income tax position decreased income tax expense by approximately $3.2 million during the second quarter of fiscal 2007.

Net Sales. Net sales for the six months ended March 31, 2007 increased 11.1% to $1.37 billion, compared to $1.23 billion for the six months ended March 25, 2006. Sales improved in each department except video, with the largest percentage increases in the gasoline, pharmacy, and deli departments, as noted above in the three-month discussion.

Grocery segment comparable store sales for the period grew $133.7 million, or 11.4%. Excluding gasoline sales, comparable store sales increased $89.2 million, or 8.1%, for the six months ended March 31, 2007. Total gasoline gallons sold increased approximately 66% while the average price per gallon decreased approximately 4% comparing the March fiscal 2007 six months to the same period of fiscal 2006.

Changes in grocery segment sales for the six months ended March 31, 2007 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 25, 2006	$1,174,978
Comparable store sales increase (including gasoline)	133,701
Impact of stores opened in fiscal 2006 and 2007	4,523
Impact of stores closed in fiscal 2006 and 2007	(3,043)
Other	274

Total grocery sales for the six months ended March 31, 2007	$1,310,433

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.4 million, or 2.5%, in the six-month period ended March 31, 2007 compared to the six-month period ended March 25, 2006. The sales increase is primarily attributable to an increase in the case volume of products sold which offset lower raw milk costs in the six-month period ended March 31, 2007 compared to the six-month period ended March 25, 2006. Raw milk cost decreases are typically passed on to customers in the pricing of milk products.

The Company expects sales growth for the remainder of fiscal 2007 to approximate the rate of growth experienced in the first six months of this fiscal year. Sales growth for the remainder of fiscal year 2007 will be influenced to some extent by market fluctuations in the per gallon price of gasoline, and by the success of promotional efforts to retain and grow its customer base. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

In addition to the factors discussed above, the Company expects to accelerate the completion of new, remodeled or replacement stores and add additional fuel centers during the last six months of fiscal 2007.

Gross Profit. Gross profit for the six months ended March 31, 2007 increased $21.3 million, or 6.9%, to $331.4 million compared to $310.1 million, for the six months ended March 25, 2006. As a percent of sales, gross profit decreased to 24.2% for the six months ended March 31, 2007 from 25.2% for the six months ended March 25, 2006.

Gross profit dollars increased due to the higher sales volume in the grocery segment. Gross profit as a percentage of sales decreased primarily due to higher relative sales growth in the gasoline and pharmacy departments, which generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.6% for the six months ended March 31, 2007 compared to 26.9% for the same period of last fiscal year. Gasoline gross profit margin was lower in fiscal 2007 following historically higher margins experienced following the fall 2005 hurricanes. Increased competitive pressures and food cost increases also contributed to lower grocery segment margins. The Company elected to accept lower margins in order to increase sales, maintain market share and keep prices low for its customers.

Gross profit for the Company’s milk processing subsidiary for the six-month period ended March 31, 2007 increased $1.8 million, or 18.4%, to $11.6 million, or 14.1%, of sales compared to $9.8 million, or 12.4%, of sales for the six-month period ended March 25, 2006. Gross profit dollars increased due to higher case sales volume. Gross profit as a percentage of sales increased due to relatively level per-gallon margins applied to a lower per gallon sales price.

Operating and Administrative Expenses. Operating and administrative expenses increased $15.5 million, or 5.9%, to $276.0 million for the six months ended March 31, 2007, from $260.5 million for the six months ended March 25, 2006. As a percentage of sales, operating and administrative expenses decreased to 20.2% for the six-month period ended March 31, 2007 from 21.2% for the six-month period ended March 25, 2006. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$9.5	(0.20)%
Equipment rent expense	$(1.8)	(0.15)%
Repairs and maintenance	$1.8	0.03%
Warehouse expenses	$1.6	(0.02)%
Bank charges	$1.3	0.04%
Professional fees	$(1.3)	(0.12)%

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

Repairs and maintenance increased due to the replacement and upgrade of refrigeration equipment, product display and other store fixtures.

Warehouse expenses increased due to additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Professional fees decreased due to reduced audit and compliance costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 that occurred late in fiscal 2005 and the first six months of fiscal 2006.

Rental Income, Net. Rental income, net decreased $0.3 million to $2.3 million for the six-month period ended March 31, 2007 from $2.6 million in the March 2006 comparable period due to an increase in shopping center expenses. Tenant activity has been relatively stable over the past twelve months.

Other Income, Net. Other income, net totaled $0.9 million and $0.8 million for the six-month periods ended March 31, 2007 and March 25, 2006, respectively. Losses on assets taken out of service were offset by increased sales of waste paper and packaging.

Interest Expense. Interest expense decreased $0.7 million to $23.9 million for the six months ended March 31, 2007 from $24.6 million for the six months ended March 25, 2006 due primarily to $12.5 million of principal debt repayment during the twelve months ended March 31, 2007.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 28.9% for the six-month period ended March 31, 2007 compared to 39.5% for the six-month period ended March 25, 2006 due to the settlement of a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for contingent income taxes by $3.2 million and reduced income tax expense by the same amount during the six months ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.1% for the six months ended March 31, 2007.

Net Income. Net income increased $7.5 million, or 43.4%, for the six-month period ended March 31, 2007 to $24.7 million compared to $17.2 million for the six-month period ended March 25, 2006. Net income, as a percentage of sales, was 1.8% for the six-month period ended March 2007 and 1.4% for the March 2006 comparable period. Basic and diluted earnings per share for Class A Common Stock were $1.06 and $1.01 for the six-month period ended March 31, 2007 compared to $0.74 and $0.70, respectively, for the March 2006 comparable period. Basic and diluted earnings per share for Class B Common Stock were each $0.96 for the fiscal period ended March 31, 2007 compared to $0.67 of basic and diluted earnings per share for the March 2006 comparable period.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and a broad selection of competitively priced products. Therefore, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, the relocation of selected existing stores to larger, more convenient locations and the completion of minor remodeling of its remaining existing stores. The Company will also add fuel centers and other products complementary to grocery sales where market conditions and real estate considerations warrant.

Capital expenditures totaled $42.7 million for the six-month period ended March 31, 2007, including the completion of one new store, one remodeled store, one convenience store/fuel center, the purchase of six future store sites, and the addition of two fuel centers and pharmacies to existing store locations. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2007 and in fiscal 2008.

Ingles’ capital expenditure plans for all of fiscal 2007 include investments of approximately $100 million. For the balance of fiscal 2007, the Company plans to open two remodeled and three replacement stores, and add approximately three new fuel stations at existing stores. Expenditure plans will also include investments in stores expected to open in fiscal 2008, as well as technology improvements, upgrading and replacing existing store equipment, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at March 31, 2007 totaled $26.0 million.

Liquidity

The Company generated net cash from operations of $52.8 million for the six months ended March 31, 2007 compared to $30.6 million for the comparable 2006 period. In addition to the $7.5 million increase in net income over the comparative six-month periods, inventory increased $13.5 million during the six months ended March 31, 2007 to support increased growth.

Cash used by investing activities for the six-month period ended March 31, 2007 totaled $42.2 million, comprised primarily of $42.7 million of capital expenditures during the period, partially offset by $0.5 million of proceeds from the sale of assets.

Cash used by financing activities during the six-month period ended March 31, 2007 totaled $15.7 million, including principal payments on long-term debt of $5.9 million, dividend payments of $7.7 million and net repayments on line of credit borrowings of $2.3 million.

At March 31, 2007, the Company had committed lines of credit with six banks totaling $150.0 million. $1.6 million was borrowed under the lines of credit at March 31, 2007; in addition, unused letters of credit totaling $15.7 million reduced the amount available to be drawn under these lines to $132.7 million at March 31, 2007. The lines of credit mature in October 2007 and February 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at March 31, 2007.

At March 31, 2007, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a redemption premium of 104.438%. The redemption premium decreases to 102.903% on December 1, 2007 and to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at December 30, 2006.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 31, 2007, the Company had unencumbered real property and equipment with a net book value of approximately $497.3 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors, and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $113.9 million based on tangible net worth at March 31, 2007. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Company’s senior subordinated debt. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

	Three Months Ended		Twelve Months Ended
	MARCH 31, 2007	MARCH 25, 2006	MARCH 31, 2007	MARCH 25, 2006
All items	4.7%	4.3%	2.8%	3.4%
Food and beverages	7.4%	2.7%	3.3%	2.6%
Energy	22.9%	21.8%	4.4%	17.3%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2006. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of March 31, 2007.

(b) Changes in Internal Control over Financial Reporting

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 5.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 13, 2007. At this meeting, the Company’s stockholders voted on the following proposals:

1.	Elect nine members of the Board of Directors by holders of Class A Common Stock and Class B Common Stock to serve until the 2008 Annual Meeting of Stockholders:

Name	Common Stock	Votes For	Votes Withheld
Fred D. Ayers	Class A	11,026,042	185,985
John O. Pollard	Class A	10,651,481	560,546
Ronald B. Freeman	Class B	12,114,709	—
Charles L. Gaither, Jr.	Class B	12,114,709	—
Robert P. Ingle	Class B	12,114,709	—
Robert P. Ingle, II	Class B	12,114,709	—
James W. Lanning	Class B	12,114,559	150
Charles E. Russell	Class B	12,114,709	—
Laura Ingle Sharp	Class B	12,114,709	—

2.	Consider and vote on a stockholder proposal for the Board of Directors to establish a policy requiring each independent director to invest at least 20% of his Ingles compensation in shares of the Company:

	Class A	Class B
For	550,893	195,209
Against	8,018,216	11,919,500
Abstain	67,764	—
Broker non-votes	2,575,154	—

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 4, 2007	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: May 4, 2007	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer