Form 10-Q
period 2007-06-30
INGLES MARKETS INC
filed 2007-08-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 30, 2007, the Registrant had 12,346,410 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,164,851 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	JUNE 30, 2007	SEPTEMBER 30, 2006
ASSETS

Current Assets:
Cash and Cash Equivalents	$17,244,597	$17,540,306
Receivables	44,934,700	43,593,653
Inventories	231,570,736	215,368,516
Other Current Assets	9,855,915	9,315,413

Total Current Assets	303,605,948	285,817,888
Property and Equipment – Net	820,222,868	771,627,871
Other Assets	12,419,911	17,527,783

Total Assets	$1,136,248,727	$1,074,973,542

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$52,361,755	$33,665,969
Accounts payable - trade	140,930,864	112,269,275
Accrued expenses and current portion of other long-term liabilities	64,328,269	72,925,571

Total Current Liabilities	257,620,888	218,860,815
Deferred Income Taxes	37,268,578	22,672,578
Long-Term Debt	498,251,565	522,649,069
Other Long-Term Liabilities	5,337,852	6,118,193

Total Liabilities	798,478,883	770,300,655

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,346,408 shares issued and outstanding June 30, 2007; 12,176,485 shares issued and outstanding September 30, 2006	617,320	608,824
Class B, $0.05 par value; 100,000,000 shares authorized; 12,164,851 shares issued and outstanding June 30, 2007; 12,321,774 shares issued and outstanding September 30, 2006	608,243	616,089
Paid-in capital in excess of par value	118,165,637	117,911,423
Retained earnings	218,378,644	185,536,551

Total Stockholders’ Equity	337,769,844	304,672,887

Total Liabilities and Stockholders’ Equity	$1,136,248,727	$1,074,973,542

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006
Net sales	$738,695,131	$659,212,015
Cost of goods sold	563,466,947	495,018,993

Gross profit	175,228,184	164,193,022
Operating and administrative expenses	141,786,968	132,164,105
Rental income, net	1,248,327	1,431,531

Income from operations	34,689,543	33,460,448
Other income, net	8,460,820	445,850
Interest expense	11,861,469	12,184,329

Income before income taxes	31,288,894	21,721,969

Income tax expense (benefit):
Current	(6,906,000)	9,170,000
Deferred	18,449,000	(1,290,000)

	11,543,000	7,880,000

Net income	$19,745,894	$13,841,969

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.84	$0.59

Diluted earnings per common share	$0.81	$0.57

Class B Common Stock
Basic earnings per common share	$0.77	$0.54

Diluted earnings per common share	$0.77	$0.54

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006
Net sales	$2,105,557,730	$1,889,255,406
Cost of goods sold	1,598,898,669	1,414,999,962

Gross profit	506,659,061	474,255,444
Operating and administrative expenses	417,749,019	392,647,333
Rental income, net	3,551,833	4,016,501

Income from operations	92,461,875	85,624,612
Other income, net	9,315,944	1,265,643
Interest expense	35,802,596	36,736,831

Income before income taxes	65,975,223	50,153,424

Income tax expense (benefit):
Current	7,214,000	26,170,000
Deferred	14,341,000	(7,070,000)

	21,555,000	19,100,000

Net income	$44,420,223	$31,053,424

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.90	$1.33

Diluted earnings per common share	$1.81	$1.27

Class B Common Stock
Basic earnings per common share	$1.73	$1.21

Diluted earnings per common share	$1.73	$1.21

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 30, 2007 AND JUNE 24, 2006

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	31,053,424	31,053,424
Cash dividends	—	—	—	—	—	(11,554,298)	(11,554,298)
Exercise of stock options	52,550	2,628	—	—	651,707	—	654,335
Common stock conversions	41,867	2,093	(41,867)	(2,093)	—	—	—

Balance, June 24, 2006	12,175,135	$608,757	12,323,124	$616,157	$117,911,423	$177,865,787	$297,002,124

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	44,420,223	44,420,223
Cash dividends	—	—	—	—	—	(11,578,130)	(11,578,130)
Exercise of stock options	13,000	650	—	—	254,214	—	254,864
Common stock conversions	156,923	7,846	(156,923)	(7,846)	—	—	—

Balance, June 30, 2007	12,346,408	$617,320	12,164,851	$608,243	$118,165,637	$218,378,644	$337,769,844

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006
Cash Flows from Operating Activities:
Net income	$44,420,223	$31,053,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,794,403	44,380,418
Amortization of deferred gain on sale/leasebacks	(38,079)	(83,771)
(Gain) loss on disposals of property and equipment	(6,930,568)	41,627
Receipt of advance payments on purchase contracts	3,645,153	1,674,403
Recognition of advance payments on purchase contracts	(2,936,750)	(1,930,825)
Deferred income taxes	14,341,000	(7,070,000)
Changes in operating assets and liabilities:
Receivables	(3,441,047)	(438,067)
Inventory	(16,202,220)	(12,641,382)
Other assets	5,856,370	(2,341,666)
Accounts payable and accrued expenses	15,561,177	10,103,027

Net Cash Provided by Operating Activities	99,069,662	62,747,188

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	14,060,732	628,586
Capital expenditures	(96,401,120)	(66,838,102)

Net Cash Used in Investing Activities	(82,340,388)	(66,209,516)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	324,038,400	—
Payments on short-term borrowings	(302,838,400)	—
Principal payments on long-term debt	(26,901,717)	(13,983,106)
Proceeds from exercise of stock options	254,864	654,335
Dividends paid	(11,578,130)	(11,554,298)

Net Cash Used in Financing Activities	(17,024,983)	(24,883,069)

Net Decrease in Cash and Cash Equivalents	(295,709)	(28,345,397)
Cash and cash equivalents at beginning of period	17,540,306	50,626,448

Cash and Cash Equivalents at End of Period	$17,244,597	$22,281,051

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 30, 2007 and June 24, 2006

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 30, 2007, the results of operations for the three-month and nine-month periods ended June 30, 2007 and June 24, 2006, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 30, 2007 and June 24, 2006. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2006 and the Form 10-Q for the fiscal quarter ended June 24, 2006, filed by the Company under the Securities Exchange Act of 1934 on December 1, 2006, and July 31, 2006, respectively.

The results of operations for the three-month and nine-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 24, 2006 have been reclassified to conform to the current year presentation in the accompanying financial statements.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $959,000 and $845,000 at June 30, 2007 and September 30, 2006, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	JUNE 30, 2007	SEPTEMBER 30, 2006
Property, payroll, and other taxes payable	$15,342,640	$17,865,518
Salaries, wages and bonuses payable	19,466,863	19,602,902
Self-insurance liabilities	9,571,766	8,524,499
Interest	3,837,250	11,855,031
Income taxes	3,088,365	2,175,447
Other	13,021,385	12,902,174

	$64,328,269	$72,925,571

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.6 million and $4.2 million for each of the three-month periods ended June 30, 2007 and June 24, 2006, respectively. For the nine-month periods ended June 30, 2007 and June 24, 2006, employee insurance expense, net of employee contributions, totaled $17.2 million and $15.5 million, respectively.

E. LONG-TERM DEBT

At June 30, 2007, the Company had lines of credit with six banks totaling $150.0 million, of which $25.1 million was outstanding at June 30, 2007. The lines of credit mature between October 2007 and February 2010. At June 30, 2007, the Company had issued $21.3 million in unused letters of credit that reduced the amounts available to be drawn under its lines of credit. The letters of credit mature from September 2007 to May 2008. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 30, 2007.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $130.1 million, based on tangible net worth at June 30, 2007. As of June 30, 2007, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 26, 2007, January 30, 2007 and October 26, 2006 to stockholders of record on April 12, 2007, January 16, 2007 and October 12, 2006, respectively.

G. COMMON STOCK AND CALCULATION OF EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A which is publicly traded, and Class B, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. During the nine months ended June 30, 2007, 156,923 shares of Class B Common Stock were converted to Class A Common Stock, including 125,000 shares of Class B Common Stock owned by the Ingles Investment/Profit Sharing Plan (the “Plan”). The Plan then sold the Class A Common Stock to meet distribution and asset diversification requests from Plan participants. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

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

	THREE MONTHS ENDED JUNE 30, 2007		NINE MONTHS ENDED JUNE 30, 2007
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$10,412,733	$9,333,161	$23,283,816	$21,136,407
Conversion of Class B to Class A shares	9,332,311		21,134,423
Effect of assumed stock options exercised on allocated net income	850	(850)	1,984	(1,984)

Net income allocated, diluted	$19,745,894	$9,332,311	$44,420,223	$21,134,423

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,342,335	12,167,761	12,255,288	12,247,610
Conversion of Class B to Class A shares	12,167,761		12,247,610
Assumed stock options exercised	2,652		2,614

Weighted average shares outstanding, diluted	24,512,748	12,167,761	24,505,512	12,247,610

Earnings per share
Basic	$0.84	$0.77	$1.90	$1.73

Diluted	$0.81	$0.77	$1.81	$1.73

The per share amounts for the third quarter of fiscal 2006 and the nine months ended June 24, 2006 are based on the following amounts:

	THREE MONTHS ENDED JUNE 24, 2006		NINE MONTHS ENDED JUNE 24, 2006
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$7,206,366	$6,635,603	$16,128,524	$14,924,900
Conversion of Class B to Class A shares	6,634,395	—	14,918,417	—
Effect of assumed stock options exercised on allocated net income	1,208	(1,208)	6,483	(6,483)

Net income allocated, diluted	$13,841,969	$6,634,395	$31,053,424	$14,918,417

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,169,462	12,324,944	12,123,493	12,346,868
Conversion of Class B to Class A shares	12,324,944	—	12,346,868	—
Assumed stock options exercised	5,901	—	5,402	—

Weighted average shares outstanding, diluted	24,500,307	12,324,944	24,475,763	12,346,868

Earnings per share
Basic	$0.59	$0.54	$1.33	$1.21

Diluted	$0.57	$0.54	$1.27	$1.21

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006	JUNE 30, 2007	JUNE 24, 2006
Revenues from unaffiliated customers:
Grocery sales	$706,908	$632,196	$2,017,341	$1,807,174
Shopping center rentals	3,193	3,244	9,586	9,613
Fluid dairy	31,787	27,016	88,217	82,081

Total revenues from unaffiliated customers	$741,888	$662,456	$2,115,144	$1,898,868

Income from operations:
Grocery sales	$30,085	$29,047	$79,188	$73,409
Shopping center rentals	1,248	1,432	3,552	4,017
Fluid dairy	3,357	2,981	9,722	8,199

Total income from operations	$34,690	$33,460	$92,462	$85,625

	JUNE 30, 2007	SEPTEMBER 30, 2006
Assets:
Grocery sales	$989,983	$927,510
Shopping center rentals	120,626	121,083
Fluid dairy	27,777	28,125
Elimination of intercompany receivable	(2,137)	(1,744)

Total assets	$1,136,249	$1,074,974

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended June 30, 2007 and June 24, 2006, respectively, the fluid dairy segment had $14.1 million and $11.9 million in sales to the grocery sales segment. The fluid dairy segment had $40.3 million and $36.4 million in sales to the grocery sales segment for the nine-month periods ended June 30, 2007 and June 24, 2006, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. TAX CONTINGENCY SETTLEMENT

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the nine-month period ended June 30, 2007. Without this reduction, the effective tax rate would have been 38.2% for the nine months ended June 30, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 196 supermarkets in Georgia (73), North Carolina (65), South Carolina (35), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 30, 2007, the Company operated 49 in-store pharmacies and 42 fuel centers.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the initial purchase is sold. Vendor allowances applied as a reduction of merchandise costs totaled $23.3 million and $22.3 million for the fiscal quarters ended June 30, 2007 and June 24, 2006, respectively. For the nine-month periods ended June 30, 2007 and June 24, 2006, vendor allowances applied as a reduction of merchandise costs totaled $69.1 million and $68.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.8 million and $2.9 million for the fiscal quarters ended June 30, 2007 and June 24, 2006, respectively. For the nine-month periods ended June 30, 2007 and June 24, 2006, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.6 million and $7.5 million, respectively.

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

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the nine-month period ended June 30, 2007.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 30, 2007 and June 24, 2006. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 30, 2007 and June 24, 2006, comparable store sales include 194 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006	JUNE 30, 2007	JUNE 24, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.7%	24.9%	24.0%	25.1%
Operating and administrative expenses	19.2%	20.0%	19.8%	20.8%
Rental income, net	0.2%	0.2%	0.2%	0.2%
Income from operations	4.7%	5.1%	4.4%	4.5%
Other income, net	1.2%	0.1%	0.4%	0.1%
Interest expense	1.6%	1.9%	1.7%	2.0%
Income taxes	1.6%	1.2%	1.0%	1.0%
Net income	2.7%	2.1%	2.1%	1.6%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 24, 2006

Net income for the third quarter of fiscal 2007 totaled $19.7 million, 42.6% higher than net income of $13.8 million earned for the third quarter of fiscal 2006. Total and comparable store sales increases were strong and gross profit dollars grew despite a decrease in gross profit as a percentage of sales. During the current quarter, the Company also sold a shopping center in which it no longer operated a store and recognized an after-tax gain of approximately $4.9 million.

Net Sales. Net sales increased 12.1% to $738.7 million for the three months ended June 30, 2007 from $659.2 million for the three months ended June 24, 2006. Ingles operated 196 stores at June 30, 2007, compared to 197 stores at June 24, 2006. Retail square footage was approximately 9.6 million at June 30, 2007 and at June 24, 2006. Sales improved in each department except video, with the largest percentage increases in the gasoline, produce, deli and bakery departments. The Company operated eight additional fuel centers at June 30, 2007 compared to June 24, 2006. Produce sales increased due to increased customer demand for fresh and organic produce and due to general increases in the cost of produce. Increases in the Company’s deli and bakery departments reflect its customers’ desire for convenience and quality in prepared foods.

Grocery segment comparable store sales grew $74.7 million, or 11.9%, in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006. Excluding gasoline sales, comparable store sales increased $53.3 million, or 9.4%, for the three months ended June 30, 2007. Total gasoline gallons sold increased approximately 27% while the average price per gas gallon was approximately 16 cents higher comparing the June fiscal 2007 quarter to the same period of fiscal 2006.

Changes in grocery segment sales for the quarter ended June 30, 2007 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 24, 2006	$632,196
Comparable store sales increase (including gasoline)	74,715
Impact of stores opened in fiscal 2006 and 2007	2,110
Impact of stores closed in fiscal 2006 and 2007	(2,192)
Other	79

Total grocery sales for the three months ended June 30, 2007	$706,908

Net sales to outside parties for the Company’s milk processing subsidiary increased $4.8 million or 17.7% in the June 2007 quarter compared to the June 2006 quarter. The sales increase is primarily attributable to a sharp increase in raw milk costs, which are generally passed on to customers in the pricing of milk products. Sales volume growth in gallons was approximately 1%.

Gross Profit. Gross profit for the three-month period ended June 30, 2007 increased $11.0 million or 6.7% to $175.2 million, or 23.7% of sales, compared to $164.2 million, or 24.9% of sales, for the three-month period ended June 24, 2006.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2007 quarter due primarily to higher relative sales growth in the gasoline department that has lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.6% for the three months ended June 30, 2007 compared to 27.2% for the same quarter of last fiscal year. Increased competitive pressures and food cost increases also contributed to lower grocery segment margins. The Company elected to accept lower margins in order to increase sales, maintain market share and keep prices low for its customers.

Gross profit for the Company’s milk processing subsidiary for the June 2007 quarter increased $0.4 million or 7.2% to $6.0 million, or 13.1% of sales, compared to $5.6 million, or 14.4% of sales for the June 2006 quarter. Per gallon margins were somewhat level, resulting in a lower gross profit as a percentage of sales as the sales price per gallon increased.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $9.6 million or 7.3% to $141.8 million for the three months ended June 30, 2007, from $132.2 million for the three months ended June 24, 2006. As a percentage of sales, operating and administrative expenses decreased to 19.2% for the three months ended June 30, 2007 compared to 20.0% for the three months ended June 24, 2006.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$5.3	(0.22)%
Insurance	$1.2	0.08%
Building and land rent expense	$(1.1)	(0.23)%
Utilities and fuel	$0.7	(0.06)%
Warehouse expense	$0.7	(0.04)%
Store supplies	$0.5	(0.02)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased slightly as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments, such as gasoline.

Insurance expense increased due to a higher level of employee health insurance and workers compensation claims.

Building and land rent expense decreased due to the expiration, cancellation or sublease of lease obligations on former store properties.

Utility and fuel expenses increased due to increases in market energy prices.

Warehouse expense increased due to additional labor costs needed to process increased volume of both incoming and outgoing product shipments and due to additional depreciation expense on replacement vehicles in the Company’s delivery fleet.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Rental Income, Net. Rental income, net decreased $0.2 million to $1.2 million for the June 2007 quarter from $1.4 million for the June 2006 quarter due to a decrease in gross rental income and an increase in shopping center expenses.

Other Income, Net. Other income, net totaled $8.5 million for the three-month period ended June 30, 2007, including a pre-tax gain of approximately $7.9 million on the sale of a shopping center in which the Company no longer operated a store. Other income totaled $0.4 million for the three-month period ended June 24, 2006.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended June 30, 2007 to $11.9 million from $12.2 million for the three-month period ended June 24, 2006. Total debt at June 2007 was $550.6 million compared to $555.4 million at June 2006.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 36.9% in the June 2007 quarter compared to 36.3% in the June 2006 quarter due to lower amounts of tax exempt interest income and lower deductions related to the exercise of employee stock options.

Net Income. Net income increased $5.9 million or 42.6% for the three-month period ended June 30, 2007 to $19.7 million compared to $13.8 million for the three-month period ended June 24, 2006. Net income, as a percentage of sales, was 2.7% for the June 2007 quarter and 2.1% for the June 2006 quarter. The increase in net income is attributed to the gain on sale on the former store property, increased sales and gross profit, and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $0.84 and $0.81 for the June 2007 quarter compared to $0.59 and $0.57, respectively, for the June 2006 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.77 for the June 2007 quarter compared to $0.54 for the June 2006 quarter.

Nine Months Ended June 30, 2007 Compared to the Nine Months Ended June 24, 2006

Net income for the first nine months of fiscal 2007 totaled $44.4 million, 43.0% higher than net income of $31.1 million earned for the first nine months of fiscal 2006. The $44.4 million of nine-month net income exceeds total net income of $42.6 million for the entire fiscal year ended September, 2006. Total and comparable store sales increases were strong and gross profit dollars grew despite a decrease in gross profit as a percentage of sales. Gross profit dollar growth exceeded operating expense growth by approximately $7.3 million. Settlement of a state income tax position during the second quarter of fiscal 2007 and the previously disclosed property gain during the third quarter of fiscal 2007 also contributed to increased net income.

Net Sales. Net sales for the nine months ended June 30, 2007 increased 11.5% to $2.11 billion, compared to $1.89 billion for the nine months ended June 24, 2006. Sales improved in each department except video, with the largest percentage increases in the gasoline, pharmacy, and deli departments, as noted above in the three-month discussion. Pharmacy revenues increased due to an increase in the number of prescriptions.

Grocery segment comparable store sales for the period grew $208.4 million, or 11.6%. Excluding gasoline sales, comparable store sales increased $142.4 million, or 8.6%, for the nine months ended June 30, 2007. Total gasoline gallons sold increased approximately 50% while the average price per gallon was somewhat level comparing the June fiscal 2007 nine months to the same period of fiscal 2006.

Changes in grocery segment sales for the nine months ended June 30, 2007 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 24, 2006	$1,807,174
Comparable store sales increase (including gasoline)	208,351
Impact of stores opened in fiscal 2006 and 2007	6,633
Impact of stores closed in fiscal 2006 and 2007	(5,235)
Other	418

Total grocery sales for the nine months ended June 30, 2007	$2,017,341

Net sales to outside parties for the Company’s milk processing subsidiary increased $6.1 million or 7.5% in the June 2007 nine-month period compared to the June 2006 nine-month period. The increase is attributable to both volume growth and the increase in the price of raw milk which began during the third quarter of fiscal year 2007.

The Company expects continued weekly sales growth for the remainder of fiscal year 2007 to approximate sales growth achieved during the first three quarters of the current fiscal year. The Company’s fourth fiscal 2007 quarter will have 13 weeks compared to 14 weeks in the fourth quarter of fiscal 2006.

Gross Profit. Gross profit for the nine months ended June 30, 2007 increased $32.4 million or 6.8% to $506.7 million compared to $474.3 million, for the nine months ended June 24, 2006. As a percentage of sales, gross profit decreased to 24.1% for the nine months ended June 30, 2007 from 25.1% for the nine months ended June 24, 2006.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2007 nine month period due primarily to higher sales growth in the gasoline and pharmacy departments. These departments generally have lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.7% for the nine months ended June 30, 2007 compared to 27.0% for the same period of last fiscal year. Increased competitive pressures and food cost increases also contributed to lower grocery segment margins. The Company elected to accept lower margins in order to increase sales, maintain market share and keep prices low for its customers.

Gross profit for the Company’s milk processing subsidiary increased $2.2 million or 14.3% for the June 2007 nine-month period compared to the June 2006 nine-month period. Gross profit dollars increased due to higher case sales volume and increases per gallon margins during the first six months of fiscal 2007.

Operating and Administrative Expenses. Operating and administrative expenses increased $25.1 million or 6.4% to $417.7 million for the nine months ended June 30, 2007, from $392.6 million for the nine months ended June 24, 2006. As a percentage of sales, operating and administrative expenses decreased to 19.8% for the June 2007 nine-month period from 20.8% for the same period last year.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$14.8	(0.21)%
Equipment rent expense	$(2.3)	(0.12)%
Warehouse expense	$2.3	(0.03)%
Repairs and maintenance	$2.2	(0.01)%
Bank charges	$1.8	0.02%
Building and land rent expense	$(1.8)	(0.16)%

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

Building and land rent expense decreased due to the expiration, cancellation or sublease of lease obligations on former store properties.

Rental Income, Net. Rental income, net decreased $0.5 million to $3.5 million in the June 2007 nine-month period from $4.0 million in the June 2006 comparable period due to a decrease in gross rental income and an increase in shopping center expenses.

Other Income, Net. Other income, net totaled $9.3 million for the nine-month period ended June 30, 2007, including a pre-tax gain of approximately $7.9 million on the sale of a shopping center in which the Company no longer operated a store. Increased sales of waste paper and packaging also contributed to the increase.

Interest Expense. Interest expense decreased $0.9 million to $35.8 million for the nine months ended June 30, 2007 from $36.7 million for the nine months ended June 24, 2006. Principal repayments on higher-rate mortgage debt totaled $26.9 million for the nine months ended June 30, 2007, somewhat offset by net borrowings under line of credit agreements totaling $21.2 million for the same period.

Income Taxes. Income tax expense as a percentage of pre-tax income was 32.7% in the June 2007 nine-month period compared to 38.1% in the June 2006 nine-month period. During the second quarter of fiscal 2007, the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for contingent income taxes by $3.2 million and reduced income tax expense by the same amount during that quarter. Without this reduction, the effective tax rate would have been 38.2% for the nine months ended June 30, 2007.

Net Income. Net income increased $13.3 million or 43.0% for the nine-month period ended June 30, 2007 to $44.4 million compared to $31.1 million for the nine-month period ended June 24, 2006. Net income, as a percentage of sales, was 2.1% for the June 2007 nine-month period and 1.6% for the June 2006 nine-month period. Basic and diluted earnings per share for Class A Common Stock were $1.90 and $1.81 for the nine months ended June 2007 compared to $1.33 and $1.27, respectively, for the nine months ended June 2006. Basic and diluted earnings per share for Class B Common Stock were each $1.73 for the nine months ended June 2007 compared to $1.21 of basic and diluted earnings per share for the nine months ended June 2006.

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

Capital expenditures totaled $96.4 million for the nine-month period ended June 30, 2007, including the completion of one new store, two remodeled stores, one replacement store, one convenience store/fuel center, and the purchase of 11 land parcels for future store and distribution development. In addition, the Company added three pharmacies and six fuel centers either in conjunction with the store development mentioned above or to existing locations. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2007 and in fiscal 2008.

Ingles’ capital expenditure plans for all of fiscal 2007 include investments of approximately $120 million. For the balance of fiscal 2007, the Company plans to complete one owned remodeled store, one new owned store, one leased replacement store and purchase two sites for future store and fluid dairy expansion. Expenditure plans also include the addition of two fuel stations and one pharmacy to existing stores. Further expenditures include investments in stores expected to open in fiscal 2008 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $100 to $110 million going forward in order to maintain a modern store base. The number of projects may fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at June 30, 2007 totaled $31.1 million.

Liquidity

The Company generated net cash from operations of $99.0 million in the June 2007 nine-month period compared to $62.7 million for the comparable 2006 period. In addition to the $13.4 million increase in net income over the comparative nine-month periods, inventory increased $16.2 million during the nine months ended June 30, 2007 to support increased growth.

Cash used by investing activities for the June 2007 nine-month period totaled $82.3 million comprised primarily of $96.4 million of capital expenditures during the period, partially offset by $14.1 million of proceeds from the sale of assets.

Cash used by financing activities during the June 2007 nine-month period totaled $17.0 million including principal payments on long-term debt of $26.9 million and dividend payments of $11.6 million offset primarily by net borrowings under committed lines of credit totaling $21.2 million.

At June 30, 2007, the Company had committed lines of credit with six banks totaling $150.0 million. $25.1 million was borrowed under the lines of credit at June 30, 2007; in addition, unused letters of credit totaling $21.3 million reduced the amount available to be drawn under these lines to $103.6 million at June 30, 2007. The lines of credit mature in October 2007 and February 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at June 30, 2007.

At June 30, 2007, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a redemption premium of 104.438%. The redemption premium decreases to 102.903% on December 1, 2007 and to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at June 30, 2007.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 30, 2007, the Company had unencumbered real property and equipment with a net book value of approximately $555.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $130.1 million based on tangible net worth at June 30, 2007. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

	THREE MONTHS ENDED		TWELVE MONTHS ENDED
	JUNE 30, 2007	JUNE 24, 2006	JUNE 30, 2007	JUNE 24, 2006
All items	5.2%	5.1%	2.7%	4.3%
Food and beverages	4.9%	1.9%	4.0%	2.2%
Energy	32.9%	23.8%	4.6%	23.3%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2006. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 30, 2007.

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

INGLES MARKETS, INCORPORATED

Date: August 3, 2007	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: August 3, 2007	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer