Form 10-K
period 2007-09-29
INGLES MARKETS INC
filed 2007-11-28
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-14706

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2913 U.S. Hwy. 70 West, Black Mountain, NC	28711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (828) 669-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.05 par value Class B Common Stock, $0.05 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒ .

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

As of March 31, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on the Nasdaq Stock Market’s National Market on March 30, 2007, was approximately $508.3 million. As of November 21, 2007, the registrant had 12,355,783 shares of Class A Common Stock outstanding and 12,156,476 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form.

This Annual Report (including the documents incorporated herein by reference) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in particular, the information appearing under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The words “estimate,” “expect,” “anticipate,” “intend,” “project,” “plan,” “forecast,” “foresee,” “likely,” “goal,” “target,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include: business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board (FASB).

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report. The Company undertakes no obligation to publicly update or revise forward-looking statements to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. The Company believes that it was the first supermarket in many of its target communities and was therefore able to secure favorable locations and a loyal customer base. The Company remodels, expands and relocates stores in these communities and builds stores in new locations to retain and grow its customer base with an enhanced “one stop” product offering while retaining a high level of customer service and convenience. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including expanded perishable departments featuring organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items to provide a “one-stop” shopping experience.

The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $382 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. Typically, new and expanded stores occupy at least 65,000 square feet. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 280 miles of its 780,000 square foot warehouse and distribution center, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 53% of the goods the Company sells and the remaining 47% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 83% of the milk products sold by the Company’s supermarkets as well as a variety of orange and other fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 69% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue. Beginning in fiscal year 2005, organic milk products were added to the Company’s milk processing and packaging plant offerings for distribution to the Company’s supermarkets and to outside parties.

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 71 shopping centers, 55 of which contain an Ingles supermarket, and owns 82 additional properties that contain a free-standing Ingles store. The Company also owns fourteen undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

Ownership of store and shopping center locations provides flexibility in remodeling or expanding store properties and adding on-site fuel centers, touch-free car washes and garden centers. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. Appreciation in real estate values can provide capital resources through loan collateral or property sales. Ingles believes that real estate ownership allows it to decrease its occupancy costs, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 29, 2007, Mr. Ingle owns or controls approximately 87% of the combined voting power and 48% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock deemed to be beneficially owned by Mr. Ingle as one of the trustees of the Company’s Investment/Profit Sharing Plan and Trust). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The Nasdaq Stock Market’s Global Market under the symbol “IMKTA.”

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	2007		2006		2005
Revenues from unaffiliated customers:
Grocery sales	$2,729.0	95.3%	$2,501.1	95.3%	$2,164.8	94.6%
Shopping center rentals	12.3	0.4%	12.7	0.5%	13.4	0.6%
Fluid dairy	122.6	4.3%	111.2	4.2%	109.1	4.8%

	$2,863.9	100.0%	$2,625.0	100.0%	$2,287.3	100.0%

Income from operations:
Grocery sales	$115.8	86.7%	$99.6	85.8%	$76.0	83.0%
Shopping center rentals	4.4	3.3%	5.0	4.3%	6.2	6.8%
Fluid dairy	13.3	10.0%	11.5	9.9%	9.3	10.2%

	133.5	100.0%	116.1	100.0%	91.5	100.0%

Other income (expense), net	3.0		1.8		2.3
Interest expense	46.7		49.8		50.9

Income before income taxes	$89.8		$68.1		$42.9

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 29, 2007, the Company operated 191 supermarkets under the name “Ingles,” and six supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor,” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. “Sav-Mor” stores are generally located in areas the Company has determined that demographics, target customer base and market potential could not support a full-service Ingles supermarket.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2007	2006	2005	2007	2006	2005
North Carolina	65	64	63	38%	38%	37%
South Carolina	36	35	35	19%	19%	17%
Georgia	73	75	76	34%	34%	35%
Tennessee	20	20	20	9%	9%	10%
Virginia	2	2	2	—	—	1%
Alabama	1	1	1	—	—	—

	197	197	197	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. During fiscal 2000, Ingles opened its first company-owned, in-store pharmacy and its first fuel station, “Ingles Gas Express.” At September 29, 2007, the Company operated 51 pharmacies and 44 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company also plans to continue to add fuel stations to existing stores based on an assessment of store performance, competition and site availability. The Company caters to the needs of its customers by offering extended hours, self-service checkout and prepaid purchasing cards. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2007	2006	2005	2004	2003
Weighted Average Sales Per Store (000’s) (1)	$13,870	$12,701	$11,040	$10,302	$9,582
Total Square Feet at End of Year (000’s)	9,728	9,585	9,468	9,251	9,236
Average Total Square Feet per Store	49,382	48,657	48,058	47,198	46,648
Average Square Feet of Selling Space per Store (2)	34,567	34,060	33,641	33,039	32,654
Weighted Average Sales per Square Foot of Selling Space (1) (2)	405	375	331	313	296

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and includes gasoline sales.
(2)	Selling space is estimated to be 70% of total store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a comprehensive and satisfying shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. In response to current customer preferences, the Company’s stores now carry a greater proportion of organic perishables. The Company’s full-service meat and seafood departments are generally staffed at all times to assist customers and are designed so that customers can see Ingles’ butchers at work. The Company features only USDA Choice beef, where many of its competitors feature lower grade USDA Select. Many of the Company’s stores offer fresh fruit cut on site by an associate available to assist customers. The Company emphasizes the freshness and quality of its produce, bakery and deli offerings by designing its departments with an open air market atmosphere. During fiscal year 2005, the Company’s fluid dairy plant began producing certified organic milk for sale in the Company’s supermarkets and to non-affiliated customers.

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. To accommodate this strategy, substantially all of the Company’s new and expanded stores cover at least 65,000 square feet. In the Company’s current store designs, in-store bakeries and delicatessens, prepared foods sections and gourmet coffee services are conveniently located near seating areas. In addition, book stores with reading areas and in-store pharmacies increase store traffic and enhance customer perception of a comprehensive and satisfying shopping experience. Most Ingles stores also offer domestic and imported wines and a wide selection of domestic, premium, and imported beers offered in walk-in coolers. The Company’s floral departments offer balloons, flowers and plants. The Company’s media departments feature new movie releases, reasonably priced computer software, snack items, and self-service photofinishing kiosks, all contained in an appealing display area decorated with a movie marquee and a monitor playing current videos. Customers can also purchase money orders, prepaid gift cards for use in Company stores and fuel stations, send/receive money wires from the customer service department or receive cash back at the check-out counter with a debit card. The Company offers both traditional and self-checkout registers.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli departments and in the meat department to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down café that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, Italian foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses, olives, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers. Some of the Company’s newer supermarkets contain a “power aisle” that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

The Company operates fuel stations at 44 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel. The Company has begun locating laser car washes and garden centers adjacent to fuel stations at some locations. The Company’s ownership of the majority of its store properties provides additional flexibility with respect to the addition and/or modification of these services.

Ingles intends to continue to increase sales of its proprietary brands, which typically carry higher margins than comparable branded products. The Company believes its current sales of proprietary brands represent a lower percentage of sales compared to many of its competitors. The Company currently carries four private label lines: “Laura Lynn,” its primary line named after the founder’s daughter, “Ingles Best,” “Bella Tavola” and “Harvest Farms.” Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers’ cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. Ingles introduced its Ingles Advantage Savings and Reward Card (the “Ingles Advantage Card”) at the beginning of fiscal 2004. The Ingles Advantage Card program is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns. The Ingles Advantage Card program facilitates marketing directly to different customer base segments via direct mail and Email offers specific to a particular segment. For fiscal year 2007, approximately 74% of total grocery sales were made to customers with the Ingles Advantage Card.

Purchasing and Distribution

The Company supplies approximately 53% of its supermarkets’ inventory requirements from its modern 780,000 square foot warehouse and distribution center from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facility contains sufficient capacity for the continued expansion of its store base for the foreseeable future. During fiscal 2007, the Company purchased 46 acres of land adjacent to its distribution facility for possible future expansion. This expansion could result in the construction of warehousing space for frozen foods, health, beauty, and cosmetic items as well as provide additional capacity for current warehoused items.

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

Approximately 11% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock, are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $241 million in fiscal 2007, $229 million in fiscal 2006 and $214 million in fiscal 2005. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $40 million in fiscal 2007, $37 million in fiscal 2006 and $35 million in fiscal 2005. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 29, 2007, which equals 1.3% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 36% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facility and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 108 tractors and 433 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution center. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its quality image merchandising strategy. The Company decides to complete a major remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A major remodel and expansion provides the quality of facilities and product offerings identical to that of a new store, capitalizing upon the existing customer base. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location for its customers and is more economical.

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

	2007	2006	2005	2004	2003
Number of Stores:
Opened (1)	2	1	4	2	4
Closed (1)	2	1	3	4	4
Major remodels and replacements	5	3	2	3	4
Minor remodels	0	0	0	2	3
Stores open at end of period	197	197	197	196	198
Size of Stores:
Less than 30,000 sq. ft.	16	16	15	16	16
30,000 up to 41,999 sq. ft.	46	48	52	53	55
42,000 up to 51,999 sq. ft.	31	31	31	32	34
At least 52,000 sq. ft.	104	102	99	95	93
Average store size (sq. ft.)	49,382	48,657	48,058	47,198	46,648

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community the store is located in and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Delhaize America, Inc.), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Also, the consumer trend of eating out has made restaurants another significant competitor for food dollars.

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

The Company’s strategy is to place its supermarkets in suburban areas, small towns and rural communities. Because the Company has operated in many of its markets longer than many of its competitors, it has been able to place its stores in prime locations. Furthermore, unlike many of its competitors, the Company owns property on which a majority of its stores are located, allowing it the flexibility to expand the store when needed.

By concentrating its operations within a relatively small geographic region, the Company is also positioned to more carefully monitor its markets, and the needs of its customers within those markets. The Company’s senior executives live and work in the Company’s operating region, thereby allowing management to quickly identify changes in needs and customer preference. Because of the Company’s size, store managers have direct access to corporate management and are able to receive quick decisions regarding requested changes in operations. The Company can then move quickly to make adjustments in its business in response to changes in the market and customer needs. The Ingles Advantage Card provides information to better understand the Company’s customers’ shopping patterns in various demographic categories and to develop targeted marketing programs based on this information.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in the Company’s market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Employees and Labor Relations

At September 29, 2007, the Company had approximately 17,000 employees, of which 91% were supermarket personnel. Approximately 56% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own “Laura Lynn” private label trademark, “The Ingles Advantage” service mark, and the “Ingles” service mark. These service marks and the trademark are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles. In addition, the Company uses the “Sealtest,” “Pet,” “Biltmore” and “Light N’ Lively” trademarks pursuant to agreements entered into in connection with its milk, fruit juice and spring water processing and packaging operations. The Company believes it has all material licenses and permits necessary to conduct its business.

The current expiration dates for significant trade and service marks are as follows: “Ingles”—December 9, 2015; “Laura Lynn”—March 13, 2014; and “The Ingles Advantage”—August 30, 2015. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has eight pending applications for additional trademarks or service marks.

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

Mr. Ingle’s share ownership represents approximately 87% of the combined voting power of all classes of the Company’s capital stock. As a result, Mr. Ingle has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, three of the Company’s nine directors are members of the Ingle family. Circumstances may occur in which the interests of Mr. Ingle could be in conflict with the interests of other holders of the Company’s Class A Common Stock and Class B Common Stock.

Various aspects of the Company’s business are subject to federal, state and local laws and regulations. The Company’s compliance with these regulations may require additional capital expenditures and could adversely affect the Company’s ability to conduct its business as planned.

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, pharmaceutical sales and gasoline station operations. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, the Company is prohibited from selling beer and wine in certain stores. The Company’s ownership and development of real estate and operation of gas stations may subject it to liability under state and federal environmental laws. Employers are also subject to law governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect its business, financial condition or results of operations. A number of federal, state and local laws exist which impose burdens or restrictions on owners with respect to access by disabled persons. Compliance with these laws may result in modifications to Company properties, or prevent certain further renovations, with respect to access by disabled persons.

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

The supermarket industry is and will remain highly competitive and is expected to be characterized by industry consolidation, continued competition from supercenters, and the development of smaller, more specialized stores. Furthermore, some of the Company’s competitors have greater financial resources and could use these financial resources to take measures, such as altering product mix or reducing prices, which could adversely affect the Company’s competitive position.

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

At September 29, 2007 the Company had total debt of $543.3 million. A significant potion of the Company’s cash flow is used to service indebtedness. At September 29, 2007 debt totaling $173.3 million was secured by real estate and equipment owned by the Company. This could limit the Company’s ability to dispose of mortgaged property without payment of the associated debt.

The Company expects to incur additional debt to support its growth and expansion plans. There can be no assurances that sources of financing will be available to the Company on acceptable terms or that new and expanded stores will generate sufficient cash flow to service any additional debt.

Disruptions in the efficient distribution of food products to the Company’s warehouse and stores may adversely affect the Company’s business.

The Company’s business could be adversely affected by disruptions in the efficient distribution of food products to the Company’s warehouse and to our stores. Such disruptions could be caused by, among other things, adverse weather conditions, food contamination recalls and civil unrest in foreign countries in which our suppliers do business.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item  2. PROPERTIES

Owned Properties

The Company owns and operates 71 shopping centers, 55 of which contain an Ingles supermarket, and owns 82 additional properties that contain a free-standing Ingles store. The Company also owns fourteen undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2007, the Company spent $41.3 million for the purchase of land. During fiscal 2007, the Company sold a shopping center in which it no longer operated a store, generating net proceeds of approximately $13.4 million and a pre-tax gain of approximately $7.9 million.

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

Size	Number
Less than 50,000 square feet	20
50,000 – 100,000 square feet	30
More than 100,000 square feet	21

Total	71

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution center. The property also includes truck servicing and fuel storage facilities. The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution center that is used to store seasonal and overflow items. The Company has also purchased a 46 acre site adjacent to its warehouse and distribution facility for possible future expansion.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns an 116,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 19.7 acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6 to the Consolidated Financial Statements of this report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 60 locations leased from various unaffiliated third parties. The Company also leases 15 supermarket facilities in which it is not currently operating, nine of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $8.18 per square foot. During fiscal years 2007, 2006 and 2005, the Company paid a total of $15.5 million, $16.5 million and $17.4 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 29, 2007, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2006 – 2021	7
2021 – 2040	10
2041 or after	58

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

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

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

As of November 21, 2007, there were approximately 698 holders of record of the Company’s Class A Common Stock and 165 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2007 Fiscal Year	High	Low
First Quarter (ended December 30, 2006)	$30.22	$25.64
Second Quarter (ended March 31, 2007)	$42.59	$30.84
Third Quarter (ended June 30, 2007)	$41.65	$32.95
Fourth Quarter (ended September 29, 2007)	$35.68	$25.24

2006 Fiscal Year	High	Low
First Quarter (ended December 24, 2005)	$17.30	$15.01
Second Quarter (ended March 25, 2006)	$17.44	$15.23
Third Quarter (ended June 24, 2006)	$18.55	$16.30
Fourth Quarter (ended September 30, 2006)	$27.07	$16.59

On November 21, 2007, the closing sales price of the Company’s Class A Common Stock on The Nasdaq Stock Market’s Global Market was $21.07 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-six fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2007 and fiscal 2006 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 25, 2007 to common stockholders of record on October 15, 2007.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of dividends is also subject to restrictions contained in certain financing arrangements. (See Note 6, “Long-Term Debt and Short-Term Loans” to the Consolidated Financial Statements of this Annual Report on Form 10-K.)

Equity Compensation Plan Information

The Company had a nonqualified stock option plan pursuant to which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock were reserved for issuance to the Company’s officers and other key employees until January 1, 2007. Accordingly, as of September 29, 2007, no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

The Company does not have any equity compensation plans not approved by its stockholders.

Stock Performance Graph

In accordance with the rules and regulations of the Securities and Exchange Commission, set forth below are a graph and accompanying tables comparing the cumulative total stockholder return on the Class A Common Stock to the cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company’s line of business for the five-year period ended September 29, 2007. The peer group consists of the following companies: Royal Ahold N.V., Delhaize S.A., Pathmark Stores, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., Whole Foods Market, Inc. and The Great Atlantic & Pacific Tea Company, Inc.

The graph and table assume that $100 was invested after the close of the market on September 28, 2002, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG INGLES MARKETS, INC., THE S & P 500 INDEX AND A PEER GROUP

*	$100 invested on 9/28/02 in stock or on 9/30/02 in index-including reinvestment of dividends. Index calculated on month-end basis.

Copyright © 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2003	2004	2005	2006	2007
Ingles Markets, Incorporated Class A Common Stock	$95.78	$126.56	$160.57	$294.22	$326.04
S&P 500 Comprehensive—Last Trading Day Index	$124.40	$141.65	$159.01	$176.17	$205.13
Expanded Peer Group	$111.58	$107.51	$136.32	$163.97	$198.16

*	Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 28, 2002.

Item 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s consolidated financial statements. The information should be read in conjunction with the information set forth below in Item 7 under the heading “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and in the Company’s Consolidated Financial Statements and Notes thereto included elsewhere herein.

	Selected Income Statement Data for the Year Ended September
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Net Sales	$2,851,593	$2,612,233	$2,273,941	$2,137,426	$1,991,093
Net Income	58,638	42,582	26,570	28,752	17,018
Diluted Earnings per Common Share
Class A	$2.39	$1.74	$1.10	$1.22	$0.74
Class B	2.28	1.66	1.05	1.17	0.71
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Current Assets	$305,593	$285,818	$304,457	$313,539	$320,271
Property and Equipment, net	839,732	771,628	744,162	738,219	739,023
Total Assets	1,155,272	1,074,974	1,066,005	1,063,687	1,075,450
Current Liabilities, including Current Portion of Long-Term Debt	250,468	218,861	200,876	188,741	187,659
Long-Term Liabilities, net of Current Portion (1)	518,484	528,767	557,035	572,843	611,532
Stockholders’ Equity	348,144	304,673	276,849	261,217	236,595

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of September 29, 2007, the Company operates 51 in-store pharmacies and 44 fuel centers.

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

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Consolidated Balance Sheets.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $91.6 million, $92.7 million, and $89.3 million for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $10.4 million, $8.8 million, and $8.7 million for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of the Company’s product advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenues, as such allowances do not directly generate revenue for the Company’s stores.

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

During the fiscal year 2007, the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the year ended September 29, 2007.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, included 52, 53 and 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $382 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 29, 2007 and September 30, 2006 comparable store sales include 194 and 192 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 215,000 and 139,000 for the fiscal years ended September 29, 2007 and September 30, 2006, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Gross profit	24.1	25.0	25.8
Operating and administrative expenses	19.8	20.6	22.0
Rental income, net	0.2	0.2	0.2
Gain (loss) on sale or disposal of assets	0.2	(0.2)	—
Income from operations	4.7	4.4	4.0
Other income (expense), net	0.1	0.1	0.1
Interest expense	1.6	1.9	2.2
Income before income taxes	3.2	2.6	1.9
Income taxes	1.1	1.0	0.7
Net income	2.1	1.6	1.2

Fiscal Year Ended September 29, 2007 Compared to the Fiscal Year Ended September 30, 2006

The Company achieved record sales, gross profit and net income for the fiscal year ended September 29, 2007. The predominant factor was increased sales. The sales increase encompassed most of the Company’s departments and included increases in comparable store sales, customer visits and average purchase per visit. Operating and administrative expense increases were controlled, resulting in improved cost leverage and additional operating income. A real estate sale and settlement of a state income tax position also contributed to higher net income.

Net Sales. Fiscal 2007 was the 43rd consecutive year Ingles achieved an increase in net sales. Net sales increased 9.2% to $2.852 billion for the fiscal year ended September 29, 2007 from $2.612 billion for the fiscal year ended September 30, 2006. Excluding gasoline sales, sales increased $161.5 million or 6.7% for the fiscal year ended September 29, 2007. Fiscal 2007 contained 52 weeks compared to 53 weeks in fiscal 2006. Adjusted for the difference in weeks, net sales increased 11.0%.

Grocery segment comparable store sales adjusted for the difference in weeks increased $268.7 million, or 11.0%, for the same period. Gasoline department sales increased due to a 39% increase in gallons sold, while the average sales price per gallon for fiscal 2007 was slightly lower than the comparable fiscal 2006 amount. Excluding gasoline sales and adjusting for the extra week in fiscal 2006, comparable store sales increased $187.8 million, or 8.4%, for the fiscal year ended September 29, 2007. During fiscal 2007, Ingles opened two new stores, closed two older stores and completed five remodeled or replacement stores. Retail square footage increased 1.5% to 9.7 million square feet at September 29, 2007, compared to 9.6 million square feet at September 30, 2006.

Changes in grocery segment sales for the fiscal year ended September 29, 2007 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 30, 2006	$2,501,003
Comparable store sales increase (including gasoline)	268,719
Impact of stores opened in fiscal 2006 and 2007	8,827
Impact of stores closed in fiscal 2006 and 2007	(7,064)
Other, including effect of 53rd week in fiscal 2006	(42,502)

Total grocery sales for the fiscal year ended September 29, 2007	$2,728,983

Net grocery segment sales increased in each of the Company’s ten product categories except for video, with the largest increases in gasoline, pharmacy, deli and produce. In general, net sales increases were driven by effective promotions, service execution and expanded product selections. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. Growth in the deli and produce departments reflect current customer preferences for greater selection in organic and meal replacement items, including rotisserie chicken and pork, cut fruit, made to order items and hot food offerings. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales as approximately 74% of grocery segment sales are to holders of the Ingles Advantage Card. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased 10.2% to $122.6 million for fiscal year 2007 compared to $111.2 million for fiscal year 2006. Much of the sales increase was attributable to a 22% increase in the average cost of raw milk, representing approximately 35 cents per gallon. Raw milk cost increases are generally passed through to higher sales prices. Case volume sales increased by approximately 0.4% during fiscal 2007 compared to fiscal 2006.

The Company expects continued sales growth in the upcoming fiscal year. The magnitude of expected growth could vary significantly due to volatility in the retail price of gasoline, overall food price inflation and changes in the mix of products sold by the Company. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and convenience-oriented products will also drive sales growth.

Gross Profit. Gross profit for the fiscal year ended September 29, 2007, increased $34.0 million or 5.2% to $686.2 million, or 24.1% of sales, compared to $652.2 million, or 25.0% of sales, for the fiscal year ended September 30, 2006.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for fiscal 2007. Inflation for food, beverages and energy (including retail gasoline) increased to a greater extent than overall inflation during fiscal 2007. In many instances, the Company elected to absorb cost increases and accept lower margins in order to increase market share and keep prices as low as possible for its customers. Approximately 90% of the Company’s grocery segment sales were at a lower gross margin in fiscal 2007 compared to fiscal 2006. In addition, the department with the highest percentage fiscal 2007 sales growth, gasoline, carries the lowest gross margin, putting further downward pressure on the Company’s gross margin. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.7% for fiscal year 2007 compared to 27.0% for fiscal year 2006.

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

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold, while others, like the Company, exclude a portion of the costs from gross profit, including these costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $27.4 million or 5.1% to $564.0 million for the year ended September 29, 2007, from $536.6 million for the year ended September 30, 2006. As a percentage of sales, operating and administrative expenses decreased to 19.8% for the fiscal year ended September 29, 2007, compared to 20.6% for the fiscal year ended September 30, 2006. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$17.3	(0.13)%
Equipment rent expense	$(2.9)	(0.11)%
Bank charges	$2.5	0.04%
Utility and fuel expense	$2.2	(0.05)%
Warehouse expense	$2.0	(0.04)%
Taxes and licenses	$1.7	(0.05)%
Store supplies	$1.5	(0.02)%

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

Taxes and licenses increased due to higher payroll taxes associated with increased labor costs and increased property taxes and a number of the Company’s store properties were revalued by taxing authorities in fiscal 2007.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Rental Income, Net. Rental income, net decreased $0.6 million to $4.4 million for the 2007 year from $5.0 million for the 2006 year. Gross rental income decreased $0.4 million, while shopping center expenses increased $0.2 million for the period. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, a number of drug store and retailer tenants have relocated to stand alone spaces. Finally, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products.

Gain (Loss) From Sale or Disposal of Assets. Gain (loss) from sale or disposal of assets increased $11.3 million from a loss of $4.4 million in fiscal 2006 to a gain of $6.9 million in fiscal 2007. During fiscal year 2007 the Company sold a shopping center in which it no longer operated a store at a pre-tax gain of approximately $7.9 million. During fiscal year 2006 the Company realized a loss of approximately $4.5 million on shopping center and store assets that were demolished or otherwise taken out of service in conjunction with the Company’s store relocation, closing and remodeling activities.

Other Income (Expense), Net. Other income (expense), net increased $1.3 million to a net other income of $3.0 million for the year ended September 29, 2007 from net other income of $1.7 million for the year ended September 30, 2006. Increased waste paper and packaging sales contributed to the increase in net other income during fiscal year 2007.

Interest Expense. Interest expense decreased $3.1 million for the year ended September 29, 2007 to $46.7 million from $49.8 million for the year ended September 30, 2006, due primarily to the repayment of $29.7 million of principal mortgage debt during fiscal year 2007. Line of credit borrowings increased by $16.6 million during fiscal year 2007, but these borrowings were generally at lower interest rates than principal mortgage debt that was repaid. Total debt at September 29, 2007 was $543.3 million compared to $556.3 million at September 30, 2006.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 34.7% for the 2007 fiscal year compared to 37.5% for the 2006 fiscal year. During the fiscal year 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the year ended September 29, 2007.

Net Income. Net income increased $16.0 million or 37.7% for the fiscal year ended September 29, 2007 to $58.6 million from $42.6 million for the fiscal year ended September 30, 2006. Fiscal 2007 net income is the highest in the Company’s 43 year history. The increase in net income is attributed to increased sales, a decrease in expenses as a percentage of sales, real estate sold and lower income tax expense. Basic and diluted earnings per share for Class A Common Stock were $2.51 and $2.39 for the fiscal year ended September 29, 2007 compared to $1.82 and $1.74, respectively, for the fiscal year ended September 30, 2006. Basic and diluted earnings per share for Class B Common Stock were each $2.28 for the fiscal year ended September 29, 2007 compared to $1.66 of basic and diluted earnings per share for the fiscal year ended September 30, 2006.

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

Net grocery segment sales increased by more than 10% in eight of the Company’s ten product categories, with the largest increases in gasoline, pharmacy, deli and produce. In general, net sales increases were driven by effective promotions, service execution and a favorable competitive environment as a result of certain competitors closing stores in the Company’s market area. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. Ingles introduced The Ingles Advantage Card on the first day of the 2004 fiscal year. The increase in net sales and comparable store sales is partially attributable to the continued success of the Ingles Advantage Card program, as approximately 75% of grocery segment sales are to holders of the Ingles Advantage Card. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased 1.9% to $111.2 million for fiscal year 2006 compared to $109.1 million for fiscal year 2005. Decreases in the price of raw milk during fiscal 2006 were offset by increased case volume sales compared to fiscal 2005.

The Company expects slower sales growth in the upcoming fiscal year compared to the sales growth experienced in fiscal 2006. The Company anticipates increased competition in certain of its markets that could affect sales growth in the shorter-term. In addition, the per-gallon retail price of gasoline has decreased recently and could stay below the record high levels reached during fiscal 2006. While the Company anticipates growth in the number of gallons sold, the overall effect on gasoline sales in dollars could be mixed. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and convenience-oriented products will also drive sales growth.

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

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$22.4	(0.32)%
Equipment rent expense	$(5.1)	(0.24)%
Utility and fuel expense	$3.6	(0.07)%
Bank charges	$3.3	0.06%
Store supplies	$3.2	0.01%
Repairs and maintenance	$3.2	(0.03)%
Depreciation and amortization	$2.6	(0.16)%
Professional fees	$(2.0)	(0.12)%

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

Professional fees decreased following the conclusion of the previously disclosed internal investigation and settlement of the Securities and Exchange Commission (the “Commission”) investigation. Additional decreases were attributable to the absence of costs associated with the implementation of the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 in fiscal 2005.

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

Gain (Loss) From Sale or Disposal of Assets. Losses from sales and disposals of assets totaled $4.4 million in fiscal 2006 and $0.1 million in fiscal 2005. During fiscal year 2006 the Company realized a loss of approximately $4.5 million on shopping center and store assets that were demolished or otherwise taken out of service in conjunction with the Company’s store relocation, closing and remodeling activities. There were no significant sales or disposals of assets in fiscal 2005.

Other Income (Expense), Net. Other income (expense), net decreased $0.6 million to a net income of $1.7 million for the year ended September 30, 2006 from net other income of $2.3 million for the year ended September 24, 2005. The decrease is primarily attributable to lower interest income in fiscal year 2006.

Interest Expense. Interest expense decreased $1.1 million for the year ended September 30, 2006 to $49.8 million from $50.9 million for the year ended September 24, 2005, due primarily to the repayment of $17.1 million of principal debt during fiscal year 2006. Total debt at September 30, 2006 was $556.3 million compared to $569.4 million at September 24, 2005.

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

Capital expenditures totaled $127.8 million and $94.3 million for fiscal years 2007 and 2006, respectively. Major capital expenditures include the following:

	2007	2006
New stores	2	1
Replacement/remodeled stores	5	3
Store sites/land parcels purchased	12	11
Stores closed	2	1
Fuel stations added	8	10	(including those added at new or replacement stores)
Pharmacies added, net	5	5	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2008 include investments of approximately $105 million. The Company plans to open 10 new, replacement or remodeled stores. The Company plans to add 10 fuel stations either at existing stores or in conjunction with its new, replacement and remodeled stores. Expenditures will also include investments in stores expected to open in fiscal 2009 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $90 to $110 million going forward in order to maintain a modern store base. In general, the Company is increasing the average size of stores being built to a range of 65,000 square feet to 80,000 square feet. This can effect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development on not more than three or four locations at a time. Construction commitments at September 29, 2007 totaled $24.9 million.

Liquidity

The Company generated $141.4 million of cash from operations in fiscal 2007. Typically, the Company generates cash from operations from earnings plus depreciation. Inventory, and to some extent accounts receivable and accounts payable, tend to increase as the Company’s sales have increased.

Cash used by investing activities totaled $113.8 million comprised of $127.8 million of capital expenditures during fiscal 2007, partially offset by $14.0 million of proceeds from the sale of assets.

During fiscal year 2007, the Company’s financing activities used $28.2 million in cash, including principal payments on long-term debt of $29.7 million and dividend payments of $15.4 million, offset by net borrowings under lines of credit of $16.6 million and cash received from the exercise of stock options of $0.3 million.

At September 29, 2007, the Company had committed lines of credit with six banks totaling $150.0 million. $20.6 million was borrowed under the lines of credit at September 29, 2007; in addition, unused letters of credit totaling $20.1 million reduced the amount available to be drawn under these lines to $109.3 million at September 29, 2007. The lines of credit mature between October 2007 and February 2010. Subsequent to year end committed lines of credit were increased and/or renewed on similar terms to a total of $165.0 million that mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 29, 2007.

At September 29, 2007, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants related to, among other things, the incurrence of indebtedness and the payment of dividends. The Company was in compliance with all financial covenants related to the Notes at September 29, 2007.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 29, 2007, the Company had unencumbered real property and equipment with a net book value of approximately $572.3 million. During the latter part of fiscal 2007, various financing sources reduced the availability of credit, including some financial instruments that have been used by the Company. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed above under “Risk Factors.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 29, 2007.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lines of credit	$543,257	$31,307	$28,749	$402,392	$80,809
Scheduled interest on long-term debt	192,947	45,315	86,233	52,108	9,291
Upfront vendor allowances	5,168	2,596	2,572	—	—
Operating leases	167,982	16,723	27,718	20,658	102,883
Construction commitments	24,886	24,886	—	—	—

Total	$934,240	$120,827	$145,272	$475,158	$192,983

Amounts available to the Company under commercial commitments as of September 29, 2007, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$109,314	$(14,057)	$123,371
Letters of credit-standby	20,107	14,057	6,050

Potential commercial commitments	$129,421	—	$129,421

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $141 million based on tangible net worth at September 29, 2007. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Twelve Months Ended
	September 29, 2007	September 30, 2006
All items	2.8%	2.1%
Food and beverages	4.5%	2.6%
Energy	5.3%	(4.3)%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

While the Company is satisfied with its fiscal year 2007 operating results, the Company continually assesses and develops its business model to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•

The supermarket industry will remain highly competitive and will be characterized by industry consolidation, continued competition from supercenters, and the development of smaller, more specialized stores.

•	The popularity of and trend toward natural and organic products, prepared foods and home meal replacements will continue.

•	High petroleum costs will impact utility and distribution costs, plastic supplies cost and may change customer shopping and dining behavior.

•

Bank charges will continue to increase as more customer transactions will be settled with debit and credit cards. Interchange fees charged to retailers, such as the Company, have been increasing. The Company does not know if this trend will continue and the impact it will have on the Company’s costs.

•

Drought conditions during fiscal 2007 in the Southeast have reduced production of many agricultural products, including consumer products and feedstocks. These conditions have influenced and will continue to influence the cost of milk, dairy products, meat and produce.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance, (excluding the effect of gasoline sales), and will carefully monitor its product mix and customer trends using information obtained from the loyalty card program. In addition, the Company believes the following plans and business-specific trends will have an impact on its business during its next fiscal year:

•

The Company plans to incorporate pharmacies and fuel stations in new and existing stores and in store expansions and relocations whenever possible. The Company believes that fuel stations and pharmacies increase supermarket sales and are consistent with the Company’s “one-stop” shopping experience.

•	The Company will focus on decreasing operating expenses as a percentage of sales by leveraging sales growth and increasing the average size of its stores.

•

The Company will continue to broaden its product offering in perishable and specialty areas including organic products, prepared foods such as cut fruit and rotisserie-cooked items, and expanded beer/wine sections.

•	Recent volatility in credit and equity markets could affect the timing and type of financings the Company seeks in the future.

Item 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of financial institution debt and the Company’s outstanding 8 7/8% Senior Subordinated Notes due 2011, each of which have been used to finance the Company’s retail grocery and real estate lines of business. During the latter part of fiscal 2007, volatility increased and availability generally decreased for these financing instruments.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under lines of credit, real estate and equipment financing and the Company’s 8 7/8% Senior Subordinated Notes. The lines of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate lines of credit, as necessary, with both long-term secured and unsecured fixed rate financing. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 29, 2007 and September 30, 2006, respectively (in thousands):

September 29, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Lines of credit	$20,579	—	—	—	—	—	$20,579	$20,579
Average interest rate (variable)	6.53%	—	—	—	—	—	6.53%
Long-term debt	$10,728	$16,437	$12,312	$38,306	$364,086	$80,809	$522,678	$538,735
Average interest rate (fixed)	9.09%	8.63%	8.94%	8.48%	8.88%	7.86%	8.69%

September 30, 2006	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Lines of credit	$3,945	—	—	—	—	—	$3,945	$3,945
Average interest rate (variable)	6.82%	—	—	—	—	—	6.82%
Long-term debt	$29,721	$58,261	$9,417	$10,352	$36,226	$408,393	$552,370	$574,948
Average interest rate (fixed)	8.69%	8.10%	9.50%	9.50%	8.51%	8.94%	8.83%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 29, 2007, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15 of the Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 29, 2007, the end of the period covered by this report.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in a reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets;

(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the Company’s assets that could have a material adverse effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company has assessed the effectiveness of its internal control over financial reporting as of September 29, 2007 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 29, 2007, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of fiscal 2007 management completed its testing of internal controls over financial reporting. Significant changes to the Company’s internal controls over financial reporting were made during fiscal 2007, including:

•

Performing the majority of ongoing tests of internal controls in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 using the Company’s internal audit department that was established during fiscal 2006. Testing by outside consultants was limited to information technology.

•	Reducing the number of control deficiencies identified in fiscal 2005 and fiscal 2006 through remediation efforts in various departments.

•	Revising the Company’s Audit Committee charter to incorporate “best practices” recommended by government and industry organizations involved with internal control oversight.

•

Establishing quarterly meetings between the Company’s internal audit department and each functional area of the Company to review internal control testing results and monitor the remediation of previously identified control deficiencies.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2007.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information under the heading “ELECTION OF DIRECTORS” in the Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2008 annual meeting of stockholders. The Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 29, 2007.

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

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the heading “EXECUTIVE COMPENSATION” in the Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS” in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the information under the headings “ELECTION OF DIRECTORS—Additional Information with Respect to Compensation Committee Interlocks and Insider Participation in Compensation Decisions” and “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE” in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference form the data under the heading “RELATIONSHIP WITH INDEPENDENT AUDITORS” in the Proxy Statement referred to above in Item 10. Directors, Executive Officers and Corporate Governance.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 29, 2007 and September 30, 2006;

•	Consolidated Statements of Income for the years ended September 29, 2007, September 30, 2006, and September 24, 2005;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 29, 2007, September 30, 2006, and September 24, 2005;

•	Consolidated Statements of Cash Flows for the years ended September 29, 2007, September 30, 2006, and September 24, 2005;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	By-laws of Ingles Markets, Incorporated (included as Exhibit 3.2 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4	Amendment to By-Laws of Ingles Markets, Incorporated (included as Exhibit 3.2.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.5	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Loan Agreement between Ingles Markets, Incorporated and Metropolitan Life Insurance Company dated March 21, 1990 (included as Exhibit 19 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

4.4	Indenture dated December 11, 2001 between Ingles Markets, Incorporated and U.S. Bank, N.A., as trustee, relating to Ingles Markets, Incorporated’s 8- 7 /8% Senior Subordinated Notes due 2011 (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.1	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.2	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, File No. 0-14706, previously filed with the Commission and incorporated herein by reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.3	Ingles Markets, Incorporated Non-qualified Plan (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

21.1	Subsidiaries of Ingles Markets, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 29, 2007 and September 30, 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 29, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Ingles Markets, Incorporated’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 27, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited Ingles Markets, Incorporated’s internal control over financial reporting as of September 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 29, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 29, 2007 and September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2007, and our report dated November 27, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 27, 2007

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,839,621	$17,540,306
Receivables (less allowance for doubtful accounts of $962,412—2007 and $845,347—2006)	44,640,660	43,593,653
Inventories	233,464,859	215,368,516
Other	10,648,217	9,315,413

Total current assets	305,593,357	285,817,888
PROPERTY AND EQUIPMENT:
Land	251,127,396	213,171,026
Construction in progress	38,162,738	16,178,169
Buildings	599,284,259	586,138,706
Store, office and warehouse equipment	490,927,266	476,070,490
Transportation equipment	37,670,458	24,579,233
Leasehold improvements	63,631,776	63,819,224

Total	1,480,803,893	1,379,956,848
Less accumulated depreciation and amortization	641,071,811	608,328,977

Property and equipment—net	839,732,082	771,627,871
OTHER ASSETS	9,946,986	17,527,783

TOTAL ASSETS	$1,155,272,425	$1,074,973,542

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,306,955	$33,665,969
Accounts payable—trade	143,935,192	112,269,275
Accrued expenses and current portion of other long-term liabilities	75,225,938	72,925,571

Total current liabilities	250,468,085	218,860,815
DEFERRED INCOME TAXES	38,176,578	22,672,578
LONG-TERM DEBT	511,950,127	522,649,069
OTHER LONG-TERM LIABILITIES	6,533,659	6,118,193

Total liabilities	807,128,449	770,300,655

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,355,783 shares in 2007, 12,176,485 shares in 2006	617,789	608,824
Class B, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 12,156,476 shares in 2007, 12,321,774 shares in 2006	607,824	616,089
Paid-in capital in excess of par value	118,184,132	117,911,423
Retained earnings	228,734,231	185,536,551

Total stockholders’ equity	348,143,976	304,672,887

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,155,272,425	$1,074,973,542

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 29, 2007,

SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

	2007	2006	2005
Net sales	$2,851,592,508	$2,612,233,120	$2,273,941,369
Cost of goods sold	2,165,357,184	1,960,038,864	1,688,242,056

Gross profit	686,235,324	652,194,256	585,699,313
Operating and administrative expenses	564,023,626	536,614,750	500,217,305
Rental income, net	4,419,273	4,980,099	6,162,204
Gain (loss) from sale or disposal of assets	6,879,906	(4,440,219)	(145,325)

Income from operations	133,510,877	116,119,386	91,498,887
Other income (expense), net	3,012,904	1,744,292	2,292,573
Interest expense	46,675,085	49,783,123	50,921,137

Income before income taxes	89,848,696	68,080,555	42,870,323

Income taxes:
Current	16,092,000	32,994,000	25,990,000
Deferred	15,119,000	(7,495,000)	(9,690,000)

	31,211,000	25,499,000	16,300,000

Net income	$58,637,696	$42,581,555	$26,570,323

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$2.51	$1.82	$1.15

Diluted earnings per common share	$2.39	$1.74	$1.10

Class B Common Stock
Basic earnings per common share	$2.28	$1.66	$1.05

Diluted earnings per common share	$2.28	$1.66	$1.05

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 29, 2007,

SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2004	11,697,868	$584,893	12,369,091	$618,455	$113,001,794	$147,012,034	$261,217,176
Net income	—	—	—	—	—	26,570,323	26,570,323
Cash dividends	—	—	—	—	—	(15,215,696)	(15,215,696)
Exercise of stock options	378,750	18,938	—	—	4,257,922	—	4,276,860
Common stock conversions	4,100	205	(4,100)	(205)	—	—	—

Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	42,581,555	42,581,555
Cash dividends	—	—	—	—	—	(15,411,665)	(15,411,665)
Exercise of stock options	52,550	2,627	—	—	651,707	—	654,334
Common stock conversions	43,217	2,161	(43,217)	(2,161)	—	—	—

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	58,637,696	58,637,696
Cash dividends	—	—	—	—	—	(15,440,016)	(15,440,016)
Exercise of stock options	14,000	700	—	—	272,709	—	273,409
Common stock conversions	165,298	8,265	(165,298)	(8,265)	—	—	—

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 29, 2007,

SEPTEMBER 30, 2006 AND SEPTEMBER 24, 2005

	2007	2006	2005
Cash Flows From Operating Activities:
Net income	$58,637,696	$42,581,555	$26,570,323
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,994,732	60,026,981	57,349,016
Amortization of deferred gain on sale/leaseback	(50,677)	(96,762)	(357,144)
(Gain) loss from sale or disposal of assets	(6,879,906)	4,440,219	145,325
Receipt of advance payments on purchases contracts	5,155,322	2,986,903	3,707,999
Recognition of advance payments on purchases contracts	(3,962,205)	(3,419,356)	(5,419,373)
Deferred income taxes	15,119,000	(7,495,000)	(9,690,000)
Increase in receivables	(1,047,007)	(3,274,156)	(5,869,509)
Increase in inventory	(18,096,343)	(11,255,593)	(14,680,979)
(Increase) decrease in other assets	5,212,095	(2,579,685)	(7,125,199)
Increase in accounts payable and accrued expenses	26,267,565	6,200,349	28,310,745

Net Cash Provided By Operating Activities	141,350,272	88,115,455	72,941,204

Cash Flows From Investing Activities:
Proceeds from sales of assets	14,022,414	970,963	899,345
Capital expenditures	(127,848,809)	(94,302,164)	(59,863,083)

Net Cash Used In Investing Activities	(113,826,395)	(93,331,201)	(58,963,738)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	483,672,400	24,901,000	—
Payments on short-term borrowings	(467,038,400)	(20,956,000)	—
Principal payments on long-term debt	(29,691,955)	(17,058,065)	(33,006,172)
Proceeds from exercise of stock options	273,409	654,334	4,276,860
Dividends paid	(15,440,016)	(15,411,665)	(15,215,696)

Net Cash Used In Financing Activities	(28,224,562)	(27,870,396)	(43,945,008)

Net Decrease in Cash and Cash Equivalents	(700,685)	(33,086,142)	(29,967,542)
Cash and Cash Equivalents at Beginning of Year	17,540,306	50,626,448	80,593,990

Cash and Cash Equivalents at End of Year	$16,839,621	$17,540,306	$50,626,448

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

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

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2007 and 2005 consisted of 52 weeks each while fiscal year 2006 consisted of 53 weeks.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances of $19.2 million and $13.5 million as of September 29, 2007 and September 30, 2006, respectively, are classified as accounts payable.

Financial Instruments—The Company has short term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 29, 2007, the Company had $0.6 million invested in certificates of deposit, and no investments in money market accounts, reverse repurchase agreements, or commercial paper. Demand deposits of approximately $12.3 million in 12 banks exceed the $100,000 insurance limit per bank.

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

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $59.6 million, $58.6 million and $60.0 million for fiscal years 2007, 2006 and 2005, respectively.

During fiscal year 2007 the Company sold a shopping center in which it no longer operated a store at a pre-tax gain of approximately $7.9 million. During fiscal year 2006 the Company realized a loss of approximately $4.5 million on shopping center and store assets that were demolished or otherwise taken out of service in conjunction with the Company’s store relocation, closing and remodeling activities. These gains and losses are included in the line item “Gain (loss) from sale or disposal of assets” on the Consolidated Statements of Income.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Asset Impairments—The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $7.3 million (net of $8.1 million accumulated amortization) and $8.7 million (net of $6.9 million accumulated amortization) at September 29, 2007 and September 30, 2006, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.3 million per year.

Self-Insurance—The Company is self-insured for workers compensation and group medical and dental benefits. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2007, the Company’s self-insured liabilities were supported by $7.6 million of undrawn letters of credit which expire between November 2007 and October 2008. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Closed Store Accrual—For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Consolidated Balance Sheets.

Income Taxes—The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.

The Company is subject to periodic audits by the Internal Revenue Service and other state and local taxing authorities. These audits may challenge certain of the Company’s tax positions. Loss contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies” and may require significant management judgment in estimating final outcomes. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Reclassifications—Certain amounts for 2006 and 2005 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share.”

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $17.5 million, $17.4 million and $16.5 million for fiscal years 2007, 2006 and 2005, respectively.

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

Operating and Administrative Expenses—Grocery segment shipping, handling and other costs of the Company’s distribution network are charged to expense as incurred and are included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $36.8 million, $34.8 million and $32.6 million of grocery segment distribution, shipping and handling costs during fiscal years 2007, 2006 and 2005, respectively. Operating and administrative expenses also include costs incurred for labor, occupancy, depreciation, insurance and general administration.

Revenue Recognition—The Company recognizes revenues from grocery sales at the point of sale to its customers. Sales taxes collected from customers are not included in reported revenues. Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 70% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $91.6 million, $92.7 million, and $89.3 million for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $10.4 million, $8.8 million, and $8.7 million for the fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005, respectively.

Accounting for Stock-Based Compensation—The Company accounted for its stock-based compensation plans under the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” and SFAS No. 123 (revised 2004), “Share-Based Payment.” The effect on net income for fiscal years 2007, 2006 and 2005 was not material and did not effect the Company’s reported basic and diluted earnings per share.

New Accounting Pronouncements—In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 changes the requirements for and reporting of a change in accounting principle. SFAS No. 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. This Statement also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) corrections of errors in previously issued financial statements should be termed a “restatement.” SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have an impact on the Company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FAS 109, “Accounting for Income Taxes” (FIN 48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition of tax provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of September 30, 2007, as required. The Company is currently evaluating the impact of FIN 48 to its consolidated financial statements.

In May 2007, the FASB issued FASB Staff Position (FSP) FIN No. 48-1 (FSP FIN 48-1), “Definition of Settlement in FASB Interpretation No. 48.” FSP FIN 48-1 provides guidance on how a company should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP FIN 48-1 is effective upon initial adoption of FIN 48, which the Company will adopt in the first quarter of fiscal 2008, as indicated above.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of the year ending September 26, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company for the year ending September 26, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 159 will have on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements,” which provides interpretative guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB No. 108 requires the Company to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material based on relevant quantitative and qualitative factors. SAB No. 108 was effective for the Company’s fiscal year 2007 annual financial statements and was adopted by the Company during the fiscal year ending September 29, 2007. Such adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2007	2006
Deferred tax liabilities:
Fixed asset tax/book differences	$43,765,000	$26,413,000
Property tax method	923,000	876,000

Total deferred tax liabilities	44,688,000	27,289,000

Deferred tax assets:
Insurance reserves	693,000	579,000
Advance payments on purchases contracts	2,014,000	1,370,000
Vacation accrual	1,728,000	1,511,000
Closed store accrual	2,794,000	2,526,000
Inventory	1,202,000	760,000
Other	3,618,000	3,020,000

Total deferred tax assets	12,049,000	9,766,000

Net deferred tax liabilities	$32,639,000	$17,523,000

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Current deferred income tax benefits of $5.5 million and $5.2 million at September 29, 2007 and September 30, 2006, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2007	2006	2005
Federal tax at statutory rate	$31,447,000	$23,828,000	$15,004,000
State income tax, net of federal tax benefits	3,269,000	1,956,000	1,253,000
Settlement of tax contingency	(3,426,000)	—	—
Other	(79,000)	(285,000)	43,000

Total	$31,211,000	$25,499,000	$16,300,000

Current and deferred income tax expense (benefit) is as follows:

	2007	2006	2005
Current:
Federal	$15,355,000	$28,979,000	$22,090,000
State	737,000	4,015,000	3,900,000

Total current	16,092,000	32,994,000	25,990,000

Deferred:
Federal	14,549,000	(6,475,000)	(8,176,000)
State	570,000	(1,020,000)	(1,514,000)

Total deferred	15,119,000	(7,495,000)	(9,690,000)

Total expense	$31,211,000	$25,499,000	$16,300,000

Tax Contingencies—A reserve for contingent income tax liabilities of $1.1 million and $5.8 million are included in the Company’s income taxes payable at September 29, 2007 and September 30, 2006, respectively. The contingency has been recorded as it is probable that certain tax positions will be successfully challenged by taxing authorities.

During the fiscal year 2007, the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the year ended September 29, 2007.

3. Property Held for Lease and Rental Income

At September 29, 2007, the Company owned and operated 71 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Rental income, net consists of the following:

	2007	2006	2005
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$11,430,054	$11,836,380	$12,395,183
Contingent rentals	874,912	877,597	1,043,321

Total	12,304,966	12,713,977	13,438,504
Depreciation on owned properties leased to others	(5,436,582)	(5,450,895)	(5,272,258)
Other shopping center expenses	(2,449,111)	(2,282,983)	(2,004,042)

Total	$4,419,273	$4,980,099	$6,162,204

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 29, 2007	September 30, 2006
Land	$39,240,560	$40,728,301
Buildings	148,949,599	153,564,405

Total	188,190,159	194,292,706
Less accumulated depreciation	(74,139,570)	(73,209,830)

Total	$114,050,589	$121,082,876

The above amounts are included on the balance sheet in the caption Property and Equipment.

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 29, 2007:

Fiscal Year
2008	$7,787,411
2009	5,896,586
2010	4,094,848
2011	2,977,527
2012	1,942,628
Thereafter	3,643,654

Total minimum future rental income	$26,342,654

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Operating Leases—Rent expense for all operating leases of $17.7 million, $20.9 million and $27.4 million for fiscal years 2007, 2006 and 2005, respectively, is included in operating and administrative expenses. Sub-lease rental income of $1.3 million, $1.3 million and $1.2 million for fiscal years 2007, 2006 and 2005, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 29, 2007 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2008	$16,802,855	$(1,389,749)	$15,413,106
2009	15,152,853	(1,105,213)	14,047,640
2010	12,725,715	(594,560)	12,131,155
2011	10,855,920	(47,360)	10,808,560
2012	9,963,074	(15,960)	9,947,114
Thereafter	104,087,442	—	104,087,442

Total minimum future rental commitments	$169,587,859	$(3,152,842)	$166,435,017

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2007	2006
Property, payroll, and other taxes payable	$17,173,995	$17,865,518
Salaries, wages, and bonuses payable	22,285,059	19,602,902
Self-insurance liabilities	9,379,454	8,524,499
Interest	11,511,939	11,855,031
Income taxes	700,554	2,175,447
Other	14,174,937	12,902,174

Total	$75,225,938	$72,925,571

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $21.6 million, $21.8 million and $21.4 million for fiscal years 2007, 2006 and 2005, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2007	2006
Advance payments on purchases contracts	$5,168,237	$5,613,043
Deferred gain-sale/leasebacks	722,521	773,198
Deferred lease expense	1,475,969	1,399,404
Nonqualified investment plan liability	1,519,516	722,832
Other	348,730	200,223

Total other long-term liabilities	9,234,973	8,708,700
Less current portion	2,701,314	2,590,507

	$6,533,659	$6,118,193

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2007	2006
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$349,750,000
Unamortized original issue discount and premium on senior subordinated debt	(352,771)	(439,766)
Outstanding line of credit at LIBOR plus 1.25% to 1.50%	20,579,000	3,945,000
Notes payable:
Real estate and equipment maturing 2008-2018:
Due to banks, weighted average interest rate of 7.91% for 2007 and 8.05% for 2006	57,846,603	79,177,403
Due to other financial institutions, weighted average interest rate of 9.18% for 2007 and 9.19% for 2006	115,434,250	123,882,401

Total long-term debt and short-term loans	543,257,082	556,315,038
Less current portion	31,306,955	33,665,969

Long-term debt, net of current portion	$511,950,127	$522,649,069

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011 (the “Notes”). The Notes bear an annual interest rate of 8.875% and were issued at a discount to yield 9%. On May 29, 2003, the Company closed an offering of an additional $100 million of the Notes at a premium to yield 8.67%. The additional Notes bear the same terms and maturity date as the original issuance. The Company was in compliance with all financial covenants related to the Notes at September 29, 2007.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

After December 1, 2006, the Company may redeem all or a portion of the Notes at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning December 1 of the years indicated below:

Year
2006	104.438%
2007	102.903%
2008	101.369%

and thereafter at 100% of the principal amount.

At September 29, 2007, the Company had committed lines of credit with six banks totaling $150.0 million. $20.6 million was borrowed under the lines of credit at September 29, 2007; in addition, unused letters of credit totaling $20.1 million reduced the amount available to be drawn under these lines to $109.3 million at September 29, 2007. The lines of credit mature between October 2007 and February 2010. Subsequent to year end committed lines of credit were increased and/or renewed on similar terms to a total of $165.0 million that mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at September 29, 2007.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

At September 29, 2007, property and equipment with an undepreciated cost of approximately $226.4 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $141 million, based on tangible net worth at September 29, 2007.

Components of interest costs are as follows:

	2007	2006	2005
Total interest costs	$48,664,536	$50,656,761	$51,866,542
Interest capitalized	(1,989,451)	(873,638)	(945,405)

Interest expense	$46,675,085	$49,783,123	$50,921,137

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

Maturities of long-term debt at September 29, 2007 are as follows:

Fiscal Year
2008	$31,306,955
2009	16,436,936
2010	12,312,169
2011	38,305,677
2012	364,086,367
Thereafter	80,808,978

Total	$543,257,082

7. Other Income (Expense), Net

Other income (expense), net is comprised as follows:

	2007	2006	2005
Interest income	$343,518	$963,315	$1,132,476
Other income	2,723,921	820,050	1,189,559
Other expenses	(54,535)	(39,073)	(29,462)

	$3,012,904	$1,744,292	$2,292,573

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

9. Earnings Per Common Share

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock using the two-class method in accordance with Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share.”

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the exercise of dilutive stock options outstanding and the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	Year Ended September 29, 2007
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$30,785,005	$27,852,691
Conversion of Class B to Class A shares	27,850,707	—
Effect of assumed stock options exercised on allocated net income	1,984	(1,984)

Net income allocated, diluted	$58,637,696	$27,850,707

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,273,292	12,234,120
Conversion of Class B to Class A shares	12,234,120	—
Assumed stock options exercised	—	—

Weighted average shares outstanding, diluted	24,507,412	12,234,120

Earnings per share
Basic	$2.51	$2.28

Diluted	$2.39	$2.28

	Year Ended September 30, 2006		Year Ended September 24, 2005
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$22,132,449	$20,449,106	$13,616,399	$12,953,924
Conversion of Class B to Class A shares	20,441,285	—	12,948,103	—
Effect of assumed stock options exercised on allocated net income	7,821	(7,821)	5,821	(5,821)

Net income allocated, diluted	$42,581,555	$20,441,285	$26,570,323	$12,948,103

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,135,853	12,340,486	11,828,180	12,367,117
Conversion of Class B to Class A shares	12,340,486	—	12,367,117	—
Assumed stock options exercised	6,175	—	24,295	—

Weighted average shares outstanding, diluted	24,482,514	12,340,486	24,219,592	12,367,117

Earnings per share
Basic	$1.82	$1.66	$1.15	$1.05

Diluted	$1.74	$1.66	$1.10	$1.05

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

10. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $598,000, $0 and $11,000 for fiscal years 2007, 2006 and 2005, respectively. Additional Company contributions totaling $511,000, $859,000 and $583,000 were made to the plan during fiscal year 2007, 2006 and 2005, respectively, from accumulated forfeitures under the plan.

Nonqualified Investment Plan—During the fiscal year ended September 24, 2005 the Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $44,000 and $35,000 for fiscal years 2007 and 2006, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.6 million, $8.3 million and $7.2 million for fiscal years 2007, 2006 and 2005, respectively.

1997 Nonqualified Stock Option Plan—The Company had a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock could have been issued to officers and other key employees until January 1, 2007. Accordingly, as of September 29, 2007 no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

There have been no options granted during each of the three fiscal years ended September 29, 2007, therefore no compensation expense has been recognized during those periods.

Information with respect to options granted, canceled and outstanding follows:

	Shares Under Option	Option Price Per Share	Weighted Average Exercise Price
Outstanding,
September 30, 2006	18,000	11.00 – 12.00	11.94
Exercised	(14,000)	12.00	12.00
Canceled	(4,000)	11.00 – 12.00	11.75

Outstanding, September 29, 2007	—

The total intrinsic value of options exercised was $0.3 million in fiscal year 2007, $0.4 million in fiscal year 2006 and $1.3 million in fiscal year 2005. The income tax benefit derived from the exercise of stock options was $0.1 million in fiscal year 2007, $0.1 million for fiscal year 2006 and $0.5 million in fiscal year 2005.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

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

11. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2007	2006	2005
Revenues from unaffiliated customers:
Grocery sales	$2,728,983	$2,501,003	$2,164,834
Shopping center rentals	12,305	12,714	13,439
Fluid dairy	122,609	111,230	109,108

Total revenues from unaffiliated customers	$2,863,897	$2,624,947	$2,287,381

Income from operations:
Grocery sales	$115,799	$99,664	$75,987
Shopping center rentals	4,419	4,980	6,162
Fluid dairy	13,293	11,475	9,350

Total income from operations	$133,511	$116,119	$91,499

Assets:
Grocery sales	$1,013,788	$927,510	$921,453
Shopping center rentals	114,051	121,083	117,149
Fluid dairy	29,851	28,125	29,282
Elimination of intercompany receivable	(2,418)	(1,744)	(1,879)

Total assets	$1,155,272	$1,074,974	$1,066,005

Capital expenditures:
Grocery sales	$119,505	$86,525	$55,726
Shopping center rentals	6,131	6,517	2,651
Fluid dairy	2,213	1,260	1,486

Total capital expenditures	$127,849	$94,302	$59,863

Depreciation and amortization:
Grocery sales	$53,359	$52,181	$49,593
Shopping center rentals	5,347	5,451	5,272
Fluid dairy	2,289	2,395	2,484

Total depreciation and amortization	$60,995	$60,027	$57,349

Revenue from shopping center rentals, net of shopping center expense of $7.9 million, $7.7 million and $7.2 million for the fiscal years ended 2007, 2006 and 2005, respectively, is included in the caption rental income, net in the statements of income. Grocery and fluid dairy revenues comprise the net sales reported in the statements of income.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

The fluid dairy segment had $56.1 million, $49.0 million and $46.2 million in sales to the grocery sales segment in fiscal 2007, 2006 and 2005, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. The fourth quarter of fiscal 2006 contained 14 weeks. Every other quarter in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2007
Net sales	$685,699	$681,164	$738,695	$746,035	$2,851,593
Gross profit	164,863	166,568	175,228	179,576	686,235
Net income	11,168	13,507	19,746	14,217	58,638
Basic earnings per common share
Class A	0.48	0.58	0.84	0.61	2.51
Class B	0.43	0.53	0.77	0.55	2.28
Diluted earnings per common share
Class A	0.46	0.55	0.81	0.57	2.39
Class B	0.43	0.53	0.77	0.55	2.28
2006
Net sales	$623,394	$606,649	$659,212	$722,978	$2,612,233
Gross profit	153,551	154,535	163,151	180,957	652,194
Net income	7,770	9,441	13,842	11,529	42,582
Basic earnings per common share
Class A	0.33	0.41	0.59	0.49	1.82
Class B	0.30	0.37	0.54	0.45	1.66
Diluted earnings per common share
Class A	0.32	0.38	0.57	0.47	1.74
Class B	0.30	0.37	0.54	0.45	1.66

During the second quarter of fiscal year 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction was reflected as a reduction of income tax expense for the second quarter and increased second quarter net income by $0.13 per Class A diluted share.

During the third quarter of fiscal year 2007 the Company sold a shopping center in which it no longer operated a store at a pre-tax gain of approximately $7.9 million. This gain increased third quarter net income by approximately $4.9 million or $0.20 per Class A diluted share.

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

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 29, 2007 totaled $24.9 million. The Company expects these commitments to be fulfilled during fiscal year 2008.

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

The carrying amounts and fair values of the Company’s financial instruments at September 29, 2007 and September 30, 2006 are as follows (amounts in thousands):

	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$16,840	$16,840	$17,540	$17,540
Receivables	44,641	44,641	43,594	43,594
Long-term and short-term debt:
Real estate and equipment	173,281	178,832	203,060	209,676
Other	369,976	380,482	353,255	369,217

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2007	2006	2005
Cash paid during the year for:
Interest (net of amounts capitalized)	$47,018,177	$49,068,813	$51,248,188
Income taxes	17,566,893	36,531,809	24,826,506
Non cash items:
Property and equipment additions included in accounts payable	12,898,825	5,974,378	8,806,109

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 29, 2007, September 30, 2006 and September 24, 2005

16. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $241 million in 2007, $229 million in 2006 and $214 million in 2005. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 29, 2007. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $5.0 million at September 29, 2007 and $4.5 million at September 30, 2006.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $40.0 million in 2007, $36.8 million in 2006 and $34.7 million in 2005. Amounts due from this distributor, included in receivables, were $1.9 million at September 29, 2007 and $1.5 million at September 30, 2006.

17. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the Plan to meet distribution obligations during a time when the Plan was prohibited from selling shares of the Company’s Class A common stock. During fiscal year 2007, a loan of $2.1 between the Company and the Investment/Profit Sharing Plan was made and repaid. At September 29, 2007 no such loans were outstanding.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$845,347	$161,362	$44,297	$962,412

Fiscal year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$817,911	$65,556	$38,120	$845,347

Fiscal year ended September 24, 2005:
Deducted from asset accounts:
Allowance for doubtful accounts	$585,000	$233,093	$182	$817,911

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ ROBERT P. INGLE
Robert P. Ingle
Chief Executive Officer

Date: November 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT P. INGLE Robert P. Ingle, Chief Executive Officer and Director	November 28, 2007

/s/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director	November 28, 2007

/s/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	November 28, 2007

/S/ CHARLES E. RUSSELL Charles E. Russell, CPA, Director	November 28, 2007

Robert P. Ingle, II, Chairman of the Board and Director

/s/ BETH A. SORRENTINO Beth A. Sorrentino, CPA, Secretary and Controller	November 28, 2007

John O. Pollard, Attorney, Director

/s/ CHARLES L. GAITHER, JR.	November 28, 2007
Charles L. Gaither, Jr., President-Milkco, Inc. and Director

/S/ FRED AYERS Fred Ayers, Director	November 28, 2007

Laura Sharp, Director