Form 10-Q
period 2007-12-29
INGLES MARKETS INC
filed 2008-02-01
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2007

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

As of January 28, 2008, the Registrant had 12,390,285 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,121,976 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 29, 2007	SEPTEMBER 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$12,986,647	$16,839,621
Receivables-net	46,929,495	44,640,660
Inventories	249,591,124	233,464,859
Other current assets	12,108,540	10,648,217

Total Current Assets	321,615,806	305,593,357
Property and Equipment – Net	884,616,972	839,732,082
Other Assets	9,312,411	9,946,986

Total Assets	$1,215,545,189	$1,155,272,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$96,434,579	$31,306,955
Accounts payable - trade	147,387,526	143,935,192
Accrued expenses and current portion of other long-term liabilities	61,468,364	75,225,938

Total Current Liabilities	305,290,469	250,468,085
Deferred Income Taxes	38,276,578	38,176,578
Long-Term Debt	508,649,342	511,950,127
Other Long-Term Liabilities	6,354,191	6,533,659

Total Liabilities	858,570,580	807,128,449

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,390,283 shares issued and outstanding December 29, 2007; 12,355,783 shares issued and outstanding September 29, 2007	619,514	617,789
Class B, $0.05 par value; 100,000,000 shares authorized; 12,121,976 shares issued and outstanding December 29, 2007; 12,156,476 shares issued and outstanding September 29, 2007	606,099	607,824
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	237,564,864	228,734,231

Total Stockholders’ Equity	356,974,609	348,143,976

Total Liabilities and Stockholders’ Equity	$1,215,545,189	$1,155,272,425

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006
Net sales	$777,121,292	$685,698,588
Cost of goods sold	596,464,050	520,835,688

Gross profit	180,657,242	164,862,900
Operating and administrative expenses	150,286,341	136,464,073
Rental income, net	1,232,397	1,022,757
Gain (loss) from sale or disposal of assets	(71,863)	(161,905)

Income from operations	31,531,435	29,259,679
Other income, net	675,633	770,563
Interest expense	11,494,259	12,005,657

Income before income taxes	20,712,809	18,024,585

Income taxes:
Current	7,730,000	8,497,000
Deferred	290,000	(1,640,000)

	8,020,000	6,857,000

Net income	$12,692,809	$11,167,585

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.54	$0.48

Diluted earnings per common share	$0.52	$0.46

Class B Common Stock
Basic earnings per common share	$0.49	$0.43

Diluted earnings per common share	$0.49	$0.43

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 29, 2007 AND DECEMBER 30, 2006

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	11,167,585	11,167,585
Cash dividends	—	—	—	—	—	(3,857,398)	(3,857,398)
Exercise of stock options	9,000	450	—	—	166,232	—	166,682
Common stock conversions	24,798	1,240	(24,798)	(1,240)	—	—	—

Balance, December 30, 2006	12,210,283	$610,514	12,296,976	$614,849	$118,077,655	$192,846,738	$312,149,756

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	12,692,809	12,692,809
Cash dividends	—	—	—	—	—	(3,862,176)	(3,862,176)
Common stock conversions	34,500	1,725	(34,500)	(1,725)	—	—	—

Balance, December 29, 2007	12,390,283	$619,514	12,121,976	$606,099	$118,184,132	$237,564,864	$356,974,609

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006
Cash Flows from Operating Activities:
Net income	$12,692,809	$11,167,585
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	16,470,208	15,152,208
Amortization of deferred gain on sale/leasebacks	(12,598)	(12,811)
Losses on disposals of property and equipment	71,863	161,905
Receipt of advance payments on purchases contracts	—	100,000
Recognition of advance payments on purchases contracts	(868,378)	(810,507)
Deferred income taxes	290,000	(1,640,000)
Changes in operating assets and liabilities:
Receivables	(2,288,835)	(2,887,631)
Inventory	(16,126,265)	(15,964,023)
Other assets	(1,366,025)	6,295,052
Accounts payable and accrued expenses	(10,135,530)	5,088,372

Net Cash (Used in) Provided by Operating Activities	(1,272,751)	16,650,150

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	2,400	422,192
Capital expenditures	(60,547,285)	(19,185,105)

Net Cash Used in Investing Activities	(60,544,885)	(18,762,913)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	217,847,502	96,280,400
Payments on short-term borrowings	(157,361,502)	(93,568,400)
Proceeds from long-term borrowings	3,700,000	—
Principal payments on long-term debt	(2,359,162)	(2,970,856)
Proceeds from exercise of stock options	—	166,682
Dividends paid	(3,862,176)	(3,857,398)

Net Cash Provided By (Used in) Financing Activities	57,964,662	(3,949,572)

Net Decrease in Cash and Cash Equivalents	(3,852,974)	(6,062,335)
Cash and cash equivalents at beginning of period	16,839,621	17,540,306

Cash and Cash Equivalents at End of Period	$12,986,647	$11,477,971

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 29, 2007 and December 30, 2006

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 29, 2007, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 29, 2007 and December 30, 2006. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2007, filed by the Company under the Securities Exchange Act of 1934 on November 28, 2007.

The results of operations for the three-month period ended December 29, 2007 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three months ended December 30, 2006 have been reclassified to conform to the current year presentation in the accompanying financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. Effective September 30, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48.

The adoption of FIN 48 did not have a material impact on the Company’s financial statements. After assessing certain tax positions taken by the Company, the Company determined that it was not necessary to recognize a cumulative effect adjustment as required by FIN 48. As of the adoption date, the Company had gross unrecognized tax benefits of $818,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

The Company’s continuing practice is to recognize interest and penalties related to income tax matters in income tax expense. As of December 29, 2007, the Company had approximately $353,000 accrued for interest and penalties, of which $10,000 was a current period expense.

The Company’s effective tax rate differs from the federal statutory rate of 38.72% primarily as a result of state income taxes.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $949,000 and $962,000 at December 29, 2007 and September 29, 2007, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 29, 2007	SEPTEMBER 29, 2007
Property, payroll, and other taxes payable	$11,646,805	$17,173,995
Salaries, wages and bonuses payable	16,710,368	22,285,059
Self-insurance reserves	8,707,964	9,379,454
Interest	4,059,537	11,511,939
Income taxes	7,517,529	700,554
Other	12,826,161	14,174,937

	$61,468,364	$75,225,938

Self-insurance reserves are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.4 million for each of the three-month periods ended December 29, 2007 and December 30, 2006.

E. LONG-TERM DEBT

At December 29, 2007, the Company had lines of credit with five banks totaling $185.0 million, of which $81.1 million was outstanding at December 29, 2007. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $22.2 million of unused letters of credit were issued at December 29, 2007. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 29, 2007.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $149.9 million, based on tangible net worth at December 29, 2007. As of December 29, 2007, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 25, 2007 to stockholders of record on October 15, 2007.

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

	Three Months Ended December 29, 2007		Three Months Ended December 30, 2006
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,700,761	$5,992,048	$5,819,662	$5,347,923
Conversion of Class B to Class A shares	5,992,048	—	5,347,126	—
Effect of assumed stock options exercised on allocated net income	—	—	797	(797)

Net income allocated, diluted	$12,692,809	$5,992,048	$11,167,585	$5,347,126

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,357,681	12,154,580	12,187,033	12,312,821
Conversion of Class B to Class A shares	12,154,580	—	12,312,821	—
Assumed stock options exercised	—	—	5,327	—

Weighted average shares outstanding, diluted	24,512,261	12,154,580	24,505,181	12,312,821

Earnings per share
Basic	$0.54	$0.49	$0.48	$0.43

Diluted	$0.52	$0.49	$0.46	$0.43

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006
Revenues from unaffiliated customers:
Grocery sales	$744,424	$658,383
Shopping center rentals	3,083	3,195
Fluid dairy	32,698	27,315

Total revenues from unaffiliated customers	$780,205	$688,893

Income from operations:
Grocery sales	$27,552	$25,302
Shopping center rentals	1,232	1,023
Fluid dairy	2,747	2,935

Total income from operations	$31,531	$29,260

	DECEMBER 29, 2007	SEPTEMBER 29, 2007
Assets:
Grocery sales	$1,073,790	$1,013,788
Shopping center rentals	114,051	114,051
Fluid dairy	30,218	29,851
Elimination of intercompany receivable	(2,514)	(2,418)

Total assets	$1,215,545	$1,155,272

Revenue from shopping center rentals is reported on the rental income, net line of the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales on the Condensed Consolidated Statements of Income.

For the three months ended December 29, 2007 and December 30, 2006, the fluid dairy segment had $16.3 million and $12.8 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods, including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of December 29, 2007, the Company operated 54 in-store pharmacies and 48 fuel centers.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item Accrued expenses and current portion of other long-term liabilities on the Condensed Consolidated Balance Sheets.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $24.9 million and $21.5 million for the fiscal quarters ended December 29, 2007 and December 30, 2006, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.6 million and $2.4 million for the fiscal quarters ended December 29, 2007 and December 30, 2006, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of our product advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenues, as such allowances do not directly generate revenue for the Company’s stores.

Tax Contingencies

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax contingencies. The Company’s contingencies are adjusted in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of uncertain tax positions and changes in our assessment of the settlement of uncertain tax positions. Unfavorable settlement of any uncertain tax position would generally require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

New Accounting Pronouncements

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was required to be adopted by the Company beginning September 30, 2007. As discussed in the Company’s Notes to the Condensed Consolidated Financial Statements, the adoption of FIN 48 did not have a material impact.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 29, 2007 and December 30, 2006 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 29, 2007 and December 30, 2006, comparable store sales include 195 and 196 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	THREE MONTHS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006
Net sales	100.0%	100.0%
Gross profit	23.3%	24.0%
Operating and administrative expenses	19.4%	19.9%
Rental income, net	0.2%	0.2%
Income from operations	4.1%	4.3%
Other (expense) income, net	0.1%	0.1%
Interest expense	1.5%	1.8%
Income before income taxes	2.7%	2.6%
Income taxes	1.0%	1.0%
Net income	1.7%	1.6%

Three Months Ended December 29, 2007 Compared to the Three Months Ended December 30, 2006

Net income for the first quarter of fiscal 2008 totaled $12.7 million, 13.7% higher than net income of $11.2 million earned for the first quarter of fiscal 2007. Total and comparable store sales increases were strong and gross profit dollar growth exceeded expense growth.

Net Sales. Net sales increased 13.3% to $777.1 million for the three months ended December 29, 2007 from $685.7 million for the three months ended December 30, 2006. Ingles operated 197 stores at December 29, 2007 and at December 30, 2006. Retail square footage was approximately 9.9 million at December 29, 2007 and 9.7 million at December 30, 2006. Sales grew in every department except video, with the largest percentage increases in the gasoline, deli, bakery and produce departments. The Company operated nine additional fuel centers at December 29, 2007 compared to December 30, 2006. Sales growth in the deli, bakery and produce departments reflect current customer trends towards prepared, fresh and organic foods, as well as the increased cost of many items in these departments.

Grocery segment comparable store sales grew $84.1 million, or 12.8%, in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007. Excluding gasoline sales, comparable store sales increased $50.1 million, or 8.4%, for the three months ended December 29, 2007. Compared to the first quarter of fiscal 2007, total gasoline gallons sold increased 18.6% and the average sales price per gallon increased 73 cents.

Changes in grocery segment sales for the quarter ended December 29, 2007 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 30, 2006	$658,383
Comparable store sales increase (including gasoline)	84,070
Impact of stores opened in fiscal 2007 and 2008	3,907
Impact of stores closed in fiscal 2007 and 2008	(1,932)
Other	(4)

Total grocery sales for the three months ended December 29, 2007	$744,424

Net sales to outside parties for the Company’s milk processing subsidiary increased $5.4 million or 19.7% in the December 2007 quarter compared to the December 2006 quarter. The sales increase is primarily attributable to higher raw milk costs in the December 2007 quarter compared to the December 2006 quarter. Raw milk cost increases are typically passed on to customers in the pricing of milk products. The case volume of products sold decreased slightly.

Sales for the first quarter of fiscal 2008 were bolstered by successful holiday promotions in November and December, the maturation of new and expanded stores, and significantly higher per gallon gasoline sales. The Company expects moderate real sales growth for the rest of fiscal year 2008. Cost increases for the Company’s products, including gasoline, could influence additional sales growth, as could customer response to the Company’s “one-stop” shopping and convenience strategy in an environment of higher food and gasoline costs.

Gross Profit. Gross profit for the three-month period ended December 29, 2007 increased $15.8 million, or 9.6%, to $180.7 million, or 23.3% of sales, compared to $164.9 million, or 24.0% of sales, for the three-month period ended December 30, 2006.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the December 2007 quarter due primarily to higher relative sales growth in the gasoline department, which earns a lower gross margin. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 26.2% for the three months ended December 29, 2007 compared with 26.3% for the three months ended December 30, 2006.

Gross profit for the Company’s milk processing subsidiary for the December 2007 quarter decreased $0.2 million, or 3.0%, to $5.2 million, or 10.6% of sales, compared to $5.4 million, or 13.4% of sales, for the December 2006 quarter. Historically high raw milk costs have resulted in lower gross profit as a percentage of sales, as the cents-per-gallon gross margin has been somewhat level. In addition, lower case volume sales (including holiday seasonal items) and lower excess cream sales (which are recorded as a reduction of cost of goods sold) have resulted in lower gross profit dollars.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses by the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, characterizing the costs as operating and administrative expenses.

Recent product cost increases in both the grocery and milk processing segments have tended to lower the gross profit margin in these segments, as cost increases have not been fully reflected in sales price increases. Because of the competitive environment and other factors, the Company may or may not be able to increase sales prices if product cost increases continue.

Operating and Administrative Expenses. Operating and administrative expenses increased $13.8 million, or 10.1%, to $150.3 million for the three months ended December 29, 2007, from $136.5 million for the three months ended December 30, 2006. As a percentage of sales, operating and administrative expenses were 19.4% and 19.9% for the three months ended December 29, 2007 and December 30, 2006, respectively. A variety of factors contributed to the overall dollar increase.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$7.5	0.97%
Store supplies	$1.2	0.15%
Depreciation and amortization	$1.1	0.15%
Utilities and fuel	$0.9	0.12%
Bank charges	$0.9	0.12%

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments.

Store supplies expenses increased as a result of increases in petroleum costs, which affect the cost of plastic used in many of the Company’s wraps, bags, and packaging. Overall sales increases also resulted in increased supply expenses, including higher proportionate sales increases in the deli and bakery departments, which require more wrapping and packaging.

Depreciation and amortization expense increased as a result of the Company’s higher level of capital expenditures over the past two fiscal years.

Utilities and fuel expenses increased due to increases in market energy prices.

Bank charges increased due to higher fees for processing debit and credit cards. The increase is a result of increased usage of cards and increased transaction fees related to such usage.

Rental Income, Net. Rental income, net of $1.2 million increased $0.2 million, or 20.5%, for the December 2007 quarter compared to the December 2006 quarter as a result of lower shopping center operating expenses, which offset a $0.1 million decrease in rental income.

Gain (Loss) From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.1 million and $0.2 million for the three months ended December 29, 2007 and December 30, 2006, respectively. There were no significant asset sale or disposal transactions in either fiscal quarter.

Other Income, Net. Other income, net decreased $0.1 million to $0.7 million for the three-month period ended December 29, 2007 from $0.8 million for the three-month period ended December 30, 2006. The decrease is principally due to lower interest income and increased charitable contributions, partially offset by higher income from waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.5 million for the three-month period ended December 29, 2007 to $11.5 million from $12.0 million for the three-month period ended December 30, 2006. Total debt at December 29, 2007 was $605.1 million compared to $556.1 million at December 30, 2006. Between December 30, 2006 and December 29, 2007, the Company repaid $29.1 million of mortgage indebtedness at a higher interest rate than the primarily floating rate line of credit borrowings that replaced it.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.7% in the December 2007 quarter compared to 38.0% in the December 2006 quarter primarily due to increased state income taxes and lower stock compensation deductions.

Net Income. Net income increased $1.5 million or 13.7% for the three-month period ended December 29, 2007 to $12.7 million compared to $11.2 million for the three-month period ended December 30, 2006. Net income, as a percentage of sales, was 1.7% for the December 2007 quarter and 1.6% for the December 2006 quarter. The increase in net income is attributed to increased sales and gross profit, and a decrease in expenses as a percentage of sales. Basic and diluted earnings per share for Class A Common Stock were $0.54 and $0.52, respectively, for the December 2007 quarter, compared to $0.48 and $0.46, respectively, for the December 2006 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.49 for the December 2007 quarter compared to $0.43 for the December 2006 quarter.

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

Capital expenditures totaled $60.5 million for the three-month period ended December 29, 2007, including the opening of three replacement stores, the construction of four fuel centers, the acquisition of four sites for future store development, and the purchase of two shopping centers where the Company operated leased stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2008 and in fiscal 2009.

Ingles’ capital expenditure plans for fiscal 2008 include investments of approximately $175 million. Over the course of fiscal 2008, the Company plans to open three new stores, remodel or replace seven stores, add approximately eight new fuel stations (at either new or existing stores) and purchase store sites for future expansion. Expenditures will also include investments in stores expected to open in fiscal 2009 as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $150 to $175 million going forward in order to maintain a modern store base. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at December 29, 2007 totaled $33.4 million.

Liquidity

The Company used $1.3 million of net cash from operations in the December 2007 quarter compared to $16.7 million of net cash provided by operations in the December 2006 quarter. Most of the change is attributable to the timing of payment on accounts payable and reductions in accrued expenses. Net cash from operations tends to be lower during the Company’s first fiscal quarter due to normal inventory growth to accommodate higher holiday sales. Inventory increased $16.1 million and $16.0 million during the three months ended December 29, 2007 and December 30, 2006, respectively.

Cash used in investing activities for the December 2007 quarter totaled $60.5 million of capital expenditures, compared to $18.8 million of cash used in investing activities (substantially all capital expenditures) for the December 2006 quarter.

Cash provided by financing activities during the December 2007 quarter totaled $58.0 million. Principal payments on long-term debt were $2.4 million and dividend payments were $3.9 million. Net new borrowings on the Company’s lines of credit totaled $60.5 million and new long-term debt totaled $3.7 million.

At December 29, 2007, the Company had lines of credit with five banks totaling $185.0 million, of which $81.1 million was outstanding at December 29, 2007. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $22.2 million of unused letters of credit were issued at December 29, 2007. This facility matures in October, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 29, 2007.

At December 29, 2007, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 102.903%. The redemption premium decreases to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at December 29, 2007.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 29, 2007, the Company had unencumbered real property and equipment with a net book value of approximately $606.1 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it, including renewals of lines of credit upon expiration, and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. Recent volatility in credit and equity markets could affect the timing and type of financings the Company seeks in the future and there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 29, 2007.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $149.9 million based on tangible net worth at December 29, 2007. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

	THREE MONTHS ENDED
	DECEMBER 29, 2007	DECEMBER 30, 2006
All items	5.6%	0.2%
Food and beverages	2.3%	0.8%
Energy	37.1%	(11.2)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; fluctuations in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 29, 2007.

Item 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-

15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 29, 2007, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2007. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of December 29, 2007.

(b) Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal year 2008 testing of internal controls over financial reporting and has begun performing tests for fiscal year 2008.

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

INGLES MARKETS, INCORPORATED

Date: February 1, 2008	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: February 1, 2008	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer