Form 10-Q
period 2008-03-29
INGLES MARKETS INC
filed 2008-05-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒ .

As of April 28, 2008, the Registrant had 12,454,260 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,058,001 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 29, 2008	SEPTEMBER 29, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$12,917,796	$16,839,621
Notes and accounts receivable, net	49,932,010	44,640,660
Inventories	246,988,475	233,464,859
Other current assets	10,024,049	10,648,217

Total Current Assets	319,862,330	305,593,357
Property and Equipment – Net	923,766,850	839,732,082
Other Assets	9,850,746	9,946,986

Total Assets	$1,253,479,926	$1,155,272,425

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$32,955,916	$31,306,955
Accounts payable - trade	154,063,107	143,935,192
Accrued expenses and current portion of other long-term liabilities	61,496,126	75,225,938

Total Current Liabilities	248,515,149	250,468,085
Deferred Income Taxes	39,697,578	38,176,578
Long-Term Debt	593,145,736	511,950,127
Other Long-Term Liabilities	6,014,630	6,533,659

Total Liabilities	887,373,093	807,128,449

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,454,258 shares issued and outstanding March 29, 2008; 12,355,783 shares issued and outstanding September 29, 2007	622,713	617,789
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 12,058,001 shares issued and outstanding March 29, 2008; 12,156,476 shares issued and outstanding September 29, 2007	602,900	607,824
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	246,697,088	228,734,231

Total Stockholders’ Equity	366,106,833	348,143,976

Total Liabilities and Stockholders’ Equity	$1,253,479,926	$1,155,272,425

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Net sales	$782,787,385	$681,164,012
Cost of goods sold	598,291,757	514,596,035

Gross profit	184,495,628	166,567,977
Operating and administrative expenses	153,063,120	139,497,979
Rental income, net	880,280	1,280,749
Loss from sale or disposal of assets	(487,352)	(328,032)

Income from operations	31,825,436	28,022,715
Other income, net	826,751	574,498
Interest expense	11,645,269	11,935,469

Income before income taxes	21,006,918	16,661,744

Income tax expense (benefit):
Current	7,075,000	5,623,000
Deferred	937,000	(2,468,000)

	8,012,000	3,155,000

Net income	$12,994,918	$13,506,744

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.56	$0.58

Diluted earnings per common share	$0.53	$0.55

Class B Common Stock
Basic earnings per common share	$0.51	$0.53

Diluted earnings per common share	$0.51	$0.53

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Net sales	$1,559,908,677	$1,366,862,600
Cost of goods sold	1,194,755,807	1,035,431,723

Gross profit	365,152,870	331,430,877
Operating and administrative expenses	303,349,461	275,962,051
Rental income, net	2,112,677	2,303,506
Loss from sale or disposal of assets	(559,215)	(489,937)

Income from operations	63,356,871	57,282,395
Other income, net	1,502,385	1,345,061
Interest expense	23,139,529	23,941,127

Income before income taxes	41,719,727	34,686,329

Income tax expense (benefit):
Current	14,805,000	14,120,000
Deferred	1,227,000	(4,108,000)

	16,032,000	10,012,000

Net income	$25,687,727	$24,674,329

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.10	$1.06

Diluted earnings per common share	$1.05	$1.01

Class B Common Stock
Basic earnings per common share	$1.00	$0.96

Diluted earnings per common share	$1.00	$0.96

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 29, 2008 AND MARCH 31, 2007

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	24,674,329	24,674,329
Cash dividends	—	—	—	—	—	(7,716,659)	(7,716,659)
Exercise of stock options	11,000	550	—	—	211,692	—	212,242
Common stock conversions	151,298	7,565	(151,298)	(7,565)	—	—	—

Balance, March 31, 2007	12,338,783	$616,939	12,170,476	$608,524	$118,123,115	$202,494,221	$321,842,799

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	25,687,727	25,687,727
Cash dividends	—	—	—	—	—	(7,724,870)	(7,724,870)
Exercise of stock options	—	—	—	—	—	—	—
Common stock conversions	98,475	4,924	(98,475)	(4,924)	—	—	—

Balance, March 29, 2008	12,454,258	$622,713	12,058,001	$602,900	$118,184,132	$246,697,088	$366,106,833

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 29, 2008	MARCH 31, 2007
Cash Flows from Operating Activities:
Net income	$25,687,727	$24,674,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	33,380,780	29,348,388
Losses on disposals of property and equipment	559,215	489,937
Receipt of advance payments on purchase contracts	531,898	2,645,154
Recognition of advance payments on purchase contracts	(1,884,349)	(1,915,247)
Deferred income taxes	1,227,000	(4,108,000)
Changes in operating assets and liabilities:
Receivables	(5,291,349)	821,684
Inventory	(13,523,616)	(13,534,677)
Other assets	303,590	6,070,315
Accounts payable and accrued expenses	(6,303,738)	8,268,120

Net Cash Provided by Operating Activities	34,687,158	52,760,003

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	404,387	510,809
Capital expenditures	(114,133,069)	(42,727,205)

Net Cash Used in Investing Activities	(113,728,682)	(42,216,396)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	410,811,502	216,580,400
Payments on short-term borrowings	(409,980,502)	(218,885,400)
Proceeds from long-term debt	87,080,000	—
Principal payments on long-term debt	(5,066,431)	(5,933,601)
Proceeds from exercise of stock options	—	212,242
Dividends paid	(7,724,870)	(7,716,659)

Net Cash Provided by (Used in) Financing Activities	75,119,699	(15,743,018)

Net Decrease in Cash and Cash Equivalents	(3,921,825)	(5,199,411)
Cash and cash equivalents at beginning of period	16,839,621	17,540,306

Cash and Cash Equivalents at End of Period	$12,917,796	$12,340,895

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 29, 2008 and March 31, 2007

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the Company) as of March 29, 2008, the results of operations for the three-month and six-month periods ended March 29, 2008 and March 31, 2007, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 29, 2008 and March 31, 2007. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2007 and the Form 10-Q for the fiscal quarter ended March 31, 2007, filed by the Company under the Securities Exchange Act of 1934 on November 28, 2007 and May 4, 2007, respectively.

The results of operations for the three-month and six-month periods ended March 29, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and six-month periods ended March 31, 2007 have been reclassified to conform to the current year presentation in the accompanying financial statements.

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

The adoption of FIN 48 did not have a material impact on the Company’s financial statements. After assessing certain tax positions taken by the Company, the Company determined that it was not necessary to recognize a cumulative effect adjustment as required by FIN 48. As of the adoption date, the Company had gross unrecognized tax benefits of $842,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 29, 2007, the Company had approximately $364,000 accrued for interest and penalties, of which $10,000 was a current period expense.

The Company’s effective tax rate of 38.68% differs from the federal statutory rate primarily as a result of state income taxes.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $899,000 and $962,000 at March 29, 2008 and September 29, 2007, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	MARCH 29, 2008	SEPTEMBER 29, 2007
Property, payroll, and other taxes payable	$9,696,187	$17,173,995
Salaries, wages and bonuses payable	18,239,344	22,285,059
Self-insurance reserves	9,433,953	9,379,454
Interest	12,011,973	11,511,939
Income taxes	—	700,554
Other	12,114,669	14,174,937

	$61,496,126	$75,225,938

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.2 million and $6.2 million for the three-month periods ended March 29, 2008 and March 31, 2007, respectively. For the six-month periods ended March 29, 2008 and March 31, 2007, employee insurance expense, net of employee contributions, totaled $12.6 million and $11.7 million, respectively.

E. LONG-TERM DEBT

At March 29, 2008, the Company had lines of credit with five banks totaling $185.0 million, of which $13.5 million was outstanding at March 29, 2008. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $20.7 million of unused letters of credit were issued at March 29, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 29, 2008.

During the six months ended March 29, 2008, the Company entered into new long-term debt arrangements totaling approximately $87.1 million of new borrowings secured by certain of the Company’s store properties and equipment. These arrangements reduced the Company’s line of credit borrowings and funded capital expenditures.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $159.1 million, based on tangible net worth at March 29, 2008. As of March 29, 2008, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 24, 2008 and October 25, 2007 to stockholders of record on January 14, 2008 and October 15, 2007, respectively.

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

	Three Months Ended March 29, 2008		Six Months Ended March 29, 2008
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,889,632	$6,105,286	$13,590,000	$12,097,727
Conversion of Class B to Class A shares	6,105,286		12,097,727

Net income allocated, diluted	$12,994,918	$6,105,286	$25,687,727	$12,097,727

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,422,195	12,090,066	12,389,938	12,122,323
Conversion of Class B to Class A shares	12,090,066		12,122,323

Weighted average shares outstanding, diluted	24,512,261	12,090,066	24,512,261	12,122,323

Earnings per share
Basic	$0.56	$0.51	$1.10	$1.00

Diluted	$0.53	$0.51	$1.05	$1.00

	Three Months Ended March 31, 2007		Six Months Ended March 31, 2007
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,052,497	$6,454,247	$12,871,083	$11,803,246
Conversion of Class B to Class A shares	6,453,566		11,802,121
Effect of assumed stock options exercised on allocated net income	681	(681)	1,125	(1,125)

Net income allocated, diluted	$13,506,744	$6,453,566	$24,674,329	$11,802,121

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,213,914	12,294,512	12,200,473	12,303,667
Conversion of Class B to Class A shares	12,294,512		12,303,667
Assumed stock options exercised	3,458		3,243

Weighted average shares outstanding, diluted	24,511,884	12,294,512	24,507,383	12,303,667

Earnings per share
Basic	$0.58	$0.53	$1.06	$0.96

Diluted	$0.55	$0.53	$1.01	$0.96

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
Revenues from unaffiliated customers:
Grocery sales	$750,572	$652,050	$1,494,996	$1,310,433
Shopping center rentals	2,925	3,198	6,008	6,393
Fluid dairy	32,215	29,115	64,913	56,430

Total revenues from unaffiliated customers	$785,712	$684,363	$1,565,917	$1,373,256

Income from operations:
Grocery sales	$28,063	$23,311	$55,615	$48,613
Shopping center rentals	881	1,281	2,113	2,304
Fluid dairy	2,882	3,430	5,629	6,365

Total income from operations	$31,826	$28,022	$63,357	$57,282

	MARCH 29, 2008	SEPTEMBER 29, 2007
Assets:
Grocery sales	$1,100,807	$1,013,788
Shopping center rentals	124,767	114,051
Fluid dairy	30,146	29,851
Elimination of intercompany receivable	(2,240)	(2,418)

Total assets	$1,253,480	$1,155,272

Revenue from shopping center rentals is reported on the rental income, net line of the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales on the Condensed Consolidated Statements of Income.

For the three-month periods ended March 29, 2008 and March 31, 2007, respectively, the fluid dairy segment had $15.7 million and $13.4 million in sales to the grocery sales segment. The fluid dairy segment had $32.0 million and $26.2 million in sales to the grocery sales segment for the six-month periods ended March 29, 2008 and March 31, 2007, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

I. TAX CONTINGENCY SETTLEMENT

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for uncertain tax positions by $3.2 million. This reduction is reflected as a reduction of income tax expense for the three- and six-month periods ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.1% for the six months ended March 31, 2007.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of March 29, 2008, the Company operated 55 in-store pharmacies and 49 fuel centers.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item Accrued expenses and current portion of other long-term liabilities on the Condensed Consolidated Balance Sheet.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $25.6 million and $24.3 million for the fiscal quarters ended March 29, 2008 and March 31, 2007, respectively. For the six-month periods ended March 29, 2008 and March 31, 2007, vendor allowances applied as a reduction of merchandise costs totaled $50.5 million and $45.9 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $4.1 million for the fiscal quarter ended March 29, 2008 and $2.4 million for the fiscal quarter ended March 31, 2007. For the six-month periods ended March 29, 2008 and March 31, 2007, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.7 million and $4.8 million, respectively.

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

Uncertain Tax Positions

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax positions. The Company’s positions are evaluated in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of position provisions for and changes to uncertain tax positions as the Company considers appropriate. Unfavorable settlement of any particular position would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for uncertain income tax positions by $3.2 million. This reduction is reflected as a reduction of income tax expense for the three- and six-month periods ended March 31, 2007.

New Accounting Pronouncements

On July 13, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. FIN 48 is effective for fiscal years beginning after December 15, 2006, and was required to be adopted by the Company beginning September 30, 2007. As discussed in the Company’s Notes to the Condensed Consolidated Financial Statements, the adoption of FIN 48 did not have a material impact.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three- and six-month periods ended March 29, 2008 and March 31, 2007. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three- and six-month periods ended March 29, 2008 and March 31, 2007, comparable store sales include 194 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6%	24.5%	23.4%	24.2%
Operating and administrative expenses	19.6%	20.5%	19.4%	20.2%
Rental income, net	0.1%	0.2%	0.1%	0.2%
Income from operations	4.1%	4.2%	4.1%	4.2%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.5%	1.8%	1.5%	1.8%
Income before income taxes	2.7%	2.5%	2.7%	2.5%
Income taxes	1.0%	0.5%	1.0%	0.7%
Net income	1.7%	2.0%	1.7%	1.8%

Three Months Ended March 29, 2008 Compared to the Three Months Ended March 31, 2007

Net income for the second quarter of fiscal 2008 totaled $13.0 million, a decrease of $0.5 million from net income of $13.5 million earned for the second quarter of fiscal 2007. Pre-tax income for the second quarter of fiscal 2008 totaled $21.0 million, an increase of 26.1% over pre-tax income of $16.7 million earned for the second quarter of fiscal 2007. Settlement of a state income tax position decreased income tax expense and increased net income by approximately $3.2 million during the second quarter of fiscal 2007. Food and energy inflation exceeded 5% and 8%, respectively, during the three months ended March 2008. The Company’s total and comparable store sales increases exceeded these CPI increases and resulted in higher gross profits and expense leverage.

Net Sales. Net sales increased 14.9% to $782.8 million for the three months ended March 29, 2008 from $681.2 million for the three months ended March 31, 2007. Ingles operated 197 stores at March 29, 2008, compared to 196 stores at March 31, 2007. Retail square footage was approximately 9.8 million at March 29, 2008 and 9.6 million at March 31, 2007. Sales improved in each department except video, with the largest percentage increases in the gasoline, deli, grocery and meat departments. The Company operated 10 additional fuel centers at March 29, 2008 compared to March 31, 2007. Total gasoline gallons sold increased approximately 19% while the average price per gas gallon increased 85 cents comparing the March fiscal 2008 quarter to the same period of fiscal 2007. Overall grocery sales were affected by rising costs during the quarter, which affected every area of the retail grocery segment.

Grocery segment comparable store sales grew $97.0 million, or 15.0%, in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but occurred in the third fiscal 2007 quarter. Excluding the effect of additional Easter sales in the second fiscal year 2008 quarter, the Company estimates comparable store sales increased 13.8%.

Excluding gasoline and additional Easter sales, comparable store sales increased $49.4 million, or 8.4%, for the three months ended March 29, 2008. The number of customer transactions (excluding gasoline) increased 9.7%, while the average transaction changed by less than one-half of one percent. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Changes in grocery segment sales for the quarter ended March 29, 2008 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 31, 2007	$652,050
Comparable store sales increase (including gasoline)	97,008
Impact of stores opened in fiscal 2007 and 2008	2,661
Impact of stores closed in fiscal 2007 and 2008	(1,180)
Other	33

Total grocery sales for the three months ended March 29, 2008	$750,572

Net sales to outside parties for the Company’s milk processing subsidiary increased $3.1 million or 10.6% in the March 2008 quarter compared to the March 2007 quarter. The sales increase is primarily attributable to higher raw milk costs, which are generally passed on to customers in the pricing of milk products, offset by a decrease in case volume sales. For example, the Company’s cost of 3.5% fat content raw milk was 52 cents per gallon higher, an increase of approximately 31%, during the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.

Gross Profit. Gross profit for the three-month period ended March 29, 2008 increased $17.9 million, or 10.8%, to $184.5 million, or 23.6% of sales, compared to $166.6 million, or 24.5% of sales, for the three-month period ended March 31, 2007.

Gross profit dollars increased due to the higher sales volume in the grocery segment. The majority of grocery segment sales growth in dollars occurred in gasoline and non-perishable grocery. Gasoline generally earns a lower gross margin than the Company’s other departments and non-perishable departments such as grocery generally earn lower gross margins than perishable departments. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.4% for the three months ended March 29, 2008 compared to 27.0% for the same quarter of last fiscal year. During periods of rising prices, margins may temporarily increase due to the sale of goods purchased before cost increases.

Gross profit for the Company’s milk processing subsidiary for the March 2008 quarter decreased $1.0 million, or 15.6%, to $5.3 million, or 11.1% of sales, compared to $6.3 million, or 14.8% of sales, for the March 2007 quarter. Rapidly rising raw milk prices decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to a higher sales price, and influenced a decrease in overall case volume sales.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $13.6 million, or 9.7%, to $153.1 million for the three months ended March 29, 2008, from $139.5 million for the three months ended March 31, 2007. As a percentage of sales, operating and administrative expenses decreased to 19.6% for the three months ended March 29, 2008 compared to 20.5% for the three months ended March 31, 2007. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$7.2	0.92%
Insurance	$1.8	0.23%
Depreciation and amortization	$1.6	0.20%
Advertising and promotions	$(1.3)	(0.17)%
Utilities and fuel	$1.3	0.16%
Bank charges	$0.9	0.12%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments such as gasoline.

Insurance expense increased due to increased employee health insurance and workers’ compensation claims.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures beginning in fiscal year 2006.

Advertising and promotion costs decreased as a higher percentage of costs were repaid by vendors in exchange for promoting products in the Company’s print and broadcast advertising.

Utilities and fuel expense increased due to increases in market energy costs. These market increases affect the cost of store utilities as well as distribution costs.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Rental Income, Net. Rental income, net totaled $0.9 million for the quarter ended March 29, 2008 and $1.3 million for the quarter ended March 31, 2007. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.5 million and $0.3 million for the three months ended March 29, 2008 and March 31, 2007, respectively. There were no significant asset sale or disposal transactions in either fiscal quarter.

Other Income, Net. Other income, net increased $0.2 million to $0.8 million for the three-month period ended March 29, 2008 from $0.6 million for the three-month period ended March 31, 2007. The increase was due primarily to increased sales of waste paper and packaging, offset by decreased interest income.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended March 29, 2008 to $11.6 million from $11.9 million for the three-month period ended March 31, 2007. Total debt at March 29, 2008 was $626.1 million compared to $548.1 million at March 31, 2007. Interest expense decreased as new borrowings were at lower interest rates, reflecting decreases in market interest rates and the addition of borrowing collateralized by certain store properties and equipment. Interest capitalized as construction costs increased due to the greater number of new store, remodel and relocation projects undertaken by the Company in recent months.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.1% in the quarter ended March 29, 2008 compared to 18.9% in the quarter ended March 31, 2007 due to the settlement of a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for uncertain tax positions by $3.2 million and reduced income tax expense by the same amount during the three months ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.3% for the three months ended March 31, 2007.

Net Income. Net income decreased $0.5 million, or 3.8%, for the three-month period ended March 29, 2008 to $13.0 million compared to $13.5 million for the three-month period ended March 31, 2007. Net income, as a percentage of sales, was 1.7% for the quarter ended March 29, 2008 and 2.0% for the quarter ended March 31, 2007. Basic and diluted earnings per share for Class A Common Stock were $0.56 and $0.53 for the quarter ended March 29, 2008 compared to $0.58 and $0.55, respectively, for the quarter ended March 31, 2007. Basic and diluted earnings per share for Class B Common Stock were each $0.51 for the quarter ended March 29, 2008 compared to $0.53 of basic and diluted earnings per share for the quarter ended March 31, 2007.

Six Months Ended March 29, 2008 Compared to the Six Months Ended March 31, 2007

Net income for the first six months of fiscal 2008 totaled $25.7 million, 4.1% higher than net income of $24.7 million earned for the first six months of fiscal 2007. Pre-tax income for the first six months of fiscal 2008 totaled $41.7 million, an increase of 20.3% over pre-tax income of $34.7 million earned for the same period of fiscal 2007. Settlement of a state income tax position decreased income tax expense by approximately $3.2 million during the first six months of fiscal 2007. Total and comparable store sales increased and gross profit dollars grew. Excluding lower margin gasoline sales, gross profit as a percentage of sales increased.

Net Sales. Net sales for the six months ended March 29, 2008 increased 14.1% to $1.56 billion, compared to $1.37 billion for the six months ended March 31, 2007. Sales improved in each department except video, with the largest percentage increases in the gasoline, deli, bakery, grocery and produce departments. Total gasoline gallons sold increased approximately 19% while the average price per gas gallon increased approximately 37% comparing the March fiscal 2008 six month period to the same period of fiscal 2007. Overall grocery sales were affected by rising costs during the fiscal 2008 six month period. The food category of the consumer price index increased 2.3% during the Company’s first fiscal quarter and 5.3% during the Company’s second fiscal quarter. These increases affected every area of the retail grocery segment. Overall, the Company’s sales growth excluding gasoline exceeded food inflation.

Grocery segment comparable store sales grew $181.1 million, or 13.9%, for the six months ended March 2008 compared to the same period of fiscal 2007. Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but occurred in the third fiscal 2007 quarter. Excluding the effect of additional Easter sales on the first half of fiscal year 2008 quarter, the Company estimates comparable store sales increased 13.3%.

Excluding gasoline and additional Easter sales, comparable store sales increased $99.1 million, or 8.4%, for the six months ended March 29, 2008. The number of customer transactions (excluding gasoline) increased 9.6%, while the average transaction changed by less than one-half of one percent. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Changes in grocery segment sales for the six months ended March 29, 2008 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 31, 2007	$1,310,433
Comparable store sales increase (including gasoline)	181,085
Impact of stores opened in fiscal 2007 and 2008	6,568
Impact of stores closed in fiscal 2007 and 2008	(3,112)
Other	22

Total grocery sales for the six months ended March 29, 2008	$1,494,996

Net sales to outside parties for the Company’s milk processing subsidiary increased $8.5 million, or 15.0%, in the six-month period ended March 29, 2008 compared to the six-month period ended March 31, 2007. The sales increase is primarily attributable to increased raw milk costs in the six-month period ended March 29, 2008 compared to the six-month period ended March 31, 2007. Raw milk cost increases are typically passed on to customers in the pricing of milk products.

The Company expects sales growth for the remainder of fiscal 2008 to approximate the rate of growth experienced in the first six months of this fiscal year. Sales growth for the remainder of fiscal year 2008 will be influenced to some extent by market fluctuations in the per gallon price of gasoline, and overall food cost inflation. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

In addition to the factors discussed above, the Company expects to accelerate the completion of new, remodeled or replacement stores and add additional fuel centers during the last six months of fiscal 2008.

Gross Profit. Gross profit for the six months ended March 29, 2008 increased $33.7 million, or 10.2%, to $365.1 million compared to $331.4 million, for the six months ended March 31, 2007. As a percent of sales, gross profit decreased to 23.4% for the six months ended March 29, 2008 from 24.2% for the six months ended March 31, 2007.

Gross profit dollars increased due to the higher sales volume in the grocery segment. The majority of grocery segment sales growth in dollars occurred in gasoline and non-perishable grocery. Gasoline generally earns a lower gross margin than the Company’s other departments and non-perishable departments such as grocery generally earn lower gross margins than perishable departments. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.9% for the six months ended March 29, 2008 compared to 26.6% for the same period of last fiscal year. During periods of rising prices, margins may temporarily increase due to the sale of goods purchased before cost increases.

Gross profit for the Company’s milk processing subsidiary for the March 2008 six month period decreased $1.1 million, or 9.8%, to $10.5 million, or 10.8% of sales, compared to $11.6 million, or 14.1% of sales, for the March 2007 six month period. Rapidly rising raw milk prices decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to a higher sales price, and influenced a decrease in overall case volume sales.

Operating and Administrative Expenses. Operating and administrative expenses increased $27.4 million, or 9.9%, to $303.3 million for the six months ended March 29, 2008, from $276.0 million for the six months ended March 31, 2007. As a percentage of sales, operating and administrative expenses decreased to 19.5% for the six-month period ended March 29, 2008 from 20.2% for the six-month period ended March 31, 2007. A variety of factors contributed to the dollar increase.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$14.7	0.94%
Depreciation and amortization	$2.7	0.17%
Utilities and fuel	$2.2	0.14%
Insurance expenses	$2.1	0.13%
Store supplies	$2.0	0.13%
Bank charges	$1.9	0.12%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, but decreased as a percentage of sales due to the allocation of management salaries over higher sales dollars and sales growth in less labor-intensive departments such as gasoline.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures beginning in fiscal year 2006.

Utilities and fuel expense increased due to increases in market energy costs. These market increases affect store operating costs as well as distribution costs.

Insurance expense increased due to increased employee health insurance and workers’ compensation claims.

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

Rental Income, Net. Rental income, net decreased $0.2 million to $2.1 million for the six-month period ended March 29, 2008 from $2.3 million in the March 2007 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.6 million and $0.5 million for the six months ended March 29, 2008 and March 31, 2007, respectively. There were no significant asset sale or disposal transactions in either fiscal quarter.

Other Income, Net. Other income, net totaled $1.5 million and $1.3 million for the six-month periods ended March 29, 2008 and March 31, 2007, respectively. Increased sales of waste paper and packaging was partially offset by reduced interest income for the comparable six month periods.

Interest Expense. Interest expense decreased $0.8 million to $23.1 million for the six months ended March 29, 2008 from $23.9 million for the six months ended March 31, 2007 . Interest expense decreased as new borrowings were at lower interest rates, reflecting decreases in market interest rates and the addition of borrowing collateralized by certain store properties and equipment.

Interest capitalized as construction costs increased due to the greater number of new store, remodel and relocation projects undertaken by the Company in recent months.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 38.4% for the six-month period ended March 29, 2008 compared to 28.9% for the six-month period ended March 31, 2007 due to the settlement of a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for uncertain tax positions by $3.2 million and reduced income tax expense by the same amount during the six months ended March 31, 2007. Without this reduction, the effective tax rate would have been 38.1% for the six months ended March 31, 2007.

Net Income. Net income increased $1.0 million, or 4.1%, for the six-month period ended March 29, 2008 to $25.7 million compared to $24.7 million for the six-month period ended March 31, 2007. Net income, as a percentage of sales, was 1.7% for the six-month period ended March 2008 and 1.8% for the March 2007 comparable period. Basic and diluted earnings per share for Class A Common Stock were $1.10 and $1.05 for the six-month period ended March 29, 2008 compared to $1.06 and $1.01, respectively, for the March 2007 comparable period. Basic and diluted earnings per share for Class B Common Stock were each $1.00 for the fiscal period ended March 29, 2008 compared to $0.96 of basic and diluted earnings per share for the March 2007 comparable period.

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

Capital expenditures totaled $114.1 million for the six-month period ended March 31, 2007, including the completion of four replacement stores, one remodeled store, and the purchase of nine land parcels. The Company also purchased two shopping centers where it operated leased stores and added five fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2008 and in fiscal 2007.

Ingles’ capital expenditure plans for all of fiscal 2008 include investments of approximately $200 million. For the balance of fiscal 2008, the Company plans to open two new stores, three remodeled stores, three replacement stores, and add a total of eight new fuel stations at new or existing stores. Expenditure plans will also include investments in stores expected to open in fiscal 2009, as well as technology improvements, upgrading and replacing existing store equipment, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at March 29, 2008 totaled $37.8 million.

Liquidity

The Company generated net cash from operations of $34.7 million for the six months ended March 29, 2008 compared to $52.8 million for the comparable 2007 period. In addition to the $1.0 million increase in net income over the comparative six-month periods, inventory increased $13.5 million during the six months ended March 29, 2008 to support increased growth and reflecting food cost inflation. Accounts payable and accrued expenses decreased $6.3 million, primarily from the timing of invoice payments.

Cash used by investing activities for the six-month period ended March 29, 2008 totaled $113.7 million, comprised primarily of $114.1 million of capital expenditures during the period, partially offset by $0.4 million of proceeds from the sale of assets.

Cash provided by financing activities during the six-month period ended March 29, 2008 totaled $75.1 million. During this period, the Company reduced its line of credit borrowings and funded capital expenditures with $87.1 million of new borrowings secured by certain of the Company’s store properties and equipment. These loans generally may be repaid in three years or less without penalty and have a current weighted average fixed interest rate of approximately 6.05%. Cash used by financing activities during this period included principal payments on long-term debt of $5.1 million and dividend payments of $7.7 million.

At March 29, 2008, the Company had lines of credit with five banks totaling $185.0 million, of which $13.5 million was outstanding at March 29, 2008. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $20.7 million of unused letters of credit were issued at March 29, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at March 29, 2008.

At March 29, 2008, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 102.903%. The redemption premium decreases to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at March 29, 2008.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 29, 2008, the Company had unencumbered real property and equipment with a net book value of approximately $561.9 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors. These factors may include, among others, increased food and gasoline costs, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors, and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $159.1 million based on tangible net worth at March 29, 2008. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Company’s senior subordinated debt. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter occurs in that quarter as it did in fiscal year 2008. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Three Months Ended		Twelve Months Ended
	MARCH 29, 2008	MARCH 31, 2007	MARCH 29, 2008	MARCH 31, 2007
All items	3.1%	4.7%	4.0%	2.8%
Food and beverages	5.1%	7.4%	4.4%	3.3%
Energy	8.6%	22.9%	17.0%	4.4%

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

The one-month London Interbank Offered Rate (LIBOR) is used as the basis for the interest rate on the Company’s lines of credit as well as on certain other borrowings. This rate, as tracked by the Wall Street Journal, has decreased from approximately 5.3% at the end of September 2007 to approximately 2.7% at the end of March 2008.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2008, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2007. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of March 29, 2008.

(b) Changes in Internal Control over Financial Reporting

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 12, 2008. At this meeting, the Company’s stockholders voted on the following proposals:

1.	Elect nine members of the Board of Directors by holders of Class A Common Stock and Class B Common Stock to serve until the 2009 Annual Meeting of Stockholders:

Name	Common Stock	Votes For	Votes Withheld
Fred D. Ayers	Class A	11,146,155	279,982
John O. Pollard	Class A	10,754,395	671,742
Ronald B. Freeman	Class B	10,959,541	0
Charles L. Gaither, Jr.	Class B	10,959,541	0
Robert P. Ingle	Class B	10,959,541	0
Robert P. Ingle, II	Class B	10,959,541	0
James W. Lanning	Class B	10,959,541	0
Charles E. Russell	Class B	10,959,541	0
Laura Ingle Sharp	Class B	10,959,541	0

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 5, 2008	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: May 5, 2008	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer