Form 10-Q
period 2008-06-28
INGLES MARKETS INC
filed 2008-07-31
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of July 28, 2008, the Registrant had 12,504,260 shares of Class A Common Stock, $0.05 par value per share, outstanding and 12,008,001 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28, 2008	September 29, 2007
ASSETS

Current Assets:
Cash and Cash Equivalents	$13,410,714	$16,839,621
Notes and Accounts Receivable, net	55,935,129	44,640,660
Inventories	252,458,501	233,464,859
Other Current Assets	10,217,294	10,648,217

Total Current Assets	332,021,638	305,593,357
Property and Equipment – net	977,549,148	839,732,082
Other Assets	10,002,187	9,946,986

Total Assets	$1,319,572,973	$1,155,272,425

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$30,816,389	$31,306,955
Accounts payable – trade	165,676,539	143,935,192
Accrued expenses and current portion of other long-term liabilities	64,186,479	75,225,938

Total Current Liabilities	260,679,407	250,468,085
Deferred Income Taxes	39,180,000	38,176,578
Long-Term Debt	635,787,271	511,950,127
Other Long-Term Liabilities	5,709,369	6,533,659

Total Liabilities	941,356,047	807,128,449

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,504,258 shares issued and outstanding June 28, 2008; 12,355,783 shares issued and outstanding September 29, 2007	625,213	617,789
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 12,008,001 shares issued and outstanding June 28, 2008; 12,156,476 shares issued and outstanding September 29, 2007	600,400	607,824
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	258,807,181	228,734,231

Total Stockholders’ Equity	378,216,926	348,143,976

Total Liabilities and Stockholders’ Equity	$1,319,572,973	$1,155,272,425

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 28, 2008	June 30, 2007
Net sales	$835,346,746	$738,695,131
Cost of goods sold	644,283,567	563,466,947

Gross profit	191,063,179	175,228,184
Operating and administrative expenses	158,068,889	141,786,968
Rental income, net	673,392	1,248,327
Gain (loss) from sale or disposal of assets	(110,766)	7,667,818

Income from operations	33,556,916	42,357,361
Other income, net	842,642	793,002
Interest expense	11,625,811	11,861,469

Income before income taxes	22,773,747	31,288,894

Income tax expense (benefit):
Current	8,153,000	(6,906,000)
Deferred	(1,353,000)	18,449,000

	6,800,000	11,543,000

Net income	$15,973,747	$19,745,894

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.68	$0.84

Diluted earnings per common share	$0.65	$0.81

Class B Common Stock
Basic earnings per common share	$0.62	$0.77

Diluted earnings per common share	$0.62	$0.77

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 28, 2008	June 30, 2007
Net sales	$2,395,255,423	$2,105,557,730
Cost of goods sold	1,839,039,374	1,598,898,669

Gross profit	556,216,049	506,659,061
Operating and administrative expenses	461,418,350	417,749,019
Rental income, net	2,786,069	3,551,833
Gain (loss) from sale or disposal of assets	(669,981)	7,177,881

Income from operations	96,913,787	99,639,756
Other income, net	2,345,027	2,138,063
Interest expense	34,765,340	35,802,596

Income before income taxes	64,493,474	65,975,223

Income tax expense (benefit):
Current	22,958,000	7,214,000
Deferred	(126,000)	14,341,000

	22,832,000	21,555,000

Net income	$41,661,474	$44,420,223

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.78	$1.90

Diluted earnings per common share	$1.70	$1.81

Class B Common Stock
Basic earnings per common share	$1.62	$1.73

Diluted earnings per common share	$1.62	$1.73

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 28, 2008 AND JUNE 30, 2007

	Class A Common Stock		Class B Common Stock		Paid-in Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	44,420,223	44,420,223
Cash dividends	—	—	—	—	—	(11,578,130)	(11,578,130)
Exercise of stock options	13,000	650	—	—	254,214	—	254,864
Common stock conversions	156,923	7,846	(156,923)	(7,846)	—	—	—

Balance, June 30, 2007	12,346,408	$617,320	12,164,851	$608,243	$118,165,637	$218,378,644	$337,769,844

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	41,661,474	41,661,474
Cash dividends	—	—	—	—	—	(11,588,524)	(11,588,524)
Exercise of stock options	—	—	—	—	—	—	—
Common stock conversions	148,475	7,424	(148,475)	(7,424)	—	—	—

Balance, June 28, 2008	12,504,258	$625,213	12,008,001	$600,400	$118,184,132	$258,807,181	$378,216,926

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 28, 2008	June 30, 2007
Cash Flows from Operating Activities:
Net income	$41,661,474	$44,420,223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,862,830	44,756,324
Loss (gain) on disposals of property and equipment	669,981	(7,177,881)
Receipt of advance payments on purchase contracts	1,775,000	3,645,153
Recognition of advance payments on purchase contracts	(2,901,725)	(2,936,750)
Deferred income taxes	(126,000)	14,341,000
Changes in operating assets and liabilities:
Receivables	(11,294,469)	(3,441,047)
Inventory	(18,993,642)	(16,202,220)
Other assets	423,685	6,103,683
Accounts payable and accrued expenses	5,683,768	15,561,177

Net Cash Provided by Operating Activities	67,760,902	99,069,662

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	494,043	14,060,732
Capital expenditures	(183,441,906)	(96,401,120)

Net Cash Used in Investing Activities	(182,947,863)	(82,340,388)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	569,349,502	324,038,400
Payments on short-term borrowings	(589,928,502)	(302,838,400)
Proceeds from long-term debt	153,015,366	—
Principal payments on long-term debt	(9,089,788)	(26,901,717)
Proceeds from exercise of stock options	—	254,864
Dividends paid	(11,588,524)	(11,578,130)

Net Cash Provided by (Used in) Financing Activities	111,758,054	(17,024,983)

Net Decrease in Cash and Cash Equivalents	(3,428,907)	(295,709)
Cash and cash equivalents at beginning of period	16,839,621	17,540,306

Cash and Cash Equivalents at End of Period	$13,410,714	$17,244,597

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 28, 2008 and June 30, 2007

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the Company) as of June 28, 2008, the results of operations for the three-month and nine-month periods ended June 28, 2008 and June 30, 2007, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 28, 2008 and June 30, 2007. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2007 and the Form 10-Q for the fiscal quarter ended June 30, 2007, filed by the Company under the Securities Exchange Act of 1934 on November 28, 2007, and August 3, 2007, respectively.

The results of operations for the three-month and nine-month periods ended June 28, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 30, 2007 have been reclassified to conform to the current year presentation in the accompanying financial statements.

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

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 28, 2008, the Company had approximately $277,000 accrued for interest and penalties.

The Company’s effective tax rate of 29.9% and 35.4% for the three and nine month periods ended June 28, 2008 differs from the federal statutory rate primarily as a result of state income taxes, increased tax credits and a reduction of the Company’s deferred tax rate in the three month period ended June 28, 2008.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $897,000 and $962,000 at June 28, 2008 and September 29, 2007, respectively.

D. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 28, 2008	September 29, 2007
Property, payroll, and other taxes payable	$11,287,242	$17,173,995
Salaries, wages and bonuses payable	21,135,212	22,285,059
Self-insurance liabilities	10,272,575	9,379,454
Interest	4,170,231	11,511,939
Income taxes	4,359,720	700,554
Other	12,961,499	14,174,937

	$64,186,479	$75,225,938

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $6.8 million and $5.6 million for each of the three-month periods ended June 28, 2008 and June 30, 2007, respectively. For the nine-month periods ended June 28, 2008 and June 30, 2007, employee insurance expense, net of employee contributions, totaled $19.5 million and $17.2 million, respectively.

E. LONG-TERM DEBT

At June 28, 2008, the Company had lines of credit with five banks totaling $185.0 million, of which none was outstanding at June 28, 2008. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company also has a facility with a bank to issue up to $30.0 million in unused letters of credit, of which $23.0 million of unused letters of credit were issued at June 28, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 28, 2008.

During the nine months ended June 28, 2008, the Company entered into new long-term debt arrangements totaling approximately $153.0 million of new borrowings secured by certain of the Company’s store properties and equipment. These arrangements reduced the Company’s line of credit borrowings and funded capital expenditures.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $171.3 million, based on tangible net worth at June 28, 2008. As of June 28, 2008, the Company was in compliance with these covenants.

F. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 24, 2008, January 24, 2008 and October 25, 2007 to stockholders of record on April 10, 2008, January 14, 2008 and October 11, 2007, respectively.

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

	Three Months Ended June 28, 2008		Nine Months Ended June 28, 2008
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,508,632	$7,465,115	$22,090,998	$19,570,476
Conversion of Class B to Class A shares	7,465,115		19,570,476
Effect of assumed stock options exercised on allocated net income	—	—	—	—

Net income allocated, diluted	$15,973,747	$7,465,115	$41,661,474	$19,570,476

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,480,084	12,032,177	12,419,987	12,092,274
Conversion of Class B to Class A shares	12,032,177		12,092,274
Assumed stock options exercised	—		—

Weighted average shares outstanding, diluted	24,512,261	12,032,177	24,512,261	12,092,274

Earnings per share
Basic	$0.68	$0.62	$1.78	$1.62

Diluted	$0.65	$0.62	$1.70	$1.62

The per share amounts for the third quarter of fiscal 2007 and the nine months ended June 30, 2007 are based on the following amounts:

	Three Months Ended June 30, 2007		Nine Months Ended June 30, 2007
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,412,733	$9,333,161	$23,283,816	$21,136,407
Conversion of Class B to Class A shares	9,332,311		21,134,423
Effect of assumed stock options exercised on allocated net income	850	(850)	1,984	(1,984)

Net income allocated, diluted	$19,745,894	$9,332,311	$44,420,223	$21,134,423

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,342,335	12,167,761	12,255,288	12,247,610
Conversion of Class B to Class A shares	12,167,761		12,247,610
Assumed stock options exercised	2,652		2,614

Weighted average shares outstanding, diluted	24,512,748	12,167,761	24,505,512	12,247,610

Earnings per share
Basic	$0.84	$0.77	$1.90	$1.73

Diluted	$0.81	$0.77	$1.81	$1.73

H. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenues from unaffiliated customers:
Grocery sales	$803,081	$706,908	$2,298,077	$2,017,341
Shopping center rentals	2,722	3,193	8,730	9,586
Fluid dairy	32,266	31,787	97,179	88,217

Total revenues from unaffiliated customers	$838,069	$741,888	$2,403,986	$2,115,144

Income from operations:
Grocery sales	$30,067	$37,752	$85,682	$86,366
Shopping center rentals	673	1,248	2,786	3,552
Fluid dairy	2,817	3,357	8,446	9,722

Total income from operations	$33,557	$42,357	$96,914	$99,640

	June 28, 2008	September 29, 2007
Assets:
Grocery sales	$1,166,725	$1,013,788
Shopping center rentals	125,371	114,051
Fluid dairy	29,880	29,851
Elimination of intercompany receivable	(2,403)	(2,418)

Total assets	$1,319,573	$1,155,272

Grocery segment sales by major category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Sales by category
Grocery	$319,488	$296,907	$964,513	$878,809
Non-foods	158,326	149,879	463,085	439,150
Perishables	185,508	176,053	537,427	496,047
Gasoline	139,759	84,069	333,052	203,335

Total grocery segment	$803,081	$706,908	$2,298,077	$2,017,341

The grocery category includes grocery, dairy, and frozen foods.

Non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended June 28, 2008 and June 30, 2007, respectively, the fluid dairy segment had $14.9 million and $14.1 million in sales to the grocery sales segment. The fluid dairy segment had $46.9 million and $40.3 million in sales to the grocery sales segment for the nine-month periods ended June 28, 2008 and June 30, 2007, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in Georgia (73), North Carolina (65), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 28, 2008, the Company operated 59 in-store pharmacies and 52 fuel centers.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As management estimates, by their nature, involve judgment regarding future uncertainties, actual results may differ materially from these estimates.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Condensed Consolidated Balance Sheet.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $24.1 million and $23.3 million for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively. For the nine-month periods ended June 28, 2008 and June 30, 2007, vendor allowances applied as a reduction of merchandise costs totaled $74.6 million and $69.1 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million and $2.8 million for the fiscal quarters ended June 28, 2008 and June 30, 2007, respectively. For the nine-month periods ended June 28, 2008 and June 30, 2007, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.1 million and $7.6 million, respectively.

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

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for uncertain income tax positions by $3.2 million. This reduction is reflected as a reduction of income tax expense for the three and nine-month periods ended June 30, 2007.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 28, 2008 and June 30, 2007. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 28, 2008 and June 30, 2007, comparable store sales include 194 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note H “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.9%	23.7%	23.2%	24.0%
Operating and administrative expenses	18.9%	19.2%	19.3%	19.8%
Rental income, net	0.1%	0.2%	0.1%	0.2%
Gain (loss) from sale or disposal of assets	—%	1.0%	—%	0.3%
Income from operations	4.1%	5.7%	4.1%	4.7%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.4%	1.6%	1.5%	1.7%
Income taxes	0.8%	1.5%	1.0%	1.0%
Net income	1.9%	2.7%	1.7%	2.1%

Three Months Ended June 28, 2008 Compared to the Three Months Ended June 30, 2007

Net income for the third quarter of fiscal 2008 totaled $16.0 million, compared with net income of $19.7 million earned for the third quarter of fiscal 2007. During the third quarter of fiscal 2007, the Company sold a shopping center in which it no longer operated a store and recognized an after-tax gain of approximately $4.9 million. Excluding this transaction, net income was slightly higher comparing the third quarters of fiscal 2008 and 2007. Total and comparable store sales increases were strong and gross profit dollars grew. Increased operating expenses, including those related to energy, offset the positive effect of sales growth.

Net Sales. Net sales increased 13.1% to $835.3 million for the three months ended June 28, 2008 from $738.7 million for the three months ended June 30, 2007. Ingles operated 197 stores at June 28, 2008, compared to 196 stores at June 30, 2007. Retail square footage was approximately 10.1 million at June 28, 2008 and approximately 9.6 million at June 30, 2007. Sales improved in each product category, with the largest percentage increase in the gasoline and deli departments. The Company operated 10 additional fuel centers at June 28, 2008 compared to June 30, 2007. The Company believes increased deli sales reflect customers substituting the Company’s ready to eat products instead of restaurant dining.

Grocery segment comparable store sales grew $93.6 million, or 13.3%, in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007. Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but occurred in the third fiscal 2007 quarter. Excluding the effect of additional Easter sales in the third fiscal year 2007 quarter, the Company estimates comparable store sales increased 14.2%. The number of customer transactions (excluding gasoline) increased 8.9%, while the average transaction size (excluding gasoline) decreased by approximately 51 cents. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Excluding the Easter effect and gasoline sales, grocery segment comparable store sales increased $43.6 million, or 7.1%, for the three months ended June 28, 2008. Total gasoline gallons sold increased approximately 28.6% while the average price per gas gallon was approximately 83 cents higher comparing the June fiscal 2008 quarter to the same period of fiscal 2007.

Sales by major category within the grocery segment (amounts in thousands) are as follows:

	Three Months Ended June 28, 2008	Three Months Ended June 30, 2007
Sales by category
Grocery	$319,488	$296,907
Non-foods	158,326	149,879
Perishables	185,508	176,053
Gasoline	139,759	84,069

Total grocery segment	$803,081	$706,908

The grocery category includes grocery, dairy, and frozen foods.

Non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 28, 2008 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 30, 2007	$706,908
Comparable store sales increase (including gasoline)	93,640
Impact of stores opened in fiscal 2007 and 2008	3,758
Impact of stores closed in fiscal 2007 and 2008	(1,252)
Other	27

Total grocery sales for the three months ended June 28, 2008	$803,081

Net sales to outside parties for the Company’s milk processing subsidiary increased $0.5 million or 1.5% in the June 2008 quarter compared to the June 2007 quarter. The sales increase is primarily attributable to an increase in raw milk costs, which are generally passed on to customers in the pricing of milk products, offset by a decrease in the volume of gallons sold.

Gross Profit. Gross profit for the three-month period ended June 28, 2008 increased $15.8 million or 9.0% to $191.1 million, or 22.9% of sales, compared to $175.2 million, or 23.7% of sales, for the three-month period ended June 30, 2007.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2008 quarter due primarily to higher relative sales growth in the gasoline department that has lower gross margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.3% for the three months ended June 28, 2008 compared to 26.6% for the same quarter of last fiscal year. During periods of rising prices, margins may temporarily increase due to the sale of goods purchased before cost increases.

Gross profit for the Company’s milk processing subsidiary for the June 2008 quarter decreased $0.9 million or 14.4% to $5.1 million, or 10.9% of sales, compared to $6.0 million, or 13.1% of sales for the June 2007 quarter. Per gallon margins decreased in response to competitive factors and the sales price per gallon increased. These factors resulted in a lower gross profit as a percentage of sales.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of sales line item, while these items are included in operating and administrative expenses for the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers include all of the costs related to their distribution network in cost of goods sold and others, like the Company, exclude a portion of the costs from gross profit, including the costs instead in a line item such as operating and administrative expenses.

Operating and Administrative Expenses. Operating and administrative expenses increased $16.3 million or 11.5% to $158.1 million for the three months ended June 28, 2008, from $141.8 million for the three months ended June 30, 2007. As a percentage of sales, operating and administrative expenses decreased to 18.9% for the three months ended June 28, 2008 compared to 19.2% for the three months ended June 30, 2007. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.6% of sales for the third fiscal 2008 quarter compared to 21.6% for the third fiscal quarter of 2007. Higher energy costs resulted in increased distribution costs, increased store utility costs and increased plastic supply costs. The Company chose to absorb much of these cost increases in order to minimize the impact of difficult economic conditions on its customers.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$6.7	0.81%
Warehouse expense	$1.8	0.22%
Depreciation and amortization	$1.7	0.21%
Store supplies	$1.4	0.16%
Utilities and fuel	$1.2	0.15%
Bank charges	$1.2	0.14%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and due to an increase in retail square footage from larger stores.

Warehouse expenses increased due to increased diesel fuel costs used in deliveries from the Company’s warehouse to its stores and from additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Store supplies expenses increased as a result of increases in petroleum costs, which affect the cost of plastic used in many of the Company’s wraps, bags, and packaging. Overall sales increases also resulted in increased supply expenses, including higher proportionate sales increases in the deli and bakery departments, which require more wrapping and packaging.

Utilities and fuel expense increased due to increases in market energy costs and an increase in retail square footage.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Rental Income, Net. Rental income, net decreased $0.5 million to $0.7 million for the June 2008 quarter from $1.2 million for the June 2007 quarter. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.1 million for the quarter ended June 28, 2008 compared with a gain of $7.7 million for the June 2007 fiscal quarter. During the June 2007 fiscal quarter the Company realized a pre-tax gain of approximately $7.9 million on the sale of a shopping center in which the Company no longer operated a store.

Other Income, Net. Other income, net totaled $0.8 million for the three-month periods ended June 28, 2008 and June 30, 2007 consisting primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended June 28, 2008 to $11.6 million from $11.9 million for the three-month period ended June 30, 2007. Total debt at June 2008 was $666.6 million compared to $550.6 million at June 2007. While total debt has increased, the interest rate paid on new debt is lower than on debt repaid in the previous twelve months.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 29.9% in the June 2008 quarter compared to 36.9% in the June 2007 quarter due to lower state income taxes, increased tax credits, and a lower provision for deferred income taxes. The filing of the Company’s fiscal year 2007 income tax return resulted in adjustments to provisions for state taxes and for deferred income taxes that were recorded in the current fiscal quarter.

Net Income. Net income totaled $16.0 million, 1.9% of sales, for the three-month period ended June 28, 2008. Basic and diluted earnings per share for Class A Common Stock were $0.68 and $0.65, respectively, for the June 2008 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.62 for the June 2008 quarter. Net income totaled $19.7 million, 2.7% of sales, for the three-month period ended June 30, 2007. Basic and diluted earnings per share for Class A Common Stock were $0.84 and $0.81, respectively, for the June 2007 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.77 for the June 2007 quarter. Included in the third quarter fiscal 2007 results was an after-tax gain of approximately $4.9 million on the sale of a shopping center in which the Company no longer operated a store. If this fiscal 2007 gain is excluded, third quarter fiscal 2008 net income increased by $1.2 million compared with the same fiscal 2007 period.

Nine Months Ended June 28, 2008 Compared to the Nine Months Ended June 30, 2007

Net income for the first nine months of fiscal 2008 totaled $41.7 million, compared with net income of $44.4 million earned for the first nine months of fiscal 2007. The fiscal 2007 nine-month period includes an after tax gain of approximately $4.9 million on the sale of a shopping center in which the Company no longer operated a store and a $3.2 million reduction of fiscal 2007 income tax expense resulting from settlement of a state income tax position. If these items are excluded, net income for the first nine months of fiscal 2008 increased 14.9 % over the comparable fiscal 2007 period.

Net Sales. Net sales for the nine months ended June 28, 2008 increased 13.8% to $2.40 billion, compared to $2.11 billion for the nine months ended June 30, 2007. Sales improved in each product category, with the largest percentage increase in the gasoline and deli departments. As noted above in the three-month discussion, the Company operated 10 additional fuel centers at June 28, 2008 compared to June 30, 2007. The Company believes increased deli sales reflect customers substituting the Company’s ready to eat products instead of restaurant dining.

Grocery segment comparable store sales for the period grew $274.7 million, or 13.7%. The number of customer transactions (excluding gasoline) increased 9.3%, while the average transaction size (excluding gasoline) decreased by approximately 21 cents. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Excluding gasoline sales, comparable store sales increased $145.3 million, or 8.1%, for the nine months ended June 28, 2008. Total gasoline gallons sold increased approximately 22.1% while the average price per gallon increased approximately 33.7% comparing the June fiscal 2008 nine months to the same period of fiscal 2007.

Sales by major category within the grocery segment (amounts in thousands) are as follows:

	Nine Months Ended June 28, 2008	Nine Months Ended June 30, 2007
Sales by category
Grocery	$964,513	$878,809
Non-foods	463,085	439,150
Perishables	537,427	496,047
Gasoline	333,052	203,335

Total grocery segment	$2,298,077	$2,017,341

The grocery category includes grocery, dairy, and frozen foods.

Non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 28, 2008 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 30, 2007	$2,017,341
Comparable store sales increase (including gasoline)	274,726
Impact of stores opened in fiscal 2007 and 2008	10,326
Impact of stores closed in fiscal 2007 and 2008	(4,364)
Other	48

Total grocery sales for the nine months ended June 28, 2008	$2,298,077

Net sales to outside parties for the Company’s milk processing subsidiary increased $9.0 million or 10.2% in the June 2008 nine-month period compared to the June 2007 nine-month period. The sales increase is primarily attributable to increased raw milk costs in the nine-month period ended June 28, 2008 compared to the nine-month period ended June 30, 2007. Raw milk cost increases are typically passed on to customers in the pricing of milk products.

The Company expects sales growth for the remainder of fiscal 2008 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2008 will be influenced to some extent by market fluctuations in the per gallon price of gasoline, and overall food cost inflation. In addition to the factors discussed above, the Company has recently accelerated the completion of new, remodeled or replacement stores and fuel centers. The Company expects that the maturation of these new and expanded stores will also contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 28, 2008 increased $49.5 million or 9.8% to $556.2 million compared to $506.7 million, for the nine months ended June 30, 2007. As a percentage of sales, gross profit decreased to 23.2% for the nine months ended June 28, 2008 from 24.0% for the nine months ended June 30, 2007.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was lower for the June 2008 nine month period due primarily to higher sales growth in lower margin gasoline. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.1% for the nine months ended June 28, 2008 compared to 26.7% for the same period of last fiscal year. During periods of rising prices, margins may temporarily increase due to the sale of goods purchased before cost increases.

Gross profit for the Company’s milk processing subsidiary for the June 2008 nine month period decreased $2.0 million, or 11.4%, to $15.6 million, or 10.9% of sales, compared to $17.6 million, or 13.7% of sales, for the June 2007 nine month period. Rapidly rising raw milk prices decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to a higher sales price, and influenced a decrease in overall case volume sales.

Operating and Administrative Expenses. Operating and administrative expenses increased $43.7 million or 10.5% to $461.4 million for the nine months ended June 28, 2008, from $417.7 million for the nine months ended June 30, 2007. As a percentage of sales, operating and administrative expenses decreased to 19.3% for the June 2008 nine-month period from 19.8% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.3% of sales for the nine-month fiscal 2008 period compared to 21.9% for the same period of fiscal 2007. Higher energy costs resulted in increased distribution costs, increased store utility costs and increased plastic supply costs. The Company chose to absorb much of these cost increases in order to minimize the impact of difficult economic conditions on its customers.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$21.5	0.90%
Depreciation and amortization	$4.4	0.18%
Utilities and fuel	$3.5	0.14%
Store Supplies	$3.4	0.14%
Insurance	$3.1	0.13%
Bank charges	$3.0	0.13%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and due to an increase in retail square footage from larger stores.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Utilities and fuel expense increased due to increases in market energy costs and an increase in retail square footage.

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

Rental Income, Net. Rental income, net decreased $0.8 million to $2.8 million in the June 2008 nine-month period from $3.6 million in the June 2007 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.7 million for the nine months ended June 28, 2008 compared with a gain of $7.2 million for the comparable June 2007 period. During the June 2007 nine month period the Company realized a pre-tax gain of approximately $7.9 million on the sale of a shopping center in which the Company no longer operated a store.

Other Income, Net. Other income, net totaled $2.3 million and $2.1 million for the nine-month periods ended June 28, 2008, and June 30, 2007, respectively. Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $1.0 million to $34.8 million for the nine months ended June 28, 2008 from $35.8 million for the nine months ended June 30, 2007. Principal repayments on higher-rate mortgage debt totaled $9.1 million for the nine months ended June 28, 2008 and line of credit repayments totaled $20.6 million over the same period. While new borrowings during fiscal 2008 have increased total debt, the interest rate paid on new debt is lower than on mortgage debt repaid.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.4% in the June 2008 nine-month period compared to 32.7% in the June 2007 nine-month period. During the second quarter of fiscal 2007, the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement the Company reduced its reserve for contingent income taxes by $3.2 million and reduced income tax expense by the same amount during that quarter. Without this reduction, the effective tax rate would have been 38.2% for the nine months ended June 30, 2007.

Net Income. Net income totaled $41.7 million, 1.7% of sales, for the nine-month period ended June 28, 2008. Basic and diluted earnings per share for Class A Common Stock were $1.78 and $1.70, respectively, for the June 2008 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.62 for the June 2008 nine-month period . Net income totaled $44.4 million, 2.1% of sales, for the nine-month period ended June 30, 2007. Basic and diluted earnings per share for Class A Common Stock were $1.90 and $1.81, respectively, for the June 2007 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.73 for the June 2007 nine-month period. Included in the fiscal 2007 results was an after-tax gain of approximately $4.9 million on the sale of a shopping center in which the Company no longer operated a store and a $3.2 million reduction of fiscal 2007 income tax expense resulting from settlement of a state income tax position. If these items are excluded, net income for the first nine months of fiscal 2008 increased 14.9 % over the comparable fiscal 2007 period.

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

Capital expenditures totaled $183.4 million for the nine-month period ended June 28, 2008, including the completion of one new store, three remodeled stores, five replacement stores, and the purchase of 11 land parcels. The Company also purchased two shopping centers where it operated leased stores and added eight fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2008 and in fiscal 2009.

Ingles’ capital expenditure plans for all of fiscal 2008 include investments of approximately $230 million. For the balance of fiscal 2008, the Company plans to complete two new stores, two remodeled stores, one replacement store and add a total of four fuel stations at new or existing stores. Further expenditures include investments in stores expected to open in fiscal 2009 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $175 to $200 million going forward in order to maintain a modern store base. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at June 28, 2008 totaled $37.3 million.

Liquidity

The Company generated net cash from operations of $67.8 million in the June 2008 nine-month period compared to $99.1 million for the comparable 2007 period. Increased working capital needed to support increased sales and operations resulted in an overall decrease in net cash from operations over the comparative nine month 2008 and 2007 periods.

Cash used by investing activities for the June 2008 nine-month period totaled $182.9 million comprised primarily of $183.4 million of capital expenditures during the period, partially offset by $0.5 million of proceeds from the sale of assets. This compares with capital expenditures totaling $96.4 million and proceeds from the sale of assets totaling $14.1 million during the nine months ended June 30, 2007.

Cash provided by financing activities during the nine-month period ended June 28, 2008 totaled $111.8 million. During this period, the Company repaid its $20.6 million in line of credit borrowings and funded capital expenditures with $153.0 million of new borrowings secured by certain of the Company’s store properties and equipment. These loans generally may be repaid in three years or less without penalty and have a current weighted average fixed interest rate of approximately 6.11%. Cash used by financing activities during this period included principal payments on long-term debt of $9.1 million and dividend payments of $11.6 million.

At June 28, 2008, the Company had lines of credit with five banks totaling $185.0 million, none of which was outstanding at June 28, 2008. The lines of credit mature between October 2008 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $23.0 million of unused letters of credit were issued at June 28, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at June 28, 2008.

At June 28, 2008, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 102.903%. The redemption premium decreases to 101.369% on December 1, 2008. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at June 28, 2008.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 28, 2008, the Company had unencumbered real property and equipment with a net book value of approximately $559.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $171.3 million based on tangible net worth at June 28, 2008. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects the Company’s gasoline sales, distribution expenses, utility expenses and plastic supply costs.

	Three Months Ended		Twelve Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
All items	7.9%	5.2%	5.0%	2.7%
Food and beverages	8.1%	4.9%	5.2%	4.0%
Energy	53.6%	32.9%	24.7%	4.6%

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

The one-month London Interbank Offered Rate (LIBOR) is used as the basis for the interest rate on the Company’s line of credit as well as on certain other borrowings. This rate, as tracked by the Wall Street Journal, has decreased from approximately 5.1% at the end of September 2007 to approximately 2.5% at the end of June 2008.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2008, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2007. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 28, 2008.

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

INGLES MARKETS, INCORPORATED

Date: July 31, 2008	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: July 31, 2008	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer