Form 10-K
period 2008-09-27
INGLES MARKETS INC
filed 2008-12-01
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to             .

Commission File Number 0-14706

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2913 U.S. Hwy. 70 West, Black Mountain, NC	28711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (828) 669-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.05 par value	The NASDAQ Global Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 29, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 28, 2008, was approximately $308.4 million. As of November 25, 2008, the registrant had 12,818,608 shares of Class A Common Stock outstanding and 11,693,651 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this form.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 27, 2008

This Annual Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects and plans and objectives of management, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area;

•	the Company’s ability to successfully implement our expansion and operating strategies and to manage rapid expansion;

•	pricing pressures and other competitive factors;

•	sudden or significant changes in the availability of gasoline and retail gasoline prices;

•	the maturation of new and expanded stores;

•	general concerns about food safety;

•	the Company’s ability to reduce costs and achieve improvements in operating results;

•	the availability and terms of financing;

•	increases in labor and utility costs;

•	success or failure in the ownership and development of real estate;

•	changes in the laws and government regulations applicable to the Company;

•	other risks and uncertainties, including those described under the caption “Risk Factors.”

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Annual Report or contemplated or implied by statements in this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date hereof. The Company does not undertake and specifically decline any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (72), North Carolina (66), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. The Company believes that it was the first supermarket in many of its target communities and was therefore able to secure favorable locations and a loyal customer base. The Company remodels, expands and relocates stores in these communities and builds stores in new locations to retain and grow its customer base with an enhanced “one stop” product offering while retaining a high level of customer service and convenience. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items.

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

The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $536 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. Typically, new and expanded stores occupy at least 65,000 square feet. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 280 miles of its 919,000 square foot warehouse and distribution facilities, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 49% of the goods the Company sells and the remaining 51% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 86% of the milk products sold by the Company’s supermarkets as well as a variety of fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 67% of its products to other retailers, food service distributors and grocery warehouses in seventeen states, which provides the Company with an additional source of revenue. Beginning in fiscal year 2005, organic milk products were added to the Company’s milk processing and packaging plant offerings for distribution to the Company’s supermarkets and to outside parties.

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 73 shopping centers, 57 of which contain an Ingles supermarket, and owns 88 additional properties that contain a free-standing Ingles store. The Company also owns ten undeveloped sites suitable for a free-standing store. The majority of the land tracts that Ingles owns contain additional acreage which may either be sold or developed in the future. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

Ownership of store and shopping center locations provides flexibility in remodeling or expanding store properties and in adding features such as on-site fuel centers. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. Appreciation in real estate values can provide capital resources through loan collateral or property sales. Ingles believes that real estate ownership allows it to decrease its occupancy costs, control the development and management of each property and benefit from value created by developing and operating free-standing supermarkets and shopping centers in smaller markets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 27, 2008, Mr. Ingle owned beneficially approximately 86% of the combined voting power and 48% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case excluding stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”

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

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	2008		2007		2006
Revenues from unaffiliated customers:
Grocery sales	$3,107.3	95.6%	$2,729.0	95.3%	$2,501.1	95.3%
Shopping center rentals	11.3	0.4%	12.3	0.4%	12.7	0.5%
Fluid dairy	130.8	4.0%	122.6	4.3%	111.2	4.2%

	$3,249.4	100.0%	$2,863.9	100.0%	$2,625.0	100.0%

Income from operations:
Grocery sales	$109.1	88.4%	$115.8	86.7%	$99.6	85.8%
Shopping center rentals	3.4	2.7%	4.4	3.3%	5.0	4.3%
Fluid dairy	11.0	8.9%	13.3	10.0%	11.5	9.9%

	123.5	100.0%	133.5	100.0%	116.1	100.0%

Other income, net	3.1		3.0		1.8
Interest expense	46.9		46.7		49.8

Income before income taxes	$79.7		$89.8		$68.1

Sales by product category for fiscal years 2008, 2007 and 2006, respectively, is as follows:

	Fiscal Year Ended September
	2008	2007	2006
Grocery	$1,295,946,749	$1,182,907,566	$1,112,571,751
Non-foods	624,957,153	589,204,228	557,904,379
Perishables	727,072,477	670,206,118	622,118,521
Gasoline	459,287,398	286,665,352	208,408,581

Total grocery segment	$3,107,263,777	$2,728,983,264	$2,501,003,232

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 27, 2008, the Company operated 191 supermarkets under the name “Ingles,” and six supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment. “Sav-Mor” stores are generally located in areas where the Company has determined that demographics, target customer base and market potential could not support a full-service Ingles supermarket.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2008	2007	2006	2008	2007	2006
North Carolina	66	65	64	38%	38%	38%
South Carolina	36	36	35	20%	19%	19%
Georgia	72	73	75	33%	34%	34%
Tennessee	20	20	20	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—

	197	197	197	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. At September 27, 2008, the Company operated 62 pharmacies and 55 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company also plans to continue to add fuel stations to existing stores based on an assessment of store performance, competition and site availability. The Company caters to the needs of its customers by offering extended hours, self-service checkout and prepaid purchasing cards. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2008	2007	2006	2005	2004
Weighted Average Sales Per Store (000’s) (1)	$15,806	$13,870	$12,701	$11,040	$10,302
Total Square Feet at End of Year (000’s)	10,196	9,728	9,585	9,468	9,251
Average Total Square Feet per Store	51,756	49,382	48,657	48,058	47,198
Average Square Feet of Selling Space per Store (2)	36,229	34,567	34,060	33,641	33,039
Weighted Average Sales per Square Foot of Selling Space (1) (2)	448	405	375	331	313

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and includes gasoline sales.
(2)	Selling space is estimated to be 70% of total interior store square footage.

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

Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience. To accommodate this strategy, substantially all of the Company’s new and expanded stores cover at least 65,000 square feet. In addition, book stores with reading areas and in-store pharmacies increase store traffic and enhance customer perception of a comprehensive and satisfying shopping experience. Most Ingles stores also offer domestic and imported wines and a wide selection of domestic, premium, and imported beers. The Company’s floral departments offer balloons, flowers and plants. The Company’s media departments feature new movie releases, reasonably priced computer software, snack items, and self-service photofinishing kiosks. Customers can also purchase money orders, prepaid gift cards for use in Company stores and fuel stations, send/receive money wires from the customer service department or receive cash back at the check-out counter with a debit card. The Company offers both traditional and self-checkout registers.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery and meat departments to provide customers with easy meal alternatives that they can eat at home, at work or in a sit-down café that is conveniently located near the front of newer Ingles stores. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, Italian foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses, olives, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers. Some of the Company’s newer supermarkets contain a “power aisle” that includes specialty departments, such as a bakery, a delicatessen, a produce department, a gourmet coffee service and a separate check-out.

The Company operates fuel stations at 55 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.

Ingles intends to continue to increase sales of its private label brands, which typically carry higher margins than comparable branded products. The Company believes its current sales of private label brands represent a lower percentage of sales compared to many of its competitors. Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. The Company promotes its private label brands through print and television advertising, by displaying comparison pricing with national brands on store shelf tags and by reflecting savings on customers’ cash register receipts. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. The Ingles Advantage Card program, introduced at the beginning of fiscal year 2004, is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns. The Ingles Advantage Card program facilitates marketing directly to different customer base segments via direct mail and E-mail offers specific to a particular segment.

Purchasing and Distribution

The Company supplies approximately 49% of its supermarkets’ inventory requirements from its modern 919,000 square foot warehouse and distribution facilities, from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future. During fiscal year 2007, the Company purchased 46 acres of land adjacent to its distribution facilities for possible future expansion.

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

Approximately 9% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $258 million in fiscal 2008, $241 million in fiscal 2007 and $229 million in fiscal 2006. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $44 million in fiscal 2008, $40 million in fiscal 2007 and $37 million in fiscal 2006. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 27, 2008, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 42% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 109 tractors and 459 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

	2008	2007	2006	2005	2004
Number of Stores:
Opened (1)	2	2	1	4	2
Closed (1)	2	2	1	3	4
Major remodels and replacements	10	5	3	2	3
Minor remodels	0	0	0	0	2
Stores open at end of period	197	197	197	197	196
Size of Stores:
Less than 30,000 sq. ft.	14	16	16	15	16
30,000 up to 41,999 sq. ft.	42	46	48	52	53
42,000 up to 51,999 sq. ft.	28	31	31	31	32
At least 52,000 sq. ft.	113	104	102	99	95
Average store size (sq. ft.)	51,756	49,382	48,657	48,058	47,198

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community the store is located in and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Delhaize America, Inc.), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Restaurants are another significant competitor for food dollars.

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

Employees and Labor Relations

At September 27, 2008, the Company had approximately 19,000 employees, of which 91% were supermarket personnel. Approximately 58% of these employees work on a part-time basis. None of the employees are represented by a labor union. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own “Laura Lynn” private label trademark, “The Ingles Advantage” service mark, and the “Ingles” service mark. These service marks and the trademark are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles. In addition, the Company uses the “Sealtest,” “Pet,” “Biltmore” and “Light N’ Lively” trademarks pursuant to agreements entered into in connection with its fluid dairy processing plant segment. The Company believes it has all material licenses and permits necessary to conduct its business.

The current expiration dates for significant trade and service marks are as follows: “Ingles”—December 9, 2015; “Laura Lynn”—March 13, 2014; and “The Ingles Advantage”—August 30, 2015. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has seven pending applications for additional trademarks or service marks.

Environmental Matters

Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores and other buildings and the land on which such stores and other buildings are situated (including responsibility and liability related to its operation of its gas stations and the storage of gasoline in underground storage tanks), regardless of whether the Company leases or owns the stores, other buildings or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The Company’s liabilities may also include costs and judgments resulting from lawsuits brought by private litigants. The presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the Company’s ability to sell or rent such real property or to borrow using such real property as collateral. Although the Company typically conducts an environmental review prior to acquiring or leasing new stores, other buildings or raw land, there can be no assurance that environmental conditions relating to prior, existing or future stores, other buildings or the real properties on which such stores or other buildings are situated will not have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company strives to employ sound environmental operating policies, including recycling cardboard packaging, recycling wooden pallets, and re-circulating some water used in its car washes. The Company offers reusable shopping bags to its customers and will pack groceries in bags brought in by its customers.

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

Item 1A. RISK FACTORS

Below is a series of risk factors that may affect the Company’s business, financial condition and/or results of operations. Other risk factors are contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. These and such other risk factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on the Company’s business, financial condition and/or results of operations or the extent to which any factor or combination of factors may impact of any of these areas.

The Company’s expansion and renovation plans may not be successful which may adversely affect the Company’s business and financial condition due to the capital expenditures and management resources required to carry out the Company’s plans.

The Company has spent, and intends to continue to spend, significant capital and management resources on the development and implementation of the Company’s expansion and renovation plans. These plans, if implemented, may not be successful, may not improve operating results and may have an adverse effect on cash flow and management resources due to the significant amount of capital invested and management time expended.

The level of sales and profit margins in the Company’s existing stores may not be duplicated in the Company’s new stores, depending on factors such as prevailing competition, development cost, and the Company’s market position in the surrounding community. These factors could have an adverse affect on the Company’s business, financial condition and/or results of operations.

The Company’s warehouse and distribution center and milk processing and packaging plant, as well as all of the Company’s stores, are concentrated in the Southeastern United States, which makes us vulnerable to economic downturns, natural disasters and other adverse conditions or other catastrophic events in this region.

The Company operates in the Southeastern United States, which has experienced economic and demographic growth over the past several years . The Company’s performance is therefore heavily influenced by economic developments in the Southeast region. The Company’s headquarters, warehouse and distribution center and milk processing and packaging plant are located in North Carolina and all of the Company’s stores are located in the Southeast region. As a result, the Company’s business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population.

The Company has, and expects to continue to have, a significant amount of indebtedness.

At September 27, 2008, the Company had total consolidated indebtedness for borrowed money of $717.2 million. A portion of the Company’s cash flow is used to service such indebtedness. Unlike many of its competitors, the Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness. Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness. The Company’s significant indebtedness could have important consequences, including the following:

•

It may be difficult for the Company to satisfy its obligations under its existing credit facilities and its other indebtedness and commitments, and if the Company fails to comply with requirements, an event of default could occur under its debt instruments;

•

The Company is required to use a portion of its cash flow from operations to pay interest on its current and future indebtedness, which may require the Company to reduce funds available for other purposes;

•

The Company may have a limited ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, general corporate or other obligations; and

•	The Company may be placed at a competitive disadvantage to its competitors who are not as highly leveraged.

Disruptions in the capital markets, as have been experienced during 2008, could adversely affect the Company’s ability to fund its short-term liquidity needs and its expansion and renovation plans.

Disruptions in the capital markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect the Company’s access to liquidity needed for its business. Any disruption could limit the Company’s access to capital and raise its cost of capital to the extent available and require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs can be arranged. Such measures could include deferring capital expenditures, dividend payments or other discretionary uses of cash.

The Company’s principal stockholder, Robert P. Ingle, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring shareholder approval.

Mr. Ingle’s share ownership represents approximately 86% of the combined voting power of all classes of the Company’s capital stock as of September 27, 2008. As a result, Mr. Ingle has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, three of the Company’s nine directors are members of the Ingle family.

If the Company loses the services of its key personnel, including Robert P. Ingle and Robert P. Ingle, II, the Company’s business could suffer.

The Company’s continued success depends upon the availability and performance of the Company’s executive officers, including Robert P. Ingle and Robert P. Ingle, II, who possess unique and extensive industry knowledge and experience. The loss of the services of any of the Company’s executive officers or other key employees could adversely affect the Company’s business.

Various aspects of the Company’s business are subject to federal, state and local laws and regulations. The Company’s compliance with these regulations may require additional capital expenditures and could adversely affect the Company’s ability to conduct the Company’s business as planned.

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Health and Safety Administration. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, the Company is prohibited from selling beer and wine in certain of the Company’s stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, disabled access and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations. A number of federal, state and local laws exist which impose burdens or restrictions on owners with respect to access by disabled persons. The Company’s compliance with these laws may result in modifications to the Company’s properties, or prevent the Company from performing certain further renovations, with respect to access by disabled persons.

The Company is also subject to various state and federal environmental laws relating to the Company’s stores, gas stations, distribution facilities and use of hazardous or toxic substances. As a result of these laws, the Company could be responsible for remediation of environmental conditions and may be subject to associated liabilities.

The Company is affected by certain operating costs which could increase or fluctuate considerably.

The Company depends on qualified employees to operate the Company’s stores and may be affected by future tight labor markets. Moreover, all of the Company’s stores are located in the Southeastern United States which has recently experienced lower average unemployment rates than other parts of the country making it more difficult for the Company to attract and retain qualified employees. A shortage of qualified employees could require the Company to enhance the Company’s wage and benefit package in order to better compete for and retain qualified employees, and the Company may not be able to recover these increased labor costs through price increases charged to customers, which could significantly increase the Company’s operating costs.

Finally, interchange fees charged to us for accepting debit and credit cards have increased substantially and may continue to increase as more customer transactions are settled with debit and credit cards.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 55 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Fluctuating fuel costs adversely affect the Company’s operating costs which depend on fuel for the Company’s fleet of tractors and trailers which distribute goods from the Company’s distribution facility and for the Company’s fluid dairy operations. In addition, operations at the Company’s stores are sensitive to rising utility fuel costs due to the amount of electricity and gas required to operate the stores and the influence of petroleum costs on plastic bags and wraps.

Furthermore, fluctuating fuel costs could have an adverse effect on the Company’s total gasoline sales (both in terms of dollars and gallons sold), the profitability of gasoline sales, or the Company’s plans to develop additional fuel centers. Fuel centers are part of the Company’s one-stop shopping experience and are intended to increase customer traffic at the Company’s stores. Also, retail gas price volatility could diminish customer usage of fueling centers and, thus, adversely affect customer traffic at the Company’s stores.

The Company’s industry is highly competitive. If the Company is unable to compete effectively, the Company’s financial condition and results of operations could be materially affected.

The supermarket industry is highly competitive and continues to be characterized by intense price competition, aggressive supercenter expansion, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation. Furthermore, some of the Company’s competitors have greater financial resources and could use these financial resources to take measures, such as altering product mix or reducing prices, which could adversely affect the Company’s competitive position.

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

The Company’s business could be adversely affected by disruptions in the efficient distribution of food products to the Company’s warehouse and to the Company’s stores. Such disruptions could be caused by, among other things, adverse weather conditions, fuel availability, food contamination recalls and civil unrest in foreign countries in which the Company’s suppliers do business.

The Company’s operations are subject to economic conditions that impact consumer spending.

The Company’s results of operations are sensitive to changes in overall economic conditions that impact consumer spending, including discretionary spending. Future economic conditions such as employment levels, business conditions, interest rates, energy and fuel costs and tax rates could reduce consumer spending or change consumer purchasing habits. A general reduction in the level of consumer spending or the Company’s inability to respond to shifting consumer attitudes regarding products, store location and other factors could adversely affect the Company’s business, financial condition and/or results of operations.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 73 shopping centers, 57 of which contain an Ingles supermarket, and owns 88 additional properties that contain a free-standing Ingles store. The Company also owns ten undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

In order to maximize the utility of the Company’s real estate portfolio, the Company regularly purchases and sells real estate. During fiscal 2008, the Company spent $33.1 million for the purchase of land. During fiscal 2007, the Company sold a shopping center in which it no longer operated a store, generating net proceeds of approximately $13.4 million and a pre-tax gain of approximately $7.9 million.

The shopping centers owned by the Company contain an aggregate of 6.0 million square feet of leasable space, of which 2.8 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, a number of drug store and retailer tenants have relocated to stand alone spaces. Finally, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	20
50,000 – 100,000 square feet	30
More than 100,000 square feet	23

Total	73

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution facility. The property also includes truck servicing and fuel storage facilities. The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution facility that is used to store seasonal and overflow items. The Company also owns a 46 acre site adjacent to its warehouse and distribution facility for possible future expansion.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns an 116,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6, “Long-Term Debt and Short-Term Loans” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 52 locations leased from various unaffiliated third parties. The Company also leases 16 supermarket facilities in which it is not currently operating, seven of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $8.18 per square foot. During fiscal years 2008, 2007 and 2006, the Company paid a total of $13.6 million, $16.3 million and $16.5 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 27, 2008, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2009 – 2022	6
2023 – 2038	7
2039 or after	55

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3. LEGAL PROCEEDINGS

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s business, financial condition and/or the results of operations.

Item 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. For additional information regarding the voting powers, preferences and relative rights of the Class A Common Stock and Class B Common Stock, please see Note 7, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

As of November 25, 2008, there were approximately 653 holders of record of the Company’s Class A Common Stock and 163 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2008 Fiscal Year	High	Low
First Quarter (ended December 29, 2007)	$30.02	$20.83
Second Quarter (ended March 29, 2008)	$26.77	$21.35
Third Quarter (ended June 28, 2008)	$26.43	$21.88
Fourth Quarter (ended September 27, 2008)	$26.19	$23.33

2007 Fiscal Year	High	Low
First Quarter (ended December 30, 2006)	$30.22	$25.64
Second Quarter (ended March 31, 2007)	$42.59	$30.84
Third Quarter (ended June 30, 2007)	$41.65	$32.95
Fourth Quarter (ended September 29, 2007)	$35.68	$25.24

On November 25, 2008, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $12.35 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-six fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2008 and fiscal 2007 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 23, 2008 to common stockholders of record on October 9, 2008. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 7, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of cash dividends is also subject to restrictions contained in certain financing arrangements. Such restrictions are summarized in Note 6, “Long-Term Debt and Short-Term Loans” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The Company had a nonqualified stock option plan pursuant to which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock were reserved for issuance to the Company’s officers and other key employees until January 1, 2007. Accordingly, as of September 27, 2008, no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

The Company does not have any equity compensation plans not approved by its stockholders.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) an expanded peer group of companies in the Company’s line of business. The peer group consists of the following companies: Royal Ahold N.V., Delhaize S.A., Pathmark Stores, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., Whole Foods Market, Inc. and The Great Atlantic & Pacific Tea Company, Inc.

The comparisons cover the five-years ended September 27, 2008 and assume that $100 was invested after the close of the market on September 27, 2003, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG INGLES MARKETS, INC., THE S & P 500 INDEX AND A PEER GROUP

*	$100 invested on 9/27/03 in stock & 9/30/03 index-including reinvestment of dividends.
Index	calculated on month-end basis.

Copyright © 2008 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2004	2005	2006	2007	2008
Ingles Markets, Incorporated Class A Common Stock	$132.13	$167.64	$307.18	$340.40	$292.36
S&P 500 Comprehensive—Last Trading Day Index	$113.87	$127.82	$141.62	$164.90	$128.66
Expanded Peer Group	$96.46	$122.01	$147.21	$173.01	$133.75

* Assumes	$100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 27, 2003.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

Item 6. SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. “Management’s Discussion and Analysis of Results of Operations and Financial Condition” and the Consolidated Financial Statements and Notes thereto.

	Selected Income Statement Data for the Year Ended September
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Net Sales	$3,238,046	$2,851,593	$2,612,233	$2,273,941	$2,137,426
Net Income	52,123	58,638	42,582	26,570	28,752
Diluted Earnings per Common Share
Class A	$2.13	$2.39	$1.74	$1.10	$1.22
Class B	2.02	2.28	1.66	1.05	1.17
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Current Assets	$334,763	$293,127	$275,608	$283,115	$313,539
Property and Equipment, net	1,030,023	839,732	771,628	744,162	738,219
Total Assets	1,375,004	1,142,806	1,064,764	1,044,663	1,063,687
Current Liabilities, including Current Portion of Long-Term Debt	253,273	217,423	208,651	179,534	188,741
Long-Term Liabilities, net of Current Portion (1)	686,393	539,063	528,767	557,035	572,843
Stockholders’ Equity	384,814	348,144	304,673	276,849	261,217

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (72), North Carolina (66), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, garden centers, touch-free car washes, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 27, 2008, the Company operated 62 in-store pharmacies and 55 fuel centers.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $97.5 million, $91.6 million, and $92.7 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $11.8 million, $10.4 million, and $8.8 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of the Company’s product advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenue, as such allowances do not directly generate revenue for the Company’s stores.

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

During the quarter ended March 31, 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for uncertain income tax positions by $3.2 million. This reduction is reflected as a reduction of income tax expense for the fiscal year ended September 29, 2007.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, included 52, 52 and 53 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $536 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 27, 2008 and September 29, 2007 comparable store sales include 193 and 194 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 614,000 and 215,000 for the fiscal years ended September 27, 2008 and September 29, 2007, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 10 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Gross profit	23.1	24.1	25.0
Operating and administrative expenses	19.4	19.8	20.6
Rental income, net	0.1	0.2	0.2
(Loss) gain on sale or disposal of assets	—	0.2	(0.2)
Income from operations	3.8	4.7	4.4
Other income, net	0.1	0.1	0.1
Interest expense	1.5	1.6	1.9
Income before income taxes	2.5	3.2	2.6
Income taxes	0.9	1.1	1.0
Net income	1.6	2.1	1.6

Fiscal Year Ended September 27, 2008 Compared to the Fiscal Year Ended September 29, 2007

The Company achieved record sales and gross profit for the fiscal year ended September 27, 2008. Net income for fiscal year 2008 was lower than fiscal year 2007 due to (i) a favorable income tax settlement and the sale of a shopping center in fiscal year 2007, (ii) higher operating expenses in fiscal year 2008 and (iii) the effect of hurricanes on gasoline sales and gross profit during the fourth quarter of fiscal year 2008.

Net Sales. Fiscal 2008 was the 44th consecutive year Ingles achieved an increase in net sales. Net sales increased 13.6% to $3.238 billion for the fiscal year ended September 27, 2008, from $2.852 billion for the fiscal year ended September 29, 2007. Excluding gasoline sales, sales increased $214.1 million or 8.3% for the fiscal year ended September 27, 2008.

Grocery segment comparable store sales increased $366.5 million, or 13.5%, for the fiscal year ended September 27, 2008. Excluding gasoline sales, comparable store sales increased $194.3 million, or 8.0%, for the fiscal year ended September 27, 2008. During fiscal 2008, Ingles opened two new stores, closed two older stores, completed ten major remodeled or replacement stores and added eleven fuel centers. Retail square footage increased 4.8% to 10.2 million square feet at September 27, 2008, compared to 9.7 million square feet at September 29, 2007. Sales by product category for the fiscal years ended September 27, 2008 and September 29, 2007, respectively, were as follows:

	Fiscal Year Ended September
	2008	2007
Grocery	$1,295,946,749	$1,182,907,566
Non-foods	624,957,153	589,204,228
Perishables	727,072,477	670,206,118
Gasoline	459,287,398	286,665,352

Total grocery segment	$3,107,263,777	$2,728,983,264

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 27, 2008 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 29, 2007	$2,728,983
Comparable store sales increase (including gasoline)	366,488
Impact of stores opened in fiscal 2007 and 2008	17,386
Impact of stores closed in fiscal 2007 and 2008	(5,595)
Other	2

Total grocery sales for the fiscal year ended September 27, 2008	$3,107,264

In general, net sales increases during fiscal 2008 were driven by effective promotions, service execution and expanded product selections. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. The Company believes recent economic uncertainty has resulted in growth in private label sales and meal replacement items sold in the Company’s deli and produce departments. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales as approximately 72% of grocery segment sales are to holders of the Ingles Advantage Card. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased 6.7% to $130.9 million for fiscal year 2008, compared to $122.6 million for fiscal year 2007. Much of the sales increase was attributable to an approximately $0.38 per gallon increase in the average cost of raw milk, which was generally passed through to higher sales prices. Case volume sales decreased by approximately 2% during fiscal 2008 compared to fiscal 2007.

The Company expects continued sales growth in the 2009 fiscal year. The magnitude of expected growth could vary significantly due to overall economic conditions, volatility in the retail price of gasoline, overall food price inflation and changes in the mix of products sold by the Company. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and contain numerous convenience-oriented products will also drive future sales growth.

Gross Profit. Gross profit for the fiscal year ended September 27, 2008 increased $61.6 million, or 9.0%, to $747.9 million, or 23.1% of sales, compared with $686.2 million, or 24.1% of sales, for the fiscal year ended September 29, 2007.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales is affected by lower margin gasoline sales, which had the largest increase in dollar sales during fiscal 2008. Excluding gasoline sales, fiscal 2008 grocery segment gross profit was 26.9% of sales, compared with 26.7% for fiscal 2007. Increased sales of private label and meal replacement items also contributed to the increase in gross margin, as these products have higher gross margins.

Gross profit for the Company’s milk processing subsidiary totaled $20.7 million for fiscal year 2008, compared with $23.6 million for fiscal year 2007. Per gallon margins decreased in response to cost and competitive factors, even as the sales price per gallon increased. These factors resulted in a lower gross profit as a percentage of sales during fiscal 2008.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $62.4 million, or 11.1%, to $626.4 million for the year ended September 27, 2008, from $564.0 million for the year ended September 29, 2007. As a percentage of sales, operating and administrative expenses decreased to 19.4% for the fiscal year ended September 27, 2008, compared to 19.8% for the fiscal year ended September 29, 2007. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.4% for fiscal year 2008 compared with 21.9% for fiscal year 2007.

A breakdown of the major increases in operating and administrative expenses is as follows:

	(in millions)	Increase as a % of sales
Salaries and wages	$28.0	0.86%
Depreciation and amortization	$6.4	0.20%
Insurance expenses	$4.8	0.15%
Utility and fuel expenses	$4.7	0.15%
Warehouse expenses	$4.7	0.14%
Bank charges	$4.2	0.13%
Store supplies	$4.0	0.12%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and for the additional square footage operated during fiscal year 2008.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Insurance expense increased due to increased employee health insurance and workers’ compensation claims and a related increase in self-insurance reserves for claims that will be resolved in the future.

Utility and fuel expenses increased due to increases in market energy prices and the additional square footage operated during fiscal year 2008.

Warehouse expenses increased due to additional labor costs needed to process increased volume of both incoming and outgoing product shipments and due to increased transportation costs.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Store supplies increased due to upgraded packaging used in perishables departments and the higher cost of plastic used in bags and wrapping materials.

Rental Income, Net. Rental income, net decreased $1.1 million to $3.3 million for fiscal year 2008, from $4.4 million for fiscal year 2007. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products.

Gain (Loss) From Sale or Disposal of Assets. Losses from sale or disposal of assets totaled $1.3 million compared with a gain of $6.9 million in fiscal 2007. During fiscal year 2007 the Company sold a shopping center in which it no longer operated a store at a pre-tax gain of approximately $7.9 million.

Other Income, Net. Other income, net increased $0.1 million to $3.1 million for the year ended September 27, 2008 from net other income of $3.0 million for the year ended September 29, 2007. Increased waste paper and packaging sales contributed to the increase during fiscal year 2008.

Interest Expense. Interest expense increased $0.2 million for the year ended September 27, 2008 to $46.9 million from $46.7 million for the year ended September 29, 2007. Total debt was $717.2 million at the end of fiscal year 2008 compared with $543.3 million at the end of fiscal year 2007. New debt incurred during fiscal year 2008 was generally at lower interest rates than existing or repaid debt. At September 27, 2008, the weighted average interest rate on new and refinanced borrowings was 5.40%. In addition, $4.6 million of interest was capitalized as a component of store construction cost during fiscal year 2008, compared with $2.0 million for fiscal year 2007.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 34.6% for the 2008 fiscal year compared to 34.7% for the 2007 fiscal year. State income tax credits and a lower deferred tax expense rate accounted for much of the decrease. During fiscal year 2007 the Company settled a tax position under an initiative offered by one of the states in which the Company conducts its operations. As a result of this settlement, the Company reduced its reserve for contingent income tax liabilities by $3.2 million. This reduction is reflected as a reduction of income tax expense for the year ended September 29, 2007.

Net Income. Net income decreased $6.5 million, or 11.1%, for the fiscal year ended September 27, 2008 to $52.1 million from $58.6 million for the fiscal year ended September 29, 2007. Basic and diluted earnings per share for Class A Common Stock were $2.22 and $2.13, respectively, for the fiscal year ended September 27, 2008 compared to $2.51 and $2.39, respectively, for the fiscal year ended September 29, 2007. Basic and diluted earnings per share for Class B Common Stock were each $2.02 for the fiscal year ended September 27, 2008 compared to $2.28 of basic and diluted earnings per share for the fiscal year ended September 29, 2007.

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

Grocery segment comparable store sales adjusted for the difference in weeks increased $268.7 million, or 11.0%, for the same period. Gasoline department sales increased due to a 39% increase in gallons sold, while the average sales price per gallon for fiscal 2007 was slightly lower than the comparable fiscal 2006 amount. Excluding gasoline sales and adjusting for the extra week in fiscal 2006, comparable store sales increased $187.8 million, or 8.4%, for the fiscal year ended September 29, 2007. During fiscal 2007, Ingles opened two new stores, closed two older stores and completed five remodeled or replacement stores. Retail square footage increased 1.5% to 9.7 million square feet at September 29, 2007, compared to 9.6 million square feet at September 30, 2006. Sales by product category for the fiscal years ended September 29, 2007 and September 30, 2006, respectively, were as follows:

	Fiscal Year Ended September
	2007	2006
Grocery	$1,182,907,566	$1,112,571,751
Non-foods	589,204,228	557,904,379
Perishables	670,206,118	622,118,521
Gasoline	286,665,352	208,408,581

Total grocery segment	$2,728,983,264	$2,501,003,232

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

In general, net sales increases were driven by effective promotions, service execution and expanded product selections. Fuel stations have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets.

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

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (decrease) as a % of sales
Salaries and wages	$17.3	0.61%
Equipment rent expense	$(2.9)	(0.10)%
Bank charges	$2.5	0.09%
Utility and fuel expenses	$2.2	0.08%
Warehouse expenses	$2.0	0.07%
Taxes and licenses	$1.7	0.06%
Store supplies	$1.5	0.05%

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

Taxes and licenses increased due to higher payroll taxes associated with increased labor costs and increased property taxes as a number of the Company’s store properties were revalued by taxing authorities in fiscal 2007.

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

Other Income, Net. Other income, net increased $1.3 million to a net other income of $3.0 million for the year ended September 29, 2007 from net other income of $1.7 million for the year ended September 30, 2006. Increased waste paper and packaging sales contributed to the increase in net other income during fiscal year 2007.

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

Net Income. Net income increased $16.0 million or 37.7% for the fiscal year ended September 29, 2007 to $58.6 million from $42.6 million for the fiscal year ended September 30, 2006. Fiscal 2007 net income is the highest in the Company’s 43 year history. The increase in net income is attributed to increased sales, a decrease in expenses as a percentage of sales, real estate sold and lower income tax expense. Basic and diluted earnings per share for Class A Common Stock were $2.51 and $2.39, respectively, for the fiscal year ended September 29, 2007 compared to $1.82 and $1.74, respectively, for the fiscal year ended September 30, 2006. Basic and diluted earnings per share for Class B Common Stock were each $2.28 for the fiscal year ended September 29, 2007 compared to $1.66 of basic and diluted earnings per share for the fiscal year ended September 30, 2006.

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

Capital expenditures totaled $248.8 million and $127.8 million for fiscal years 2008 and 2007, respectively. Major capital expenditures include the following:

	2008	2007
New stores	2	2
Replacement/remodeled stores	10	5
Store sites/land parcels purchased	12	12
Stores closed	2	2
Fuel stations added	11	8	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2009 include investments of approximately $140 to $160 million. Current economic conditions, including reduced credit availability, have resulted in the Company reducing the number of planned projects that will be started during the upcoming fiscal year. For fiscal year 2009 the Company plans to open 12 new, replacement or remodeled stores and add 10 fuel stations either at existing stores or in conjunction with its new, replacement and remodeled stores. Most of the projects are already in progress, with some expenditures included in fiscal year 2008 capital expenditures. Fiscal year 2009 capital expenditures will also include investments in stores expected to open in fiscal 2010 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $150 to $200 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be affected by the availability of financing, which is currently limited. This can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 27, 2008 totaled $50.2 million.

Liquidity

The Company generated $89.6 million of cash from operations in fiscal year 2008 compared with $139.1 million for fiscal year 2007. The decrease is primarily attributable to additional cash invested in working capital to support the Company’s increased sales and retail square footage.

Cash used by investing activities for fiscal year 2008 totaled $248.3 million comprised almost exclusively of capital expenditures, compared with $113.8 million for fiscal year 2007 which included $127.8 million of capital expenditures reduced by $14.0 million of net proceeds from sales of property and equipment.

During fiscal year 2008, the Company’s financing activities provided $158.4 million in cash, comprised of new borrowings totaling $189.4 million, reduced by principal payments on long-term debt and dividend payments totaling $30.9 million. The additional borrowings were used primarily to finance the increased level of capital expenditures during fiscal year 2008. At September 27, 2008 the weighted average interest rate on new and refinanced borrowings was 5.40%.

At September 27, 2008, the Company had committed lines of credit with five banks totaling $185.0 million of which $27.8 million was outstanding at September 27, 2008. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $23.9 million of unused letters of credit were issued at September 27, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The Company was in compliance with all financial covenants related to these lines of credit at September 27, 2008.

At September 27, 2008, the Company had $349.8 million principal amount of senior unsubordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants related to, among other things, the incurrence of indebtedness and the payment of cash dividends. The Company was in compliance with all financial covenants related to the Notes at September 27, 2008.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 27, 2008, the Company had unencumbered real property and equipment with a net book value of approximately $600.7 million. During the latter part of fiscal year 2008, various financing sources reduced the availability of credit, including some financial instruments that have been used by the Company. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed above and elsewhere under “Item 1A. Risk Factors.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 27, 2008.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lines of credit	$717,156	$36,155	$149,104	$459,483	$72,414
Scheduled interest on long-term debt	205,817	54,598	104,771	24,274	22,174
Upfront vendor allowances	3,202	2,357	845	—	—
Operating leases	156,929	15,392	24,849	20,317	96,371
Construction commitments	50,227	50,227	—	—	—

Total	$1,133,331	$158,729	$279,569	$504,074	$190,959

Amounts available to the Company under commercial commitments as of September 27, 2008, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$157,245	$15,000	$142,245
Letters of credit-standby	6,085	—	6,085

Potential commercial commitments	$163,330	$15,000	$148,330

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends to approximately $178 million based on tangible net worth at September 27, 2008. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Twelve Months Ended
	September 27, 2008	September 29, 2007
All items	4.9%	2.8%
Food and beverages	6.0%	4.5%
Energy	23.1%	5.3%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company confronted many challenges in fiscal year 2008, most of which were driven by worsening economic conditions, increased costs for food and energy, and reduced credit availability. The Company continually assesses and develops its business model in light of these factors and to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•

The supermarket industry will remain highly competitive and will be characterized by industry consolidation, continued competition from supercenters, and the development of smaller, more specialized stores.

•	Uncertain economic conditions will continue to affect customer behavior towards meal replacement items in lieu of restaurant dining and increased private label purchases instead of national brands.

•

Reduced availability of financing will result in a lower level of capital expenditures and increased operational focus on stores completed in fiscal year 2008 and in process to be completed in fiscal year 2009.

•	The popularity of and trend toward natural and organic products will continue.

•

The Company and its customers will continue to become more environmentally aware, evidenced by the Company’s increased recycled waste paper and pallets and customers’ increased usage of reusable shopping bags.

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

•	Inflation will continue to influence the cost of raw materials and product offerings.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of gasoline sales), and will carefully monitor its product mix and customer trends using information obtained from the loyalty card program. In addition, the Company believes the following plans and business-specific trends will have an impact on its business during its next fiscal year:

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

•

The Company will continue to broaden its product offering in perishable and specialty areas including organic products, prepared foods such as fresh cut fruit and rotisserie-cooked items, and expanded beer/wine sections.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of financial institution debt and the Company’s outstanding 8 7/8% Senior Subordinated Notes due 2011, each of which have been used to finance the Company’s retail grocery and real estate lines of business. During the latter part of fiscal 2008, volatility increased and availability generally decreased for these financing instruments.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under lines of credit, real estate and equipment financing and the Company’s 8 7/8% Senior Subordinated Notes. The lines of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate lines of credit, as necessary, with both long-term secured and unsecured financing. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company does not customarily use derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 27, 2008 and September 29, 2007, respectively (in thousands):

September 27, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Lines of credit	—	$27,755	—	—	—	—	$27,755	$27,755
Average variable interest rate	—	5.20%	—	—	—	—	5.20%
Long-term debt, variable interest rate	$10,634	$1,842	$26,656	$1,330	$37,506	—	$77,968	$77,968
Average interest rate	6.26%	3.83%	4.35%	3.48%	3.48%	—	4.17%
Long-term debt, fixed interest rate	$25,608	$27,718	$65,308	$31,567	$39,334	$72,414	$261,949	$249,383
Average interest rate	7.37%	7.39%	7.49%	7.44%	7.22%	7.54%	7.43%
Bonds payable, fixed interest rate	—	—	—	$349,484	—	—	$349,484	$354,538
Average interest rate	—	—	—	8.88%	—	—	8.88%

September 29, 2007	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Lines of credit	—	—	$20,579	—	—	—	$20,579	$20,579
Average variable interest rate	—	—	6.53%	—	—	—	6.53%
Long-term debt, variable interest rate	$937	$7,020	$1,960	$2,080	$2,208	$34,295	$48,500	$48,500
Average interest rate	7.35%	7.46%	5.97%	5.97%	5.97%	5.97%	6.21%
Long-term debt, fixed interest rate	$9,880	$9,506	$10,441	$36,315	$12,135	$46,514	$124,791	$130,332
Average interest rate	9.17%	9.41%	9.42%	8.60%	9.48%	9.25%	9.11%
Bonds payable, fixed interest rate	—	—	—	—	$349,397	—	$349,397	$359,903
Average interest rate	—	—	—	—	8.88%	—	8.88%

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 27, 2008, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

None.

Item 9A. CONTROLS AND PROCEDURES

Conclusion Regarding Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance to achieve the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 27, 2008, the end of the period covered by this report.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 27, 2008 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 27, 2008, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Ernst & Young LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareowners. Ernst & Young LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this annual report.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 42 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 27, 2008 of the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2008.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2009 annual meeting of stockholders. The definitive Proxy Statement will be filed with the SEC pursuant to Regulation 14A not later than 120 days after September 27, 2008.

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate Information.” In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the information to be contained in the definitive Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information to be contained in the definitive Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.”

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information to be contained in the definitive Proxy Statement referred to above in “Item 10. Directors, Executive Officers and Corporate Governance.”

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 27, 2008 and September 29, 2007;

•	Consolidated Statements of Income for the years ended September 27, 2008, September 29, 2007, and September 30, 2006;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 27, 2008, September 29, 2007, and September 30, 2006;

•	Consolidated Statements of Cash Flows for the years ended September 27, 2008, September 29, 2007, and September 30, 2006;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	By-laws of Ingles Markets, Incorporated (included as Exhibit 3.2 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 1988, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4	Amendment to By-Laws of Ingles Markets, Incorporated (included as Exhibit 3.2.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.5	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Loan Agreement between Ingles Markets, Incorporated and Metropolitan Life Insurance Company dated March 21, 1990 (included as Exhibit 19 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1990, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

4.4	Indenture dated December 11, 2001 between Ingles Markets, Incorporated and U.S. Bank, N.A., as trustee, relating to Ingles Markets, Incorporated’s 8-7/8% Senior Subordinated Notes due 2011 (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2001, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.1	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 27, 2008 and September 29, 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 27, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ingles Markets, Incorporated’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited Ingles Markets, Incorporated’s internal control over financial reporting as of September 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 27, 2008 and September 29, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2008 of Ingles Markets, Incorporated and subsidiaries and our report dated November 26, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 26, 2008

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,178,897	$4,373,177
Receivables (less allowance for doubtful accounts of $752,267—2008 and $962,412—2007)	47,272,285	44,640,660
Inventories	258,676,790	233,464,859
Other	24,635,404	10,648,217

Total current assets	334,763,376	293,126,913
PROPERTY AND EQUIPMENT:
Land	284,280,459	251,127,396
Construction in progress	83,331,272	38,162,738
Buildings	688,470,780	599,284,259
Store, office and warehouse equipment	567,727,987	490,927,266
Transportation equipment	39,519,773	37,670,458
Leasehold improvements	61,548,830	63,631,776

Total	1,724,879,101	1,480,803,893
Less accumulated depreciation and amortization	694,855,860	641,071,811

Property and equipment—net	1,030,023,241	839,732,082
OTHER ASSETS	10,217,540	9,946,986

TOTAL ASSETS	$1,375,004,157	$1,142,805,981

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$36,155,472	$10,727,955
Accounts payable—trade	145,237,791	131,468,749
Accrued expenses and current portion of other long-term liabilities	71,879,501	75,225,937

Total current liabilities	253,272,764	217,422,641
DEFERRED INCOME TAXES	50,523,000	38,176,578
LONG-TERM DEBT	681,000,630	532,529,127
OTHER LONG-TERM LIABILITIES	5,393,318	6,533,659

Total liabilities	990,189,712	794,662,005

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,818,608 shares in 2008, 12,355,783 shares in 2007	640,930	617,789
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 11,693,651 shares in 2008, 12,156,476 shares in 2007	584,683	607,824
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	265,404,700	228,734,231

Total stockholders’ equity	384,814,445	348,143,976

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,375,004,157	$1,142,805,981

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 27, 2008,

SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

	2008	2007	2006
Net sales	$3,238,046,448	$2,851,592,508	$2,612,233,120
Cost of goods sold	2,490,187,528	2,165,357,184	1,960,038,864

Gross profit	747,858,920	686,235,324	652,194,256
Operating and administrative expenses	626,404,487	564,023,626	536,614,750
Rental income, net	3,321,873	4,419,273	4,980,099
(Loss) gain from sale or disposal of assets	(1,330,891)	6,879,906	(4,440,219)

Income from operations	123,445,415	133,510,877	116,119,386
Other income, net	3,122,909	3,012,904	1,744,292
Interest expense	46,885,930	46,675,085	49,783,123

Income before income taxes	79,682,394	89,848,696	68,080,555

Income taxes:
Current	16,603,000	16,092,000	32,994,000
Deferred	10,956,000	15,119,000	(7,495,000)

	27,559,000	31,211,000	25,499,000

Net income	$52,123,394	$58,637,696	$42,581,555

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$2.22	$2.51	$1.82

Diluted earnings per common share	$2.13	$2.39	$1.74

Class B Common Stock
Basic earnings per common share	$2.02	$2.28	$1.66

Diluted earnings per common share	$2.02	$2.28	$1.66

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 27, 2008,

SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 24, 2005	12,080,718	$604,036	12,364,991	$618,250	$117,259,716	$158,366,661	$276,848,663
Net income	—	—	—	—	—	42,581,555	42,581,555
Cash dividends	—	—	—	—	—	(15,411,665)	(15,411,665)
Exercise of stock options	52,550	2,627	—	—	651,707	—	654,334
Common stock conversions	43,217	2,161	(43,217)	(2,161)	—	—	—

Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	58,637,696	58,637,696
Cash dividends	—	—	—	—	—	(15,440,016)	(15,440,016)
Exercise of stock options	14,000	700	—	—	272,709	—	273,409
Common stock conversions	165,298	8,265	(165,298)	(8,265)	—	—	—

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	52,123,394	52,123,394
Cash dividends	—	—	—	—	—	(15,452,925)	(15,452,925)
Exercise of stock options	—	—	—	—	—	—	—
Common stock conversions	462,825	23,141	(462,825)	(23,141)	—	—	—

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 27, 2008,

SEPTEMBER 29, 2007 AND SEPTEMBER 30, 2006

	2008	2007	2006
Cash Flows From Operating Activities:
Net income	$52,123,394	$58,637,696	$42,581,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	69,148,589	60,994,732	60,026,981
Amortization of deferred gain on sale/leaseback	(50,393)	(50,677)	(96,762)
(Gain) loss from sale or disposal of assets	1,330,891	(6,879,906)	4,440,219
Receipt of advance payments on purchases contracts	1,775,000	5,155,322	2,986,903
Recognition of advance payments on purchases contracts	(3,740,813)	(3,962,205)	(3,419,356)
Deferred income taxes	10,956,000	15,119,000	(7,495,000)
Increase in receivables	(2,631,625)	(1,047,007)	(3,274,156)
Increase in inventory	(25,211,931)	(18,096,343)	(11,255,593)
(Increase) decrease in other assets	(14,337,062)	5,212,095	(2,579,686)
Increase in accounts payable and accrued expenses	257,400	24,010,900	17,332,380

Net Cash Provided By Operating Activities	89,619,450	139,093,607	99,247,485

Cash Flows From Investing Activities:
Proceeds from sales of assets	519,782	14,022,414	970,963
Capital expenditures	(248,779,607)	(127,848,809)	(94,302,164)

Net Cash Used In Investing Activities	(248,259,825)	(113,826,395)	(93,331,201)

Cash Flows From Financing Activities:
Proceeds from line of credit borrowings	673,233,502	483,672,400	24,901,000
Payments on line of credit borrowings	(666,057,502)	(467,038,400)	(20,956,000)
Proceeds from long-term debt	182,216,914	—	—
Principal payments on long-term debt	(15,493,894)	(29,691,955)	(17,058,065)
Proceeds from exercise of stock options	—	273,409	654,334
Dividends paid	(15,452,925)	(15,440,016)	(15,411,665)

Net Cash Provided By (Used In) Financing Activities	158,446,095	(28,224,562)	(27,870,396)

Net Decrease in Cash and Cash Equivalents	(194,280)	(2,957,350)	(21,954,112)
Cash and Cash Equivalents at Beginning of Year	4,373,177	7,330,527	29,284,639

Cash and Cash Equivalents at End of Year	$4,178,897	$4,373,177	$7,330,527

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the Southeast United States, operates 197 supermarkets in Georgia (72), North Carolina (66), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

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

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2008 and 2007 consisted of 52 weeks each while fiscal year 2006 consisted of 53 weeks.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Interest income of $0.1 million, $0.3 million, and $1.0 million for fiscal years 2008, 2007 and 2006, respectively, is included in the line item “Other income, net” on the Consolidated Statements of Income. Outstanding checks in excess of bank balances of $6.3 million and $6.7 million as of September 27, 2008 and September 29, 2007, respectively, are classified as accounts payable.

Financial Instruments—The Company has short-term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 27, 2008, the Company had $0.5 million invested in certificates of deposit, and no investments in money market accounts, reverse repurchase agreements, or commercial paper. Demand deposits of approximately $8.0 million in 12 banks exceed the $100,000 insurance limit per bank.

Allowance for Doubtful Accounts—Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements and assessments of the collectibility based upon historical collection activity adjusted for current conditions.

Inventories—Substantially all of the Company’s inventory consists of finished goods. Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. As an integral part of valuing inventory at cost, management makes certain judgments and estimates for standard gross margins, allowances for vendor consideration, markdowns and shrinkage. Warehousing and distribution costs are not included in the valuation of inventories. The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate. Period to period adjustments for vendor allowances, markdowns and shrinkage have historically not been significant.

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $67.4 million, $59.6 million and $58.6 million for fiscal years 2008, 2007 and 2006, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

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

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $6.9 million (net of $9.4 million accumulated amortization) and $7.3 million (net of $8.1 million accumulated amortization) at September 27, 2008 and September 29, 2007, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.2 million per year.

Self-Insurance—The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2008, the Company’s self-insured liabilities were supported by $10.7 million of undrawn letters of credit which expire between November 2008 and September 2009. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

On July 13, 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return. Additionally, FIN 48 provides guidance on de-recognition of tax benefits previously recognized and additional disclosures for unrecognized tax benefits, interest and penalties. Effective September 30, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of FIN 48.

The adoption of FIN 48 did not have a material impact on the Company’s consolidated financial statements. After assessing certain tax positions taken by the Company, the Company determined that it was not necessary to recognize a cumulative effect adjustment as required by FIN 48. The Company had gross unrecognized tax benefits of $818,000, as of the FIN 48 adoption date and $542,000 as of September 27, 2008. These benefits, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 27, 2008, the Company had approximately $260,000 accrued for interest and penalties.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Reclassifications—Certain amounts for 2007 and 2006 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with Emerging Issues Task Force (EITF) Issue 03-6, “Participating Securities and the Two-Class Method under SFAS No. 128, Earnings per Share.”

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $17.9 million, $17.5 million and $17.4 million for fiscal years 2008, 2007 and 2006, respectively.

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

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.

Operating and Administrative Expenses—Grocery segment shipping, handling and other costs of the Company’s distribution network are charged to expense as incurred and are included in operating and administrative expenses in the Consolidated Statements of Income. The Company incurred approximately $41.5 million, $36.8 million and $34.8 million of grocery segment distribution, shipping and handling costs during fiscal years 2008, 2007 and 2006, respectively. Operating and administrative expenses also include costs incurred for labor, occupancy, depreciation, insurance and general administration.

Revenue Recognition—The Company recognizes revenues from grocery sales at the point of sale to its customers. Sales taxes collected from customers are not included in reported revenues. Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 69% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $97.5 million, $91.6 million, and $92.7 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $11.8 million, $10.4 million, and $8.8 million for the fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of its product advertising, which could increase or decrease our expenditures.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Similarly, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenue, as such allowances do not directly generate revenue for its stores.

New Accounting Pronouncements—In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of the year ending September 26, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2008	2007
Deferred tax liabilities:
Fixed asset tax/book differences	$54,289,000	$43,765,000
Property tax method	1,081,000	923,000
Asset retirement obligation	4,000	—

Total deferred tax liabilities	55,374,000	44,688,000

Deferred tax assets:
Insurance reserves	679,000	693,000
Advance payments on purchases contracts	1,214,000	2,014,000
Vacation accrual	1,849,000	1,728,000
Closed store accrual	1,995,000	2,794,000
Inventory	1,371,000	1,202,000
Other	4,672,000	3,618,000

Total deferred tax assets	11,780,000	12,049,000

Net deferred tax liabilities	$43,594,000	$32,639,000

Current deferred income tax benefits of $6.9 million and $5.5 million at September 27, 2008 and September 29, 2007, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 27, 2008 refundable current income taxes totaling $14.2 million are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2008	2007	2006
Federal tax at statutory rate	$27,889,000	$31,447,000	$23,828,000
State income tax, net of federal tax benefits	1,856,000	3,269,000	1,956,000
Settlement of tax contingency	—	(3,426,000)	—
Adjustment to deferred income tax rates	(939,000)	—	—
Other	(1,247,000)	(79,000)	(285,000)

Total	$27,559,000	$31,211,000	$25,499,000

Current and deferred income tax expense (benefit) is as follows:

	2008	2007	2006
Current:
Federal	$13,848,000	$15,355,000	$28,979,000
State	2,755,000	737,000	4,015,000

Total current	16,603,000	16,092,000	32,994,000

Deferred:
Federal	9,234,000	14,549,000	(6,475,000)
State	1,722,000	570,000	(1,020,000)

Total deferred	10,956,000	15,119,000	(7,495,000)

Total expense	$27,559,000	$31,211,000	$25,499,000

Uncertain Tax Positions—A reserve for uncertain tax positions, including interest and penalties of $0.8 million and $1.1 million are included in the Company’s income taxes payable at September 27, 2008 and September 29, 2007, respectively. The reserve for uncertain tax positions has been recorded because based on management’s estimates, it is likely that certain tax positions will be successfully challenged by taxing authorities.

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

3. Property Held for Lease and Rental Income

At September 27, 2008, the Company owned and operated 73 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Rental income, net consists of the following:

	2008	2007	2006
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$10,721,665	$11,430,054	$11,836,380
Contingent rentals	539,642	874,912	877,597

Total	11,261,307	12,304,966	12,713,977
Depreciation on owned properties leased to others	(5,753,527)	(5,436,582)	(5,450,895)
Other shopping center expenses	(2,185,907)	(2,449,111)	(2,282,983)

Total	$3,321,873	$4,419,273	$4,980,099

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 27, 2008	September 29, 2007
Land	$44,661,690	$39,240,560
Buildings	160,568,222	148,949,599

Total	205,229,912	188,190,159
Less accumulated depreciation	(79,756,502)	(74,139,570)

Total	$125,473,410	$114,050,589

The above amounts are included on the Consolidated Balance Sheet in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 27, 2008:

Fiscal Year
2009	$6,634,429
2010	4,987,072
2011	3,650,006
2012	2,281,335
2013	1,294,178
Thereafter	2,728,082

Total minimum future rental income	$21,575,102

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

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

clauses, capital improvements and other lease concessions are taken into account in computing minimum lease payments, which are recognized on a straight-line basis over the minimum lease term.

Operating Leases—Rent expense for all operating leases of $14.5 million, $17.7 million and $20.9 million for fiscal years 2008, 2007 and 2006, respectively, is included in operating and administrative expenses. Sub-lease rental income of $1.3 million, $1.3 million and $1.3 million for fiscal years 2008, 2007 and 2006, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 27, 2008 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2009	$15,392,078	$(1,105,213)	$14,286,865
2010	13,327,398	(594,560)	12,732,838
2011	11,521,520	(47,360)	11,474,160
2012	10,748,674	(15,960)	10,732,714
2013	9,568,163	—	9,568,163
Thereafter	96,370,824	—	96,370,824

Total minimum future rental commitments	$156,928,657	$(1,763,093)	$155,165,564

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2008	2007
Property, payroll, and other taxes payable	$13,752,520	$17,173,995
Salaries, wages, and bonuses payable	23,026,857	22,285,059
Self-insurance liabilities	11,428,631	9,379,454
Interest	11,883,580	11,511,939
Income taxes	—	700,554
Other	11,787,913	14,174,936

Total	$71,879,501	$75,225,937

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $25.8 million, $21.6 million and $21.8 million for fiscal years 2008, 2007 and 2006, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2008	2007
Advance payments on purchases contracts	$3,202,424	$5,168,237
Deferred gain-sale/leasebacks	672,129	722,521
Deferred lease expense	1,551,980	1,475,969
Nonqualified investment plan liability	2,059,556	1,519,516
Other	368,586	348,730

Total other long-term liabilities	7,854,675	9,234,973
Less current portion	2,461,357	2,701,314

	$5,393,318	$6,533,659

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2008	2007
Bonds payable:
Senior subordinated debt, interest rate of 8.875%, maturing 2011	$349,750,000	$349,750,000
Unamortized original issue discount and premium on senior subordinated debt	(265,776)	(352,771)
Outstanding line of credit at LIBOR plus 1.25%	27,755,000	20,579,000
Notes payable:
Real estate and equipment maturing 2008-2028:
Due to banks, weighted average interest rate of 5.16% for 2008 and 7.91% for 2007	146,107,301	57,846,603
Due to other financial institutions, weighted average interest rate of 7.84% for 2008 and 9.18% for 2007	193,809,577	115,434,250

Total long-term debt and short-term loans	717,156,102	543,257,082
Less current portion	36,155,472	10,727,955

Long-term debt, net of current portion	$681,000,630	$532,529,127

On December 11, 2001 the Company closed an offering of $250 million principal amount of senior subordinated notes to mature in 2011 (the “Notes”). The Notes bear an annual interest rate of 8.875% and were issued at a discount to yield 9%. On May 29, 2003, the Company closed an offering of an additional $100 million of the Notes at a premium to yield 8.67%. The additional Notes bear the same terms and maturity date as the original issuance. The Company was in compliance with all financial covenants related to the Notes at September 27, 2008.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

The Company may redeem all or a portion of the Notes at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning December 1 of the years indicated below:

Year
2007	102.903%
2008	101.369%

and thereafter at 100% of the principal amount.

At September 27, 2008, the Company had committed lines of credit with five banks totaling $185.0 million of which $27.8 million was outstanding at September 27, 2008. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than prime. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $23.9 million of unused letters of credit were issued at September 27, 2008. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at September 27, 2008.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

At September 27, 2008, property and equipment with an undepreciated cost of approximately $425.2 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends to approximately $178 million, based on tangible net worth at September 27, 2008. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2008	2007	2006
Total interest costs	$51,482,592	$48,664,536	$50,656,761
Interest capitalized	(4,596,662)	(1,989,451)	(873,638)

Interest expense	$46,885,930	$46,675,085	$49,783,123

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Maturities of long-term debt at September 27, 2008 are as follows:

Fiscal Year
2009	$36,155,472
2010	57,227,203
2011	91,877,072
2012	382,642,340
2013	76,840,314
Thereafter	72,413,701

Total	$717,156,102

7. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

8. Earnings Per Common Share

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

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	Year Ended September 27, 2008
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$27,695,297	$24,428,097
Conversion of Class B to Class A shares	24,428,097	—

Net income allocated, diluted	$52,123,394	$24,428,097

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,447,681	12,064,580
Conversion of Class B to Class A shares	12,064,580	—

Weighted average shares outstanding, diluted	24,512,261	12,064,580

Earnings per share
Basic	$2.22	$2.02

Diluted	$2.13	$2.02

	Year Ended September 29, 2007		Year Ended September 30, 2006
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$30,785,005	$27,852,691	$22,132,449	$20,449,106
Conversion of Class B to Class A shares	27,850,707	—	20,441,285	—
Effect of assumed stock options exercised on allocated net income	1,984	(1,984)	7,821	(7,821)

Net income allocated, diluted	$58,637,696	$27,850,707	$42,581,555	$20,441,285

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,273,292	12,234,120	12,135,853	12,340,486
Conversion of Class B to Class A shares	12,234,120	—	12,340,486	—
Assumed stock options exercised	—	—	6,175	—

Weighted average shares outstanding, diluted	24,507,412	12,234,120	24,482,514	12,340,486

Earnings per share
Basic	$2.51	$2.28	$1.82	$1.66

Diluted	$2.39	$2.28	$1.74	$1.66

9. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The Plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1,181,000, $598,000 and $0 for fiscal years 2008, 2007 and 2006, respectively.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

Additional Company contributions totaling $0, $511,000 and $859,000 were made to the plan during fiscal year 2008, 2007 and 2006, respectively, from accumulated forfeitures under the plan.

Nonqualified Investment Plan—During the fiscal year ended September 24, 2005 the Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $54,000 and $44,000 and $35,000 for fiscal years 2008, 2007 and 2006, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.8 million, $10.6 million and $8.3 million for fiscal years 2008, 2007 and 2006, respectively.

1997 Nonqualified Stock Option Plan—The Company had a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock could have been issued to officers and other key employees until January 1, 2007. Accordingly, as of September 27, 2008 no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

There have been no options granted during each of the three fiscal years ended September 27, 2008, therefore no compensation expense has been recognized during those periods.

Medical Care Plan—Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

10. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2008	2007	2006
Revenues from unaffiliated customers:
Grocery sales	$3,107,264	$2,728,983	$2,501,003
Shopping center rentals	11,261	12,305	12,714
Fluid dairy	130,783	122,609	111,230

Total revenues from unaffiliated customers	$3,249,308	$2,863,897	$2,624,947

Income from operations:
Grocery sales	$109,081	$115,799	$99,664
Shopping center rentals	3,322	4,419	4,980
Fluid dairy	11,042	13,293	11,475

Total income from operations	$123,445	$133,511	$116,119

Assets:
Grocery sales	$1,221,769	$1,001,322	$917,300
Shopping center rentals	125,473	114,051	121,083
Fluid dairy	30,226	29,851	28,125
Elimination of intercompany receivable	(2,464)	(2,418)	(1,744)

Total assets	$1,375,004	$1,142,806	$1,064,764

Capital expenditures:
Grocery sales	$232,250	$119,505	$86,525
Shopping center rentals	14,528	6,131	6,517
Fluid dairy	2,002	2,213	1,260

Total capital expenditures	$248,780	$127,849	$94,302

Depreciation and amortization:
Grocery sales	$61,279	$53,359	$52,181
Shopping center rentals	5,754	5,347	5,451
Fluid dairy	2,116	2,289	2,395

Total depreciation and amortization	$69,149	$60,995	$60,027

Sales by product category for fiscal years 2008, 2007 and 2006, respectively, is as follows:

	Fiscal Year Ended September
	2008	2007	2006
Grocery	$1,295,946,749	$1,182,907,566	$1,112,571,751
Non-foods	624,957,153	589,204,228	557,904,379
Perishables	727,072,477	670,206,118	622,118,521
Gasoline	459,287,398	286,665,352	208,408,581

Total grocery segment	$3,107,263,777	$2,728,983,264	$2,501,003,232

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals, net of shopping center expense of $7.9 million, $7.9 million and $7.7 million for the fiscal years ended 2008, 2007 and 2006, respectively, is included in the caption “Rental income, net” in the Consolidated Statements of Income. Grocery and fluid dairy revenues comprise the net sales reported in the Consolidated Statements of Income.

The fluid dairy segment had $63.5 million, $56.1 million and $49.0 million in sales to the grocery sales segment in fiscal 2008, 2007 and 2006, respectively. These sales were eliminated in consolidation.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2008
Net sales	$777,121	$782,787	$835,347	$842,791	$3,238,046
Gross profit	180,657	184,496	191,063	191,643	747,859
Net income	12,692	12,995	15,974	10,462	52,123
Basic earnings per common share
Class A	0.54	0.56	0.68	0.44	2.22
Class B	0.49	0.51	0.62	0.40	2.02
Diluted earnings per common share
Class A	0.52	0.53	0.65	0.43	2.13
Class B	0.49	0.51	0.62	0.40	2.02
2007
Net sales	$685,699	$681,164	$738,695	$746,035	$2,851,593
Gross profit	164,863	166,568	175,228	179,576	686,235
Net income	11,168	13,507	19,746	14,217	58,638
Basic earnings per common share
Class A	0.48	0.58	0.84	0.61	2.51
Class B	0.43	0.53	0.77	0.55	2.28
Diluted earnings per common share
Class A	0.46	0.55	0.81	0.57	2.39
Class B	0.43	0.53	0.77	0.55	2.28

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 27, 2008 totaled $50.2 million. The Company expects these commitments to be fulfilled during fiscal year 2009.

13. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate their fair values.

Receivables: The carrying amounts reported in the Consolidated Balance Sheets for receivables approximate their fair values.

Long and short-term debt: The carrying amounts of the Company’s short-term borrowings approximate their fair values. The fair values of the Company’s long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company’s financial instruments at September 27, 2008 and September 29, 2007 are as follows (amounts in thousands):

	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$4,179	$4,179	$4,373	$4,373
Receivables	47,272	47,272	44,641	44,641
Long-term and short-term debt:
Real estate and equipment	339,917	327,351	173,281	178,832
Other	377,239	382,293	369,976	380,482

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2008	2007	2006
Cash paid during the year for:
Interest (net of amounts capitalized)	$46,514,289	$47,018,177	$49,068,813
Income taxes	31,516,699	17,566,893	36,531,809
Non cash items:
Property and equipment additions included in accounts payable	23,940,418	12,898,825	5,974,378

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 27, 2008, September 29, 2007 and September 30, 2006

15. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $258 million in 2008, $241 million in 2007 and $229 million in 2006. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 27, 2008. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $10.6 million at September 27, 2008 and $5.0 million at September 29, 2007.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $44.3 million in 2008, $40.0 million in 2007 and $36.8 million in 2006. Amounts due from this distributor, included in receivables, were $1.8 million at September 27, 2008 and $1.9 million at September 29, 2007.

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the Plan to meet distribution obligations during a time when the Plan was prohibited from selling shares of the Company’s Class A common stock. During fiscal year 2008, loans totaling $1.25 million between the Company and the Investment/Profit Sharing Plan were made and repaid. At September 27, 2008 no such loans were outstanding.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 27, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$962,412	—	$210,145	$752,267

Fiscal year ended September 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$845,347	$161,362	$44,297	$962,412

Fiscal year ended September 30, 2006:
Deducted from asset accounts:
Allowance for doubtful accounts	$817,911	$65,556	$38,120	$845,347

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: December 1, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ ROBERT P. INGLE Robert P. Ingle, Chief Executive Officer and Director	December 1, 2008

/s/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director	December 1, 2008

/s/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 1, 2008

Charles E. Russell, CPA, Director

/s/ ROBERT P. INGLE, II	December 1, 2008
Robert P. Ingle, II, Chairman of the Board and Director

/s/ BETH A. SORRENTINO Beth A. Sorrentino, CPA, Secretary and Controller	December 1, 2008

John O. Pollard, Attorney, Director

/s/ CHARLES L. GAITHER, JR.	December 1, 2008
Charles L. Gaither, Jr., President-Milkco, Inc. and Director

Fred Ayers, Director

Laura Sharp, Director