Form 10-Q
period 2008-12-27
INGLES MARKETS INC
filed 2009-02-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒.

As of February 2, 2009, the Registrant had 12,818,608 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,693,651 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 27, 2008	SEPTEMBER 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,557,893	$4,178,897
Receivables-net	49,146,222	47,272,285
Inventories	267,485,533	258,676,790
Other current assets	12,967,063	24,635,404

Total Current Assets	333,156,711	334,763,376
Property and Equipment – Net	1,066,146,808	1,030,023,241
Other Assets	10,197,841	10,217,540

Total Assets	$1,409,501,360	$1,375,004,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$52,129,563	$36,155,472
Accounts payable – trade	150,241,311	145,237,791
Accrued expenses and current portion of other long-term liabilities	58,248,584	71,879,501

Total Current Liabilities	260,619,458	253,272,764
Deferred Income Taxes	50,449,000	50,523,000
Long-Term Debt	701,316,338	681,000,630
Other Long-Term Liabilities	5,043,248	5,393,318

Total Liabilities	1,017,428,044	990,189,712

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,818,608 shares issued and outstanding at December 27, 2008 and at September 27, 2008	640,930	640,930
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,693,651 shares issued and outstanding at December 27, 2008 and at September 27, 2008	584,683	584,683
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	272,663,571	265,404,700

Total Stockholders’ Equity	392,073,316	384,814,445

Total Liabilities and Stockholders’ Equity	$1,409,501,360	$1,375,004,157

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2008	DECEMBER 29, 2007
Net sales	$804,864,666	$777,121,292
Cost of goods sold	607,744,737	596,464,050

Gross profit	197,119,929	180,657,242
Operating and administrative expenses	167,855,851	150,286,341
Rental income, net	808,176	1,232,397
Loss from sale or disposal of assets	(113,666)	(71,863)

Income from operations	29,958,588	31,531,435
Other income, net	1,187,592	675,633
Interest expense	12,977,877	11,494,259

Income before income taxes	18,168,303	20,712,809

Income taxes:
Current	6,963,000	7,730,000
Deferred	77,000	290,000

	7,040,000	8,020,000

Net income	$11,128,303	$12,692,809

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.47	$0.54

Diluted earnings per common share	$0.45	$0.52

Class B Common Stock
Basic earnings per common share	$0.43	$0.49

Diluted earnings per common share	$0.43	$0.49

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 27, 2008 AND DECEMBER 29, 2007

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	12,692,809	12,692,809
Cash dividends	—	—	—	—	—	(3,862,176)	(3,862,176)
Common stock conversions	34,500	1,725	(34,500)	(1,725)	—	—	—

Balance, December 29, 2007	12,390,283	$619,514	12,121,976	$606,099	$118,184,132	$237,564,864	$356,974,609

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	11,128,303	11,128,303
Cash dividends	—	—	—	—	—	(3,869,432)	(3,869,432)

Balance, December 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$272,663,571	$392,073,316

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 27, 2008	DECEMBER 29, 2007
Cash Flows from Operating Activities:
Net income	$11,128,303	$12,692,809
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	19,016,308	16,470,208
Amortization of deferred gain on sale/leasebacks	(12,598)	(12,598)
Losses on disposals of property and equipment	113,666	71,863
Receipt of advance payments on purchases contracts	500,000	—
Recognition of advance payments on purchases contracts	(1,070,288)	(868,378)
Deferred income taxes	77,000	290,000
Changes in operating assets and liabilities:
Receivables	(1,873,937)	(2,288,835)
Inventory	(8,808,743)	(16,126,265)
Other assets	11,135,505	(1,366,025)
Accounts payable and accrued expenses	(3,042,522)	(6,127,051)

Net Cash Provided by Operating Activities	27,162,694	2,735,728

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	—	2,400
Capital expenditures	(60,204,064)	(60,547,285)

Net Cash Used in Investing Activities	(60,204,064)	(60,544,885)

Cash Flows from Financing Activities:
Proceeds from line of credit borrowings	215,137,000	217,847,502
Payments on line of credit borrowings	(218,698,000)	(157,361,502)
Proceeds from long-term borrowings	52,275,350	3,700,000
Principal payments on long-term borrowings	(12,424,552)	(2,359,162)
Dividends paid	(3,869,432)	(3,862,176)

Net Cash Provided By Financing Activities	32,420,366	57,964,662

Net (Decrease) Increase in Cash and Cash Equivalents	(621,004)	155,505
Cash and cash equivalents at beginning of period	4,178,897	4,373,177

Cash and Cash Equivalents at End of Period	$3,557,893	$4,528,682

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 27, 2008 and December 29, 2007

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 27, 2008, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 27, 2008 and December 29, 2007. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2008, filed by the Company under the Securities Exchange Act of 1934 on December 1, 2008.

The results of operations for the three-month period ended December 27, 2008 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three months ended December 29, 2007 have been reclassified to conform to the current year presentation in the accompanying financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of the year ending September 26, 2009. The adoption of SFAS No. 157 did not have a significant impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company for the year ending September 26, 2009. The adoption of SFAS No. 159 did not have a significant impact on the Company’s consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $827,000 and $752,000 at December 27, 2008 and September 27, 2008, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 27, 2008, the Company had approximately $267,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of December 27, 2008, the Company had gross unrecognized tax benefits of approximately $551,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 27, 2008	SEPTEMBER 27, 2008
Property, payroll, and other taxes payable	$9,803,091	$13,752,520
Salaries, wages and bonuses payable	18,234,069	23,026,857
Self-insurance liabilities	10,891,920	11,428,631
Interest	4,242,779	11,883,580
Income taxes	4,870,239	—
Other	10,206,486	11,787,913

Total	$58,248,584	$71,879,501

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $250,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.5 million and $5.4 million for each of the three-month periods ended December 27, 2008 and December 29, 2007, respectively.

F. LONG-TERM DEBT

At December 27, 2008, the Company had lines of credit with five banks totaling $185.0 million, of which $24.2 million was outstanding at December 27, 2008. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $25.2 million of unused letters of credit were issued at December 27, 2008. This facility matures in April 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 27, 2008.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for cash dividends to approximately $192.5 million, based on tangible net worth at December 27, 2008. As of December 27, 2008, the Company was in compliance with these covenants.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 23, 2008 to stockholders of record on October 9, 2008.

H. EARNINGS PER COMMON SHARE

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

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	Three Months Ended December 27, 2008		Three Months Ended December 29, 2007
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,083,417	$5,044,886	$6,700,761	$5,992,048
Conversion of Class B to Class A shares	5,044,886	—	5,992,048	—

Net income allocated, diluted	$11,128,303	$5,044,886	$12,692,809	$5,992,048

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,818,608	11,693,651	12,357,681	12,154,580
Conversion of Class B to Class A shares	11,693,651	—	12,154,580	—

Weighted average shares outstanding, diluted	24,512,259	11,693,651	24,512,261	12,154,580

Earnings per share
Basic	$0.47	$0.43	$0.54	$0.49

Diluted	$0.45	$0.43	$0.52	$0.49

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 27, 2008	DECEMBER 29, 2007
Revenues from unaffiliated customers:
Grocery sales	$775,739	$744,424
Shopping center rentals	2,781	3,083
Fluid dairy	29,126	32,698

Total revenues from unaffiliated customers	$807,646	$780,205

Income from operations:
Grocery sales	$25,790	$27,552
Shopping center rentals	808	1,232
Fluid dairy	3,361	2,747

Total income from operations	$29,959	$31,531

	DECEMBER 27, 2008	SEPTEMBER 27, 2008
Assets:
Grocery sales	$1,258,390	$1,221,769
Shopping center rentals	124,540	125,473
Fluid dairy	29,204	30,226
Elimination of intercompany receivable	(2,633)	(2,464)

Total assets	$1,409,501	$1,375,004

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Grocery	$344,574	$322,824
Non-foods	161,118	153,213
Perishables	188,917	177,120
Gasoline	81,130	91,267

Total grocery segment	$775,739	$744,424

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals is included in the caption “Rental income, net” in the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales reported in the Condensed Consolidated Statements of Income.

For the three months ended December 27, 2008 and December 29, 2007, the fluid dairy segment had $14.8 million and $16.3 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeastern United States, operates 199 supermarkets in Georgia (74), North Carolina (66), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods, including delicatessen sections. As of December 27, 2008, the Company operated 66 in-store pharmacies and 60 fuel centers.

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

Closed Store Accrual

For properties closed prior to December 31, 2002 that were under long-term lease agreements, the present value of any remaining liability under the lease, discounted using risk-free rates and net of expected sublease recovery, is recognized as a liability and expensed. For all store closures subsequent to the adoption of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” effective December 31, 2002, the liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties. The Company’s estimates of market rates are based on its experience, knowledge and typical third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Condensed Consolidated Balance Sheets.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $23.6 million and $24.9 million for the fiscal quarters ended December 27, 2008 and December 29, 2007, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.3 million and $2.6 million for the fiscal quarters ended December 27, 2008 and December 29, 2007, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenues; as such allowances do not directly generate revenue for the Company’s stores.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 27, 2008 and December 29, 2007 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 27, 2008 and December 29, 2007, comparable store sales include 195 stores.

The following table sets forth, for the periods indicated selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	THREE MONTHS ENDED
	DECEMBER 27, 2008	DECEMBER 29, 2007
Net sales	100.0%	100.0%
Gross profit	24.5%	23.3%
Operating and administrative expenses	20.9%	19.4%
Rental income, net	0.1%	0.2%
Loss from sale or disposal of assets	—%	—%
Income from operations	3.7%	4.1%
Other income, net	0.2%	0.1%
Interest expense	1.6%	1.5%
Income before income taxes	2.3%	2.7%
Income taxes	0.9%	1.0%
Net income	1.4%	1.7%

Three Months Ended December 27, 2008 Compared to the Three Months Ended December 29, 2007

Net income for the first quarter of fiscal 2009 totaled $11.1 million, 12.3% lower than net income of $12.7 million earned for the first quarter of fiscal 2008. Total and comparable store sales increases were offset by higher expenses influenced by the Company’s recent accelerated growth strategy.

Net Sales. Net sales increased 3.6% to $804.9 million for the three months ended December 27, 2008 from $777.1 million for the three months ended December 29, 2007. Ingles operated 199 stores at December 27, 2008 and at 197 stores at December 29, 2007. Retail square footage was approximately 10.4 million at December 27, 2008 and 9.9 million at December 29, 2007. Grocery segment sales increased in each product category except for gasoline, where gallons sold increased but the average sales price per gallon was substantially lower during the current fiscal quarter compared with the same quarter of last fiscal year. Excluding gasoline sales, grocery segment sales increased 6.4% for the three months ended December 27, 2008 compared with the three months ended December 29, 2007.

Grocery segment comparable store sales grew $22.4 million, or 3.0%, in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. Excluding gasoline sales, comparable store sales increased $35.0 million, or 5.4%. Comparable store sales growth excluding gasoline is slightly lower than the Company’s recent experience, reflecting the current economic recession and its effect on consumer spending. The number of customer transactions (excluding gasoline) increased 5.9%, while the average transaction size (excluding gasoline) increased by approximately 11 cents.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	December 27, 2008	December 29, 2007
Grocery	$344,574	$322,824
Non-foods	161,118	153,213
Perishables	188,917	177,120
Gasoline	81,130	91,267

Total grocery segment	$775,739	$744,424

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 27, 2008 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 29, 2007	$744,424
Comparable store sales increase (including gasoline)	22,382
Impact of stores opened in fiscal 2008 and 2009	11,686
Impact of stores closed in fiscal 2008 and 2009	(2,758)
Other	5

Total grocery sales for the three months ended December 27, 2008	$775,739

Net sales to outside parties for the Company’s milk processing subsidiary decreased $3.6 million or 10.9% in the December 2008 quarter compared to the December 2007 quarter. The sales decrease is attributable to lower raw milk costs in the December 2008 quarter compared to the December 2007 quarter. The case volume of products sold increased slightly.

Sales for the first quarter of fiscal 2009 were bolstered by successful holiday promotions in November and December, and the contribution from new and expanded stores. Sales growth for the remainder of fiscal year 2009 will be influenced by these factors and increasingly by general economic conditions. The cost of gasoline has fluctuated significantly over the past six months and future fluctuations, if any, will have a significant impact on total sales.

Gross Profit. Gross profit for the three-month period ended December 27, 2008 increased $16.4 million, or 9.1%, to $197.1 million, or 24.5% of sales, compared to $180.7 million, or 23.3% of sales, for the three-month period ended December 29, 2007.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was higher for the December 2008 quarter due primarily to lower dollar gasoline sales, which earn a lower gross margin. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 26.5% for the three months ended December 27, 2008 compared with 26.4% for the three months ended December 29, 2007.

Gross profit for the Company’s milk processing subsidiary for the December 2008 quarter increased $0.5 million, or 10.0%, to $5.7 million, or 13.0% of sales, compared to $5.2 million, or 10.6% of sales, for the December 2007 quarter. Raw milk costs were substantially lower and the cents-per gallon margin were higher comparing the three months ended December 2008 with the three months ended December 2007. This resulted in higher total gross profit dollars and higher gross profit as a percentage of sales.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $17.6 million, or 11.7%, to $167.9 million for the three months ended December 27, 2008, from $150.3 million for the three months ended December 29, 2007. As a percentage of sales, operating and administrative expenses were 20.9% and 19.4% for the three months ended December 27, 2008 and December 29, 2007, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.1% of sales for the first fiscal 2009 quarter compared with 21.8% for the first fiscal quarter of 2008. The Company’s recent accelerated number of new and remodeled stores contributed to higher expenses, many of which are incurred prior to maturation of sales growth to cover such expenses.

The major increases in operating and administrative expenses were as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$7.2	0.89%
Depreciation and amortization	$2.6	0.32%
Warehouse expense	$2.0	0.25%
Utilities and fuel	$1.9	0.23%
Store supplies	$1.2	0.15%

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume and the accelerated number of new and remodeled stores.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Warehouse expenses increased due to increased deliveries from the Company’s warehouse to its stores and from additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Utilities and fuel expenses increased due to increases in the number of store square feet in operation.

Store supplies expenses increased as a result of overall sales increases, including higher proportionate sales increases in the deli and bakery departments, which require more wrapping and packaging.

Rental Income, Net. Rental income, net totaling $0.8 million decreased $0.4 million for the December 2008 quarter compared to the December 2007 quarter. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Other Income, Net. Other income, net increased $0.5 million to $1.2 million for the three-month period ended December 27, 2008 from $0.7 million for the three-month period ended December 29, 2007. The increase is principally due to higher income from waste paper and packaging sales.

Interest Expense. Interest expense increased $1.5 million for the three-month period ended December 27, 2008 to $13.0 million from $11.5 million for the three-month period ended December 29, 2007. Total debt at December 27, 2008 was $753.4 million compared to $605.1 million at December 29, 2007. In general, new debt added over the past twelve months has been at interest rates lower than existing or repaid debt.

Income Taxes. Income tax expense as a percentage of pre-tax income was 38.8% in the December 2008 quarter compared to 38.7% in the December 2007 quarter.

Net Income. Net income decreased $1.6 million or 12.3% for the three-month period ended December 27, 2008 to $11.1 million compared to $12.7 million for the three-month period ended December 29, 2007. Net income, as a percentage of sales, was 1.4% for the December 2008 quarter and 1.7% for the December 2007 quarter. Basic and diluted earnings per share for Class A Common Stock were $0.47 and $0.45, respectively, for the December 2008 quarter, compared to $0.54 and $0.52, respectively, for the December 2007 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.43 for the December 2008 quarter compared to $0.49 for the December 2007 quarter.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Accordingly, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.

Capital expenditures totaled $60.2 million for the three-month period ended December 27, 2008, including the opening of two new stores, one replacement store and the construction of five fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2009 and in fiscal 2010.

Ingles’ capital expenditure plans for fiscal 2009 include investments of approximately $140 to $160 million. A significant portion of capital expenditures for the first fiscal quarter of 2009 were for the completion of store development projects begun in the previous fiscal year. The timing and extent of current year development projects will be influenced by Company financial performance, overall economic conditions and the availability of financing. At the present time, for the remainder of fiscal year 2009 the Company intends to open nine new, replacement or remodeled stores and add approximately four new fuel stations at either new or existing stores. Most of these projects were started in the previous fiscal year. Expenditures will also include investments in stores expected to open in fiscal 2010 as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $150 to $200 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by Company financial performance, overall economic conditions and the availability of financing, which is currently limited. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at December 27, 2008 totaled $24.0 million.

Liquidity

The Company generated $27.2 million of net cash from operations in the December 2008 quarter compared to $2.7 million of net cash provided by operations in the December 2007 quarter. Most of the change is attributable to a decrease in refundable income taxes and slower inventory growth.

Cash used in investing activities for the December 2008 quarter totaled $60.2 million of capital expenditures, compared to $60.5 million of cash used in investing activities (substantially all capital expenditures) for the December 2007 quarter.

Cash provided by financing activities during the December 2008 quarter totaled $32.4 million. Principal payments on long-term debt and lines of credit were $16.0 million and dividend payments were $3.9 million. New borrowings, primarily secured by real estate and equipment, totaled $52.3 million.

At December 27, 2008, the Company had lines of credit with five banks totaling $185.0 million, of which $24.2 million was outstanding at December 27, 2008. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $25.2 million of unused letters of credit were issued at December 27, 2008. This facility matures in April 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at December 27, 2008.

At December 27, 2008, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 101.369%. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at December 27, 2008.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 27, 2008, the Company had unencumbered real property and equipment with a net book value of approximately $582.1 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. Recent volatility in credit and equity markets could affect the timing and type of financings the Company seeks in the future and there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 27, 2008.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional cash dividends to approximately $192.5 million based on tangible net worth at December 27, 2008. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

	THREE MONTHS ENDED
	DECEMBER 27, 2008	DECEMBER 29, 2007
All items	(12.7)%	5.6%
Food and beverages	1.7%	2.3%
Energy	(76.6)%	37.1%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Exchange Act. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties described in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008 under the caption “Risk Factors” and elsewhere therein.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this report are made only as of the date hereof. The Company does not undertake and specifically declines any obligation to update any such statements or to publically announce the results of any revisions to any of such statements to reflect future events or developments.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 27, 2008.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 27, 2008, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2008. After consideration of the matters discussed above, management has concluded that the Company’s controls and procedures were effective as of December 27, 2008.

(b) Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal year 2009 testing of internal controls over financial reporting and has begun performing tests for fiscal year 2009. During the quarter ended December 27, 2008 the Company implemented new computer software to manage purchasing, distribution and disbursement activities. The scope and timing of testing of internal controls is being evaluated to accommodate changes as a result of the software implementation.

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

INGLES MARKETS, INCORPORATED

Date: February 4, 2009	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: February 4, 2009	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer