Form 10-Q
period 2009-03-28
INGLES MARKETS INC
filed 2009-04-30
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of April 27, 2009, the Registrant had 12,858,608 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,653,651 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 28, 2009	SEPTEMBER 27, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$4,528,862	$4,178,897
Receivables - net	45,634,807	47,272,285
Inventories	274,130,562	258,676,790
Other current assets	17,174,188	24,635,404

Total Current Assets	341,468,419	334,763,376
Property and Equipment - Net	1,080,391,666	1,030,023,241
Other Assets	10,412,723	10,217,540

Total Assets	$1,432,272,808	$1,375,004,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$74,384,048	$36,155,472
Accounts payable - trade	136,609,078	145,237,791
Accrued expenses and current portion of other long-term liabilities	62,521,789	71,879,501

Total Current Liabilities	273,514,915	253,272,764
Deferred Income Taxes	54,016,000	50,523,000
Long-Term Debt	703,902,932	681,000,630
Other Long-Term Liabilities	4,863,556	5,393,318

Total Liabilities	1,036,297,403	990,189,712

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,858,608 shares issued and outstanding at March 28, 2009; 12,818,608 shares issued and outstanding at September 27, 2008	642,930	640,930
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,653,651 shares issued and outstanding at March 28, 2009; 11,693,651 shares issued and outstanding at September 27, 2008	582,683	584,683
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	276,565,660	265,404,700

Total Stockholders’ Equity	395,975,405	384,814,445

Total Liabilities and Stockholders’ Equity	$1,432,272,808	$1,375,004,157

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008
Net sales	$789,175,140	$782,787,385
Cost of goods sold	596,424,287	598,291,757

Gross profit	192,750,853	184,495,628
Operating and administrative expenses	168,653,565	153,063,120
Rental income, net	737,770	880,280
Gain (loss) from sale or disposal of assets	392,219	(487,352)

Income from operations	25,227,277	31,825,436
Other income, net	64,827	826,751
Interest expense	13,118,584	11,645,269

Income before income taxes	12,173,520	21,006,918

Income tax expense (benefit):
Current	490,000	7,075,000
Deferred	3,912,000	937,000

	4,402,000	8,012,000

Net income	$7,771,520	$12,994,918

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.33	$0.56

Diluted earnings per common share	$0.32	$0.53

Class B Common Stock
Basic earnings per common share	$0.30	$0.51

Diluted earnings per common share	$0.30	$0.51

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008
Net sales	$1,594,039,805	$1,559,908,677
Cost of goods sold	1,204,169,023	1,194,755,807

Gross profit	389,870,782	365,152,870
Operating and administrative expenses	336,509,416	303,349,461
Rental income, net	1,545,945	2,112,677
Gain (loss) from sale or disposal of assets	278,553	(559,215)

Income from operations	55,185,864	63,356,871
Other income, net	1,252,420	1,502,385
Interest expense	26,096,462	23,139,529

Income before income taxes	30,341,822	41,719,727

Income tax expense (benefit):
Current	7,453,000	14,805,000
Deferred	3,989,000	1,227,000

	11,442,000	16,032,000

Net income	$18,899,822	$25,687,727

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.80	$1.10

Diluted earnings per common share	$0.77	$1.05

Class B Common Stock
Basic earnings per common share	$0.73	$1.00

Diluted earnings per common share	$0.73	$1.00

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 28, 2009 AND MARCH 29, 2008

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	25,687,727	25,687,727
Cash dividends	—	—	—	—	—	(7,724,870)	(7,724,870)
Common stock conversions	98,475	4,924	(98,475)	(4,924)	—	—	—

Balance, March 29, 2008	12,454,258	$622,713	12,058,001	$602,900	$118,184,132	$246,697,088	$366,106,833

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	18,899,822	18,899,822
Cash dividends	—	—	—	—	—	(7,738,862)	(7,738,862)
Common stock conversions	40,000	2,000	(40,000)	(2,000)	—	—	—

Balance, March 28, 2009	12,858,608	$642,930	11,653,651	$582,683	$118,184,132	$276,565,660	$395,975,405

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 28, 2009	MARCH 29, 2008
Cash Flows from Operating Activities:
Net income	$18,899,822	$25,687,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	38,491,214	33,380,780
(Gain) loss on disposals of property and equipment	(278,553)	559,215
Receipt of advance payments on purchase contracts	2,252,413	531,898
Recognition of advance payments on purchase contracts	(2,112,050)	(1,884,349)
Deferred income taxes	3,989,000	1,227,000
Changes in operating assets and liabilities:
Receivables	1,637,478	(5,291,349)
Inventory	(15,453,772)	(13,523,616)
Other assets	5,923,757	303,589
Accounts payable and accrued expenses	(3,760,485)	(2,459,750)

Net Cash Provided by Operating Activities	49,588,824	38,531,145

Cash Flows from Investing Activities:
Proceeds from sales of assets	1,091,720	404,387
Capital expenditures	(103,722,595)	(114,133,069)

Net Cash Used in Investing Activities	(102,630,875)	(113,728,682)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	426,206,000	410,811,502
Payments on short-term borrowings	(413,380,000)	(409,980,502)
Proceeds from long-term debt	74,070,924	87,080,000
Principal payments on long-term debt	(25,766,046)	(5,066,431)
Dividends paid	(7,738,862)	(7,724,870)

Net Cash Provided by Financing Activities	53,392,016	75,119,699

Net Increase (Decrease) in Cash and Cash Equivalents	349,965	(77,838)
Cash and cash equivalents at beginning of period	4,178,897	4,373,177

Cash and Cash Equivalents at End of Period	$4,528,862	$4,295,339

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 28, 2009 and March 29, 2008

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 28, 2009, and the results of operations for the three-month and six-month periods ended March 28, 2009 and March 29, 2008, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 28, 2009 and March 29, 2008. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2008, filed by the Company under the Securities Exchange Act of 1934 on December 1, 2008.

The results of operations for the three-month and six-month periods ended March 28, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three and six months ended March 29, 2008 have been reclassified to conform to the current year presentation in the accompanying financial statements.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $981,000 and $752,000 at March 28, 2009 and September 27, 2008, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 28, 2009, the Company had approximately $275,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of March 28, 2009, the Company had gross unrecognized tax benefits of approximately $560,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 28, 2009	September 27, 2008
Property, payroll, and other taxes payable	$9,458,774	$13,752,520
Salaries, wages and bonuses payable	18,898,667	23,026,857
Self-insurance liabilities	11,208,181	11,428,631
Interest	11,982,671	11,883,580
Other	10,973,496	11,787,913

Total	$62,521,789	$71,879,501

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.1 million and $7.2 million for the three-month periods ended March 28, 2009 and March 29, 2008, respectively. For each of the six-month periods ended March 28, 2009 and March 29, 2008, employee insurance expense, net of employee contributions, totaled $12.7 million.

F. LONG-TERM DEBT

At March 28, 2009, the Company had lines of credit with five banks totaling $185.0 million, of which $40.6 million was outstanding at March 28, 2009. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $23.1 million of unused letters of credit were issued at March 28, 2009. This facility matures in October 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 28, 2009.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. One of the covenants has the effect of restricting funds available for dividends to approximately $189.4 million, based on tangible net worth at March 28, 2009. As of March 28, 2009, the Company was in compliance with these covenants.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 22, 2009 and October 23, 2008 to stockholders of record on January 8, 2009 and October 9, 2008, respectively.

H. COMMON STOCK AND CALCULATION OF EARNINGS PER COMMON SHARE

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

	Three Months Ended March 28, 2009		Six Months Ended March 28, 2009
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,257,080	$3,514,440	$10,341,881	$8,557,941
Conversion of Class B to Class A shares	3,514,440	—	8,557,941	—

Net income allocated, diluted	$7,771,520	$3,514,440	$18,899,822	$8,557,941

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,835,311	11,679,948	12,826,960	11,685,299
Conversion of Class B to Class A shares	11,679,948	—	11,685,299	—

Weighted average shares outstanding, diluted	24,515,259	11,679,948	24,512,259	11,685,299

Earnings per share
Basic	$0.33	$0.30	$0.80	$0.73

Diluted	$0.32	$0.30	$0.77	$0.73

	Three Months Ended March 29, 2008		Six Months Ended March 29, 2008
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,889,632	$6,105,286	$13,590,000	$12,097,727
Conversion of Class B to Class A shares	6,105,286	—	12,097,727	—

Net income allocated, diluted	$12,994,918	$6,105,286	$25,687,727	$12,097,727

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,422,195	12,090,066	12,389,938	12,122,323
Conversion of Class B to Class A shares	12,090,066	—	12,122,323	—

Weighted average shares outstanding, diluted	24,512,261	12,090,066	24,512,261	12,122,323

Earnings per share
Basic	$0.56	$0.51	$1.10	$1.00

Diluted	$0.53	$0.51	$1.05	$1.00

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Revenues from unaffiliated customers:
Grocery sales	$761,822	$750,572	$1,537,561	$1,494,996
Shopping center rentals	2,874	2,925	5,655	6,008
Fluid dairy	27,353	32,215	56,479	64,913

Total revenues from unaffiliated customers	$792,049	$785,712	$1,599,695	$1,565,917

Income from operations:
Grocery sales	$21,266	$28,063	$47,056	$55,615
Shopping center rentals	738	881	1,546	2,113
Fluid dairy	3,223	2,882	6,584	5,629

Total income from operations	$25,227	$31,826	$55,186	$63,357

	March 28, 2009	September 27, 2008
Assets:
Grocery sales	$1,281,865	$1,221,769
Shopping center rentals	124,540	125,473
Fluid dairy	27,832	30,226
Elimination of intercompany receivable	(1,964)	(2,464)

Total assets	$1,432,273	$1,375,004

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Grocery	$340,962	$322,201	$685,536	$645,025
Non-foods	160,337	151,547	321,455	304,759
Perishables	188,239	174,799	377,156	351,919
Gasoline	72,284	102,025	153,414	193,293

Total grocery segment	$761,822	$750,572	$1,537,561	$1,494,996

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

For the three-month periods ended March 28, 2009 and March 29, 2008, respectively, the fluid dairy segment had $14.2 million and $15.7 million in sales to the grocery sales segment. The fluid dairy segment had $29.0 million and $32.0 million in sales to the grocery sales segment for the six-month periods ended March 28, 2009 and March 29, 2008, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. SUBSEQUENT EVENTS

As previously announced on April 28, 2009, the Company intends to offer $500 million aggregate principal amount of its senior unsecured notes due 2017 in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended.

The Company intends to use a substantial portion of the net proceeds from the offering to purchase any and all of its outstanding 8 7/8% senior subordinated notes due 2011 (the “8 7/8% notes”) which are tendered in the tender offer and consent solicitation described below. There are approximately $349.75 million aggregate principal amount of the 8 7/8% notes outstanding. The Company intends to apply the remaining net proceeds from the offering to repay certain other debt, to fund capital expenditures and for general corporate purposes.

No assurance can be given that the offering will be completed or, if completed, as to the terms on which it is completed. The offering is subject to market conditions and other customary conditions. The notes offered by the Company will not be registered under the Securities Act and may not be offered or sold in the United States without registration or an applicable exemption from the registration requirements.

The foregoing summary of the offering shall not constitute an offer to sell or the solicitation of an offer to buy any security and shall not constitute an offer, solicitation or sale in any jurisdiction in which such offering, solicitation or sale would be unlawful.

Also, as previously announced on April 28, 2009, the Company has commenced a cash tender offer for any and all of its outstanding 8 7/8% notes. In conjunction with the tender offer, the Company is soliciting consents from holders of the 8 7/8% notes to effect certain proposed amendments to the indenture governing the 8 7/8% notes. The pending tender offer and consent solicitation will expire at 11:59 p.m., New York City time, on May 26, 2009, unless extended or earlier terminated. The tender offer and consent solicitation is subject to customary conditions, including, among other things, a requisite consent condition and a financing condition. For a further description of the tender offer and consent solicitation, reference is made to the Company’s related Current Report on Form 8-K dated April 28, 2009, as filed with the Securities and Exchange Commission on April 28, 2009.

The foregoing description of the tender offer and consent solicitation is neither an offer to purchase nor a solicitation of an offer to sell the 8 7/8% notes.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in Georgia (74), North Carolina (67), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of March 28, 2009, the Company operated 68 in-store pharmacies and 65 fuel centers.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $25.6 million and $25.6 million for the fiscal quarters ended March 28, 2009 and March 29, 2008, respectively. For the six-month periods ended March 28, 2009 and March 29, 2008, vendor allowances applied as a reduction of merchandise costs totaled $49.2 million and $50.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million for the fiscal quarter ended March 28, 2009 and $4.1 million for the fiscal quarter ended March 29, 2008. For the six-month periods ended March 28, 2009 and March 29, 2008, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.5 million and $6.7 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the unaudited condensed consolidated statements of income for the three- and six-month periods ended March 28, 2009 and March 29, 2008. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three- and six-month periods ended March 28, 2009 and March 29, 2008, comparable store sales include 195 and 194 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.4%	23.6%	24.5%	23.4%
Operating and administrative expenses	21.4%	19.5%	21.1%	19.4%
Rental income, net	0.1%	0.1%	0.1%	0.1%
Gain (loss) from sale or disposal of assets	0.1%	(0.1)%	—%	—%
Income from operations	3.2%	4.1%	3.5%	4.1%
Other income, net	—%	0.1%	0.1%	0.1%
Interest expense	1.7%	1.5%	1.6%	1.5%
Income before income taxes	1.5%	2.7%	1.9%	2.7%
Income taxes	0.5%	1.0%	0.7%	1.0%
Net income	1.0%	1.7%	1.2%	1.7%

Three Months Ended March 28, 2009 Compared to the Three Months Ended March 29, 2008

Net income for the second quarter of fiscal 2009 totaled $7.8 million, compared with net income of $13.0 million earned for the second quarter of fiscal 2008. Total and comparable store sales increases were offset by higher expenses influenced by the Company’s recent accelerated growth strategy.

Net Sales. Net sales increased by $6.4 million to $789.2 million for the three months ended March 28, 2009 from $782.8 million for the three months ended March 29, 2008. Ingles operated 200 stores at March 28, 2009, compared to 197 stores at March 29, 2008. Retail square footage was approximately 10.6 million at March 28, 2009 and 9.8 million at March 29, 2008. Grocery segment sales increased in each product category except for gasoline, where gallons sold increased but the average sales price per gallon was substantially lower during the current fiscal quarter compared with the same quarter of last fiscal year. Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but will occur in the Company’s third quarter of fiscal year 2009. Excluding gasoline sales and the effect of additional Easter sales in fiscal 2008, grocery segment comparable store sales increased 4.9% for the three months ended March 28, 2009 compared with the three months ended March 29, 2008.

Comparable store sales growth excluding gasoline is slightly lower than the Company’s recent experience, reflecting the current economic recession and its effect on consumer spending. The number of customer transactions (excluding gasoline) increased 7.9%, while the average transaction size (excluding gasoline) decreased by approximately 1.4%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 28, 2009	March 29, 2008
Grocery	$340,962	$322,201
Non-foods	160,337	151,547
Perishables	188,239	174,799
Gasoline	72,284	102,025

Total grocery segment	$761,822	$750,572

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended March 28, 2009 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 29, 2008	$750,572
Comparable store sales increase (including gasoline)	1,179
Additional Easter sales for the three months ended March 29, 2008	(7,730)
Impact of stores opened in fiscal 2008 and 2009	20,308
Impact of stores closed in fiscal 2008 and 2009	(2,513)
Other	6

Total grocery sales for the three months ended March 28, 2009	$761,822

Net sales to outside parties for the Company’s milk processing subsidiary decreased $4.9 million or 15.1% in the March 2009 quarter compared to the March 2008 quarter. The sales decrease is attributable to an approximately 28% decrease in raw milk costs in the March 2009 quarter compared to the March 2008 quarter, offset by an increase in the case volume of products sold.

Gross Profit. Gross profit for the three-month period ended March 28, 2009 increased $8.3 million, or 4.5%, to $192.8 million, or 24.4% of sales, compared to $184.5 million, or 23.6% of sales, for the three-month period ended March 29, 2008.

Gross profit dollars increased due to the higher sales volume in the grocery segment. Grocery segment gross profit as a percentage of total sales was higher for the March 2009 quarter due primarily to lower dollar gasoline sales, which earn a lower gross margin. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.9% for the three months ended March 28, 2009 compared with 27.4% for the three months ended March 29, 2008.

Gross profit for the Company’s milk processing subsidiary for the March 2009 quarter increased $0.1 million, or 2.8%, to $5.4 million, or 13.1% of sales, compared to $5.3 million, or 11.1% of sales, for the March 2008 quarter. Raw milk prices were lower during the March 2009 quarter, which increased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the lower sales price. Case volume sales increased, providing additional gross profit dollars.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $15.6 million, or 10.2%, to $168.7 million for the three months ended March 28, 2009, from $153.1 million for the three months ended March 29, 2008. As a percentage of sales, operating and administrative expenses were 21.4% for the three months ended March 28, 2009 compared with 19.6% for the three months ended March 29, 2008. In general, the Company’s increased store development activities have resulted in higher personnel, depreciation and occupancy costs. Current unfavorable economic conditions have extended the time needed for new and redeveloped stores to reach targeted levels of sales and profitability.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$5.0	0.63%
Depreciation and amortization	$2.5	0.32%
Utilities and fuel	$1.8	0.22%
Warehouse expenses	$1.6	0.20%
Taxes and licenses	$1.5	0.19%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and the accelerated number of new and remodeled stores.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures.

Utilities and fuel expense increased due to increases in retail square footage.

Warehouse expenses increased due to increased deliveries from the Company’s warehouse to its stores and from additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Taxes and licenses increased due to increased property taxes in many of the Company’s markets and the development of new and remodeled stores.

Rental Income, Net. Rental income, net totaled $0.7 million for the quarter ended March 28, 2009 and $0.9 million for the quarter ended March 29, 2008. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Gains from the sale or disposal of assets totaled $0.4 million for the three months ended March 28, 2009, compared with a loss on sale or disposal of assets totaling $0.5 million for the three months ended March 29, 2008. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $0.1 million for the three-month period ended March 28, 2009 compared with $0.8 million for the three-month period ended March 29, 2008. The decrease was due primarily to substantial decreases in the selling price for waste paper and packaging.

Interest Expense. Interest expense increased $1.5 million for the three-month period ended March 28, 2009 to $13.1 million from $11.6 million for the three-month period ended March 29, 2008. Total debt at March 28, 2009 was $778.3 million compared with $626.1 million at March 29, 2008. New borrowings were incurred to fund the Company’s higher level of capital expenditures during fiscal year 2008 and the first half of fiscal year 2009. Interest capitalized as construction costs increased due to the greater number of new store, remodel and relocation projects undertaken by the Company in recent quarters.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.2% for the quarter ended March 28, 2009 compared to 38.1% in the quarter ended March 29, 2008. The effective tax rate decreased primarily as a result of lower state income taxes and increased tax credits.

Net Income. Net income totaled $7.8 million for the three-month period ended March 28, 2009 compared with $13.0 million for the three-month period ended March 29, 2008. Net income, as a percentage of sales, was 1.0% for the quarter ended March 28, 2009 and 1.7% for the quarter ended March 29, 2008. Basic and diluted earnings per share for Class A Common Stock were $0.33 and $0.32 for the quarter ended March 28, 2009 compared to $0.56 and $0.53, respectively, for the quarter ended March 29, 2008. Basic and diluted earnings per share for Class B Common Stock were each $0.30 for the quarter ended March 28, 2009 compared to $0.51 of basic and diluted earnings per share for the quarter ended March 29, 2008.

Six Months Ended March 28, 2009 Compared to the Six Months Ended March 29, 2008

Net income for the first half of fiscal year 2009 totaled $18.9 million, compared with net income of $25.7 million earned for the comparable fiscal year 2008 period. Sales increases and gross margin improvement were offset by higher expenses influenced by the Company’s recent accelerated growth strategy.

Net Sales. Net sales increased by $34.1 million to $1.59 billion for the six months ended March 28, 2009 from $1.56 billion for the six months ended March 29, 2008. Grocery segment sales increased in each product category except for gasoline, where gallons sold increased but the average sales price per gallon was substantially lower during fiscal year 2009 than in fiscal year 2008. Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but will occur in the Company’s third quarter of fiscal year 2009. Excluding gasoline sales and the effect of additional Easter sales in fiscal 2008, grocery segment sales increased 5.0% for the six months ended March 28, 2009 compared with the six months ended March 29, 2008. The number of customer transactions (excluding gasoline) increased 6.9%, while the average transaction size (excluding gasoline) was level over the comparable six month periods.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 28, 2009	March 29, 2008
Grocery	$685,536	$645,025
Non-foods	321,455	304,759
Perishables	377,156	351,919
Gasoline	153,414	193,293

Total grocery segment	$1,537,561	$1,494,996

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the six months ended March 28, 2009 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 29, 2008	$1,494,996
Comparable store sales increase (including gasoline)	24,022
Additional Easter sales for the six months ended March 29, 2008	(8,190)
Impact of stores opened in fiscal 2008 and 2009	31,994
Impact of stores closed in fiscal 2008 and 2009	(5,271)
Other	10

Total grocery sales for the six months ended March 28, 2009	$1,537,561

Net sales to outside parties for the Company’s milk processing subsidiary decreased $8.4 million or 13.0% for the six months ended March 2009 compared with the six months ended March 2008. The sales decrease is attributable to decreased raw milk costs offset by an increased case volume of products sold.

The Company expects sales growth for the remainder of fiscal 2009 to approximate the rate of growth experienced in the first six months of this fiscal year. Sales growth for the remainder of fiscal year 2009 will be influenced by market fluctuations in the per gallon price of gasoline, changes in commodity prices, and general economic conditions. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

Gross Profit. Gross profit for the six months ended March 28, 2009 increased $24.7 million, or 6.8%, to $389.9 million compared with $365.2 million, for the six months ended March 29, 2008. As a percent of sales, gross profit increased to 24.5% for the six months ended March 28, 2009 from 23.4% for the six months ended March 29, 2008.

Gross profit dollars increased due to the higher sales volume and a change in the mix of products sold in the grocery segment. Sales increases in grocery, non-foods and perishables offset decreased gasoline dollar sales. Gasoline dollar sales decreased due to substantial decreases in per-gallon market prices, while gallons sold and gross profit per gallon increased. Gasoline generally earns a lower gross margin than the Company’s other departments, and non-perishable departments such as grocery generally earn lower gross margins than perishable departments. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.7% for the six months ended March 28, 2009 compared with 27.0% for the same period of last fiscal year.

Gross profit for the Company’s milk processing subsidiary for the six months ended March 2009 increased $0.7 million, or 6.3%, to $11.2 million, or 13.1% of sales, compared to $10.5 million, or 10.8% of sales, for the six months ended March 2008. Lower raw milk prices, increased case volume sales and higher per-gallon milk profit margins contributed to the increase in gross profit dollars and margin.

Operating and Administrative Expenses. Operating and administrative expenses increased $33.2 million, or 10.9%, to $336.5 million for the six months ended March 28, 2009, from $303.3 million for the six months ended March 29, 2008. As a percentage of sales, operating and administrative expenses increased to 21.1% for the six-month period ended March 28, 2009 from 19.5% for the six-month period ended March 29, 2008. In general, the Company’s increased store development activities have resulted in higher personnel, depreciation and occupancy costs. Current unfavorable economic conditions have extended the time needed for new and redeveloped stores to reach targeted levels of sales and profitability.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$12.1	0.76%
Depreciation and amortization	$5.1	0.32%
Utilities and fuel	$3.6	0.23%
Warehouse expenses	$3.6	0.22%
Taxes and licenses	$2.6	0.16%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and the accelerated number of new and remodeled stores.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures.

Utilities and fuel expense increased due to increases in retail square footage.

Warehouse expenses increased due to increased deliveries from the Company’s warehouse to its stores and from additional labor costs needed to process increased volume of both incoming and outgoing product shipments.

Taxes and licenses increased due to increased property taxes in many of the Company’s markets and the development of new and remodeled stores.

Rental Income, Net. Rental income, net decreased $0.6 million to $1.5 million for the six-month period ended March 28, 2009 from $2.1 million in the March 2008 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease.

Gain (Loss) From Sale or Disposal of Assets. Gains from the sale or disposal of assets totaled $0.3 million for the six months ended March 28, 2009, compared with a loss on sale or disposal of assets totaling $0.6 million for the six months ended March 29, 2008. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $1.3 million for the six-month period ended March 28, 2009 compared with $1.5 million for the six-month period ended March 29, 2008. The decrease was due primarily to substantial decreases in the selling price for waste paper and packaging.

Interest Expense. Interest expense increased $3.0 million to $26.1 million for the six months ended March 28, 2009 from $23.1 million for the six months ended March 29, 2008. Fiscal 2009 interest expense was affected by new borrowings at lower interest rates, reflecting decreases in market interest rates and the addition of borrowing collateralized by certain store properties and equipment. Interest capitalized as construction costs were higher due to the greater number of new store, remodel and relocation projects undertaken by the Company in recent months.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.7% for the six-month period ended March 28, 2009 compared to 38.4% for the six-month period ended March 29, 2008. The effective tax rate decreased primarily as a result of lower state income taxes and increased tax credits.

Net Income. Net income totaled $18.9 million for the six-month period ended March 28, 2009 compared with $25.6 million for the six-month period ended March 29, 2008. Net income, as a percentage of sales, was 1.2% for the six months ended March 28, 2009 and 1.7% for the six months ended March 29, 2008. Basic and diluted earnings per share for Class A Common Stock were $0.80 and $0.77 for the six months ended March 28, 2009 compared to $1.10 and $1.05, respectively, for the six months ended March 29, 2008. Basic and diluted earnings per share for Class B Common Stock were each $0.73 for the six months ended March 28, 2009 compared to $1.00 of basic and diluted earnings per share for the six months ended March 29, 2008.

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

Substantial declines in credit availability beginning in 2008 have adversely impacted the Company’s current store development activities. In addition, the current recessionary climate has resulted in a longer time period for recent development projects to reach targeted profitability. As a result, the Company expects a lower level of capital expenditures for the remainder of fiscal year 2009.

Capital expenditures totaled $103.7 million for the six-month period ended March 28, 2009, including the completion of three new stores, two replacement stores, one remodeled store, and the construction of nine fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2009 and in fiscal 2008.

Ingles’ capital expenditure plans for all of fiscal 2009 include investments of approximately $150 million. A significant portion of capital expenditures for the first half of 2009 were for the completion of store development projects begun in the previous fiscal year. The timing and extent of current year development projects will be influenced by Company financial performance, overall economic conditions and the availability of financing. At the present time, for the remainder of fiscal year 2009 the Company intends to open four new, replacement or remodeled stores and add approximately four new fuel stations at either new or existing stores. These projects were started in the previous fiscal year. Expenditures will also include investments in stores expected to open in fiscal 2010 as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at March 28, 2009 totaled $12.9 million.

Liquidity

The Company generated net cash from operations of $49.6 million for the six months ended March 28, 2009 compared to $38.5 million for the comparable 2008 period. Most of the change is attributable to increased non-cash depreciation and a decrease in certain current assets.

Cash used by investing activities for the six-month period ended March 28, 2009 totaled $102.6 million, comprised primarily of $103.7 million of capital expenditures during the period, partially offset by $1.1 million of proceeds from the sale of assets.

Cash provided by financing activities during the six-month period ended March 28, 2009 totaled $53.4 million. During this period, proceeds from line of credit and new secured borrowings totaled $86.9 million. Cash used by financing activities during this period included principal payments on long-term debt of $25.8 million and dividend payments of $7.7 million.

At March 28, 2009, the Company had lines of credit with five banks totaling $185.0 million, of which $40.6 million was outstanding at March 28, 2009. The lines of credit mature between October 2009 and November 2010. The lines provide the Company with various interest rate options generally at rates less than the prime rate. The Company also has a facility with a bank to issue up to $30.0 million of unused letters of credit, of which $23.1 million of unused letters of credit were issued at March 28, 2009. This facility matures in October 2009. The company is currently negotiating renewals for its line of credit and letter of credit facilities. The Company is not required to maintain compensating balances in connection with these lines of credit. The lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documentation. The Company was in compliance with all financial covenants related to these lines of credit at March 28, 2009.

At March 28, 2009, the Company had $349.8 million principal amount of senior subordinated notes (the “Notes”) outstanding to mature in December 2011. The indenture governing the Notes contains certain restrictive covenants relating to, among other things, the issuance of indebtedness and the payment of dividends. The Notes are currently redeemable by the Company at a premium rate of 101.369%. Beginning December 1, 2009 the Notes can be redeemed at par. The Company was in compliance with all financial covenants related to the Notes at March 28, 2009.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 28, 2009, the Company had unencumbered real property and equipment with a net book value of approximately $595 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. Reference is made to Note J (Subsequent Events) to the Company’s Consolidated Financial Statements included elsewhere in this Quarterly Report for a description of the Company’s intended offering of $500 million aggregate principal amount of its senior unsecured notes due 2017 in a transaction exempt from the registration requirements of the Securities Act of 1933, and its pending tender offer and consent solicitation for the Notes. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors, and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay additional dividends to approximately $189.4 million based on tangible net worth at March 28, 2009. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Company’s senior subordinated debt. In addition, the terms of the indenture may restrict the ability of the Company to pay additional dividends based on certain financial parameters.

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

	Three Months Ended		Twelve Months Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
All items	2.2%	3.1%	(0.4)%	4.0%
Food and beverages	(0.7)%	5.1%	4.3%	4.4%
Energy	7.9%	8.6%	(23.0)%	17.0%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2009, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2008. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of March 28, 2009.

(b) Changes in Internal Control over Financial Reporting

The Company has begun testing of internal controls over financial reporting performing tests for fiscal year 2009. During the quarter ended December 27, 2008 the Company implemented new computer software to manage purchasing, distribution and disbursement activities. The scope and timing of testing of internal controls has been evaluated to accommodate changes as a result of the software implementation and testing of new or modified internal controls has commenced.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. Other Information

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 10, 2009. At this meeting, the Company’s stockholders voted on the following proposals:

1.	Elect nine members of the Board of Directors by holders of Class A Common Stock and Class B Common Stock to serve until the 2009 Annual Meeting of Stockholders:

Name	Common Stock	Votes For	Votes Withheld
Fred D. Ayers	Class A	11,709,604	312,178
John O. Pollard	Class A	11,475,847	545,935
Ronald B. Freeman	Class B	10,605,466	0
Charles L. Gaither, Jr.	Class B	10,605,466	0
Robert P. Ingle	Class B	10,605,466	0
Robert P. Ingle, II	Class B	10,605,466	0
James W. Lanning	Class B	10,605,466	0
Charles E. Russell	Class B	10,605,466	0
Laura Ingle Sharp	Class B	10,605,466	0

2.	Consider and vote on a stockholder proposal for the Board of Directors to amend the Company’s Bylaws to require shareholder approval of future “Golden Parachutes” or severance agreements with senior executives that provide benefits in an amount exceeding 2.99 times the sum of the executives’ base salary plus bonus:

Class A & B *
For	10,215,808
Against	105,692,240
Abstain	36,752
Broker non-votes	13,810,320

*	Holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share.

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 31.1 Rule 13a-14(a) Certificate

2)	Exhibit 31.2 Rule 13a-14(a) Certificate

3)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

4)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: April 30, 2009	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: April 30, 2009	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer