Form 10-Q
period 2009-06-27
INGLES MARKETS INC
filed 2009-07-31
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

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

As of July 27, 2009, the Registrant had 12,858,608 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,653,651 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27, 2009	September 27, 2008
ASSETS

Current Assets:
Cash and Cash Equivalents	$56,048,602	$4,178,897
Notes and Accounts Receivable, net	50,248,390	47,272,285
Inventories	280,535,794	258,676,790
Other Current Assets	19,771,109	24,635,404

Total Current Assets	406,603,895	334,763,376
Property and Equipment – net	1,078,934,474	1,030,023,241
Other Assets	21,254,502	10,217,540

Total Assets	$1,506,792,871	$1,375,004,157

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$34,466,844	$36,155,472
Accounts payable- trade	125,190,674	145,237,791
Accrued expenses and current portion of other long-term liabilities	62,888,929	71,879,501

Total Current Liabilities	222,546,447	253,272,764
Deferred Income Taxes	60,025,000	50,523,000
Long-Term Debt	821,256,818	681,000,630
Other Long-Term Liabilities	6,122,406	5,393,318

Total Liabilities	1,109,950,671	990,189,712

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,858,608 shares issued and outstanding June 27, 2009; 12,818,608 shares issued and outstanding September 27, 2008	642,930	640,930
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,653,651 shares issued and outstanding June 27, 2009; 11,693,651 shares issued and outstanding September 27, 2008	582,683	584,683
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	277,432,455	265,404,700

Total Stockholders’ Equity	396,842,200	384,814,445

Total Liabilities and Stockholders’ Equity	$1,506,792,871	$1,375,004,157

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 27, 2009	June 28, 2008
Net sales	$826,765,973	$835,346,746
Cost of goods sold	623,406,595	644,283,567

Gross profit	203,359,378	191,063,179
Operating and administrative expenses	169,743,788	158,068,889
Rental income, net	325,715	673,392
Loss from sale or disposal of assets	(98,814)	(110,766)

Income from operations	33,842,491	33,556,916
Other income, net	416,387	842,642
Interest expense	16,434,384	11,625,811
Loss on early extinguishment of debt	10,240,667	—

Income before income taxes	7,583,827	22,773,747

Income tax expense (benefit):
Current	(3,120,000)	8,153,000
Deferred	5,967,000	(1,353,000)

	2,847,000	6,800,000

Net income	$4,736,827	$15,973,747

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.20	$0.68

Diluted earnings per common share	$0.19	$0.65

Class B Common Stock
Basic earnings per common share	$0.18	$0.62

Diluted earnings per common share	$0.18	$0.62

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Net sales	$2,420,805,779	$2,395,255,423
Cost of goods sold	1,827,575,619	1,839,039,374

Gross profit	593,230,160	556,216,049
Operating and administrative expenses	506,253,204	461,418,350
Rental income, net	1,871,660	2,786,069
Gain (loss) from sale or disposal of assets	179,739	(669,981)

Income from operations	89,028,355	96,913,787
Other income, net	1,668,806	2,345,027
Interest expense	42,530,846	34,765,340
Loss on early extinguishment of debt	10,240,667	—

Income before income taxes	37,925,648	64,493,474

Income tax expense (benefit):
Current	4,333,000	22,958,000
Deferred	9,956,000	(126,000)

	14,289,000	22,832,000

Net income	$23,636,648	$41,661,474

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.01	$1.78

Diluted earnings per common share	$0.95	$1.70

Class B Common Stock
Basic earnings per common share	$0.92	$1.62

Diluted earnings per common share	$0.92	$1.62

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 27, 2009 AND JUNE 28, 2008

	Class A Common Stock		Class B Common Stock		Paid-in Capital in Excess of Par	Retained
	Shares	Amount	Shares	Amount	Value	Earnings	Total
Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	41,661,474	41,661,474
Cash dividends	—	—	—	—	—	(11,588,524)	(11,588,524)
Common stock conversions	148,475	7,424	(148,475)	(7,424)	—	—	—

Balance, June 28, 2008	12,504,258	$625,213	12,008,001	$600,400	$118,184,132	$258,807,181	$378,216,926

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	23,636,648	23,636,648
Cash dividends	—	—	—	—	—	(11,608,893)	(11,608,893)
Common stock conversions	40,000	2,000	(40,000)	(2,000)	—	—	—

Balance, June 27, 2009	12,858,608	$642,930	11,653,651	$582,683	$118,184,132	$277,432,455	$396,842,200

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 27, 2009	June 28, 2008
Cash Flows from Operating Activities:
Net income	$23,636,648	$41,661,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,974,477	50,862,830
Loss on extinguishment of debt	10,240,667	—
(Gain) Loss on disposals of property and equipment	(179,739)	669,981
Receipt of advance payments on purchases contracts	2,252,413	1,775,000
Recognition of advance payments on purchases contracts	(3,249,405)	(2,901,725)
Deferred income taxes	9,956,000	(126,000)
Changes in operating assets and liabilities:
Receivables	(2,976,105)	(11,294,469)
Inventory	(21,859,004)	(18,993,642)
Other assets	(11,650,181)	423,685
Accounts payable and accrued expenses	(7,131,073)	8,935,856

Net Cash Provided by Operating Activities	58,014,698	71,012,990

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,122,119	494,043
Capital expenditures	(127,400,360)	(183,441,906)

Net Cash Used by Investing Activities	(126,278,241)	(182,947,863)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	528,069,000	569,349,502
Payments on short-term borrowings	(555,824,000)	(589,928,502)
Proceeds from issuance of bonds	555,151,000	—
Bond issuance costs	(11,787,356)	—
Proceeds from other long-term debt	74,070,924	153,015,366
Principal payments on long-term debt	(451,112,009)	(9,089,788)
Prepayment penalties on debt extinguishment	(6,825,418)	—
Dividends paid	(11,608,893)	(11,588,524)

Net Cash Provided by Financing Activities	120,133,248	111,758,054

Net (Decrease) Increase in Cash	51,869,705	(176,819)
Cash at beginning of year	4,178,897	4,373,177

Cash at End of Year	$56,048,602	$4,196,358

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 27, 2009 and June 28, 2008

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”) as of June 27, 2009, the results of operations for the three-month and nine-month periods ended June 27, 2009 and June 28, 2008, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 27, 2009 and June 28, 2008. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2008 filed by the Company under the Securities Exchange Act of 1934 on December 1, 2008.

The results of operations for the three-month and nine-month periods ended June 27, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three-month and nine-month periods ended June 27, 2009 have been reclassified to conform to the current year presentation in the accompanying financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for the Company as of the year ending September 26, 2009. The adoption of SFAS No. 157 did not have a significant impact on the Company’s condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which requires companies to provide additional information regarding the effect of a company’s choice to use fair value on its earnings and to display the fair value of those assets and liabilities which the company has chosen to use on the face of the balance sheet. SFAS No. 159 is effective for the Company for the year ending September 26, 2009. The adoption of SFAS No. 159 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted SFAS No. 165 for the quarter ending June 27, 2009. Adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued Staff Position: FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), which is effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 107-1 and APB 28-1 requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. The adoption of this FASB Staff Positions did not have a material impact on the Company’s condensed consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $888,000 and $752,000 at June 27, 2009 and September 27, 2008, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 27, 2009, the Company had approximately $142,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of June 27, 2009, the Company had gross unrecognized tax benefits of approximately $334,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 27, 2009	September 27, 2008
Property, payroll, and other taxes payable	$13,245,974	$13,752,520
Salaries, wages and bonuses payable	21,011,694	23,026,857
Self-insurance liabilities	11,064,612	11,428,631
Interest	7,799,651	11,883,580
Other	9,766,998	11,787,913

	$62,888,929	$71,879,501

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $5.8 million and $6.5 million for each of the three-month periods ended June 27, 2009 and June 28, 2008, respectively. For the nine-month periods ended June 27, 2009 and June 28, 2008, employee insurance expense, net of employee contributions, totaled $18.5 million and $19.1 million, respectively.

F. LONG-TERM DEBT

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million of indebtedness outstanding under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures.

The Company may redeem all or a portion of the Notes at any time on or after May 15, 2013 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning May 15 of the years indicated below:

Year
2013	104.438%
2014	102.219%
2015 and thereafter	100.000%

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $190.0 million of total commitments under lines of credit.

The lines provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.2 million of unused letters of credit were issued at June 27, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 27, 2009.

For a further description of the other material terms of the Notes and the new $175.0 million line of credit, reference is made to the Company’s Current Report on Form 8-K dated May 12, 2009, as filed with the Securities and Exchange Commission on May 15, 2009.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of June 27, 2009, the Company was in compliance with these covenants.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 23, 2009, January 22, 2009 and October 23, 2008 to stockholders of record on April 9, 2009, January 8, 2009 and October 9, 2008, respectively.

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

	Three Months Ended June 27, 2009		Nine Months Ended June 27, 2009
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$2,596,736	$2,140,091	$12,936,804	$10,699,844
Conversion of Class B to Class A shares	2,140,091	—	10,699,844	—

Net income allocated, diluted	$4,736,827	$2,140,091	$23,636,648	$10,699,844

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,858,608	11,653,651	12,837,509	11,674,750
Conversion of Class B to Class A shares	11,653,651	—	11,674,750	—

Weighted average shares outstanding, diluted	24,512,259	11,653,651	24,512,259	11,674,750

Earnings per share
Basic	$0.20	$0.18	$1.01	$0.92

Diluted	$0.19	$0.18	$0.95	$0.92

The per share amounts for the third quarter of fiscal 2008 and the nine months ended June 28, 2008 are based on the following amounts:

	Three Months Ended June 28, 2008		Nine Months Ended June 28, 2008
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,508,632	$7,465,115	$22,090,998	$19,570,476
Conversion of Class B to Class A shares	7,465,115	—	19,570,476	—

Net income allocated, diluted	$15,973,747	$7,465,115	$41,661,474	$19,570,476

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,480,084	12,032,177	12,419,987	12,092,274
Conversion of Class B to Class A shares	12,032,177	—	12,092,274	—

Weighted average shares outstanding, diluted	24,512,261	12,032,177	24,512,261	12,092,274

Earnings per share
Basic	$0.68	$0.62	$1.78	$1.62

Diluted	$0.65	$0.62	$1.70	$1.62

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Revenues from unaffiliated customers:
Grocery sales	$801,372	$803,081	$2,338,933	$2,298,077
Shopping center rentals	2,459	2,722	8,114	8,730
Fluid dairy	25,393	32,266	81,872	97,179

Total revenues from unaffiliated customers	$829,224	$838,069	$2,428,919	$2,403,986

Income from operations:
Grocery sales	$30,120	$30,067	$77,176	$85,682
Shopping center rentals	326	673	1,872	2,786
Fluid dairy	3,396	2,817	9,980	8,446

Total income from operations	$33,842	$33,557	$89,028	$96,914

	June 27,2009	September 27,2008
Assets:
Grocery sales	$1,356,028	$1,221,769
Shopping center rentals	124,540	125,473
Fluid dairy	28,207	30,226
Elimination of intercompany receivable	(1,982)	(2,464)

Total assets	$1,506,793	$1,375,004

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Grocery	$336,332	$319,488	$1,021,869	$964,513
Non-foods	171,952	158,326	493,407	463,085
Perishables	197,215	185,508	574,371	537,427
Gasoline	95,873	139,759	249,286	333,052

Total grocery segment	$801,372	$803,081	$2,338,933	$2,298,077

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. The other revenues comprise the net sales reported.

For the three-month periods ended June 27, 2009 and June 28, 2008, respectively, the fluid dairy segment had $12.7 million and $14.9 million in sales to the grocery sales segment. The fluid dairy segment had $41.7 million and $46.9 million in sales to the grocery sales segment for the nine-month periods ended June 27, 2009 and June 28, 2008, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At June 27, 2009 and September 27, 2008, the fair value of the Company’s debt was estimated at $865.4 million and $709.6 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at June 27, 2009 by $9.7 million and less than the carrying value of debt at September 27, 2008 by $7.5 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through July 31, 2009, the day the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (74), North Carolina (68), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. During fiscal 2000, the Company began adding fuel centers and pharmacies at select store locations. As of June 27, 2009, the Company operated 69 in-store pharmacies and 65 fuel centers.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $26.0 million and $24.1 million for the fiscal quarters ended June 27, 2009 and June 28, 2008, respectively. For the nine-month periods ended June 27, 2009 and June 28, 2008, vendor allowances applied as a reduction of merchandise costs totaled $75.1 million and $74.6 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.7 million and $3.4 million for the fiscal quarters ended June 27, 2009 and June 28, 2008, respectively. For the nine-month periods ended June 27, 2009 and June 28, 2008, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.2 million and $10.1 million, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of its product advertising, which could increase or decrease its expenditures.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 27, 2009 and June 28, 2008. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 27, 2009 and June 28, 2008, comparable store sales include 195 and 194 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.6%	22.9%	24.5%	23.2%
Operating and administrative expenses	20.5%	18.9%	20.9%	19.3%
Rental income, net	—%	0.1%	0.1%	0.1%
Income from operations	4.1%	4.1%	3.7%	4.1%
Other income, net	—%	0.1%	0.1%	0.1%
Interest expense	2.0%	1.4%	1.8%	1.5%
Loss on early extinguishment of debt	1.2%	—%	0.4%	—%
Income taxes	0.3%	0.8%	0.6%	1.0%
Net income	0.6%	1.9%	1.0%	1.7%

Three Months Ended June 27, 2009 Compared to the Three Months Ended June 28, 2008

Net income for the third quarter of fiscal 2009 totaled $4.7 million, compared with net income of $16.0 million earned for the third quarter of fiscal 2008. During the third quarter of fiscal 2009, the Company issued $575 million aggregate principal amount of senior notes in a private placement and used a portion of the proceeds to repay existing debt that carried call premiums or prepayment penalties. As a result, the Company incurred debt extinguishment expenses totaling $10.2 million during the third quarter of 2009. Excluding this amount and higher interest expense from increased total debt, income from operations as a percentage of sales was 4.1% and 4.0% for the third quarters of fiscal year 2009 and 2008, respectively.

Net Sales. Net sales decreased 1.0% to $826.8 million for the three months ended June 27, 2009 from $835.3 million for the three months ended June 28, 2008. Excluding gasoline, net sales increased 5.1%. The average retail price of gasoline was approximately $1.50 per gallon lower comparing the third quarter of fiscal 2009 with the previous year. Ingles operated 201 stores at June 27, 2009, compared to 197 stores at June 28, 2008. Retail square footage was approximately 10.7 million at June 27, 2009 and approximately 10.1 million at June 28, 2008.

Sales comparisons are also affected by the timing of the Easter holiday. In fiscal 2008, Easter fell in the Company’s second fiscal quarter, but occurred in the Company’s third quarter of fiscal year 2009. Excluding gasoline sales and the effect of Easter sales, grocery segment comparable store sales increased 1.9% for the three months ended June 27, 2009 compared with the three months ended June 28, 2008.

Comparable store sales growth excluding gasoline is slightly lower than the Company’s recent experience, reflecting the current economic recession and its effect on consumer spending. The number of customer transactions (excluding gasoline) increased 7.8%, while the average transaction size (excluding gasoline) decreased by approximately 1.3%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended June 27, 2009	Three Months Ended June 28, 2008
Grocery	$336,332	$319,488
Non-foods	171,952	158,326
Perishables	197,215	185,508
Gasoline	95,873	139,759

Total grocery segment	$801,372	$803,081

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 27, 2009 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 28, 2008	$803,081
Comparable store sales decrease (including gasoline)	(30,860)
Additional Easter sales for the three months ended June 27, 2009	7,546
Impact of stores opened in fiscal 2008 and 2009	23,042
Impact of stores closed in fiscal 2008 and 2009	(1,424)
Other	(13)

Total grocery sales for the three months ended June 27, 2009	$801,372

Net sales to outside parties for the Company’s milk processing subsidiary decreased $6.9 million or 21.3% in the June 2009 quarter compared to the June 2008 quarter. The sales decrease is attributable to a 33.5% decrease in raw milk costs, which are generally passed on to customers in the pricing of milk products, offset by an increase in the volume of gallons sold.

Gross Profit. Gross profit for the three-month period ended June 27, 2009 increased $12.3 million or 6.4% to $203.4 million, or 24.6% of sales, compared to $191.1 million, or 22.9% of sales, for the three-month period ended June 28, 2008.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales was affected by the influence of gasoline prices and margins. Gasoline prices were significantly lower during the June 2009 quarter compared with the June 2008 quarter. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 27.6% for the three months ended June 27, 2009 compared to 27.7% for the same quarter of last fiscal year. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the June 2009 quarter increased $0.5 million or 10.3% to $5.6 million, or 14.8% of sales, compared to $5.1 million, or 10.9% of sales for the June 2008 quarter. Raw milk prices were significantly lower during the June 2009 quarter, which increased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the lower sales price. Case volume sales increased, providing additional gross profit dollars.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $11.6 million or 7.4% to $169.7 million for the three months ended June 27, 2009, from $158.1 million for the three months ended June 28, 2008. As a percentage of sales, operating and administrative expenses were 20.5% for the three months ended June 27, 2009 compared to 18.9% for the three months ended June 28, 2008. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.1% of sales for the third fiscal 2009 quarter compared to 22.6% for the third fiscal quarter of 2008. In general, the Company’s increased store development activities have resulted in higher personnel, depreciation and occupancy costs. Current unfavorable economic conditions have extended the time needed for new and redeveloped stores to reach targeted levels of sales and profitability.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$5.6	0.67%
Depreciation and amortization	$2.8	0.34%
Utilities and fuel	$1.3	0.16%
Taxes and licenses	$1.2	0.14%
Warehouse expense	$1.1	0.13%

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

Rental Income, Net. Rental income, net totaled $0.3 million for the June 2009 compared with $0.7 million for the June 2008 quarter. The Company’s expansion and relocation activities have resulted in less tenant space available for lease. In addition, current economic conditions have reduced occupancy rates and rent collections.

Other Income, Net. Other income, net totaled $0.4 million and $0.8 million for the three-month periods ended June 27, 2009 and June 28, 2008, respectively. The decrease consists primarily of lower unit sales prices for waste paper and packaging.

Interest Expense. Interest expense increased $4.8 million for the three-month period ended June 27, 2009 to $16.4 million from $11.6 million for the three-month period ended June 28, 2008. Total debt at June 2009 was $855.7 million compared to $666.6 million at June 2008. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”). Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million of indebtedness outstanding under the Company’s committed lines of credit, and pay off $77.7 million of secured indebtedness.

Loss on early extinguishment of debt. In conjunction with the payoff of the Company’s $349.8 million of senior subordinated debt and $77.7 million of secured indebtedness, the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.5% in the June 2009 quarter compared to 29.9% in the June 2008 quarter. The filing of the Company’s fiscal year 2008 income tax return resulted in adjustments to provisions for state taxes and for deferred income taxes that were recorded in the current fiscal quarter.

Net Income. Net income totaled $4.7 million, 0.6% of sales, for the three-month period ended June 27, 2009. Basic and diluted earnings per share for Class A Common Stock were $0.20 and $0.19, respectively, for the June 2009 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.18 for the June 2009 quarter. Net income totaled $16.0 million, 1.9% of sales, for the three-month period ended June 28, 2008. Basic and diluted earnings per share for Class A Common Stock were $0.68 and $0.65, respectively, for the June 2008 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.62 for the June 2008 quarter.

Nine Months Ended June 27, 2009 Compared to the Nine Months Ended June 28, 2008

Net income for the first nine months of fiscal 2009 totaled $23.6 million, compared with net income of $41.7 million earned for the first nine months of fiscal 2008. During the third quarter of fiscal 2009, the Company issued $575 million principal amount of senior notes and used a portion of the proceeds to repay existing debt that carried call premiums or prepayment penalties. As a result, the

Company incurred debt extinguishment expenses totaling $10.2 million during the third quarter of 2009. Higher income taxes as a percentage of pre-tax income and higher expenses resulting from the Company’s recent higher level of store development activities also contributed to decreased net income during the first nine months of fiscal year 2009.

Net Sales. Net sales for the nine months ended June 27, 2009 increased 1.1% to $2.42 billion, compared to $2.40 billion for the nine months ended June 28, 2008. Excluding gasoline, net sales increased 5.3%. The average retail price of gasoline was approximately $1.18 per gallon lower comparing the nine months of fiscal 2009 with the previous year. Excluding gasoline, sales improved in each product category. The Company believes current economic conditions sales result in a greater amount of in-home dining by customers, including substitution of the Company’s ready to eat products instead of restaurant dining.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew $76.9 million, or 3.9%. The number of customer transactions (excluding gasoline) increased 7.2%, while the average transaction size (excluding gasoline) decreased by approximately 18 cents. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended June 27, 2009	Nine Months Ended June 28, 2008
Grocery	$1,021,869	$964,513
Non-foods	493,407	463,085
Perishables	574,371	537,427
Gasoline	249,286	333,052

Total grocery segment	$2,338,933	$2,298,077

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 27, 2009 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 28, 2008	$2,298,077
Comparable store sales decrease (including gasoline)	(7,482)
Impact of stores opened in fiscal 2008 and 2009	55,037
Impact of stores closed in fiscal 2008 and 2009	(6,695)
Other	(4)

Total grocery sales for the nine months ended June 27, 2009	$2,338,933

Net sales to outside parties for the Company’s milk processing subsidiary decreased $20.5 million or 14.2% in the June 2009 nine-month period compared to the June 2008 nine-month period. The sales decrease is primarily attributable to decreased raw milk costs in the nine-month period ended June 27, 2009 compared to the nine-month period ended June 28, 2008. Raw milk cost decreases are typically passed on to customers in the pricing of milk products. The volume of gallons sold increased over the comparable nine-month periods.

The Company expects sales growth for the remainder of fiscal 2009 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2009 will be influenced to some extent by market fluctuations in the per gallon price of gasoline and milk, changes in commodity prices and general economic conditions. The Company also expects that the maturation of new and expanded stores will also contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 27, 2009 increased $37.0 million or 6.7% to $593.2 million compared to $556.2 million, for the nine months ended June 28, 2008. As a percentage of sales, gross profit totaled 24.5% for the nine months ended June 27, 2009 and 23.2% for the nine months ended June 28, 2008.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 27.0% for the June 2009 nine month period compared with 27.2% for the comparable fiscal 2008 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the June 2009 nine-month period increased $1.2 million or 7.6% to $16.8 million, or 13.6% of sales, compared to $15.6 million, or 10.9% of sales for the June 2008 nine-month period. Raw milk prices were significantly lower during the first nine months of fiscal 2009, which increased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the lower sales price. Case volume sales increased, providing additional gross profit dollars.

Operating and Administrative Expenses. Operating and administrative expenses increased $44.8 million or 9.7% to $506.3 million for the nine months ended June 27, 2009, from $461.4 million for the nine months ended June 28, 2008. As a percentage of sales, operating and administrative expenses were 20.9% for the June 2009 nine-month period compared with 19.3% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.2% of sales for the nine-month fiscal 2009 period compared to 22.3% for the same period of fiscal 2008. In general, the Company’s increased store development activities have resulted in higher personnel, depreciation and occupancy costs. Current unfavorable economic conditions have extended the time needed for new and redeveloped stores to reach targeted levels of sales and profitability.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$17.7	0.73%
Depreciation and amortization	$7.9	0.33%
Utilities and fuel	$5.0	0.21%
Warehouse expense	$4.7	0.19%
Taxes and licenses	$3.8	0.16%

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

Rental Income, Net. Rental income, net decreased $0.9 million to $1.9 million in the June 2009 nine-month period from $2.8 million in the June 2008 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease. In addition, current economic conditions have reduced occupancy rates and rent collections.

Gain (Loss) From Sale or Disposal of Assets. Gains from the sale or disposal of assets totaled $0.2 million for the nine months ended June 27, 2009 compared with a loss of $0.7 million for the comparable June 2008 period. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $1.7 million and $2.3 million for the nine-month periods ended June 27, 2009, and June 28, 2008, respectively. Other income consists primarily of sales of waste paper and packaging. Unit sales prices for these items have been generally lower during fiscal 2009.

Interest Expense. Interest expense increased $7.7 million to $42.5 million for the nine months ended June 27, 2009 from $34.8 million for the nine months ended June 28, 2008. The increase is primarily attributable to an increase in total debt.

Loss on Early Extinguishment of Debt. In conjunction with the payoff of the Company’s $349.8 million aggregate principal amount of senior subordinated debt and $77.7 million of secured indebtedness, the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.7% in the June 2009 nine-month period compared to 35.4% in the June 2008 nine-month period due to a higher provision for deferred taxes.

Net Income. Net income totaled $23.6 million, 1.0% of sales, for the nine-month period ended June 27, 2009. Basic and diluted earnings per share for Class A Common Stock were $1.01 and $0.95, respectively, for the June 2009 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $0.92 for the June 2009 nine-month period. Net income totaled $41.7 million, 1.7% of sales, for the nine-month period ended June 28, 2008. Basic and diluted earnings per share for Class A Common Stock were $1.78 and $1.70, respectively, for the June 2008 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.62 for the June 2008 nine-month period.

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

Capital expenditures totaled $127.4 million for the nine-month period ended June 27, 2009, including the completion of four new stores, two remodeled stores, four replacement stores, and the construction of nine fuel centers. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2010.

Ingles’ capital expenditure plans for all of fiscal 2009 include investments of approximately $150.0 million. The Company does not expect to complete any significant development projects during the fourth quarter of fiscal year 2009. Further expenditures include investments in stores expected to open in fiscal 2010 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will remain in the range of approximately $125 to $175 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by Company financial performance, overall economic conditions and the availability of financing. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at June 27, 2009 totaled $17.9 million.

Liquidity

The Company generated net cash from operations of $58.0 million in the June 2009 nine-month period compared to $71.0 million for the comparable 2008 period. Lower net income, including $10.2 million of losses on the extinguishment of debt resulted in an overall decrease in net cash from operations over the comparative nine month 2009 and 2008 periods.

Cash used by investing activities for the June 2009 nine-month period totaled $126.3 million comprised primarily of $127.4 million of capital expenditures during the period, partially offset by $1.1 million of proceeds from the sale of assets. This compares with capital expenditures totaling $183.4 million and proceeds from the sale of assets totaling $0.5 million during the nine months ended June 28, 2008.

Cash provided by financing activities during the nine-month period ended June 27, 2009 totaled $120.1 million. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million outstanding indebtedness under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures. As a result of these transactions, the Company has extended the average maturity of its total debt outstanding. The Company believes that availability of suitable financing may be sporadic in the future, as it has been for the past twelve to eighteen months, and opportunistically accessed the capital markets.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $190.0 million of total commitments under lines of credit.

The lines provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.2 million of unused letters of credit were issued at June 27, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 27, 2009.

For a further description of the other material terms of the Notes and the new $175.0 million line of credit, reference is made to the Company’s Current Report on Form 8-K dated May 12, 2009, as filed with the Securities and Exchange Commission on May 15, 2009.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of June 27, 2009, the Company was in compliance with these covenants.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 27, 2009, the Company had unencumbered real property and equipment with a net book value of approximately $703.5 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, and changing demographics, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends generally and in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended		Twelve Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
All items	3.3%	7.9%	(1.4)%	5.0%
Food and beverages	(1.3)%	8.1%	2.2%	5.2%
Energy	22.1%	53.6%	(25.5)%	24.7%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; general concerns about food safety; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties, including those contained in the Company’s Annual Report on Form 10-K for the year ended September 27,2008, as updated or supplemented by subsequent quarterly reports on Form 10-Q and current reports of Form 8-K filed with the Securities and Exchange Commission.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2009, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2008. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 27, 2009.

(b) Changes in Internal Control over Financial Reporting

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 10.1 Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Securities and Exchange Commission (“SEC”) on May 15, 2009 and incorporated herein by this reference).

2)	Exhibit 10.2 Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the SEC on May 15, 2009 and incorporated herein by this reference).

3)	Exhibit 10.3 Credit Agreement, dated as of May 12, 2009, among the Company and the lenders party thereto, , Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the SEC on May 15, 2009 and incorporated herein by this reference).

4)	Exhibit 31.1 Rule 13a-14(a) Certificate

5)	Exhibit 31.2 Rule 13a-14(a) Certificate

6)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

7)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: July 31, 2009	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: July 31, 2009	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer