Form 10-K
period 2009-09-26
INGLES MARKETS INC
filed 2009-12-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐    NOT APPLICABLE   ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒.

As of March 28, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 28, 2009, was approximately $199.9 million. As of November 30, 2009, the registrant had 12,888,608 shares of Class A Common Stock outstanding and 11,623,651 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 26, 2009

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

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Annual Report or contemplated or implied by statements in this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date hereof. The Company does not undertake and specifically declines any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

Item 1.	BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 200 supermarkets in Georgia (73), North Carolina (68), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers. The Company remodels, expands and relocates stores in these communities and builds stores in new locations to retain and grow its customer base with an enhanced “one stop” product offering while retaining a high level of customer service and convenience. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items to provide a “one-stop” shopping experience.

The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $605 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 280 miles of its 919,000 square foot warehouse and distribution facilities, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 50% of the goods the Company sells and the remaining 50% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 86% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 66% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 72 shopping centers, of which 56 contain an Ingles supermarket, and owns 92 additional properties that contain a free-standing Ingles store. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 12 undeveloped sites suitable for a free-standing store. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 26, 2009, Mr. Ingle owned beneficially approximately 86% of the combined voting power and 47% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case excluding stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q,current reports on Form 8-K and amendments and supplements to these reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	2009		2008		2007
Revenues from unaffiliated customers:
Grocery sales	$3,143.6	96.4%	$3,107.3	95.6%	$2,729.0	95.3%
Shopping center rentals	10.5	0.3%	11.3	0.4%	12.3	0.4%
Fluid dairy	107.3	3.3%	130.8	4.0%	122.6	4.3%

	$3,261.4	100.0%	$3,249.4	100.0%	$2,863.9	100.0%

Income from operations:
Grocery sales	$98.2	86.7%	$109.1	88.4%	$115.8	86.7%
Shopping center rentals	2.4	2.2%	3.4	2.7%	4.4	3.3%
Fluid dairy	12.6	11.1%	11.0	8.9%	13.3	10.0%

	113.2	100.0%	123.5	100.0%	133.5	100.0%

Other income, net	2.3		3.1		3.0
Interest expense	59.1		46.9		46.7
Loss on early extinguishment of debt	10.2		—		—

Income before income taxes	$46.2		$79.7		$89.8

Sales by product category for fiscal years 2009, 2008 and 2007, respectively, are as follows:

	Fiscal Year Ended September
	2009	2008	2007
Grocery	$1,358,030,265	$1,295,946,749	$1,182,907,566
Non-foods	664,376,193	624,957,153	589,204,228
Perishables	768,604,794	727,072,477	670,206,118
Gasoline	352,621,331	459,287,398	286,665,352

Total grocery segment	$3,143,632,583	$3,107,263,777	$2,728,983,264

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 26, 2009, the Company operated 193 supermarkets under the name “Ingles,” and 7 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2009	2008	2007	2009	2008	2007
North Carolina	68	66	65	38%	38%	38%
South Carolina	36	36	36	19%	20%	19%
Georgia	73	72	73	34%	33%	34%
Tennessee	20	20	20	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—

	200	197	197	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. At September 26, 2009, the Company operated 69 pharmacies and 66 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2009	2008	2007	2006	2005
Weighted Average Sales Per Store (000’s) (1)	$15,744	$15,806	$13,870	$12,701	$11,040
Total Square Feet at End of Year (000’s)	10,686	10,196	9,728	9,585	9,468
Average Total Square Feet per Store	53,432	51,756	49,382	48,657	48,058
Average Square Feet of Selling Space per Store (2)	37,403	36,229	34,567	34,060	33,641
Weighted Average Sales per Square Foot of Selling Space (1) (2)	425	448	405	375	331

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and includes gasoline sales.
(2)	Selling space is estimated to be 70% of total interior store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a comprehensive and satisfying shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant. Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery and meat departments to provide customers with easy meal alternatives that they can eat at home. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, Italian foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers a salad bar, an expanded offering of cheeses, olives, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

The Company operates fuel stations at 66 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.

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

Purchasing and Distribution

The Company supplies approximately 50% of its supermarkets’ inventory requirements from its modern 919,000 square foot warehouse and distribution facilities, from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future. The Company owns 46 acres of land adjacent to its distribution facilities for possible future expansion.

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

Approximately 10% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $271 million in fiscal 2009, $258 million in fiscal 2008 and $241 million in fiscal 2007. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $36 million in fiscal 2009, $44 million in fiscal 2008 and $40 million in fiscal 2007. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 26, 2009, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 40% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 106 tractors and 439 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores of continuously updated designs, and (ii) the replacement or complete remodeling and expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings.

The Company is focused primarily on developing owned stores. Management believes that owning stores provides the Company with flexible, lower all-in occupancy costs. The construction of new stores by independent contractors is closely monitored and controlled by the Company.

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

	2009	2008	2007	2006	2005
Number of Stores:
Opened (1)	4	2	2	1	4
Closed (1)	1	2	2	1	3
Major remodels and replacements	6	10	5	3	2
Stores open at end of period	200	197	197	197	197
Size of Stores:
Less than 30,000 sq. ft.	13	14	16	16	15
30,000 up to 41,999 sq. ft.	41	42	46	48	52
42,000 up to 51,999 sq. ft.	27	28	31	31	31
At least 52,000 sq. ft.	119	113	104	102	99
Average store size (sq. ft.)	53,432	51,756	49,382	48,657	48,058

(1)	Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Delhaize America, Inc.), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers such as specialty grocers, drug and convenience stores, national general merchandisers and discount retailers, membership clubs, warehouse stores and super centers. Restaurants are another significant competitor for food dollars.

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

Employees and Labor Relations

At September 26, 2009, the Company had approximately 18,600 non-union employees, of which 91% were supermarket personnel. Approximately 57% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” —December 9, 2015; “Laura Lynn” —March 13, 2014; and “The Ingles Advantage” —August 30, 2015. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the then expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has four pending applications for additional trademarks or service marks.

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

The level of sales and profit margins in the Company’s existing stores may not be duplicated in the Company’s new stores, depending on factors such as prevailing competition, development cost, and the Company’s market position in the surrounding community. These factors could have an adverse effect on the Company’s business, financial condition and/or results of operations.

The Company’s warehouse and distribution center and milk processing and packaging plant, as well as all of the Company’s stores, are concentrated in the Southeastern United States, which makes it vulnerable to economic downturns, natural disasters and other adverse conditions or other catastrophic events in this region.

The Company operates in the Southeastern United States, and its performance is therefore heavily influenced by economic developments in the Southeast region. The Company’s headquarters, warehouse and distribution center and milk processing and packaging plant are located in North Carolina and all of the Company’s stores are located in the Southeast region. As a result, the Company’s business may be more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions, demographics and population.

The Company has, and expects to continue to have, a significant amount of indebtedness.

At September 26, 2009, the Company had total consolidated indebtedness for borrowed money of $849.3 million and we had $190.0 million of availability under its lines of credit. A portion of the Company’s cash flow is used to service such indebtedness. The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness. Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness. The Company’s significant indebtedness could have important consequences, including the following:

•	It may be difficult for the Company to satisfy its obligations under its existing credit facilities and its other indebtedness and commitments;

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

•	The Company may be placed at a competitive disadvantage to its competitors that are not as highly leveraged.

Disruptions in the capital markets, as have been experienced during 2009, could adversely affect the Company’s ability to fund its short-term liquidity needs and its expansion and renovation plans.

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

The Company’s principal stockholder, Robert P. Ingle, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle’s share ownership represents approximately 86% of the combined voting power of all classes of the Company’s capital stock as of September 26, 2009. As a result, Mr. Ingle has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, three of the Company’s nine directors are members of the Ingle family.

If the Company loses the services of its key personnel, the Company’s business could suffer.

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

The Company operates fuel stations at 66 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company also faces competition from restaurants and fast food chains due to the increasing proportion of household food expenditures for food prepared outside the home. In addition, certain of the Company’s stores also compete with local video stores, florists, book stores, pharmacies and gas stations.

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

Owned Properties

The Company owns and operates 72 shopping centers, 56 of which contain an Ingles supermarket, and owns 92 additional properties that contain a free-standing Ingles store. The Company also owns 12 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.1 million square feet of leasable space, of which 2.9 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	20
50,000 – 100,000 square feet	27
More than 100,000 square feet	25

Total	72

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

Leased Properties

The Company operates supermarkets at 52 locations leased from various unaffiliated third parties. The Company also leases 10 supermarket facilities in which it is not currently operating, five of which are subleased to third parties and the remainder are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $1.67 to $8.18 per square foot. During fiscal years 2009, 2008 and 2007, the Company paid a total of $14.6 million, $13.6 million and $16.3 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 26, 2009, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2010 – 2023	5
2024 – 2038	7
2039 or after	50

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.	LEGAL PROCEEDINGS

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

As of November 30, 2009, there were approximately 626 holders of record of the Company’s Class A Common Stock and 163 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2009 Fiscal Year	High	Low
First Quarter (ended December 27, 2008)	$22.83	$11.67
Second Quarter (ended March 28, 2009)	$18.07	$11.09
Third Quarter (ended June 27, 2009)	$17.23	$14.04
Fourth Quarter (ended September 26, 2009)	$17.28	$14.85

2008 Fiscal Year	High	Low
First Quarter (ended December 29, 2007)	$30.02	$20.83
Second Quarter (ended March 29, 2008)	$26.77	$21.35
Third Quarter (ended June 28, 2008)	$26.43	$21.88
Fourth Quarter (ended September 27, 2008)	$26.19	$23.33

On November 30, 2009, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $15.61 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-seven fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2009 and fiscal 2008 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 22, 2009 to common stockholders of record on October 8, 2009. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 7, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

The Company had a nonqualified stock option plan pursuant to which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock were reserved for issuance to the Company’s officers and other key employees until January 1, 2007. Accordingly, as of September 26, 2009, no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

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

The comparisons cover the five-years ended September 26, 2009 and assume that $100 was invested after the close of the market on September 25, 2004, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ingles Markets, Inc., The S&P 500 Index

And A Peer Group

*	$100 invested on 9/25/04 in stock or 9/30/04 in index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2005	2006	2007	2008	2009
Ingles Markets, Incorporated Class A Common Stock	$126.87	$232.47	$257.62	$221.26	$153.49
S&P 500 Comprehensive—Last Trading Day Index	$112.25	$124.37	$144.81	$112.99	$105.18
Expanded Peer Group	$127.87	$150.58	$174.21	$134.19	$117.08

*	Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 25, 2004.

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

	Selected Income Statement Data for the Year Ended September
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Net Sales	$3,250,933	$3,238,046	$2,851,593	$2,612,233	$2,273,941
Net Income	28,828	52,123	58,638	42,582	26,570
Diluted Earnings per Common Share
Class A	$1.18	$2.13	$2.39	$1.74	$1.10
Class B	1.12	2.02	2.28	1.66	1.05
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September
	2009	2008	2007	2006	2005
	(in thousands)
Current Assets	$423,720	$334,763	$293,127	$275,608	$283,115
Property and Equipment, net	1,072,937	1,030,023	839,732	771,628	744,162
Total Assets	1,517,609	1,375,004	1,142,806	1,064,764	1,044,663
Current Liabilities, including Current Portion of Long-Term Debt	228,562	253,273	217,423	208,651	179,534
Long-Term Liabilities, net of Current Portion (1)	823,660	686,393	539,063	528,767	557,035
Stockholders’ Equity	398,164	384,814	348,144	304,673	276,849

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 200 supermarkets in Georgia (73), North Carolina (68), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 26, 2009, the Company operated 69 in-store pharmacies and 66 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At September 26, 2009, the Company’s self insurance reserves totaled $14.2 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Closed Store Accrual

For closed properties under long-term lease agreements, a liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties, in accordance with FASB ASC Topic 420. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Consolidated Balance Sheets.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $101.0 million, $97.5 million, and $91.6 million for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.3 million, $11.8 million, and $10.4 million for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, all consisted of 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $605 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 26, 2009 and September 27, 2008 comparable store sales include 194 and 193 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 730,000 and 614,000 for the fiscal years ended September 26, 2009 and September 27, 2008, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 10 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Years Ended
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Gross profit	22.9	21.8	22.8
Operating and administrative expenses	19.5	18.1	18.5
Rental income, net	0.1	0.1	0.2
Gain (loss) on sale or disposal of assets	—	—	0.2
Income from operations	3.5	3.8	4.7
Other income, net	0.1	0.1	0.1
Interest expense	1.8	1.5	1.6
Loss on early extinguishment of debt	0.3	—	—
Income before income taxes	1.4	2.5	3.2
Income taxes	0.5	0.9	1.1
Net income	0.9	1.6	2.1

Fiscal Year Ended September 26, 2009 Compared to the Fiscal Year Ended September 27, 2008

The Company achieved record sales for the 45th consecutive year for the fiscal year ended September 26, 2009, despite average per gallon prices for gasoline and milk that were 36.5% and 28.1% lower, respectively, than the previous fiscal year. Excluding gasoline revenues and despite lower milk revenue, both comparable store and total grocery revenues increased.

The continued economic recession resulted in an extremely competitive environment, cost deflation in a number of key items, and more frugal customer behavior. The recession also resulted in a longer time to achieve sales and profitability targets for stores developed and remodeled in fiscal years 2008 and 2009.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million of indebtedness outstanding under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. As a result, the Company’s total interest expense increased and the Company incurred $10.2 million of debt extinguishment costs.

The above factors contributed to net income for the fiscal year ended September 26, 2009 of $28.8 million, compared with $52.1 million for the fiscal year ended September 27, 2008.

Net Sales. Net sales for the fiscal year ended September 26, 2009 increased 0.4% to $3.25 billion, compared to $3.24 billion for the fiscal year ended September 27, 2008. Excluding gasoline, net sales increased 4.3%.

For the comparative fiscal year 2009 and 2008 periods, total grocery segment sales excluding gasoline increased $143.9 million, or 5.4% to $2.79 billion. Grocery segment comparable store sales excluding gasoline increased $93.2 million, or 3.5%. The average retail price of gasoline decreased approximately $0.96 per gallon during fiscal year 2009, while the number of gallons sold increased. The number of customer transactions (excluding gasoline) increased 7.9%, while the average transaction size (excluding gasoline) decreased by approximately 53 cents. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Sales by product category for the fiscal years ended September 26, 2009 and September 27, 2008, respectively, were as follows:

	Fiscal Year Ended September
	2009	2008
Grocery	$1,358,030,265	$1,295,946,749
Non-foods	664,376,193	624,957,153
Perishables	768,604,794	727,072,477
Gasoline	352,621,331	459,287,398

Total grocery segment	$3,143,632,583	$3,107,263,777

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 26, 2009 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 27, 2008	$3,107,264
Comparable store sales decrease (including gasoline)	(30,650)
Impact of stores opened in fiscal 2008 and 2009	74,596
Impact of stores closed in fiscal 2008 and 2009	(7,572)
Other	(5)

Total grocery sales for the fiscal year ended September 26, 2009	$3,143,633

In general, grocery segment sales increases (excluding gasoline) during fiscal 2009 were driven by effective promotions, service execution and expanded product selections. The Company believes it is important to aggressively protect market share and customer traffic during difficult economic conditions and increased unemployment in its market area. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. The Company believes recent economic uncertainty has resulted in growth in private label sales and meal replacement items sold in the Company’s deli and produce departments. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary decreased $23.5 million or 18.0% in fiscal year 2009 compared with fiscal year 2008. The sales decrease is primarily attributable to an approximately 28% decrease in raw milk costs which are typically passed on to customers in the pricing of milk products. The volume of gallons sold increased slightly over the comparable fiscal year periods.

The Company expects continued sales growth in the 2010 fiscal year. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the retail price of gasoline, milk and other commodity-type food products. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and contain numerous convenience and value-oriented products will also drive future sales growth.

Gross Profit. Gross profit for the year ended September 26, 2009 increased $36.7 million or 5.2% to $743.1 million compared to $706.3 million, for the year ended September 27, 2008. As a percentage of sales, gross profit totaled 22.9% for the year ended September 26, 2009 and 21.8% for the year ended September 27, 2008.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.3% for fiscal year 2009 compared with 25.5% for the comparable fiscal 2008 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the year ended September 26, 2009 increased $1.0 million or 4.6% to $21.6 million, or 13.4% of sales, compared to $20.6 million, or 10.6% of sales for the year ended September 27, 2008. Raw milk prices were significantly lower during fiscal 2009, which increased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the lower sales price.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of sales line item, while these items are included in operating and administrative expenses for the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers exclude all of the costs related to their distribution network from cost of goods sold and others, like the Company, include a portion of the costs in gross profit.

Operating and Administrative Expenses. Operating and administrative expenses increased $47.5 million, or 8.1%, to $632.4 million for the year ended September 26, 2009, from $584.9 million for the year ended September 27, 2008. As a percentage of sales, operating and administrative expenses were 19.5% for the fiscal year ended September 26, 2009, compared to 18.1% for the fiscal year ended September 27, 2008. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 21.7% for fiscal year 2009 compared with 20.9% for fiscal year 2008.

A breakdown of the major increases in operating and administrative expenses is as follows:

	(in millions)	Increase as a % of sales
Salaries and wages	$21.9	0.67%
Depreciation and amortization	$10.8	0.33%
Utility and fuel expenses	$5.5	0.17%
Taxes and licenses	$3.9	0.12%
Store supplies	$2.3	0.07%
Bank charges	$1.5	0.05%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and for the additional square footage operated during fiscal year 2009.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Utility and fuel expenses increased due to the additional square footage operated during fiscal year 2009.

Taxes and licenses increased primarily due to increased property taxes on new and redeveloped stores completed in fiscal years 2009 and 2008.

Store supplies increased due to upgraded packaging used in perishables departments and for the additional square footage operated during fiscal year 2009.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Rental Income, Net. Rental income, net decreased $0.9 million to $2.4 million for fiscal year 2009, from $3.3 million for fiscal year 2008. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products. Finally, current economic conditions have resulted in a higher tenant vacancy rate.

Gain (Loss) From Sale or Disposal of Assets. Gains from the sale or disposal of assets totaled $0.1 million for the year ended September 26, 2009 compared with a loss of $1.3 million for the comparable fiscal 2008 period. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $2.3 million and $3.1 million for the fiscal years ended September 26, 2009, and September 27, 2008, respectively. Other income consists primarily of sales of waste paper and packaging. Unit sales prices for these items have been generally lower during fiscal 2009.

Interest Expense. Interest expense increased $12.2 million for the year ended September 26, 2009 to $59.1 million from $46.9 million for the year ended September 27, 2008. Total debt was $849.3 million at the end of fiscal year 2009 compared with $717.2 million at the end of fiscal year 2008. The increased interest expense is primarily attributable to an increase in total debt. Interest capitalized as a component of store construction cost totaled $2.6 million for the year ended September 26, 2009 compared with $4.6 million for the year ended September 27, 2008. The decrease is attributable to a lower number of store construction projects during fiscal year 2009.

Loss on Early Extinguishment of Debt. In conjunction with the payoff of the Company’s $349.8 million aggregate principal amount of senior subordinated debt and $77.7 million of secured indebtedness, the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.6% for the 2009 fiscal year compared to 34.6% for the 2008 fiscal year due to a higher provision for deferred taxes. Various governmental economic policies (such as accelerated tax depreciation and tax credits) have reduced the portion of the Company’s tax liability that must be paid currently.

Net Income. Net income decreased $23.3 million, or 44.7%, for the fiscal year ended September 26, 2009 to $28.8 million from $52.1 million for the fiscal year ended September 27, 2008. Basic and diluted earnings per share for Class A Common Stock were $1.23 and $1.18, respectively, for the fiscal year ended September 26, 2009 compared to $2.22 and $2.13, respectively, for the fiscal year ended September 27, 2008. Basic and diluted earnings per share for Class B Common Stock were each $1.12 for the fiscal year ended September 26, 2009 compared to $2.02 of basic and diluted earnings per share for the fiscal year ended September 27, 2008.

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

Gross Profit. Gross profit for the fiscal year ended September 27, 2008 increased $56.9 million, or 8.8%, to $706.3 million, or 21.8% of sales, compared with $649.4 million, or 22.8% of sales, for the fiscal year ended September 29, 2007.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales is affected by lower margin gasoline sales, which had the largest increase in dollar sales during fiscal 2008. Excluding gasoline sales, fiscal 2008 grocery segment gross profit was 25.5% of sales, compared with 25.3% for fiscal 2007. Increased sales of private label and meal replacement items also contributed to the increase in gross margin, as these products have higher gross margins.

Gross profit for the Company’s milk processing subsidiary totaled $20.7 million for fiscal year 2008, compared with $23.6 million for fiscal year 2007. Per gallon margins decreased in response to cost and competitive factors, even as the sales price per gallon increased. These factors resulted in a lower gross profit as a percentage of sales during fiscal 2008.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of sales line item, while these items are included in operating and administrative expenses for the grocery segment.

The Company’s gross margins may not be comparable to those of other retailers, since some retailers exclude all of the costs related to their distribution network from cost of goods sold and others, like the Company, include a portion of the costs in gross profit.

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

Capital expenditures totaled $141.0 million and $248.8 million for fiscal years 2009 and 2008, respectively. Major capital expenditures include the following:

	2009	2008
New stores	4	2
Replacement/remodeled stores	6	10
Store sites/land parcels purchased	2	12
Stores closed	1	2
Fuel stations added	11	11	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2010 include investments of approximately $120 to $150 million. The Company has reduced its expected capital expenditures for fiscal year 2010 in recognition that economic conditions may not improve rapidly and to allow maturation of the historically larger number of store redevelopment projects undertaken in fiscal years 2008 and 2009. For fiscal year 2010 the Company plans to open ten new, replacement or remodeled stores and add three fuel stations either at existing stores or in conjunction with its new, replacement and remodeled stores. Most of the projects are already in progress, with some expenditures included in fiscal year 2009 capital expenditures. Fiscal year 2010 capital expenditures will also include investments in stores expected to open in fiscal year 2011 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $120 to $170 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be affected by the availability of financing, which is currently limited. This can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 26, 2009 totaled $28.5 million.

Liquidity

The Company generated $102.9 million of cash from operations in fiscal year 2009 compared with $89.6 million for fiscal year 2008. The increase is primarily attributable to increased non-cash depreciation and less cash used for working capital and tax payments.

Cash used by investing activities for fiscal year 2009 totaled $139.9 million compared with $248.3 million for fiscal year 2008. Investing activities were comprised almost exclusively of capital expenditures, reduced by net proceeds from sales of property and equipment.

During fiscal year 2009, the Company’s net financing activities provided $109.9 million in cash. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million outstanding indebtedness under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures. As a result of these transactions, the Company has extended the average maturity of its total debt outstanding. The Company believes that availability of suitable financing may be sporadic in the future, and opportunistically accessed the capital markets.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $190.0 million of total commitments under lines of credit.

The lines of credit provide the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at September 26, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit. There are no amounts outstanding under the lines of credit at September 26, 2009.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at September 26, 2009.

For a further description of the other material terms of the Notes and the new $175.0 million line of credit, reference is made to the Company’s Current Report on Form 8-K dated May 12, 2009, as filed with the Securities and Exchange Commission on May 15, 2009.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of September 26, 2009, the Company was in compliance with these covenants.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of September 26, 2009, the Company had $190.0 million available for borrowing under its committed lines of credit and unencumbered real property and equipment with a net book value of approximately $702 million. During the latter part of fiscal year 2009, various financing sources reduced the availability of credit, including some financial instruments that have been used by the Company. The Company believes, based on its current results of operations and financial condition, that its financial resources, including cash balances, existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 26, 2009.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lines of credit	$849,314	$31,315	$136,871	$68,455	$612,673
Scheduled interest on long-term debt	448,566	67,027	120,703	110,559	150,277
Upfront vendor allowances	1,302	1,302	—	—	—
Operating leases	145,338	15,299	25,278	20,038	84,723
Construction commitments	28,484	28,484	—	—	—

Total	$1,473,004	$143,427	$282,852	$199,052	$847,673

Amounts available to the Company under commercial commitments as of September 26, 2009, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$190,000	$15,000	$175,000
Letters of credit-standby	8,203	1,903	6,300

Potential commercial commitments	$198,203	$16,903	$181,300

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends to approximately $184 million based on tangible net worth at September 26, 2009. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Twelve Months Ended
	September 26, 2009	September 27, 2008
All items	(1.3)%	4.9%
Food and beverages	(0.2)%	6.0%
Energy	(21.6)%	23.1%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company confronted many challenges in fiscal year 2009, most of which were driven by poor economic conditions, volatile costs for food and energy, and reduced credit availability. The Company continually assesses and develops its business model in light of these factors and to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•	The supermarket industry will remain highly competitive and will be characterized by industry consolidation and continued competition from supercenters and other non-supermarket operators.

•

Uncertain economic conditions will continue to affect customer behavior towards meal replacement items in lieu of restaurant dining and increased private label purchases instead of national brands. Customers may also continue to purchase less expensive product varieties and purchase a higher degree of sale and promotional items.

•

The Company and its customers will continue to become more environmentally aware, evidenced by the Company’s increased recycled waste paper and pallets and customers’ increased usage of reusable shopping bags.

•	Volatile petroleum costs will impact utility and distribution costs, plastic supplies cost and may change customer shopping and dining behavior.

•

Bank charges will continue to increase as more customer transactions will be settled with debit and credit cards. Interchange fees charged to retailers, such as the Company, have been increasing. The Company does not know if this trend will continue and the impact it will have on the Company’s costs.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of gasoline sales), and will carefully monitor its product mix and customer trends. In addition, the Company believes the following plans and business-specific trends will have an impact on its business during its next fiscal year:

•	The Company plans to build new stores and remodel existing consistent with the Company’s “one-stop” shopping experience.

•	The Company will focus on decreasing operating expenses as a percentage of sales.

•	The Company will continue to broaden its product offering in perishable and specialty areas.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of financial institution debt and the Company’s outstanding 8 7/8% Senior Notes due 2017, each of which have been used to finance the Company’s retail grocery and real estate lines of business.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under lines of credit, real estate and equipment financing and the Company’s 8 7/8% Senior Notes due 2017. The lines of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate lines of credit, as necessary, with both long-term secured and unsecured financing. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company may consider the use of derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 26, 2009 and September 27, 2008, respectively (in thousands):

September 26, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average variable interest rate	—	—	—	—	—	—	—
Long-term debt, variable interest rate	$4,588	$27,737	$11,533	$31,056	—	—	$74,914	$74,914
Average interest rate	2.47%	3.04%	2.64%	2.11%	—	—	2.56%
Long-term debt, fixed interest rate	$29,207	$66,623	$35,939	$29,840	$12,521	$44,163	$218,293	$218,498
Average interest rate	6.50%	7.07%	6.45%	6.20%	7.14%	6.40%	6.64%
Bonds payable, fixed interest rate	—	—	—	—	—	$556,107	$556,107	$590,813
Average interest rate	—	—	—	—	—	9.18%	9.18%

September 27, 2008	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Lines of credit	—	$27,755	—	—	—	—	$27,755	$27,755
Average variable interest rate	—	5.20%	—	—	—	—	5.20%
Long-term debt, variable interest rate	$10,634	$1,842	$26,656	$1,330	$37,506	—	$77,968	$77,968
Average interest rate	6.26%	3.83%	4.35%	3.48%	3.48%	—	4.17%
Long-term debt, fixed interest rate	$25,608	$27,718	$65,308	$31,567	$39,334	$72,414	$261,949	$249,383
Average interest rate	7.37%	7.39%	7.49%	7.44%	7.22%	7.54%	7.43%
Bonds payable, fixed interest rate	—	—	—	$349,484	—	—	$349,484	$354,538
Average interest rate	—	—	—	8.88%	—	—	8.88%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. Following the comprehensive refinancing undertaken by the Company during the third quarter of fiscal year 2009, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. On the basis of the fair value of the Company’s market sensitive instruments at September 26, 2009, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 26, 2009, the end of the period covered by this report.

Based on this evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2009.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 26, 2009 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 26, 2009, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 35 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 26, 2009 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2009.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2010 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A not later than 120 days after September 26, 2009.

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate Information.” In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Annual Report on Form 10-K.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 26, 2009 and September 27, 2008;

•	Consolidated Statements of Income for the years ended September 26, 2009, September 27, 2008, and September 29, 2007;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 26, 2009, September 27, 2008, and September 29, 2007;

•	Consolidated Statements of Cash Flows for the years ended September 26, 2009, September 27, 2008, and September 29, 2007;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.3	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.4	Ingles Markets, Incorporated Non-qualified Plan (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 26, 2009 and September 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 26, 2009 and September 27, 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 26, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ingles Markets, Incorporated’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

December 7, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited Ingles Markets, Incorporated’s internal control over financial reporting as of September 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 26, 2009 and September 27, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2009 of Ingles Markets, Incorporated and subsidiaries and our report dated December 7, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

December 7, 2009

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$77,035,848	$4,178,897
Receivables (less allowance for doubtful accounts of $638,615—2009 and $752,267—2008)	50,401,639	47,272,285
Inventories	271,744,736	258,676,790
Other	24,537,514	24,635,404

Total current assets	423,719,737	334,763,376
PROPERTY AND EQUIPMENT:
Land	292,607,374	284,280,459
Construction in progress	25,969,526	83,331,272
Buildings	793,940,186	688,470,780
Store, office and warehouse equipment	599,976,745	567,727,987
Transportation equipment	40,562,522	39,519,773
Leasehold improvements	58,168,016	61,548,830

Total	1,811,224,369	1,724,879,101
Less accumulated depreciation and amortization	738,287,020	694,855,860

Property and equipment—net	1,072,937,349	1,030,023,241
OTHER ASSETS	20,951,979	10,217,540

TOTAL ASSETS	$1,517,609,065	$1,375,004,157

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$31,314,776	$36,155,472
Accounts payable—trade	118,378,264	145,237,791
Accrued expenses and current portion of other long-term liabilities	78,868,836	71,879,501

Total current liabilities	228,561,876	253,272,764
DEFERRED INCOME TAXES	67,223,000	50,523,000
LONG-TERM DEBT	817,999,569	681,000,630
OTHER LONG-TERM LIABILITIES	5,660,664	5,393,318

Total liabilities	1,119,445,109	990,189,712

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,888,608 shares in 2009, 12,818,608 shares in 2008	644,430	640,930
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 11,623,651 shares in 2009, 11,693,651 shares in 2008	581,183	584,683
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	278,754,211	265,404,700

Total stockholders’ equity	398,163,956	384,814,445

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,517,609,065	$1,375,004,157

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 26, 2009,

SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

	2009	2008	2007
Net sales	$3,250,933,154	$3,238,046,448	$2,851,592,508
Cost of goods sold	2,507,852,294	2,531,710,651	2,202,190,629

Gross profit	743,080,860	706,335,797	649,401,879
Operating and administrative expenses	632,409,707	584,881,364	527,190,181
Rental income, net	2,431,904	3,321,873	4,419,273
Gain (loss) from sale or disposal of assets	120,054	(1,330,891)	6,879,906

Income from operations	113,223,111	123,445,415	133,510,877
Other income, net	2,310,348	3,122,909	3,012,904
Interest expense	59,059,348	46,885,930	46,675,085
Loss on early extinguishment of debt	10,240,667	—	—

Income before income taxes	46,233,444	79,682,394	89,848,696

Income taxes:
Current	602,000	16,603,000	16,092,000
Deferred	16,803,000	10,956,000	15,119,000

	17,405,000	27,559,000	31,211,000

Net income	$28,828,444	$52,123,394	$58,637,696

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$1.23	$2.22	$2.51

Diluted earnings per common share	$1.18	$2.13	$2.39

Class B Common Stock
Basic earnings per common share	$1.12	$2.02	$2.28

Diluted earnings per common share	$1.12	$2.02	$2.28

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 26, 2009,

SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 30, 2006	12,176,485	$608,824	12,321,774	$616,089	$117,911,423	$185,536,551	$304,672,887
Net income	—	—	—	—	—	58,637,696	58,637,696
Cash dividends	—	—	—	—	—	(15,440,016)	(15,440,016)
Exercise of stock options	14,000	700	—	—	272,709	—	273,409
Common stock conversions	165,298	8,265	(165,298)	(8,265)	—	—	—

Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	52,123,394	52,123,394
Cash dividends	—	—	—	—	—	(15,452,925)	(15,452,925)
Common stock conversions	462,825	23,141	(462,825)	(23,141)	—	—	—

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	28,828,444	28,828,444
Cash dividends	—	—	—	—	—	(15,478,933)	(15,478,933)
Common stock conversions	70,000	3,500	(70,000)	(3,500)	—	—	—

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 26, 2009,

SEPTEMBER 27, 2008 AND SEPTEMBER 29, 2007

	2009	2008	2007
Cash Flows From Operating Activities:
Net income	$28,828,444	$52,123,394	$58,637,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79,679,419	69,098,196	60,944,055
Loss on extinguishment of debt	10,240,667	—	—
(Gain) loss from sale or disposal of assets	(120,054)	1,330,891	(6,879,906)
Receipt of advance payments on purchases contracts	2,252,413	1,775,000	5,155,322
Recognition of advance payments on purchases contracts	(4,153,080)	(3,740,813)	(3,962,205)
Deferred income taxes	16,803,000	10,956,000	15,119,000
Changes in operating assets and liabilities
Receivables	(3,129,354)	(2,631,625)	(1,047,007)
Inventory	(13,067,946)	(25,211,931)	(18,096,343)
Other assets	(16,856,589)	(14,337,062)	5,212,095
Accounts payable and accrued expenses	2,429,857	257,400	24,010,900

Net Cash Provided By Operating Activities	102,906,777	89,619,450	139,093,607

Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	1,117,045	519,782	14,022,414
Capital expenditures	(141,020,762)	(248,779,607)	(127,848,809)

Net Cash Used In Investing Activities	(139,903,717)	(248,259,825)	(113,826,395)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	528,069,000	673,233,502	483,672,400
Payments on short-term borrowings	(555,824,000)	(666,057,502)	(467,038,400)
Proceeds from issuance of bonds	555,151,000	—	—
Bond issuance costs	(11,787,356)	—	—
Proceeds from other long-term debt	75,399,480	182,216,914	—
Principal payments on long-term debt	(458,849,882)	(15,493,894)	(29,691,955)
Prepayment penalties on debt extinguishment	(6,825,418)	—	—
Proceeds from exercise of stock options	—	—	273,409
Dividends paid	(15,478,933)	(15,452,925)	(15,440,016)

Net Cash Provided By (Used In) Financing Activities	109,853,891	158,446,095	(28,224,562)

Net Decrease in Cash and Cash Equivalents	72,856,951	(194,280)	(2,957,350)
Cash and Cash Equivalents at Beginning of Year	4,178,897	4,373,177	7,330,527

Cash and Cash Equivalents at End of Year	$77,035,848	$4,178,897	$4,373,177

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 200 supermarkets in Georgia (73), North Carolina (68), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

Principles of Consolidation—The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2009, 2008 and 2007 consisted of 52 weeks each.

New Accounting Pronouncements—In June 2009 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Standard No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification (“FASB ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on the Company’s consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified FASB ASC topic.

In September 2006, FASB ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FASB ASC Topic 820 was effective for the Company as of the year ending September 26, 2009. The adoption of FASB ASC Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, FASB ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted FASB ASC Topic 855 for the quarter ending June 27, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Interest income of $0.3 million, $0.1 million, and $0.3 million for fiscal years 2009, 2008 and 2007, respectively, is included in the line item “Other income, net” on the Consolidated Statements of Income. Outstanding checks in excess of bank balances of $6.3 million as of September 27, 2008 are classified as accounts payable.

Financial Instruments—The Company has short-term investments and certificates of deposit included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and commercial paper are not secured; reverse repurchase agreements are secured by government obligations. At September 26, 2009, before consideration of checks issued yet to be processed, the Company had $23.5 million invested in certificates of deposit, and $63.6 million invested in money market accounts, reverse repurchase agreements, or commercial paper. Demand deposits of approximately $33.5 million in 10 banks exceed the $250,000 insurance limit per bank.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

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

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $76.2 million, $67.4 million and $59.6 million for fiscal years 2009, 2008 and 2007, respectively.

During fiscal year 2007 the Company sold a shopping center in which it no longer operated a store at a pre-tax gain of approximately $7.9 million. Gains and losses are included in the line item “Gain (loss) from sale or disposal of assets” on the Consolidated Statements of Income.

Asset Impairments—The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $14.5 million (net of $12.2 million accumulated amortization) and $6.9 million (net of $9.4 million accumulated amortization) at September 26, 2009 and September 27, 2008, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $4.4 million per year. During the year ended September 26, 2009 the Company accelerated the amortization of $3.4 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt. This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Self-Insurance—The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

$300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. At September 26, 2009, the Company’s self insurance reserves totaled $14.2 million for employee group insurance, workers’ compensation insurance and general liability insurance. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2009, the Company’s self-insured liabilities were supported by $7.7 million of undrawn letters of credit which expire between January 2010 and November 2010. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Closed Store Accrual—For closed properties under long-term lease agreements, a liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties, in accordance with FASB ASC Topic 420. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Consolidated Balance Sheets.

Income Taxes—The Company accounts for income taxes under FASB ASC Topic 740. Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates. The Company accounts for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

The Company had gross unrecognized tax benefits of $344,000, $542,000 and $818,000 as of September 26, 2009, September 27, 2008 and September 30, 2007, respectively. These benefits, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 26, 2009, the Company had approximately $162,000 accrued for interest and penalties.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Reclassifications—Beginning with the fiscal year ended September 26, 2009 the Company began including the costs of its distribution network in the line item “Cost of goods sold” on the Consolidated Statements of Income. These costs previously were included in the line item “Operating and administrative expenses” on the Consolidated Statements of Income. While this is an accounting policy election, management believes the new presentation is more closely aligned with industry practice. The amounts for fiscal years 2008 and 2007 have

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

been reclassified to conform to the current year presentation in the accompanying consolidated financial statements. The Company incurred approximately $46.1 million, $41.5 million and $36.8 million of grocery segment distribution, shipping and handling costs during fiscal years 2009, 2008 and 2007, respectively.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $17.0 million, $17.9 million and $17.5 million for fiscal years 2009, 2008 and 2007, respectively.

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

Cost of Goods Sold—In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. The milk processing segment is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.

Operating and Administrative Expenses—Operating and administrative expenses include costs incurred for store and administrative labor, occupancy, depreciation, insurance and general administration.

Revenue Recognition—The Company recognizes revenues from grocery sales at the point of sale to its customers. Sales taxes collected from customers are not included in reported revenues. Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Product returns are not significant.

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

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $101.0 million, $97.5 million, and $91.6 million for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.3 million, $11.8 million, and $10.4 million for the fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2009	2008
Deferred tax liabilities:
Property and equipment tax/book differences	$70,185,000	$54,289,000
Property tax method	1,668,000	1,081,000
Asset retirement obligation	(12,000)	4,000

Total deferred tax liabilities	71,841,000	55,374,000

Deferred tax assets:
Insurance reserves	613,000	679,000
Advance payments on purchases contracts	504,000	1,214,000
Vacation accrual	2,020,000	1,849,000
Closed store accrual	1,288,000	1,995,000
Inventory	944,000	1,371,000
Other	6,075,000	4,672,000

Total deferred tax assets	11,444,000	11,780,000

Net deferred tax liabilities	$60,397,000	$43,594,000

Current deferred income tax benefits of $6.8 million and $6.9 million at September 26, 2009 and September 27, 2008, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 26, 2009 and September 27, 2008 refundable current income taxes totaling $12.5 million and $14.2 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2009	2008	2007
Federal tax at statutory rate	$16,182,000	$27,889,000	$31,447,000
State income tax, net of federal tax benefits	931,000	1,856,000	3,269,000
Settlement of tax contingency	—	—	(3,426,000)
Adjustment to deferred income tax rates	945,000	(939,000)	—
Other	(653,000)	(1,247,000)	(79,000)

Total	$17,405,000	$27,559,000	$31,211,000

Current and deferred income tax expense (benefit) is as follows:

	2009	2008	2007
Current:
Federal	$(176,000)	$13,848,000	$15,355,000
State	778,000	2,755,000	737,000

Total current	602,000	16,603,000	16,092,000

Deferred:
Federal	14,443,000	9,234,000	14,549,000
State	2,360,000	1,722,000	570,000

Total deferred	16,803,000	10,956,000	15,119,000

Total expense	$17,405,000	$27,559,000	$31,211,000

Uncertain Tax Positions—A reserve for uncertain tax positions, including interest and penalties of $0.5 million and $0.8 million are included in the Company’s income taxes payable at September 26, 2009 and September 27, 2008, respectively. The reserve for uncertain tax positions has been recorded because based on management’s estimates, it is likely that certain tax positions will be successfully challenged by taxing authorities.

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

3. Property Held for Lease and Rental Income

At September 26, 2009, the Company owned and operated 72 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income, net consists of the following:

	2009	2008	2007
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$9,978,252	$10,721,665	$11,430,054
Contingent rentals	520,345	539,642	874,912

Total	10,498,597	11,261,307	12,304,966
Depreciation on owned properties leased to others	(5,706,415)	(5,753,527)	(5,436,582)
Other shopping center expenses	(2,360,278)	(2,185,907)	(2,449,111)

Total	$2,431,904	$3,321,873	$4,419,273

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 26, 2009	September 27, 2008
Land	$44,323,997	$44,661,690
Buildings	164,106,534	160,568,222

Total	208,430,531	205,229,912
Less accumulated depreciation	(81,577,877)	(79,756,502)

Total	$126,852,654	$125,473,410

The above amounts are included on the Consolidated Balance Sheet in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 26, 2009:

Fiscal Year
2010	$5,995,004
2011	4,900,434
2012	3,364,544
2013	2,049,613
2014	1,192,961
Thereafter	1,914,962

Total minimum future rental income	$19,417,518

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

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

Operating Leases—Rent expense for all operating leases of $15.4 million, $14.5 million and $17.7 million for fiscal years 2009, 2008 and 2007, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.9 million, $1.3 million and $1.3 million for fiscal years 2009, 2008 and 2007, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 26, 2009 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2010	$15,298,943	$(754,200)	$14,544,743
2011	13,196,501	(215,000)	12,981,501
2012	12,081,200	(203,000)	11,878,200
2013	10,784,763	(211,000)	10,573,763
2014	9,252,883	(219,000)	9,033,883
Thereafter	84,723,391		84,723,391

Total minimum future rental commitments	$145,337,681	$(1,602,200)	$143,735,481

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2009	2008
Property, payroll, and other taxes payable	$15,783,416	$13,752,520
Salaries, wages, and bonuses payable	22,203,640	23,026,857
Self-insurance liabilities:
Employee group insurance	4,465,635	4,294,737
Workers’ compensation insurance	6,818,745	7,133,894
General liability insurance	2,872,163	2,786,008
Interest	20,414,995	11,883,580
Other	6,310,242	9,001,904

Total	$78,868,836	$71,879,501

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $25.2 million, $25.8 million and $21.6 million for fiscal years 2009, 2008 and 2007, respectively.

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2009	2008
Advance payments on purchases contracts	$1,301,758	$3,202,424
Deferred gain-sale/leasebacks	621,736	672,129
Deferred lease expense	1,625,649	1,551,980
Nonqualified investment plan liability	3,033,798	2,059,556
Other	483,858	368,586

Total other long-term liabilities	7,066,799	7,854,675
Less current portion	1,406,135	2,461,357

	$5,660,664	$5,393,318

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2009	2008
Bonds payable:
Senior notes, interest rate of 8.875%, maturing 2017	$575,000,000	$—
Unamortized original issue discount on senior notes	(18,892,804)	—
Senior subordinated debt, interest rate of 8.875%, maturing 2011	—	349,750,000
Unamortized original issue discount and premium on senior subordinated debt	—	(265,776)
Outstanding line of credit at LIBOR plus a credit spread	—	27,755,000
Notes payable:
Real estate and equipment maturing 2010-2028:
Due to banks, weighted average interest rate of 4.74% for 2009 and 5.16% for 2008	144,169,565	146,107,301
Due to other financial institutions, weighted average interest rate of 6.43% for 2009 and 7.84% for 2008	149,037,584	193,809,577

Total long-term debt and short-term loans	849,314,345	717,156,102
Less current portion	31,314,776	36,155,472

Long-term debt, net of current portion	$817,999,569	$681,000,630

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million of indebtedness outstanding under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures. In connection with the issuance of the Notes, the Company paid $6.8 million in debt extinguishment costs and expensed $3.4 million of unamortized loan costs.

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

The lines of credit provide the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at September 26, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes and the lines of credit at September 26, 2009.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

At September 26, 2009, property and equipment with an undepreciated cost of approximately $702.4 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends to approximately $184 million, based on tangible net worth at September 26, 2009. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

Components of interest costs are as follows:

	2009	2008	2007
Total interest costs	$61,643,076	$51,482,592	$48,664,536
Interest capitalized	(2,583,728)	(4,596,662)	(1,989,451)

Interest expense	$59,059,348	$46,885,930	$46,675,085

Maturities of long-term debt at September 26, 2009 are as follows:

Fiscal Year
2010	$31,314,776
2011	91,879,464
2012	44,991,683
2013	58,414,671
2014	10,040,122
Thereafter	612,673,629

Total	$849,314,345

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

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

8. Earnings Per Common Share

The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

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

	Year Ended September 26, 2009
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$15,786,185	$13,042,259
Conversion of Class B to Class A shares	13,042,259

Net income allocated, diluted	$28,828,444	$13,042,259

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,844,927	11,667,332
Conversion of Class B to Class A shares	11,667,332

Weighted average shares outstanding, diluted	24,512,259	11,667,332

Earnings per share
Basic	$1.23	$1.12

Diluted	$1.18	$1.12

	Year Ended September 27, 2008		Year Ended September 29, 2007
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$27,695,297	$24,428,097	$30,785,005	$27,852,691
Conversion of Class B to Class A shares	24,428,097	—	27,850,707	—
Effect of assumed stock options exercised on allocated net income	—	—	1,984	(1,984)

Net income allocated, diluted	$52,123,394	$24,428,097	$58,637,696	$27,850,707

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,447,681	12,064,580	12,273,292	12,234,120
Conversion of Class B to Class A shares	12,064,580	—	12,234,120	—

Weighted average shares outstanding, diluted	24,512,261	12,064,580	24,507,412	12,234,120

Earnings per share
Basic	$2.22	$2.02	$2.51	$2.28

Diluted	$2.13	$2.02	$2.39	$2.28

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

9. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1,095,000, $1,181,000 and $598,000 for fiscal years 2009, 2008 and 2007, respectively. Additional Company contributions totaling $511,000 were made to the plan during fiscal year 2007 from accumulated forfeitures under the plan.

Nonqualified Investment Plan—The Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $61,000 and $54,000 and $44,000 for fiscal years 2009, 2008 and 2007, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $8.8 million, $10.8 million and $10.6 million for fiscal years 2009, 2008 and 2007, respectively.

1997 Nonqualified Stock Option Plan—The Company had a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock could have been issued to officers and other key employees until January 1, 2007. Accordingly, as of September 26, 2009 and September 27, 2008 no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

There have been no options granted during each of the three fiscal years ended September 26, 2009, therefore no compensation expense has been recognized during those periods.

Medical Care Plan—Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

10. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2009	2008	2007
Revenues from unaffiliated customers:
Grocery sales	$3,143,633	$3,107,264	$2,728,983
Shopping center rentals	10,499	11,261	12,305
Fluid dairy	107,301	130,783	122,609

Total revenues from unaffiliated customers	$3,261,433	$3,249,308	$2,863,897

Income from operations:
Grocery sales	$98,202	$109,081	$115,799
Shopping center rentals	2,432	3,322	4,419
Fluid dairy	12,589	11,042	13,293

Total income from operations	$113,223	$123,445	$133,511

Assets:
Grocery sales	$1,366,248	$1,221,769	$1,001,322
Shopping center rentals	126,853	125,473	114,051
Fluid dairy	26,450	30,226	29,851
Elimination of intercompany receivable	(1,942)	(2,464)	(2,418)

Total assets	$1,517,609	$1,375,004	$1,142,806

Capital expenditures:
Grocery sales	$135,630	$232,250	$119,505
Shopping center rentals	3,013	14,528	6,131
Fluid dairy	2,377	2,002	2,213

Total capital expenditures	$141,021	$248,780	$127,849

Depreciation and amortization:
Grocery sales	$71,859	$61,279	$53,359
Shopping center rentals	5,706	5,754	5,347
Fluid dairy	2,114	2,116	2,289

Total depreciation and amortization	$79,679	$69,149	$60,995

Sales by product category for fiscal years 2009, 2008 and 2007, respectively, are as follows:

	Fiscal Year Ended September
	2009	2008	2007
Grocery	$1,358,030,265	$1,295,946,749	$1,182,907,566
Non-foods	664,376,193	624,957,153	589,204,228
Perishables	768,604,794	727,072,477	670,206,118
Gasoline	352,621,331	459,287,398	286,665,352

Total grocery segment	$3,143,632,583	$3,107,263,777	$2,728,983,264

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals, net of shopping center expense of $8.1 million, $7.9 million and $7.9 million for the fiscal years ended 2009, 2008 and 2007, respectively, is included in the caption “Rental income, net” in the Consolidated Statements of Income. Grocery and fluid dairy revenues comprise the net sales reported in the Consolidated Statements of Income.

The fluid dairy segment had $54.2 million, $63.5 million and $56.1 million in sales to the grocery sales segment in fiscal 2009, 2008 and 2007, respectively. These sales were eliminated in consolidation.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2009
Net sales	$804,865	$789,175	$826,766	$830,127	$3,250,933
Gross profit	185,555	181,124	191,567	184,835	743,081
Net income	11,128	7,772	4,737	5,191	28,828
Basic earnings per common share
Class A	0.47	0.33	0.20	0.23	1.23
Class B	0.43	0.30	0.18	0.21	1.12
Diluted earnings per common share
Class A	0.45	0.32	0.19	0.22	1.18
Class B	0.43	0.30	0.18	0.21	1.12
2008
Net sales	$777,121	$782,787	$835,347	$842,791	$3,238,046
Gross profit	171,082	174,445	180,383	180,426	706,336
Net income	12,692	12,995	15,974	10,462	52,123
Basic earnings per common share
Class A	0.54	0.56	0.68	0.44	2.22
Class B	0.49	0.51	0.62	0.40	2.02
Diluted earnings per common share
Class A	0.52	0.53	0.65	0.43	2.13
Class B	0.49	0.51	0.62	0.40	2.02

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 26, 2009 totaled $28.5 million. The Company expects these commitments to be fulfilled during fiscal year 2010.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

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

The carrying amounts and fair values of the Company’s financial instruments at September 26, 2009 and September 27, 2008 are as follows (amounts in thousands):

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$77,036	$77,036	$4,179	$4,179
Receivables	50,402	50,402	47,272	47,272
Long-term and short-term debt:
Real estate and equipment	293,207	293,412	339,917	327,351
Other	556,107	590,813	377,239	382,293

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2009	2008	2007
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$50,527,933	$46,514,289	$47,018,177
Income taxes	(1,073,993)	31,516,699	17,566,893
Non cash items:
Property and equipment additions included in accounts payable	3,858,775	23,940,418	12,898,825

15. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $271 million in 2009, $258 million in 2008 and $241 million in 2007. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 26, 2009. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $10.7 million at September 26, 2009 and $10.6 million at September 27, 2008.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 26, 2009, September 27, 2008 and September 29, 2007

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $36.3 million in 2009, $44.3 million in 2008 and $40.0 million in 2007. Amounts due from this distributor, included in receivables, were $1.4 million at September 26, 2009 and $1.8 million at September 27, 2008.

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock. During fiscal year 2009, a loan totaling $0.5 million between the Company and the Investment/Profit Sharing Plan was made and is expected to be repaid by the plan to the Company during the first quarter of fiscal year 2010. At September 26, 2009 no other such loans were outstanding.

17. Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure in the financial statements through December 7, 2009, the day the financial statements were issued.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 26, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$752,267	$531,175	$644,827	$638,615

Fiscal year ended September 27, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$962,412	—	$210,145	$752,267

Fiscal year ended September 29, 2007:
Deducted from asset accounts:
Allowance for doubtful accounts	$845,347	$161,362	$44,297	$962,412

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/S/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: December 7, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ ROBERT P. INGLE Robert P. Ingle, Chief Executive Officer and Director	December 7, 2009

/S/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director	December 7, 2009

/S/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 7, 2009

/S/ CHARLES E. RUSSELL Charles E. Russell, CPA, Director	December 7, 2009

/S/ ROBERT P. INGLE, II Robert P. Ingle, II, Chairman of the Board and Director	December 7, 2009

/S/ BETH A. SORRENTINO Beth A. Sorrentino, CPA, Secretary and Controller	December 7, 2009

John O. Pollard, Attorney, Director

/S/ CHARLES L. GAITHER, JR. Charles L. Gaither, Jr., President-Milkco, Inc. and Director	December 7, 2009

/S/ FRED D. AYERS Fred D. Ayers, Director	December 7, 2009

Laura Sharp, Director