Form 10-Q
period 2009-12-26
INGLES MARKETS INC
filed 2010-01-29
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of January 25, 2010, the Registrant had 12,888,608 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,623,651 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 26, 2009	SEPTEMBER 26, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$50,177,486	$77,035,848
Receivables-net	60,364,326	50,401,639
Inventories	282,568,281	271,744,736
Other current assets	12,251,209	24,537,514

Total Current Assets	405,361,302	423,719,737
Property and Equipment – Net	1,070,209,095	1,072,937,349
Other Assets	21,263,301	20,951,979

Total Assets	$1,496,833,698	$1,517,609,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$59,533,204	$31,314,776
Accounts payable - trade	124,893,757	118,378,264
Accrued expenses and current portion of other long-term liabilities	57,605,217	78,868,836

Total Current Liabilities	242,032,178	228,561,876
Deferred Income Taxes	66,085,000	67,223,000
Long-Term Debt	782,209,364	817,999,569
Other Long-Term Liabilities	6,196,673	5,660,664

Total Liabilities	1,096,523,215	1,119,445,109

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,888,608 shares issued and outstanding at December 26, 2009 and at September 26, 2009	644,430	644,430
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,623,651 shares issued and outstanding at December 26, 2009 and at September 26, 2009	581,183	581,183
Paid-in capital in excess of par value	118,184,132	118,184,132
Retained earnings	280,900,738	278,754,211

Total Stockholders’ Equity	400,310,483	398,163,956

Total Liabilities and Stockholders’ Equity	$1,496,833,698	$1,517,609,065

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Net sales	$840,953,201	$804,864,666
Cost of goods sold	655,692,544	619,309,658

Gross profit	185,260,657	185,555,008
Operating and administrative expenses	160,600,998	156,290,930
Rental income, net	273,710	808,176
Loss from sale or disposal of assets	(200,024)	(113,666)

Income from operations	24,733,345	29,958,588
Other income, net	853,554	1,187,592
Interest expense	16,150,889	12,977,877

Income before income taxes	9,436,010	18,168,303

Income taxes:
Current	4,309,000	6,963,000
Deferred	(890,000)	77,000

	3,419,000	7,040,000

Net income	$6,017,010	$11,128,303

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.26	$0.47

Diluted earnings per common share	$0.25	$0.45

Class B Common Stock
Basic earnings per common share	$0.23	$0.43

Diluted earnings per common share	$0.23	$0.43

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 26, 2009 AND DECEMBER 27, 2008

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	11,128,303	11,128,303
Cash dividends	—	—	—	—	—	(3,869,432)	(3,869,432)

Balance, December 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$272,663,571	$392,073,316

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956
Net income	—	—	—	—	—	6,017,010	6,017,010
Cash dividends	—	—	—	—	—	(3,870,483)	(3,870,483)

Balance, December 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$280,900,738	$400,310,483

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Cash Flows from Operating Activities:
Net income	$6,017,010	$11,128,303
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization expense	21,600,028	19,003,710
Losses on disposals of property and equipment	200,024	113,666
Receipt of advance payments on purchases contracts	750,000	500,000
Recognition of advance payments on purchases contracts	(927,980)	(1,070,288)
Deferred income taxes	(890,000)	77,000
Changes in operating assets and liabilities:
Receivables	(9,962,686)	(1,873,937)
Inventory	(10,823,545)	(8,808,743)
Other assets	10,616,878	11,135,505
Accounts payable and accrued expenses	(15,510,449)	(3,042,522)

Net Cash Provided by Operating Activities	1,069,280	27,162,694

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,195,386	—
Capital expenditures	(17,680,769)	(60,204,064)

Net Cash Used in Investing Activities	(16,485,383)	(60,204,064)

Cash Flows from Financing Activities:
Proceeds from line of credit borrowings	—	215,137,000
Payments on line of credit borrowings	—	(218,698,000)
Proceeds from long-term borrowings	—	52,275,350
Principal payments on long-term borrowings	(7,571,776)	(12,424,552)
Dividends paid	(3,870,483)	(3,869,432)

Net Cash (Used) Provided By Financing Activities	(11,442,259)	32,420,366

Net (Decrease) Increase in Cash and Cash Equivalents	(26,858,362)	(621,004)
Cash and cash equivalents at beginning of period	77,035,848	4,178,897

Cash and Cash Equivalents at End of Period	$50,177,486	$3,557,893

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 26, 2009 and December 27, 2008

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 26, 2009, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 26, 2009 and December 27, 2008. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2009, filed by the Company under the Securities Exchange Act of 1934 on December 7, 2009.

The results of operations for the three-month period ended December 26, 2009 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three months ended December 27, 2008 have been reclassified to conform to the current year presentation in the accompanying financial statements. Beginning with the fiscal quarter ended September 26, 2009 the Company began including the costs of its distribution network in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income. These costs previously were included in the line item “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. While this is an accounting policy election, management believes the new presentation is more closely aligned with industry practice. The amounts for the three months ended December 27, 2008 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

B. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Standard No. 162” (“SFAS 168”). SFAS 168 replaces the Generally Accepted Accounting Principles (“GAAP”) with two levels of GAAP: authoritative and non-authoritative. On July 1, 2009, the FASB Accounting Standards Codification (“FASB ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on the Company’s condensed consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified FASB ASC topic.

In September 2006, FASB ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FASB ASC Topic 820 was effective for the Company as of the year ending September 26, 2009. The adoption of FASB ASC Topic 820 did not have a significant impact on the Company’s condensed consolidated financial statements.

In April 2009, FASB ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted FASB ASC Topic 855 for the quarter ending June 27, 2009. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $639,000 at December 26, 2009 and September 26, 2009.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 26, 2009, the Company had approximately $167,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of December 26, 2009, the Company had gross unrecognized tax benefits of approximately $353,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 26, 2009 and December 27, 2008

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

At September 26, 2009 the Company had approximately $12.5 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets. The Company applied for early refund of federal income taxes and received the refund during the fiscal quarter ended December 26, 2009.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 26, 2009	SEPTEMBER 26, 2009
Property, payroll, and other taxes payable	$10,796,725	$15,783,416
Salaries, wages and bonuses payable	17,935,741	22,203,640
Self-insurance liabilities	13,547,742	14,156,543
Interest	6,963,023	20,414,995
Income taxes	2,465,650	—
Other	5,896,336	6,310,242

Total	$57,605,217	$78,868,836

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.6 million and $5.5 million for each of the three-month periods ended December 26, 2009 and December 27, 2008, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. At December 26, 2009, the Company has $185.0 million of total commitments under lines of credit, with no borrowings outstanding.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at December 26, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at December 26, 2009.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 26, 2009 and December 27, 2008

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 22, 2009 to stockholders of record on October 8, 2009.

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

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock using the two-class method in accordance with FASB ASC Topic 260.

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

	THREE MONTHS ENDED DECEMBER 26, 2009		THREE MONTHS ENDED DECEMBER 27, 2008
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$3,306,370	$2,710,640	$6,083,417	$5,044,886
Conversion of Class B to Class A shares	2,710,640		5,044,886	—

Net income allocated, diluted	$6,017,010	$2,710,640	$11,128,303	$5,044,886

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,608	11,623,651	12,818,608	11,693,651
Conversion of Class B to Class A shares	11,623,651		11,693,651	—

Weighted average shares outstanding, diluted	24,512,259	11,623,651	24,512,259	11,693,651

Earnings per share
Basic	$0.26	$0.23	$0.47	$0.43

Diluted	$0.25	$0.23	$0.45	$0.43

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Revenues from unaffiliated customers:
Grocery sales	$814,199	$775,739
Shopping center rentals	2,280	2,781
Fluid dairy	26,754	29,126

Total revenues from unaffiliated customers	$843,233	$807,646

Income from operations:
Grocery sales	$21,273	$25,790
Shopping center rentals	274	808
Fluid dairy	3,186	3,361

Total income from operations	$24,733	$29,959

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)—(Continued)

Three Months Ended December 26, 2009 and December 27, 2008

	DECEMBER 26, 2009	SEPTEMBER 26, 2009
Assets:
Grocery sales	$1,343,191	$1,366,248
Shopping center rentals	126,853	126,853
Fluid dairy	29,158	26,450
Elimination of intercompany receivable	(2,368)	(1,942)

Total assets	$1,496,834	$1,517,609

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Grocery	$348,590	$344,574
Non-foods	169,675	161,118
Perishables	190,301	188,917
Gasoline	105,633	81,130

Total grocery segment	$814,199	$775,739

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

For the three months ended December 26, 2009 and December 27, 2008, the fluid dairy segment had $13.7 million and $14.8 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At December 26, 2009 and September 26, 2009, the fair value of the Company’s debt was estimated at $878.9 million and $884.2 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at December 26, 2009 by $37.0 million and more than the carrying value of debt at September 26, 2009 by $34.9 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through January 29, 2010, the day the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeastern United States, operates 201 supermarkets in Georgia (73), North Carolina (68), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of December 26, 2009, the Company operated 70 in-store pharmacies and 66 fuel centers.

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

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 26, 2009, the Company’s self insurance reserves totaled $13.5 million for employee group insurance, workers’ compensation insurance and general liability insurance.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $24.9 million and $23.6 million for the fiscal years ended December 26, 2009 and December 27, 2008, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.6 million and $3.3 million for the fiscal years ended December 26, 2009 and December 27, 2008, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The unaudited condensed consolidated statements of income for the three-month periods ended December 26, 2009 and December 27, 2008 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 26, 2009 and December 27, 2008, comparable store sales include 196 and 195 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Net sales	100.0%	100.0%
Gross profit	22.0%	23.1%
Operating and administrative expenses	19.1%	19.4%
Rental income, net	—%	0.1%
Income from operations	2.9%	3.7%
Other income, net	0.1%	0.2%
Interest expense	1.9%	1.6%
Income before income taxes	1.1%	2.3%
Income taxes	0.4%	0.9%
Net income	0.7%	1.4%

Three Months Ended December 26, 2009 Compared to the Three Months Ended December 27, 2008

Net income for the first quarter of fiscal 2010 totaled $6.0 million, 45.9% lower than net income of $11.1 million earned for the first quarter of fiscal 2009. Total and comparable store sales increases were offset by a lower gross margin and by higher interest, depreciation and insurance expenses.

Net Sales. Net sales increased 4.5% to $841.0 million for the three months ended December 26, 2009 from $804.9 million for the three months ended December 27, 2008. Ingles operated 201 stores at December 26, 2009 and at 199 stores at December 27, 2008. Retail square footage was approximately 10.8 million at December 26, 2009 and 10.4 million at December 27, 2008. Excluding gasoline sales, grocery segment sales increased 2.0% for the three months ended December 26, 2009 compared with the three months ended December 27, 2008.

Grocery segment comparable store sales grew $26.5 million, or 3.4%, in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. Excluding gasoline sales, comparable store sales increased $5.6 million, or 0.8%. Comparable store sales growth excluding gasoline continues to be affected by price deflation and the effect of the economic recession on consumer spending. The number of customer transactions (excluding gasoline) increased 11.6%, while the average transaction size (excluding gasoline) decreased by 9.8%.

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
Grocery	$348,590	$344,574
Non-foods	169,675	161,118
Perishables	190,301	188,917
Gasoline	105,633	81,130

Total grocery segment	$814,199	$775,739

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 26, 2009 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 27, 2008	$775,739
Comparable store sales increase (including gasoline)	26,543
Impact of stores opened in fiscal 2009 and 2010	12,913
Impact of stores closed in fiscal 2009 and 2010	(997)
Other	1

Total grocery sales for the three months ended December 26, 2009	$814,199

Net sales to outside parties for the Company’s milk processing subsidiary decreased $2.4 million, or 8.1%, in the December 2009 quarter compared to the December 2008 quarter. The sales decrease is attributable to lower raw milk costs in the December 2009 quarter compared to the December 2008 quarter. The case volume of products sold increased.

Gross Profit. Gross profit for the three-month period ended December 26, 2009 decreased $0.3 million to $185.3 million, or 22.0% of sales, compared to $185.6 million, or 23.1% of sales, for the three-month period ended December 27, 2008.

Grocery segment gross profit as a percentage of total sales was affected by lower margins on gasoline, competitive factors and the effect of price deflation on certain of the Company’s products. The Company’s emphasis on sales growth, market share and customer satisfaction has affected its prices and margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 25.0% for the three months ended December 26, 2009 compared with 24.9% for the three months ended December 27, 2008.

Gross profit for the Company’s milk processing subsidiary for the December 2009 quarter decreased $0.2 million, or 3.6%, to $5.5 million, or 13.6% of sales, compared to $5.7 million, or 13.0% of sales, for the December 2008 quarter. Raw milk costs were substantially lower and the cents-per-gallon margin were affected by the competitive environment comparing the three months ended December 2009 with the three months ended December 2008.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment were previously included in operating and administrative expenses and totaled $11.7 million and $11.6 million for the quarters ended December 2009 and December 2008, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses by the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.3 million, or 2.8%, to $160.6 million for the three months ended December 26, 2009, from $156.3 million for the three months ended December 27, 2008. As a percentage of sales, operating and administrative expenses were 19.1% and 19.4% for the three months ended December 26, 2009 and December 27,

2008, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.7% of sales for the first fiscal 2010 quarter compared with 21.5% for the first fiscal quarter of 2009. The increased number of new and remodeled stores opened by the Company during fiscal years 2008 and 2009 contributed to higher expenses, while the economic recession has resulted in a longer sales growth time period to cover such expenses.

The major increases (decreases) in operating and administrative expenses were as follows:

	INCREASE (DECREASE) IN MILLIONS	INCREASE (DECREASE) AS A % OF SALES

Depreciation and amortization	$2.6	0.31%
Insurance expense	$2.0	0.24%
Salaries and wages	$1.6	0.19%
Bank charges	$0.7	0.09%
Advertising and promotion expense	$(1.3)	(0.15)%

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures in fiscal years 2008 and 2009 to improve its store base.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume and the increased number of new and remodeled stores.

Bank charges increased as result of increased interchange fees charged by processing companies and by an increase in the proportion of sales settled with debit and credit cards.

Advertising and promotion expenses decreased due to more targeted programs and due to higher vendor reimbursements for cooperative advertising.

Rental Income, Net. Rental income, net totaling $0.3 million decreased $0.5 million for the December 2009 quarter compared to the December 2008 quarter. The Company’s expansion and relocation activities have resulted in less tenant space available for lease, and the economic recession has increased tenant vacancies.

Other Income, Net. Other income, net decreased $0.3 million to $0.9 million for the three-month period ended December 26, 2009 from $1.2 million for the three-month period ended December 27, 2008. The decrease is principally due to lower income from waste paper and packaging sales and lower service rebates.

Interest Expense. Interest expense increased $3.2 million for the three-month period ended December 26, 2009 to $16.2 million from $13.0 million for the three-month period ended December 27, 2008. Total debt at December 26, 2009 was $841.7 million compared to $753.4 million at December 27, 2008.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.2% in the December 2009 quarter compared to 38.8% in the December 2008 quarter. The decreased percentage is primarily attributable to lower state income taxes and higher tax credits.

Net Income. Net income decreased $5.1 million or 45.9% for the three-month period ended December 26, 2009 to $6.0 million compared to $11.1 million for the three-month period ended December 27, 2008. Net income, as a percentage of sales, was 0.7% for the December 2009 quarter and 1.4% for the December 2008 quarter. Basic and diluted earnings per share for Class A Common Stock were $0.26 and $0.25, respectively, for the December 2009 quarter, compared to $0.47 and $0.45, respectively, for the December 2008 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.23 for the December 2009 quarter compared to $0.43 for the December 2008 quarter.

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

Capital expenditures totaled $17.7 million for the three-month period ended December 26, 2009, including the opening of one new store and one remodeled store. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2010 and in fiscal 2011.

Ingles’ capital expenditure plans for fiscal 2010 include investments of approximately $120 to $150 million. The timing and extent of current year development projects will be influenced by Company financial performance and overall economic conditions and the availability of financing. At the present time, for the remainder of fiscal 2010 the Company intends to open seven new, replacement or remodeled stores and add approximately four new fuel stations at either new or existing stores.

The Company expects that its net annual capital expenditures will be in the range of approximately $120 to $170 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by the Company’s financial performance, overall economic conditions and the availability of financing. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at December 26, 2009 totaled $29.2 million.

Liquidity

The Company had cash on hand of $50.2 million at December 26, 2009. This cash balance resulted primarily from financings accomplished during fiscal 2009 and a lower level of capital expenditures. The Company is being cautious with its liquidity until economic conditions improve and stores developed in fiscal years 2008 and 2009 have an opportunity to mature in a more typical operating environment. Interest earned on this cash balance is much lower than the Company’s average borrowing rate, resulting in a short-term decrease in earnings until the cash can be profitably deployed.

The Company generated $1.1 million of net cash from operations in the December 2009 quarter compared to $27.2 million of net cash provided by operations in the December 2008 quarter. Most of the change is attributable to a decrease in operating income and inventory growth.

Cash used in investing activities for the December 2009 quarter totaled $16.5 million (primarily made up of $17.7 million in capital expenditures), compared to $60.2 million of cash used in investing activities (substantially all capital expenditures) for the December 2008 quarter. The Company is being more cautious in its development plans until economic conditions improve.

Cash used by financing activities during the December 2009 quarter totaled $11.4 million, compared with cash provided by financing activities (including new borrowings) totaling $32.4 million during the December 2008 quarter. For the December 2009 quarter, principal payments on long-term debt and lines of credit were $7.6 million and dividend payments were $3.9 million.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million outstanding indebtedness under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds are being used for general corporate purposes, including current and future capital expenditures. As a result of these transactions, the Company has extended the average maturity of its total debt outstanding. The Company believes that availability of suitable financing may be sporadic in the future, as it has been for the past twelve to eighteen months, and opportunistically accessed the capital markets.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $185.0 million of total commitments under lines of credit. There are no borrowings outstanding under lines of credit at December 26, 2009.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at December 26, 2009. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at December 26, 2009.

The Company’s long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of December 26, 2009, the Company was in compliance with these covenants.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 26, 2009, the Company had unencumbered real property and equipment with a net book value of approximately $696.8 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 26, 2009.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes and the lines of credit contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	THREE MONTHS ENDED
	DECEMBER 26, 2009	DECEMBER 27, 2008
All items	0.8%	(12.7)%
Food and beverages	0.4%	1.7%
Energy	6.8%	(76.6)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; general concerns about food safety; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties, including those contained in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009, as updated or supplemented by subsequent quarterly reports on Form 10-Q and current reports of Form 8-K filed with the Securities and Exchange Commission.

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

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. Following the comprehensive refinancing undertaken by the Company during the third quarter of fiscal year 2009, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2009.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 26, 2009, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2009. After consideration of the matters discussed above, management has concluded that the Company’s controls and procedures were effective as of December 26, 2009.

(b) Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal year 2010 testing of internal controls over financial reporting and has begun performing tests for fiscal year 2010.

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

INGLES MARKETS, INCORPORATED

Date: January 29, 2010	/S/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: January 29, 2010	/S/ RONALD B. FREEMAN
Ronald B. Freeman Vice President-Finance and Chief Financial Officer