Form 10-Q
period 2010-03-27
INGLES MARKETS INC
filed 2010-04-30
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

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

As of April 26, 2010, the Registrant had 12,888,608 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,623,651 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 27, 2010	SEPTEMBER 26, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$76,437,448	$77,035,848
Receivables - net	51,675,010	50,401,639
Inventories	282,145,193	271,744,736
Other current assets	16,012,830	24,537,514

Total Current Assets	426,270,481	423,719,737
Property and Equipment – Net	1,066,126,042	1,072,937,349
Other Assets	20,950,590	20,951,979

Total Assets	$1,513,347,113	$1,517,609,065

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$59,887,570	$31,314,776
Accounts payable - trade	138,618,941	118,378,264
Accrued expenses and current portion of other long-term liabilities	67,452,036	78,868,836

Total Current Liabilities	265,958,547	228,561,876
Deferred Income Taxes	65,812,000	67,223,000
Long-Term Debt	773,623,097	817,999,569
Other Long-Term Liabilities	6,511,539	5,660,664

Total Liabilities	1,111,905,183	1,119,445,109

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,888,608 shares issued and outstanding at March 27, 2010 and at September 26, 2009	644,430	644,430
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,583,651 and 11,623,651 shares issued and outstanding at March 27, 2010 and at September 26, 2009, respectively	579,183	581,183
Paid-in capital in excess of par value	117,592,932	118,184,132
Retained earnings	282,625,385	278,754,211

Total Stockholders’ Equity	401,441,930	398,163,956

Total Liabilities and Stockholders’ Equity	$1,513,347,113	$1,517,609,065

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 27, 2010	MARCH 28, 2009
Net sales	$837,005,224	$789,175,140
Cost of goods sold	651,136,344	608,051,222

Gross profit	185,868,880	181,123,918
Operating and administrative expenses	161,845,134	157,026,630
Rental income, net	395,110	737,770
Gain from sale or disposal of assets	7,308	392,219

Income from operations	24,426,164	25,227,277
Other income, net	842,849	64,827
Interest expense	16,598,879	13,118,584

Income before income taxes	8,670,134	12,173,520

Income tax expense (benefit):
Current	3,080,000	490,000
Deferred	(5,000)	3,912,000

	3,075,000	4,402,000

Net income	$5,595,134	$7,771,520

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.24	$0.33

Diluted earnings per common share	$0.23	$0.32

Class B Common Stock
Basic earnings per common share	$0.22	$0.30

Diluted earnings per common share	$0.22	$0.30

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 27, 2010	MARCH 28, 2009
Net sales	$1,677,958,425	$1,594,039,805
Cost of goods sold	1,306,828,888	1,227,360,878

Gross profit	371,129,537	366,678,927
Operating and administrative expenses	322,446,132	313,317,561
Rental income, net	668,821	1,545,945
(Loss) gain from sale or disposal of assets	(192,716)	278,553

Income from operations	49,159,510	55,185,864
Other income, net	1,696,403	1,252,420
Interest expense	32,749,769	26,096,462

Income before income taxes	18,106,144	30,341,822

Income tax expense (benefit):
Current	7,389,000	7,453,000
Deferred	(895,000)	3,989,000

	6,494,000	11,442,000

Net income	$11,612,144	$18,899,822

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.50	$0.80

Diluted earnings per common share	$0.48	$0.77

Class B Common Stock
Basic earnings per common share	$0.45	$0.73

Diluted earnings per common share	$0.45	$0.73

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 27, 2010 AND MARCH 28, 2009

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	18,899,822	18,899,822
Cash dividends	—	—	—	—	—	(7,738,862)	(7,738,862)
Common stock conversions	40,000	2,000	(40,000)	(2,000)	—	—	—

Balance, March 28, 2009	12,858,608	$642,930	11,653,651	$582,683	$118,184,132	$276,565,660	$395,975,405

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956
Net income	—	—	—	—	—	11,612,144	11,612,144
Cash dividends	—	—	—	—	—	(7,740,970)	(7,740,970)
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)

Balance, March 27, 2010	12,888,608	$644,430	11,583,651	$579,183	$117,592,932	$282,625,385	$401,441,930

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 27, 2010	MARCH 28, 2009
Cash Flows from Operating Activities:
Net income	$11,612,144	$18,899,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	43,262,798	38,491,214
(Loss) gain on disposals of property and equipment	192,716	(278,553)
Receipt of advance payments on purchase contracts	1,325,000	2,252,413
Recognition of advance payments on purchase contracts	(1,664,627)	(2,112,050)
Deferred income taxes	(895,000)	3,989,000
Changes in operating assets and liabilities:
Receivables	(1,273,371)	1,637,478
Inventory	(10,400,458)	(15,453,772)
Other assets	5,791,365	5,923,757
Accounts payable and accrued expenses	8,641,507	(3,760,485)

Net Cash Provided by Operating Activities	56,592,074	49,588,824

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,195,507	1,091,720
Capital expenditures	(34,248,133)	(103,722,595)

Net Cash Used in Investing Activities	(33,052,626)	(102,630,875)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	426,206,000
Payments on short-term borrowings	—	(413,380,000)
Proceeds from long-term borrowings	—	74,070,924
Principal payments on long-term borrowings	(15,803,678)	(25,766,046)
Common stock repurchases	(593,200)	—
Dividends paid	(7,740,970)	(7,738,862)

Net Cash (Used) Provided by Financing Activities	(24,137,848)	53,392,016

Net (Decrease) Increase in Cash and Cash Equivalents	(598,400)	349,965
Cash and cash equivalents at beginning of period	77,035,848	4,178,897

Cash and Cash Equivalents at End of Period	$76,437,448	$4,528,862

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 27, 2010 and March 28, 2009

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 27, 2010, and the results of operations for the three-month and six-month periods ended March 27, 2010 and March 28, 2009, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 27, 2010 and March 28, 2009. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2009, filed by the Company under the Securities Exchange Act of 1934 on December 7, 2009.

The results of operations for the three-month and six-month periods ended March 27, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three and six months ended March 28, 2009 have been reclassified to conform to the current year presentation in the accompanying financial statements. Beginning with the fiscal quarter ended September 26, 2009 the Company began including the costs of its distribution network in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income. These costs previously were included in the line item “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. While this is an accounting policy election, management believes the new presentation is more closely aligned with industry practice. The amounts for the three and six months ended March 28, 2009 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $582,000 and $639,000 at March 27, 2010 and September 26, 2009, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 27, 2010, the Company had approximately $172,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of March 27, 2010, the Company had gross unrecognized tax benefits of approximately $362,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 27, 2010	September 26, 2009
Property, payroll, and other taxes payable	$9,049,563	$15,783,416
Salaries, wages and bonuses payable	18,658,673	22,203,640
Self-insurance liabilities	13,807,131	14,156,543
Interest	19,658,658	20,414,995
Other	6,278,011	6,310,242

Total	$67,452,036	$78,868,836

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.2 million and $7.1 million for the three-month periods ended March 27, 2010 and March 28, 2009, respectively. For each of the six-month periods ended March 27, 2010 and March 28, 2009, employee insurance expense, net of employee contributions, totaled $15.8 million and $12.7 million, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. At March 27, 2010, the Company had $185.0 million of total commitments available under lines of credit, with no borrowings outstanding.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $7.9 million of unused letters of credit were issued at March 27, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 27, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 21, 2010 and October 22, 2009 to stockholders of record on January 7, 2010 and October 8, 2009, respectively.

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

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock in accordance with FASB ASC Topic 260.

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

	Three Months Ended March 27, 2010		Six Months Ended March 27, 2010
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$3,074,826	$2,520,308	$6,381,229	$5,230,915
Conversion of Class B to Class A shares	2,520,308		5,230,915

Net income allocated, diluted	$5,595,134	$2,520,308	$11,612,144	$5,230,915

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,608	11,616,178	12,888,608	11,619,915
Conversion of Class B to Class A shares	11,616,178		11,619,915

Weighted average shares outstanding, diluted	24,504,786	11,616,178	24,508,523	11,619,915

Earnings per share
Basic	$0.24	$0.22	$0.50	$0.45

Diluted	$0.23	$0.22	$0.48	$0.45

	Three Months Ended March 28, 2009		Six Months Ended March 28, 2009
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,257,080	$3,514,440	$10,341,881	$8,557,941
Conversion of Class B to Class A shares	3,514,440		8,557,941

Net income allocated, diluted	$7,771,520	$3,514,440	$18,899,822	$8,557,941

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,835,311	11,679,948	12,826,960	11,685,299
Conversion of Class B to Class A shares	11,679,948		11,685,299

Weighted average shares outstanding, diluted	24,515,259	11,679,948	24,512,259	11,685,299

Earnings per share
Basic	$0.33	$0.30	$0.80	$0.73

Diluted	$0.32	$0.30	$0.77	$0.73

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Revenues from unaffiliated customers:
Grocery sales	$807,524	$761,822	$1,621,723	$1,537,561
Shopping center rentals	2,325	2,874	4,605	5,655
Fluid dairy	29,481	27,353	56,235	56,479

Total revenues from unaffiliated customers	$839,330	$792,049	$1,682,563	$1,599,695

Income from operations:
Grocery sales	$21,220	$21,266	$42,494	$47,056
Shopping center rentals	395	738	669	1,546
Fluid dairy	2,811	3,223	5,997	6,584

Total income from operations	$24,426	$25,227	$49,160	$55,186

	March 27, 2010	September 26, 2009
Assets:
Grocery sales	$1,360,823	$1,366,248
Shopping center rentals	126,339	126,853
Fluid dairy	28,305	26,450
Elimination of intercompany receivable	(2,120)	(1,942)

Total assets	$1,513,347	$1,517,609

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Grocery	$344,591	$340,962	$693,181	$685,536
Non-foods	166,195	160,337	335,870	321,455
Perishables	190,382	188,239	380,683	377,156
Gasoline	106,356	72,284	211,989	153,414

Total grocery segment	$807,524	$761,822	$1,621,723	$1,537,561

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals is included in the caption “Rental income, net” line of the Condensed Consolidated Statements of Income. Grocery and fluid dairy revenues comprise net sales reported in the Condensed Consolidated Statements of Income.

For the three-month periods ended March 27, 2010 and March 28, 2009, respectively, the fluid dairy segment had $14.6 million and $14.2 million in sales to the grocery sales segment. The fluid dairy segment had $28.3 million and $29.0 million in sales to the grocery sales segment for the six-month periods ended March 27, 2010 and March 28, 2009, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At March 27, 2010 and September 26, 2009, the fair value of the Company’s debt was estimated at $873.0 million and $884.2 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at March 27, 2010 by $39.5 million and more than the carrying value of debt at September 26, 2009 by $34.9 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (73), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of March 27, 2010, the Company operated 70 in-store pharmacies and 66 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 27, 2010, the Company’s self insurance reserves totaled $13.8 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Closed Store Accrual

For closed properties under long-term lease agreements, a liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties, in accordance with FASB ASC Topic 420. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $26.8 million and $25.6 million for the fiscal quarters ended March 27, 2010 and March 28, 2009, respectively. For the six-month periods ended March 27, 2010 and March 28, 2009, vendor allowances applied as a reduction of merchandise costs totaled $52.9 million and $49.2 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.3 million for the fiscal quarter ended March 27, 2010 and $3.2 million for the fiscal quarter ended March 28, 2009. For the six-month periods ended March 27, 2010 and March 28, 2009, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.8 million and $6.5 million, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising, as well as the volume and frequency of the Company’s product advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenue, as such allowances do not directly generate revenue for the Company’s stores.

Uncertain Tax Positions

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax positions. The Company’s positions are evaluated in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of provisions for and changes to uncertain tax positions as the Company considers appropriate. Unfavorable settlement of any particular position would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 27, 2010 and March 28, 2009. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three- and six-month periods ended March 27, 2010 and March 28, 2009, comparable store sales include 196 and 195 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.2%	23.0%	22.1%	23.0%
Operating and administrative expenses	19.3%	19.9%	19.2%	19.7%
Rental income, net	0.1%	0.1%	—%	0.1%
Gain from sale or disposal of assets	—%	0.1%	—%	—%
Income from operations	2.9%	3.2%	2.9%	3.5%
Other income, net	0.1%	—%	0.1%	0.1%
Interest expense	2.0%	1.7%	2.0%	1.6%
Income before income taxes	1.0%	1.5%	1.1%	1.9%
Income taxes	0.3%	0.6%	0.4%	0.7%
Net income	0.7%	1.0%	0.7%	1.2%

Three Months Ended March 27, 2010 Compared to the Three Months Ended March 28, 2009

Net income for the second quarter of fiscal 2010 totaled $5.6 million, compared with net income of $7.8 million earned for the second quarter of fiscal 2009. Total and comparable store sales increases were offset by higher interest and other expenses influenced by the Company’s accelerated store development strategy during fiscal years 2008 and 2009.

Net Sales. Net sales increased by $47.8 million to $837.0 million for the three months ended March 27, 2010 from $789.2 million for the three months ended March 28, 2009. Ingles operated 202 stores at March 27, 2010, compared to 200 stores at March 28, 2009. Retail square footage was approximately 10.8 million at March 27, 2010 and 10.6 million at March 28, 2009. Excluding gasoline sales, grocery segment sales increased 1.7% over the comparative fiscal second quarters.

Grocery segment comparable store sales grew $39.2 million, or 5.2% in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. Excluding gasoline, comparable store sales increased 1.1%. Comparable store sales growth excluding gasoline continues to be affected by price deflation and the effect of the economic recession on consumer spending. The number of customer transactions (excluding gasoline) increased 7.8%, while the average transaction size (excluding gasoline) decreased by 6.3%.

In contrast to many of the Company’s other products, the retail price of gasoline was approximately 49.0% higher during the second quarter of fiscal year 2010 compared with the 2nd quarter of fiscal year 2009. Total gallons sold were level over the comparable fiscal quarters, as unusually bad weather during the quarter ended March 27, 2010 restricted travel in much of the Company’s market area.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 27, 2010	March 28, 2009
Grocery	$344,591	$340,962
Non-foods	166,195	160,337
Perishables	190,382	188,239
Gasoline	106,356	72,284

Total grocery segment	$807,524	$761,822

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended March 27, 2010 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 28, 2009	$761,822
Comparable store sales increase (including gasoline)	39,202
Impact of stores opened in fiscal 2009 and 2010	7,441
Impact of stores closed in fiscal 2009 and 2010	(940)
Other	(1)

Total grocery sales for the three months ended March 27, 2010	$807,524

Net sales to outside parties for the Company’s milk processing subsidiary increased $2.1 million or 7.8% in the March 2010 quarter compared to the March 2009 quarter. The sales increase is attributable to an approximately 16% increase in raw milk plus packaging costs in the March 2010 quarter compared to the March 2009 quarter, offset by an approximately 1.3% decrease in the case volume of products sold.

Gross Profit. Gross profit for the three-month period ended March 27, 2010 increased $4.8 million, or 2.6%, to $185.9 million, or 22.2% of sales, compared with gross profit $181.1 million, or 23.0% of sales, for the three-month period ended March 28, 2009.

Grocery segment gross profit as a percentage of total sales was affected by lower margins on gasoline, competitive factors and the effect of price deflation on certain of the Company’s products. The Company’s emphasis on sales growth, market share and customer satisfaction has affected its prices and margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 25.4% for the three months ended March 27, 2010 compared with 25.2% for the three months ended March 28, 2009.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 11.3% for the March 2010 quarter, compared with 13.1% of sales, for the March 2009 quarter. Raw milk prices were higher during the March 2010 quarter, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price. Competitive issues also served to keep gross margins lower.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment were previously included in operating and administrative expenses and totaled $12.9 million and $11.6 million for the quarters ended March 2010 and March 2009, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.8 million, or 3.1%, to $161.8 million for the three months ended March 27, 2010, from $157.0 million for the three months ended March 28, 2009. As a percentage of sales, operating and administrative expenses were 19.3% for the three months ended March 27, 2010 compared with 19.9% for the three months ended March 28, 2009. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.0% of sales for the second fiscal 2010 quarter compared with 21.8% for the second fiscal quarter of 2009. The increased number of new and remodeled stores opened by the Company during fiscal years 2008 and 2009 contributed to higher expenses, while the economic recession has resulted in a longer sales growth time period to cover such expenses.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$2.3	0.27%
Depreciation and amortization	$1.3	0.16%
Insurance expense	$0.6	0.08%
Rent expense – building and land	$0.6	0.07%
Advertising and promotion expense	$(0.7)	(0.09	) %

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and the accelerated number of new and remodeled stores.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures in fiscal years 2008 and 2009.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

Rent expense for buildings and land increased as a result of the settlement of future commitments for leased stores no longer operated by the Company.

Advertising and promotion expenses decreased due to more targeted programs and due to higher vendor reimbursements for cooperative advertising.

Rental Income, Net. Rental income, net totaled $0.4 million for the quarter ended March 27, 2010 and $0.7 million for the quarter ended March 28, 2009. The Company’s expansion and relocation activities have resulted in less tenant space available for lease, and the economic recession has increased tenant vacancies.

Gain From Sale or Disposal of Assets. Gains from the sale or disposal of assets were negligible for the three months ended March 27, 2010, compared with net gains totaling $0.4 million for the three months ended March 28, 2009. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $0.8 million for the three-month period ended March 27, 2010 compared with $0.1 million for the three-month period ended March 28, 2009. The increase was due primarily to increases in the selling price for waste paper and packaging and the timing of vendor recovery payments.

Interest Expense. Interest expense increased $3.5 million for the three-month period ended March 27, 2010 to $16.6 million from $13.1 million for the three-month period ended March 28, 2009. Total debt at March 27, 2010 was $833.5 million compared with $778.3 million at March 28, 2009.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.5% for the quarter ended March 27, 2010 compared with 36.2% for the quarter ended March 28, 2009. The effective tax rate decreased primarily as a result of lower state income taxes and increased tax credits.

Net Income. Net income totaled $5.6 million for the three-month period ended March 27, 2010 compared with $7.8 million for the three-month period ended March 28, 2009. Net income, as a percentage of sales, was 0.7% for the quarter ended March 27, 2010 and 1.0% for the quarter ended March 28, 2009. Basic and diluted earnings per share for Class A Common Stock were $0.24 and $0.23 for the quarter ended March 27, 2010 compared to $0.33 and $0.32, respectively, for the quarter ended March 28, 2009. Basic and diluted earnings per share for Class B Common Stock were each $0.22 for the quarter ended March 27, 2010 compared to $0.30 of basic and diluted earnings per share for the quarter ended March 28, 2009.

Six Months Ended March 27, 2010 Compared to the Six Months Ended March 28, 2009

Net income for the first half of fiscal 2010 totaled $11.6 million, compared with net income of $18.9 million earned for the comparable fiscal 2009 period. Total and comparable store sales increases were offset by higher interest and other expenses influenced by the Company’s accelerated store development strategy during fiscal years 2008 and 2009.

Net Sales. Net sales increased by $83.9 million to $1.68 billion for the six months ended March 27, 2010 from $1.59 billion for the six months ended March 28, 2009. Excluding gasoline, grocery segment sales increased $25.6 million, or 1.8% over the comparative six month 2010 and 2009 periods.

Grocery segment comparable store sales grew $65.7 million, or 4.3% for the first six months of fiscal 2010 compared to the same period of fiscal 2009. Excluding gasoline, comparable store sales increased 1.0%. Comparable store sales growth excluding gasoline continues to be affected by price deflation and the effect of the economic recession on consumer spending. The number of customer transactions (excluding gasoline) increased 10.8%, while the average transaction size (excluding gasoline) decreased by 8.1%.

In contrast to many of the Company’s other products, the retail price of gasoline was approximately 29.4% higher during the first six months of fiscal 2010 compared with the first six months of fiscal 2009. Total gallons sold increased 6.4% over the comparable six month periods.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 27, 2010	March 28, 2009
Grocery	$693,181	$685,536
Non-foods	335,870	321,455
Perishables	380,683	377,156
Gasoline	211,989	153,414

Total grocery segment	$1,621,723	$1,537,561

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the six months ended March 27, 2010 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 28, 2009	$1,537,561
Comparable store sales increase (including gasoline)	65,746
Impact of stores opened in fiscal 2009 and 2010	20,354
Impact of stores closed in fiscal 2009 and 2010	(1,937)
Other	(1)

Total grocery sales for the six months ended March 27, 2010	$1,621,723

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.2 million, or 0.4%, for the six months ended March 2010 compared with the six months ended March 2009. These relatively flat comparative amounts resulted despite volatility in raw milk prices and sales volume during the first six months of fiscal 2010.

Sales growth for the remainder of fiscal 2010 will depend upon the pace of economic improvement and market prices for gasoline and raw milk. The Company expects that the maturation of new and expanded stores will contribute to sales growth, albeit at a slower pace due to current economic conditions.

Gross Profit. Gross profit for the six months ended March 27, 2010 increased $4.4 million, or 1.2%, to $371.1 million compared with $366.7 million, for the six months ended March 28, 2009. As a percent of sales, gross profit was 22.1% for the six months ended March 27, 2010 compared with 23.0% for the six months ended March 28, 2009.

Gross profit dollars increased due to the higher sales volume and a change in the mix of products sold in the grocery segment. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.2% for the six months ended March 27, 2010 compared with 25.1% for the same period of last fiscal year.

As noted in the discussion of the Company’s three month results, distribution network costs for the grocery segment were previously included in operating and administrative expenses and totaled $24.6 million and $23.2 million for the six months ended March 2010 and March 2009, respectively.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 12.4% for the March 2010 six month period, compared with 13.1% of sales for the March 2009 six month period. Raw milk prices and case volume sales were relatively level, but competitive issues served to keep gross margins lower.

Operating and Administrative Expenses. Operating and administrative expenses increased $9.1 million, or 2.9%, to $322.4 million for the six months ended March 27, 2010, from $313.3 million for the six months ended March 28, 2009. As a percentage of sales, operating and administrative expenses decreased to 19.2% for the six-month period ended March 27, 2010 from 19.7% for the six-month period ended March 28, 2009. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.8% of sales for the fiscal 2010 six month period compared with 21.6% for the first six months of fiscal 2009. The increased number of new and remodeled stores opened by the Company during fiscal years 2008 and 2009 contributed to higher expenses, while the economic recession has resulted in a longer sales growth time period to cover such expenses.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$3.9	0.23%
Depreciation and amortization	$3.1	0.18%
Insurance expense	$2.7	0.16%
Bank charges	$0.9	0.05%
Advertising and promotion expense	$(2.0)	(0.12	) %

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and the accelerated number of new and remodeled stores.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures in fiscal years 2008 and 2009.

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

Rental Income, Net. Rental income, net decreased $0.8 million to $0.7 million for the six-month period ended March 27, 2010 from $1.5 million in the March 2009 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease, and the economic recession has increased tenant vacancies.

(Loss) Gain From Sale or Disposal of Assets. Losses from the sale or disposal of assets totaled $0.2 million for the six months ended March 27, 2010, compared with gains on sale or disposal of assets totaling $0.3 million for the six months ended March 28, 2009. During the March 2009 quarter, the Company sold an outparcel at a gain of approximately $1.0 million, offset by losses on the disposal of equipment resulting from store redevelopment activities.

Other Income, Net. Other income, net totaled $1.7 million for the six-month period ended March 27, 2010 compared with $1.3 million for the six-month period ended March 28, 2009. The increase was due primarily to increases in the selling price for waste paper and packaging and the timing of vendor recovery payments.

Interest Expense. Interest expense increased $6.7 million to $32.8 million for the six months ended March 27, 2010 from $26.1 million for the six months ended March 28, 2009. Interest expense is higher due to higher total debt, including the issuance of $575.0 million aggregate principal amount of senior notes due in 2017 in May 2009, and related transactions.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.9% for the six-month period ended March 27, 2010 compared to 37.7% for the six-month period ended March 28, 2009. The effective tax rate decreased primarily as a result of lower state income taxes and increased tax credits.

Net Income. Net income totaled $11.6 million for the six-month period ended March 27, 2010 compared with $18.9 million for the six-month period ended March 28, 2009. Net income, as a percentage of sales, was 0.7% for the six months ended March 27, 2010 and 1.2% for the six months ended March 28, 2009. Basic and diluted earnings per share for Class A Common Stock were $0.50 and $0.48 for the six months ended March 27, 2010 compared to $0.80 and $0.77, respectively, for the six months ended March 28, 2009. Basic and diluted earnings per share for Class B Common Stock were each $0.45 for the six months ended March 27, 2010 compared to $0.73 of basic and diluted earnings per share for the six months ended March 28, 2009.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Therefore, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations. The Company will also add fuel centers and other products complementary to grocery sales where market conditions and real estate considerations warrant.

Capital expenditures totaled $34.2 million for the six-month period ended March 27, 2010, including the opening of two new stores and one remodeled store. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2010 and in fiscal 2011. Capital expenditures totaled $103.7 million for the six months ended March 28, 2009.

Because of uncertain economic conditions, the Company’s capital expenditures thus far in fiscal year 2010 are lower than previous years. Subject to overall economic conditions and the Company’s financial performance, capital expenditure plans for all of fiscal 2010 include investments of approximately $120 million. At the present time, the Company intends to open five new, remodeled, or replacement stores, and add four new fuel stations at either new or existing stores. Expenditures will also include investments in stores expected to open in fiscal 2011, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $120 to $170 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by the Company’s financial performance, overall economic conditions and the availability of financing, which is currently limited. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include borrowings under $185.0 million of committed lines of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $707 million, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at March 27, 2010 totaled $23.2 million.

Liquidity

The Company had cash on hand of $76.4 million at March 27, 2010. This cash balance resulted primarily from financings accomplished during fiscal 2009 and a lower level of capital expenditures. The Company is being cautious with its liquidity until economic conditions improve and stores developed in fiscal years 2008 and 2009 have an opportunity to mature in a more typical operating environment. Interest earned on this cash balance is much lower than the Company’s average borrowing rate, resulting in a short-term decrease in earnings until the cash can be profitably deployed.

The Company generated net cash from operations of $56.6 million for the six months ended March 27, 2010 compared to $49.6 million for the comparable 2009 period. Most of the change is attributable to increased non-cash depreciation, lower inventory growth and lower net income.

Cash used by investing activities for the six-month period ended March 27, 2010 totaled $33.1 million, comprised primarily of $34.2 million of capital expenditures during the period, partially offset by $1.2 million of proceeds from the sale of assets.

Cash used by financing activities during the six-month period ended March 27, 2010 totaled $24.1 million. Cash used by financing activities during this period included principal payments on long-term debt of $15.8 million and dividend payments of $7.7 million. The Company also used cash of $0.6 million to repurchase 40,000 shares of Class B Common Stock from the Company’s Investment/Profit Sharing Plan (the “Plan”). The Plan used the proceeds to fund retirement distributions. The shares were repurchased by the Company under a program announced in March, 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $185.0 million of total commitments under lines of credit. There are no borrowings outstanding under lines of credit at March 27, 2010.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $7.9 million of unused letters of credit were issued at March 27, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 27, 2010.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, certain levels of fixed charge coverage, leverage and net worth. These covenants have the effect of restricting certain types of transactions, including additional borrowings and the payment of cash dividends in excess of current quarterly per share amounts. As of March 27, 2010, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $294 million of additional borrowings (including borrowings under committed lines of credit) at March 27, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 27, 2010, the Company had unencumbered real property and equipment with a net book value of approximately $707 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

	Three Months Ended		Twelve Months Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
All items	0.1%	2.2%	2.3%	(0.4)%
Food and beverages	0.2%	(0.7)%	0.2%	4.3%
Energy	0.8%	7.9%	18.3%	(23.0)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect,” “anticipate,” “intend,” “plan,”“likely,”“goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report. The Company does not undertake and specifically denies any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 27, 2010, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2009. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 27, 2010.

(b) Changes in Internal Control over Financial Reporting

The Company has begun testing of internal controls over financial reporting performing tests for fiscal 2010.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SHARES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
December 27, 2009 to January 30, 2010	—	$—	—	1,000,000
Second four weeks
January 31, 2010 to February 27, 2010	—	—	—	1,000,000
Third four weeks
February 28, 2010 to March 27, 2010	40,000	$14.83	40,000	960,000

Total	40,000	$14.83	40,000	960,000

(1)	The reported periods conform to the Company’s fiscal calendar composed of twelve months ending on the last Saturday of each calendar month. The second quarter of fiscal 2010 contained 13 weeks.
(2)	Shares were purchased under a program authorized by the Board of Directors and announced on March 9, 2010. Under the program, up to one million shares of Class A Common Stock or Class B Common Stock may be repurchased. The program has no expiration date but may be terminated by the Board of Directors at any time. Through March 27, 2010 all shares purchased have been Class B Common Stock
(3)	Shares shown in this column reflect shares remaining under the one million share repurchase program referenced in Note (2) above.

Item 5. OTHER INFORMATION

The Annual Meeting of Stockholders of Ingles Markets, Incorporated was held Tuesday, February 9, 2010. At this meeting, the Company’s stockholders voted on the following proposals:

1.	Elect nine members of the Board of Directors by holders of Class A Common Stock and Class B Common Stock to serve until the 2011 Annual Meeting of Stockholders:

Name	Common Stock	Votes For	Votes Withheld
Fred D. Ayers	Class A	9,852,446	145,934
John O. Pollard	Class A	9,820,744	177,636
Ronald B. Freeman	Class B	11,159,125	0
Charles L. Gaither, Jr.	Class B	11,159,125	0
Robert P. Ingle	Class B	11,159,125	0
Robert P. Ingle, II	Class B	11,159,125	0
James W. Lanning	Class B	11,159,125	0
Charles E. Russell	Class B	11,159,125	0
Laura Ingle Sharp	Class B	11,159,125	0

2.	Consider and vote on a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending September 25, 2010:

Class A & B *
For	123,377,580
Against	45,689
Abstain	12,897
Broker non-votes	5,688,952

*	Holders of Class A Common Stock have one vote per share and the holders of Class B Common Stock have ten votes per share.

Item 6. EXHIBITS

(a)	Exhibits.

1)	Exhibit 10.1 Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

2)	Exhibit 31.1 Rule 13a-14(a) Certification

3)	Exhibit 31.2 Rule 13a-14(a) Certification

4)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

5)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: April 30, 2010	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: April 30, 2010	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer