Form 10-Q
period 2010-06-26
INGLES MARKETS INC
filed 2010-07-30
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

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

As of July 27, 2010, the Registrant had 12,889,358 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,582,901 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 26, 2010	September 26, 2009
ASSETS

Current Assets:
Cash and Cash Equivalents	$53,174,228	$77,035,848
Notes and Accounts Receivable, net	53,008,861	50,401,639
Inventories	283,624,176	271,744,736
Other Current Assets	13,600,408	24,537,514

Total Current Assets	403,407,673	423,719,737
Property and Equipment – net	1,080,981,729	1,072,937,349
Other Assets	20,693,475	20,951,979

Total Assets	$1,505,082,877	$1,517,609,065

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$91,373,127	$31,314,776
Accounts payable - trade	132,392,530	118,378,264
Accrued expenses and current portion of other long-term liabilities	62,611,676	78,868,836

Total Current Liabilities	286,377,333	228,561,876
Deferred Income Taxes	68,664,000	67,223,000
Long-Term Debt	734,203,360	817,999,569
Other Long-Term Liabilities	6,591,480	5,660,664

Total Liabilities	1,095,836,173	1,119,445,109

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,889,358 shares issued and outstanding June 26, 2010; 12,889,608 shares issued and outstanding at September 26, 2009	644,468	644,430
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,582,901 shares issued and outstanding June 26, 2010; 11,623,651 shares issued and outstanding at September 26, 2009	579,145	581,183
Paid-in capital in excess of par value	117,592,932	118,184,132
Retained earnings	290,430,159	278,754,211

Total Stockholders’ Equity	409,246,704	398,163,956

Total Liabilities and Stockholders’ Equity	$1,505,082,877	$1,517,609,065

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 26, 2010	June 27, 2009
Net sales	$856,128,148	$826,765,973
Cost of goods sold	659,241,460	635,199,416

Gross profit	196,886,688	191,566,557
Operating and administrative expenses	164,462,526	157,950,967
Rental income, net	458,527	325,715
Gain (loss) from sale or disposal of assets	129,571	(98,814)

Income from operations	33,012,260	33,842,491
Other income, net	1,533,480	416,387
Interest expense	16,206,484	16,434,384
Loss on early extinguishment of debt	—	10,240,667

Income before income taxes	18,339,256	7,583,827

Income tax expense (benefit):
Current	3,598,000	(3,120,000)
Deferred	3,072,000	5,967,000

	6,670,000	2,847,000

Net income	$11,669,256	$4,736,827

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.50	$0.20

Diluted earnings per common share	$0.48	$0.19

Class B Common Stock
Basic earnings per common share	$0.45	$0.18

Diluted earnings per common share	$0.45	$0.18

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 26, 2010	June 27, 2009
Net sales	$2,534,086,573	$2,420,805,779
Cost of goods sold	1,966,070,348	1,862,560,295

Gross profit	568,016,225	558,245,484
Operating and administrative expenses	486,908,658	471,268,528
Rental income, net	1,127,348	1,871,660
(Loss) gain from sale or disposal of assets	(63,145)	179,739

Income from operations	82,171,770	89,028,355
Other income, net	3,229,883	1,668,806
Interest expense	48,956,253	42,530,846
Loss on early extinguishment of debt	—	10,240,667

Income before income taxes	36,445,400	37,925,648

Income tax expense:
Current	10,987,000	4,333,000
Deferred	2,177,000	9,956,000

	13,164,000	14,289,000

Net income	$23,281,400	$23,636,648

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.99	$1.01

Diluted earnings per common share	$0.96	$0.95

Class B Common Stock
Basic earnings per common share	$0.90	$0.92

Diluted earnings per common share	$0.90	$0.92

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 26, 2010 AND JUNE 27, 2009

	Class A Common Stock		Class B Common Stock		Paid-in Capital in
	Shares	Amount	Shares	Amount	Excess of Par Value	Retained Earnings	Total
Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445

Net income	—	—	—	—	—	23,636,648	23,636,648

Cash dividends	—	—	—	—	—	(11,608,893)	(11,608,893)
Common stock conversions	40,000	2,000	(40,000)	(2,000)	—	—	—

Balance, June 27, 2009	12,858,608	$642,930	11,653,651	$582,683	$118,184,132	$277,432,455	$396,842,200

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956

Net income	—	—	—	—	—	23,281,400	23,281,400

Cash dividends	—	—	—	—	—	(11,605,452)	(11,605,452)
Common stock conversions	750	38	(750)	(38)	—	—	—
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)

Balance, June 26, 2010	12,889,358	$644,468	11,582,901	$579,145	$117,592,932	$290,430,159	$409,246,704

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 26, 2010	June 27, 2009
Cash Flows from Operating Activities:
Net income	$23,281,400	$23,636,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	64,011,316	58,974,477
Loss on extinguishment of debt	—	10,240,667
Loss (gain) on disposals of property and equipment	63,145	(179,739)
Receipt of advance payments on purchases contracts	2,677,167	2,252,413
Recognition of advance payments on purchases contracts	(2,536,045)	(3,249,405)
Deferred income taxes	2,177,000	9,956,000
Changes in operating assets and liabilities:
Receivables	(2,607,222)	(2,976,105)
Inventory	(11,879,441)	(21,859,004)
Other assets	7,132,296	(11,650,181)
Accounts payable and accrued expenses	(6,404,545)	(7,131,073)

Net Cash Provided by Operating Activities	75,915,071	58,014,698

Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,434,109	1,122,119
Capital expenditures	(65,274,290)	(127,400,360)

Net Cash Used by Investing Activities	(63,840,181)	(126,278,241)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	528,069,000
Payments on short-term borrowings	—	(555,824,000)
Proceeds from issuance of bonds	—	555,151,000
Bond issuance costs	—	(11,787,356)
Proceeds from other long-term borrowings	—	74,070,924
Principal payments on long-term borrowings	(23,737,858)	(451,112,009)
Prepayment penalties on debt extinguishment	—	(6,825,418)
Common stock repurchases	(593,200)	—
Dividends paid	(11,605,452)	(11,608,893)

Net Cash (Used) Provided by Financing Activities	(35,936,510)	120,133,248

Net (Decrease) Increase in Cash and Cash Equivalents	(23,861,620)	51,869,705
Cash and cash equivalents at beginning of year	77,035,848	4,178,897

Cash and Cash Equivalents at End of Period	$53,174,228	$56,048,602

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 26, 2010 and June 27, 2009

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”) as of June 26, 2010, the results of operations for the three-month and nine-month periods ended June 26, 2010 and June 27, 2009, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 26, 2010 and June 27, 2009. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2009 filed by the Company under the Securities Exchange Act of 1934 on December 7, 2009.

The results of operations for the three-month and nine-month periods ended June 26, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts for the three and nine months ended June 27, 2009 have been reclassified to conform to the current year presentation in the accompanying financial statements. Beginning with the fiscal quarter ended September 26, 2009 the Company began including the costs of its distribution network in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income. These costs previously were included in the line item “Operating and administrative expenses” on the Condensed Consolidated Statements of Income. While this is an accounting policy election, management believes the new presentation is more closely aligned with industry practice. The amounts for the three and nine months ended June 27, 2009 have been reclassified to conform to the current year presentation in the accompanying consolidated financial statements.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $545,000 and $639,000 at June 26, 2010 and September 26, 2009, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 26, 2010, the Company had approximately $53,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of June 26, 2010, the Company had gross unrecognized tax benefits of approximately $140,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2004. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 26, 2010	September 26, 2009
Property, payroll, and other taxes payable	$12,693,789	$15,783,416
Salaries, wages and bonuses payable	21,484,169	22,203,640
Self-insurance liabilities	14,140,187	14,156,543
Income taxes payable	2,529,079	—
Interest	6,836,685	20,414,995
Other	4,927,767	6,310,242

	$62,611,676	$78,868,836

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $4.8 million and $5.8 million for each of the three-month periods ended June 26, 2010 and June 27, 2009, respectively. For the nine-month periods ended June 26, 2010 and June 27, 2009, employee insurance expense, net of employee contributions, totaled $20.7 million and $18.5 million, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. At June 26, 2010, the Company had $185.0 million of total commitments available under lines of credit, with no borrowings outstanding.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.4 million of unused letters of credit were issued at June 26, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 26, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 22, 2010, January 21, 2010 and October 22, 2009 to stockholders of record on April 8, 2010, January 7, 2010 and October 8, 2009, respectively.

H. COMMON STOCK AND CALCULATON OF EARNINGS PER COMMON SHARE

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

	Three Months Ended June 26, 2010		Nine Months Ended June 26, 2010

	Class A	Class B	Class A	Class B

Numerator: Allocated net income
Net income allocated, basic	$6,422,210	$5,247,046	$12,800,393	$10,481,007
Conversion of Class B to Class A shares	5,247,046	—	10,481,007	—

Net income allocated, diluted	$11,669,256	$5,247,046	$23,281,400	$10,481,007

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,707	11,583,552	12,888,641	11,607,794
Conversion of Class B to Class A shares	11,583,552	—	11,607,794	—

Weighted average shares outstanding, diluted	24,472,259	11,583,552	24,496,435	11,607,794

Earnings per share
Basic	$0.50	$0.45	$0.99	$0.90

Diluted	$0.48	$0.45	$0.96	$0.90

The per share amounts for the third quarter of fiscal 2009 and the nine months ended June 27, 2009 are based on the following amounts:

	Three Months Ended June 27, 2009		Nine Months Ended June 27, 2009

	Class A	Class B	Class A	Class B

Numerator: Allocated net income
Net income allocated, basic	$2,596,736	$2,140,091	$12,936,804	$10,699,844
Conversion of Class B to Class A shares	2,140,091	—	10,699,844	—

Net income allocated, diluted	$4,736,827	$2,140,091	$23,636,648	$10,699,844

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,858,608	11,653,651	12,837,509	11,674,750
Conversion of Class B to Class A shares	11,653,651	—	11,674,750	—

Weighted average shares outstanding, diluted	24,512,259	11,653,651	24,512,259	11,674,750

Earnings per share
Basic	$0.20	$0.18	$1.01	$0.92

Diluted	$0.19	$0.18	$0.95	$0.92

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Revenues from unaffiliated customers:
Grocery sales	$826,969	$801,372	$2,448,692	$2,338,933
Shopping center rentals	2,288	2,459	6,893	8,114
Fluid dairy	29,160	25,393	85,395	81,872

Total revenues from unaffiliated customers	$858,417	$829,224	$2,540,980	$2,428,919

Income from operations:
Grocery sales	$29,931	$30,120	$72,425	$77,176
Shopping center rentals	458	326	1,127	1,872
Fluid dairy	2,623	3,396	8,620	9,980

Total income from operations	$33,012	$33,842	$82,172	$89,028

	June 26, 2010	September 26, 2009
Assets:
Grocery sales	$1,352,126	$1,366,248
Shopping center rentals	126,339	126,853
Fluid dairy	28,807	26,450
Elimination of intercompany receivable	(2,189)	(1,942)

Total assets	$1,505,083	$1,517,609

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009

Grocery	$332,347	$336,332	$1,025,527	$1,021,869
Non-foods	175,491	171,952	511,361	493,407
Perishables	204,781	197,215	585,464	574,371
Gasoline	114,350	95,873	326,340	249,286

Total grocery segment	$826,969	$801,372	$2,448,692	$2,338,933

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals is reported on the rental income, net line of the income statements. Grocery and fluid dairy revenues are included in the caption “Net sales” in the Condensed Consolidated Statements of Income.

For the three-month periods ended June 26, 2010 and June 27, 2009, respectively, the fluid dairy segment had $13.4 million and $12.7 million in sales to the grocery sales segment. The fluid dairy segment had $41.7 million in sales to the grocery sales segment for each of the nine-month periods ended June 26, 2010 and June 27, 2009. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At June 26, 2010 and September 26, 2009, the fair value of the Company’s debt was estimated at $854.3 million and $884.2 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at June 26, 2010 by $28.8 million and less than the carrying value of debt at September 26, 2009 by $34.9 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (73), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 26, 2010, the Company operated 70 in-store pharmacies and 69 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 26, 2010, the Company’s self insurance reserves totaled $14.1 million for employee group insurance, workers’ compensation insurance and general liability insurance.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $26.4 million and $26.0 million for the fiscal quarters ended June 26, 2010 and June 27, 2009, respectively. For the nine-month periods ended June 26, 2010 and June 27, 2009, vendor allowances applied as a reduction of merchandise costs totaled $79.3 million and $75.1 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million for the fiscal quarter ended June 26, 2010 and $3.7 million for the fiscal quarter ended June 27, 2009. For the nine-month periods ended June 26, 2010 and June 27, 2009, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.0 million and $10.2 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited condensed consolidated statements of income for the three and nine-month periods ended June 26, 2010 and June 27, 2009. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 26, 2010 and June 27, 2009, comparable store sales include 196 and 195 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.0%	23.2%	22.4%	23.1%
Operating and administrative expenses	19.2%	19.1%	19.2%	19.5%
Rental income, net	0.1%	—%	—%	0.1%
Income from operations	3.9%	4.1%	3.2%	3.7%
Other income, net	0.2%	—%	0.1%	0.1%
Interest expense	1.9%	2.0%	1.9%	1.8%
Loss on early extinguishment of debt	—%	1.2%	—%	0.4%
Income taxes	0.8%	0.3%	0.5%	0.6%
Net income	1.4%	0.6%	0.9%	1.0%

Three Months Ended June 26, 2010 Compared to the Three Months Ended June 27, 2009

Net income for the third quarter of fiscal 2010 totaled $11.7 million, compared with net income of $4.7 million earned for the third quarter of fiscal 2009. During the third quarter of fiscal 2009, the Company issued $575 million aggregate principal amount of senior notes in a private placement and used a portion of the proceeds to repay existing debt that carried call premiums or prepayment penalties. As a result, the Company incurred debt extinguishment expenses totaling $10.2 million during the third quarter of 2009. Excluding this amount, income before income taxes increased to $18.3 million for the three months ended June 26, 2010 from $17.8 million for the three months ended June 27, 2009.

Net Sales. Net sales increased 3.6% to $856.1 million for the three months ended June 26, 2010 from $826.8 million for the three months ended June 27, 2009. Excluding gasoline, net sales increased 1.5%. Ingles operated 202 stores at June 26, 2010, compared to 201 stores at June 27, 2009. Retail square footage was approximately10.8 million at June 26, 2010 and approximately 10.7 million at June 27, 2009.

Grocery segment comparable store sales grew $22.7 million, or 2.9% in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009. Excluding gasoline, comparable store sales increased 0.8%. Comparable store sales growth excluding gasoline continues to be affected by price deflation and the effect of the economic recession on consumer spending. The number of customer transactions (excluding gasoline) increased 7.9%, while the average transaction size (excluding gasoline) decreased by 7.0%.

In contrast to many of the Company’s other products, the retail price of gasoline was approximately 24% higher during the third quarter of fiscal 2010 compared with the third quarter of fiscal 2009. Total gallons sold decreased 3.8% over the comparable fiscal quarters due to an overall decrease in demand.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 26, 2010	June 27, 2009

Grocery	$332,347	$336,332
Non-foods	175,491	171,952
Perishables	204,781	197,215
Gasoline	114,350	95,873

Total grocery segment	$826,969	$801,372

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 26, 2010 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 27, 2009	$801,372
Comparable store sales decrease (including gasoline)	22,680
Impact of stores opened in fiscal 2009 and 2010	3,874
Impact of stores closed in fiscal 2009 and 2010	(943)
Other	(14)

Total grocery sales for the three months ended June 26, 2010	$826,969

Net sales to outside parties for the Company’s milk processing subsidiary increased $3.8 million, or 14.8%, in the June 2010 quarter compared to the June 2009 quarter. The sales increase is attributable to an increase in raw milk costs, which are generally passed on to customers in the pricing of milk products. The volume of gallons sold was level across the comparative fiscal quarters.

Gross Profit. Gross profit for the three-month period ended June 26, 2010 increased $5.3 million, or 2.8%, to $196.9 million, or 23.0% of sales, compared to $191.6 million, or 23.2% of sales, for the three-month period ended June 27, 2009.

Grocery segment gross profit as a percentage of total sales was influenced by gasoline margins (which are typically much lower than margins earned on other grocery segment products), competitive factors and the effect of price deflation on certain of the Company’s products. The Company’s emphasis on sales growth, market share and customer satisfaction has affected its prices and margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 26.0% for the three months ended June 26, 2010 compared with 25.9% for the three months ended June 27, 2009.

Gross profit for the Company’s milk processing subsidiary for the June 2010 quarter decreased $0.6 million, or 10.6%, to $5.0 million, or 11.9% of sales, compared to $5.6 million, or 14.8% of sales for the June 2009 quarter. Raw milk prices were higher during the June 2010 quarter, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price. Competitive issues also served to keep gross margins lower.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment were previously included in operating and administrative expenses and totaled $10.5 million and $11.8 million for the quarters ended June 2010 and June 2009, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.5 million, or 4.1%, to $164.5 million for the three months ended June 26, 2010, from $158.0 million for the three months ended June 27, 2009. As a percentage of sales, operating and administrative expenses were 19.2% for the three months ended June 26, 2010 compared to 19.1% for the three months ended June 27, 2009. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.0% of sales for the third fiscal 2010 quarter compared to 21.5% for the third fiscal quarter of 2009. The increased number of new and remodeled stores opened by the Company during fiscal years 2008 and 2009 contributed to higher expenses, while the economic recession has resulted in a longer sales growth time period to cover such expenses.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales

Salaries and wages	$2.6	0.31%
Bank charges	$1.0	0.12%
Insurance expenses	$1.0	0.12%
Depreciation and amortization	$0.9	0.10%
Legal and professional fees and expenses	$0.8	0.10%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and the accelerated number of new and remodeled stores.

Bank charges increased due to an increase in the number of customer transactions and increases in per transaction interchange fees.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

Depreciation and amortization increased as a result of the Company’s higher level of capital expenditures.

Legal and professional fees and expenses increased due to litigation costs related to store properties.

Rental Income, Net. Rental income, net totaled $0.5 million for the June 2010 quarter compared with $0.3 million for the June 2009 quarter. This increase is primarily related to the timing of tenant collections.

Other Income, Net. Other income, net totaled $1.5 million and $0.4 million for the three-month periods ended June 26, 2010 and June 27, 2009, respectively. The increase consists primarily of higher unit sales prices for waste paper and packaging, and an increase in the volume sold of these items.

Interest Expense. Interest expense decreased $0.2 million for the three-month period ended June 26, 2010 to $16.2 million from $16.4 million for the three-month period ended June 27, 2009. Total debt at June 2010 was $825.6 million compared to $855.7 million at June 2009.

Loss on early extinguishment of debt. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”). Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million of indebtedness outstanding under the Company’s committed lines of credit, and pay off $77.7 million of secured indebtedness. In conjunction with these transactions, the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.4% in the June 2010 quarter compared to 37.5% in the June 2009 quarter. The filing of the Company’s fiscal year 2009 income tax return resulted in adjustments to provisions for state taxes and for deferred income taxes that were recorded in the current fiscal quarter.

Net Income. Net income totaled $11.7 million, 1.4% of sales, for the three-month period ended June 26, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.50 and $0.48, respectively, for the June 2010 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.45 for the June 2010 quarter. Net income totaled $4.7 million, 0.6% of sales, for the three-month period ended June 27, 2009. Basic and diluted earnings per share for Class A Common Stock were $0.20 and $0.19, respectively, for the June 2009 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.18 for the June 2009 quarter.

Nine Months Ended June 26, 2010 Compared to the Nine Months Ended June 27, 2009

Net income for the first nine months of fiscal 2010 totaled $23.3 million, compared with net income of $23.6 million earned for the first nine months of fiscal 2009. During the third quarter of fiscal 2009, the Company issued $575 million principal amount of senior notes and used a portion of the proceeds to repay existing debt that carried call premiums or prepayment penalties. As a result, the Company incurred debt extinguishment expenses totaling $10.2 million during the third quarter of 2009. General economic conditions and higher expenses resulting from the Company’s 2008 and 2009 store development activities also contributed to lower net income during the first nine months of fiscal year 2010.

Net Sales. Net sales for the nine months ended June 26, 2010 increased 4.7% to $2.53 billion, compared to $2.42 billion for the nine months ended June 27, 2009. Excluding gasoline, net sales increased 1.7%. The average per gallon retail price of gasoline was approximately 28% higher comparing the nine months of fiscal 2010 with the previous year.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew $19.1 million, or 0.9%. The number of customer transactions (excluding gasoline) increased 10.0%, while the average transaction size (excluding gasoline) decreased by approximately 7.7%. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 26, 2010	June 27, 2009

Grocery	$1,025,527	$1,021,869
Non-foods	511,361	493,407
Perishables	585,464	574,371
Gasoline	326,340	249,286

Total grocery segment	$2,448,692	$2,338,933

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 26, 2010 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 27, 2009	$2,338,933
Comparable store sales decrease (including gasoline)	88,425
Impact of stores opened in fiscal 2009 and 2010	24,228
Impact of stores closed in fiscal 2009 and 2010	(2,880)
Other	(14)

Total grocery sales for the nine months ended June 26, 2010	$2,448,692

Net sales to outside parties for the Company’s milk processing subsidiary increased $3.5 million, or 4.3%, in the June 2010 nine-month period compared to the June 2009 nine-month period. The total volume of gallons sold during the comparative nine-month periods has been stable. Raw milk costs have fluctuated during the nine months ended June 26, 2010, decreasing during the Company’s first fiscal quarter, then increasing during the second and third fiscal quarters.

The Company expects sales growth for the remainder of fiscal 2010 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2010 will be influenced to some extent by market fluctuations in the per gallon price of gasoline and milk, changes in commodity prices and general economic conditions. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 26, 2010 increased $9.8 million, or 1.8%, to $568.0 million compared to $558.2 million, for the nine months ended June 27, 2009. As a percentage of sales, gross profit totaled 22.4% for the nine months ended June 26, 2010 and 23.1% for the nine months ended June 27, 2009.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.5% for the June 2010 nine-month period compared with 25.4% for the comparable fiscal 2009 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the June 2010 nine-month period decreased $1.3 million, or 0.6%, to $15.5 million, or 12.2% of sales, compared to $16.8 million, or 13.6% of sales for the June 2009 nine-month period. Fluctuations in raw milk prices and competitive issues have served to keep gross margins lower during the current fiscal year.

Operating and Administrative Expenses. Operating and administrative expenses increased $15.6 million, or 3.3%, to $486.9 million for the nine months ended June 26, 2010, from $471.3 million for the nine months ended June 27, 2009. As a percentage of sales, operating and administrative expenses were 19.2% for the June 2010 nine-month period compared with 19.5% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.9% of sales for the nine-month fiscal 2010 period compared to 21.6% for the same period of fiscal 2009. In general, the Company’s increased store development activities during fiscal years 2008 and 2009 have resulted in higher personnel, depreciation and occupancy costs. Current unfavorable economic conditions have extended the time needed for new and redeveloped stores to reach targeted levels of sales and profitability.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$6.5	0.26%
Depreciation and amortization	$4.0	0.16%
Insurance expenses	$3.7	0.15%
Advertising and promotion expense	$(2.0)	(0.08)%
Bank charges	$2.0	0.08%

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

Bank charges increased due to an increase in the number of customer transactions and increases in per transaction interchange fees.

Advertising and promotion expenses decreased due to more targeted programs and due to lower print and media costs.

Rental Income, Net. Rental income, net decreased $0.8 million to $1.1 million in the June 2010 nine-month period from $1.9 million in the June 2009 comparable period. The Company’s expansion and relocation activities have resulted in less tenant space available for lease. In addition, current economic conditions have reduced occupancy rates and rent collections.

Other Income, Net. Other income, net totaled $3.2 million and $1.7 million for the nine-month periods ended June 26, 2010, and June 27, 2009, respectively. Other income consists primarily of sales of waste paper and packaging. The income increase results from higher unit sales prices and an increase in the volume sold of these items.

Interest Expense. Interest expense increased $6.4 million to $48.9 million for the nine months ended June 26, 2010 from $42.5 million for the nine months ended June 27, 2009. The increase is primarily attributable to the issuance in May 2009 of $575.0 million aggregate principal amount of senior notes and related transactions.

Loss on Early Extinguishment of Debt. In conjunction with the May 2009 payoff of the Company’s $349.8 million aggregate principal amount of senior subordinated debt and $77.7 million of secured indebtedness, the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.1% in the June 2010 nine-month period compared to 37.7% in the June 2009 nine-month period due to lower state taxes and deferred income taxes.

Net Income. Net income totaled $23.3 million, 0.9% of sales, for the nine-month period ended June 26, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.99 and $0.96, respectively, for the June 2010 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $0.90 for the June 2010 nine-month period. Net income totaled $23.6 million, 1.0% of sales, for the nine-month period ended June 27, 2009. Basic and diluted earnings per share for Class A Common Stock were $1.01 and $0.95, respectively, for the June 2009 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $0.92 for the June 2009 nine-month period.

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

Capital expenditures totaled $65.3 million for the nine-month period ended June 26, 2010, including the completion of two new stores and one remodeled store. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2010 and in fiscal 2011. Capital expenditures totaled $127.4 million for the nine months ended June 27, 2009.

Ingles’ capital expenditure plans for all of fiscal 2010 include investments of approximately $90 million. The Company expects to complete three remodeling projects during the fourth quarter of fiscal 2010. Further expenditures include investments in stores expected to open in fiscal 2011 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

Because of uncertain economic conditions, the Company’s capital expenditures in fiscal 2010 are lower than previous years. The Company expects that its net annual capital expenditures will remain in the range of approximately $120 to $170 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by Company financial performance, overall economic conditions and the availability of financing. In general, the Company is increasing the average size of stores being built, which could affect both the number of projects pursued at any given time and the cost of these projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued and the availability of suitable financing. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at June 26, 2010 totaled $15.8 million.

Liquidity

The Company had cash on hand of $53.1 million at June 26, 2010. This cash balance resulted primarily from financings accomplished during fiscal 2009 and a lower level of capital expenditures. The Company is being cautious with its liquidity until economic conditions improve and stores developed in fiscal years 2008 and 2009 have an opportunity to mature in a more typical operating environment. Interest earned on this cash balance is much lower than the Company’s average borrowing rate, resulting in a short-term decrease in earnings until the cash can be profitably deployed.

The Company generated net cash from operations of $75.9 million in the June 2010 nine-month period compared to $58.0 million for the comparable 2009 period. Most of the change is attributable to increased non-cash depreciation and lower inventory growth.

Cash used by investing activities for the June 2010 nine-month period totaled $63.8 million comprised primarily of $65.3 million of capital expenditures during the period, partially offset by $1.4 million of proceeds from the sale of assets. This compares with capital expenditures totaling $127.4 million partially offset by $1.1 million of proceeds from the sale of assets during the nine months ended June 27, 2009.

Cash used by financing activities during the nine-month period ended June 26, 2010 totaled $35.9 million. Cash used by financing activities during this period included principal payments on long-term debt of $23.7 million and dividend payments of $11.6 million. The Company also used cash of $0.6 million to repurchase 40,000 shares of Class B Common Stock from the Company’s Investment/Profit Sharing Plan (the “Plan”). The Plan used the proceeds to fund retirement distributions. The shares were repurchased by the Company under a program announced in March 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock.

Cash provided by financing activities during the nine-month period ended June 27, 2009 totaled $120.1 million. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million outstanding indebtedness under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds are being used for general corporate purposes, including future capital expenditures and scheduled principal debt payments.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $185.0 million of total commitments under lines of credit.

The lines provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.4 million of unused letters of credit were issued at June 26, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 26, 2010.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, certain levels of fixed charge coverage, leverage and net worth. These covenants have the effect of restricting certain types of transactions, including additional borrowings and the payment of cash dividends in excess of current quarterly per share amounts. As of June 26, 2010, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $367 million of additional borrowings (including borrowings under committed lines of credit) at June 26, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 26, 2010, the Company had unencumbered real property and equipment with a net book value of approximately $725 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, such sources of financing may not be available to the Company on acceptable terms, or at all.

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

	Three Months Ended		Twelve Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
All items	1.3%	3.3%	1.1%	(1.4)%
Food and beverages	0.7%	(1.3)%	0.7%	2.2%
Energy	2.4%	22.1%	3.0%	(25.5

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 26, 2010, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2009. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 26, 2010.

(b) Changes in Internal Control over Financial Reporting

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 10.1 Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

2)	Exhibit 31.1 Rule 13a-14(a) Certificate

3)	Exhibit 31.2 Rule 13a-14(a) Certificate

4)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

5)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: July 30, 2010	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: July 30, 2010	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer