Form 10-K
period 2010-09-25
INGLES MARKETS INC
filed 2010-11-30
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2010

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

As of March 27, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 26, 2010, was approximately $195.3 million. As of November 23, 2010, the registrant had 12,890,933 shares of Class A Common Stock outstanding and 11,581,326 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 25, 2010

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects and plans and objectives of management, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation expectations;

•	the Company’s ability to successfully implement our expansion and operating strategies and to manage rapid expansion;

•	pricing pressures and other competitive factors;

•	sudden or significant changes in the availability of gasoline and retail gasoline prices;

•	the maturation of new and expanded stores;

•	general concerns about food safety;

•	the Company’s ability to reduce costs and achieve improvements in operating results;

•	the availability and terms of financing;

•	increases in banking payment fees and increases in labor and utility costs;

•	success or failure in the ownership and development of real estate;

•	changes in the laws and government regulations applicable to the Company;

•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 202 supermarkets in Georgia (73), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

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

The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $634 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 280 miles of its 919,000 square foot warehouse and distribution facilities, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 47% of the goods the Company sells and the remaining 53% is purchased from third parties. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

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

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 70 shopping centers, of which 58 contain an Ingles supermarket, and owns 93 additional properties that contain a free-standing Ingles store. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 14 undeveloped sites suitable for a free-standing store. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, the Company’s Chief Executive Officer. As of September 25, 2010, Mr. Ingle owned beneficially approximately 86% of the combined voting power and 47% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case excluding stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and supplements to these reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 10, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	2010		2009		2008
Revenues from unaffiliated customers:
Grocery sales	$3,274.0	96.3%	$3,143.6	96.4%	$3,107.3	95.6%
Shopping center rentals	9.2	0.3%	10.5	0.3%	11.2	0.4%
Fluid dairy	116.0	3.4%	107.3	3.3%	130.8	4.0%

	$3,399.2	100.0%	$3,261.4	100.0%	$3,249.3	100.0%

Income from operations:
Grocery sales	$97.8	88.1%	$98.2	86.7%	$109.1	88.4%
Shopping center rentals	1.8	1.6%	2.4	2.2%	3.3	2.7%
Fluid dairy	11.4	10.3%	12.6	11.1%	11.0	8.9%

	111.0	100.0%	113.2	100.0%	123.4	100.0%

Other income, net	4.2		2.3		3.1
Interest expense	64.9		59.1		46.9
Loss on early extinguishment of debt	—		10.2		—

Income before income taxes	$50.3		$46.2		$79.7

Sales by product category for fiscal years 2010, 2009 and 2008, respectively, are as follows:

	Fiscal Year Ended September
	2010	2009	2008
Grocery	$1,366,594,928	$1,358,030,265	$1,295,946,749
Non-foods	684,507,646	664,376,193	624,957,153
Perishables	787,050,900	768,604,794	727,072,477
Gasoline	435,861,591	352,621,331	459,287,398

Total grocery segment	$3,274,015,065	$3,143,632,583	$3,107,263,777

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 25, 2010, the Company operated 193 supermarkets under the name “Ingles,” and 9 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2010	2009	2008	2010	2009	2008
North Carolina	69	68	66	39%	38%	38%
South Carolina	36	36	36	19%	19%	20%
Georgia	73	73	72	33%	34%	33%
Tennessee	21	20	20	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—

	202	200	197	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. At September 25, 2010, the Company operated 70 pharmacies and 67 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2010	2009	2008	2007	2006
Weighted Average Sales Per Store (000’s) (1)	$16,241	$15,744	$15,806	$13,870	$12,701
Total Square Feet at End of Year (000’s)	10,812	10,686	10,196	9,728	9,585
Average Total Square Feet per Store	53,524	53,432	51,756	49,382	48,657
Average Square Feet of Selling Space per Store (2)	37,467	37,403	36,229	34,567	34,060
Weighted Average Sales per Square Foot of Selling Space (1) (2)	434	425	448	405	375

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and include gasoline sales.
(2)	Selling space is estimated to be 70% of total interior store square footage.

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

The Company operates fuel stations at 67 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.

Ingles intends to continue to increase sales of its private label brands, which typically carry higher margins than comparable branded products. Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. In addition to increasing margins, Ingles believes that private label sales help promote customer loyalty and provide a value-priced alternative to national brands.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using all of the traditional advertising vehicles including radio, television, direct mail and newspapers. The Ingles Advantage Card is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns.

Purchasing and Distribution

The Company supplies approximately 47% of its supermarkets’ inventory requirements from its modern 919,000 square foot warehouse and distribution facilities, from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future. The Company owns 46 acres of land adjacent to its distribution facilities for possible future expansion.

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

Approximately 9% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $269 million in fiscal 2010, $271 million in fiscal 2009 and $258 million in fiscal 2008. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $38 million in fiscal 2010, $36 million in fiscal 2009 and $44 million in fiscal 2008. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 25, 2010, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 44% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to Ingles supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 109 tractors and 485 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

The Company receives product recall information from various subscription, government and vendor sources. Upon receipt of recall information, the Company immediately contacts each of its stores to have the recalled product removed from the shelves, and disposes of the product as instructed. The Company has a policy of refunding and/or replacing any goods returned by customers. The details of this policy are posted inside each of the Company’s stores.

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

	2010	2009	2008	2007	2006
Number of Stores:
Opened (1)	2	4	2	2	1
Closed (1)	0	1	2	2	1
Major remodels and replacements	2	6	10	5	3
Stores open at end of period	202	200	197	197	197
Size of Stores:
Less than 30,000 sq. ft.	15	13	14	16	16
30,000 up to 41,999 sq. ft.	40	41	42	46	48
42,000 up to 51,999 sq. ft.	27	27	28	31	31
At least 52,000 sq. ft.	120	119	113	104	102
Average store size (sq. ft.)	53,524	53,432	51,756	49,382	48,657

(1)	Excludes new stores opened to replace existing stores.

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

Employees and Labor Relations

At September 25, 2010, the Company had approximately 18,800 non-union employees, of which 91% were supermarket personnel. Approximately 58% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” —December 9, 2015; “Laura Lynn” —March 13, 2014; and “The Ingles Advantage” —August 30, 2015. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has seven pending applications for additional trademarks or service marks.

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

Below is a series of risk factors that may affect the Company's business, financial condition and/or results of operations. Other risk factors are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K. These and such other risk factors may not be exhaustive. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on the Company's business, financial condition and/or results of operations or the extent to which any factor or combination of factors may impact of any of these areas.

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

At September 25, 2010, the Company had total consolidated indebtedness for borrowed money of $817.5 million and had $185.0 million of availability under its lines of credit. A portion of the Company’s cash flow is used to service such indebtedness. The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness. Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness. The Company’s significant indebtedness could have important consequences, including the following:

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

Disruptions in the capital markets could adversely affect the Company’s ability to fund its liquidity needs and its expansion and renovation plans.

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

Mr. Ingle’s share ownership represents approximately 86% of the combined voting power of all classes of the Company’s capital stock as of September 25, 2010. As a result, Mr. Ingle has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, three of the Company’s nine directors are members of the Ingle family.

The Company is a Controlled Company under the NASDAQ Marketplace Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ rules), and that the Company have a nominating committee for Director candidates.

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Health and Safety Administration. A number of states and local jurisdictions regulate the licensing of supermarkets, including beer and wine license grants. In addition, under certain local regulations, the Company is prohibited from selling beer and wine in certain of the Company’s stores. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access and work permit requirements. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations. A number of federal, state and local laws exist which impose burdens or restrictions on owners with respect to access by disabled persons. The Company’s compliance with these laws may result in modifications to the Company’s properties, or prevent the Company from performing certain further renovations, with respect to access by disabled persons.

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

The Company depends on qualified employees to operate the Company’s stores and may be affected by future labor markets. A shortage of qualified employees could require the Company to enhance the Company’s wage and benefit package in order to better compete for and retain qualified employees, and the Company may not be able to recover these increased labor costs through price increases charged to customers, which could significantly increase the Company’s operating costs.

Finally, interchange fees charged to the Company for accepting debit and credit cards have increased substantially and may continue to increase as more customer transactions are settled with debit and credit cards.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 67 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The supermarket industry is highly competitive and continues to be characterized by intense price competition, increasing fragmentation of retail formats, entry of non-traditional competitors and market consolidation. Furthermore, some of the Company’s competitors have greater financial resources and could use these financial resources to take measures, such as altering product mix or reducing prices, which could adversely affect the Company’s competitive position.

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

Owned Properties

The Company owns and operates 70 shopping centers, 58 of which contain an Ingles supermarket, and owns 93 additional properties that contain a free-standing Ingles store. The Company also owns 14 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.0 million square feet of leasable space, of which 2.9 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	19
50,000 – 100,000 square feet	26
More than 100,000 square feet	25

Total	70

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

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 118,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6, “Long-Term Debt and Short-Term Loans” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 52 locations leased from various unaffiliated third parties. The Company also leases four supermarket facilities in which it is not currently operating, two of which are subleased to third parties and two of which are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $2.92 to $8.18 per square foot. During fiscal years 2010, 2009 and 2008, the Company paid a total of $14.9 million, $14.6 million and $13.6 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 25, 2010, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2011 – 2024	5
2025 – 2039	6
2040 or after	45

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.	LEGAL PROCEEDINGS

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

As of November 23, 2010, there were approximately 614 holders of record of the Company’s Class A Common Stock and 160 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2010 Fiscal Year	High	Low
First Quarter (ended December 26, 2009)	$16.62	$15.00
Second Quarter (ended March 27, 2010)	$15.50	$13.18
Third Quarter (ended June 26, 2010)	$16.96	$14.14
Fourth Quarter (ended September 25, 2010)	$16.53	$14.14

2009 Fiscal Year	High	Low
First Quarter (ended December 27, 2008)	$22.83	$11.67
Second Quarter (ended March 28, 2009)	$18.07	$11.09
Third Quarter (ended June 27, 2009)	$17.23	$14.04
Fourth Quarter (ended September 26, 2009)	$17.28	$14.85

On November 23, 2010, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $18.29 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-eight fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2010 and fiscal 2009 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 21, 2010 to common stockholders of record on October 7, 2010. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 7, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Ruddick Corp,, Weis Markets, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., Whole Foods Market, Inc. and The Great Atlantic & Pacific Tea Company, Inc.

The comparisons cover the five-years ended September 25, 2010 and assume that $100 was invested after the close of the market on September 24, 2005, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ingles Markets, Inc., The S&P 500 Index

And A Peer Group

*	$100 invested on 9/24/05 in stock or 9/30/05 index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2006	2007	2008	2009	2010
Ingles Markets, Incorporated Class A Common Stock	$183.24	$203.05	$174.40	$120.98	$130.59
S&P 500 Comprehensive—Last Trading Day Index	$110.79	$129.01	$100.66	$93.70	$103.22
Expanded Peer Group	$120.66	$141.80	$109.63	$97.79	$108.24

*	Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 24, 2005.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. This financial data should be read in conjunction with “Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Selected Income Statement Data for the Year Ended September
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Net Sales	$3,390,052	$3,250,933	$3,238,046	$2,851,593	$2,612,233
Net Income	31,739	28,828	52,123	58,638	42,582
Diluted Earnings per Common Share
Class A	$1.30	$1.18	$2.13	$2.39	$1.74
Class B	1.23	1.12	2.02	2.28	1.66
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September
	2010	2009	2008	2007	2006
	(in thousands)
Current Assets	$419,911	$421,220	$334,763	$293,127	$275,608
Property and Equipment, net	1,089,391	1,072,937	1,030,023	839,732	771,628
Total Assets	1,529,300	1,517,609	1,375,004	1,142,806	1,064,764
Current Liabilities, including Current Portion of Long-Term Debt	311,156	228,562	253,273	217,423	208,651
Long-Term Liabilities, net of Current Portion (1)	732,090	823,660	686,393	539,063	528,767
Stockholders’ Equity	413,840	398,164	384,814	348,144	304,673

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 202 supermarkets in Georgia (73), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company

locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 25, 2010, the Company operated 70 in-store pharmacies and 67 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At September 25, 2010, the Company’s self insurance reserves totaled $14.5 million for employee group insurance, workers’ compensation insurance and general liability insurance.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $105.2 million, $101.0 million, and $97.5 million for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.0 million, $14.3 million, and $11.8 million for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008, all consisted of 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal years. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $634 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 25, 2010 and September 26, 2009 comparable store sales include 196 and 194 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 344,000 and 730,000 for the fiscal years ended September 25, 2010 and September 26, 2009, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 10 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Year Ended September
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Gross profit	22.5	22.9	21.8
Operating and administrative expenses	19.3	19.5	18.1
Rental income, net	0.1	0.1	0.1
Income from operations	3.3	3.5	3.8
Other income, net	0.1	0.1	0.1
Interest expense	1.9	1.8	1.5
Loss on early extinguishment of debt	—	0.3	—
Income before income taxes	1.5	1.4	2.5
Income taxes	0.6	0.5	0.9
Net income	0.9	0.9	1.6

Fiscal Year Ended September 25, 2010 Compared to the Fiscal Year Ended September 26, 2009

The Company achieved record sales for the 46th consecutive year for the fiscal year ended September 25, 2010, in the face of challenging economic and competitive conditions. Total and comparable store sales increased, both with and without the inclusion of gasoline sales.

Net income for the fiscal year ended September 25, 2010 was $31.7 million, as compared with $28.8 million for the fiscal year ended September 26, 2009. As more fully detailed below, the most important positive factors contributing to this increase were gross profit increases of $19.8 and a $10.2 million decrease in debt extinguishment costs. These positive factors were partially offset by increases in operating and interest expenses totaling $21.3 million and $5.8 million, respectively.

Net Sales. Net sales for the fiscal year ended September 25, 2010 increased 4.3% to $3.39 billion, compared to $3.25 billion for the fiscal year ended September 26, 2009. Excluding gasoline, net sales increased 1.9%.

For the comparative fiscal year 2010 and 2009 periods, total grocery segment sales excluding gasoline increased $47.6 million, or 1.7% to $2.84 billion. Grocery segment comparable store sales excluding gasoline increased $31.6 million, or 1.2%. The average retail price of gasoline increased approximately $0.46 per gallon during fiscal year 2010, and the number of gallons sold increased by 1.5%. The number of customer transactions (excluding gasoline) increased 8.9%, while the average transaction size (excluding gasoline) decreased by approximately $1.51. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Sales by product category for the fiscal years ended September 25, 2010 and September 26, 2009, respectively, were as follows:

	Fiscal Year Ended September
	2010	2009
Grocery	$1,366,594,928	$1,358,030,265
Non-foods	684,507,646	664,376,193
Perishables	787,050,900	768,604,794
Gasoline	435,861,591	352,621,331

Total grocery segment	$3,274,015,065	$3,143,632,583

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 25, 2010 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 26, 2009	$3,143,633
Comparable store sales increase (including gasoline)	106,352
Impact of stores opened in fiscal 2009 and 2010	27,424
Impact of stores closed in fiscal 2009 and 2010	(3,378)
Other	(16)

Total grocery sales for the fiscal year ended September 25, 2010	$3,274,015

In general, grocery segment sales increases (excluding gasoline) during fiscal 2010 were driven by effective promotions, cost competitiveness, service execution and expanded product selections. The Company believes it is important to aggressively protect market share and customer traffic during difficult economic conditions and increased unemployment in its market area. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. The Company believes recent economic uncertainty has resulted in growth in private label sales and meal replacement items sold in the Company’s deli and produce departments. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased $8.7 million or 8.1% in fiscal year 2010 compared with fiscal year 2009. The sales increase is primarily attributable to an approximately 13.3% increase in raw milk costs which are typically passed on to customers in the pricing of milk products. The volume of gallons sold decreased slightly over the comparable fiscal year periods.

The Company expects modest sales growth in the 2011 fiscal year. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the retail price of gasoline, milk and other commodity-type food products. The Company expects that the maturation of new and expanded stores that enhance “one-stop” shopping and contain numerous convenience and value-oriented products will also drive future sales growth. Fiscal year 2011 sales growth may not benefit from store development activity to the extent it has in prior years, as the Company’s level of store development activity was lower in fiscal year 2010.

Gross Profit. Gross profit for the year ended September 25, 2010 increased $19.8 million, or 2.7%, to $762.9 million compared with $743.1 million, for the year ended September 26, 2009. As a percentage of sales, gross profit totaled 22.5% for the year ended September 25, 2010 and 22.9% for the year ended September 26, 2009.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.5% for fiscal year 2010 compared with 25.3% for the comparable fiscal 2009 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share. Comparative grocery segment gross margins were also affected by deflationary pressure on certain items, and changes in sales mix among product categories. None of these factors were predominant, resulting in a relatively stable gross margin.

Gross profit for the Company’s milk processing subsidiary for the year ended September 25, 2010 decreased $0.9 million, or 4.2%, to $20.7 million, compared with $21.6 million for the year ended September 26, 2009. Gross profit as a percentage of sales was 12.1% for fiscal year 2010 compared with 13.4% for fiscal year 2009. Fluctuation in raw milk prices and competitive issues have contributed to lower gross profit and margin during the current fiscal year.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $21.3 million, or 3.4%, to $653.7 million for the year ended September 25, 2010, from $632.4 million for the year ended September 26, 2009. As a percentage of sales, operating and administrative expenses were 19.3% for the fiscal year ended September 25, 2010, compared to 19.5% for the fiscal year ended September 26, 2009. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.0% for fiscal year 2010 compared with 21.7% for fiscal year 2009.

A breakdown of the major increases/(decreases) in operating and administrative expenses is as follows:

	(in millions)	Increase (Decrease) as a % of sales
Salaries and wages	$9.2	0.27%
Depreciation and amortization	$4.4	0.13%
Insurance expenses	$3.8	0.11%
Bank charges	$3.1	0.09%
Advertising and promotion expense	$(2.1)	(0.06)%
Utility and fuel expenses	$1.4	0.04%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and for the additional square footage operated during fiscal year 2010.

Depreciation and amortization expense increased as a result of the Company’s capital expenditures to improve its store base.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self- insurance programs.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage.

Advertising and promotion expenses decreased due to more targeted programs and due to lower print and media costs.

Utility and fuel expenses increased due to the additional square footage operated during fiscal year 2010.

Rental Income, Net. Rental income, net decreased $0.6 million to $1.8 million for fiscal year 2010, from $2.4 million for fiscal year 2009. Third party tenant occupancy rates have been decreasing in many of the Company’s shopping centers as the Company intends to expand and upgrade existing supermarkets into former tenant space. In addition, the Company intends to maximize supermarket sales by limiting space leased to companies that offer competing products. Finally, current economic conditions have resulted in a higher tenant vacancy rate.

Other Income, Net. Other income, net totaled $4.2 million and $2.3 million for the fiscal years ended September 25, 2010, and September 26, 2009, respectively. Other income consists primarily of sales of waste paper and packaging. The income increase results from higher unit sales prices and an increase in the volume sold of these items.

Interest Expense. Interest expense increased $5.8 million for the year ended September 25, 2010 to $64.9 million from $59.1 million for the year ended September 26, 2009. Total debt was $817.5 million at the end of fiscal year 2010 compared with $849.3 million at the end of fiscal year 2009. The increased interest expense is primarily attributable to the issuance in May 2009 of $575.0 million aggregate principal amount of senior notes and related transactions. Interest capitalized as a component of store construction cost totaled $1.3 million for the year ended September 25, 2010 compared with $2.6 million for the year ended September 26, 2009. The decrease is attributable to a lower number of store construction projects during fiscal year 2010.

Loss on Early Extinguishment of Debt. In conjunction with the issuance in May 2009 of $575.0 million aggregate principal amount of senior notes the Company paid off $349.8 million aggregate principal amount of senior subordinated debt and $77.7 million of secured indebtedness. As a result of these payoffs, during fiscal year 2009 the Company incurred call premiums and prepayment penalties totaling $6.8 million and wrote off $3.4 million of unamortized capitalized loan issuance costs associated with the paid off debt.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.9% for the 2010 fiscal year compared to 37.6% for the 2009 fiscal year. The decrease in the effective tax rate is primarily due to additional federal tax credits available in fiscal 2010 as compared to 2009.

Net Income. Net income increased $2.9 million, or 10.1%, for the fiscal year ended September 25, 2010 to $31.7 million from $28.8 million for the fiscal year ended September 26, 2009. Basic and diluted earnings per share for Class A Common Stock were $1.35 and $1.30, respectively, for the fiscal year ended September 25,

2010 compared to $1.23 and $1.18, respectively, for the fiscal year ended September 26, 2009. Basic and diluted earnings per share for Class B Common Stock were each $1.23 for the fiscal year ended September 25, 2010 compared to $1.12 of basic and diluted earnings per share for the fiscal year ended September 26, 2009.

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

Net income for the fiscal year ended September 26, 2009 was $28.8 million, as compared with $52.1 million for the fiscal year ended September 27, 2008. As more fully detailed below, the most important factors contributing to this decline were cost increases of $12.2 million in interest expense, $10.2 million in debt extinguishment costs, $21.9 million in personnel costs and $10.8 million in depreciation.

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

Gross Profit. Gross profit for the year ended September 26, 2009 increased $36.7 million or 5.2% to $743.1 million compared with $706.3 million, for the year ended September 27, 2008. As a percentage of sales, gross profit totaled 22.9% for the year ended September 26, 2009 and 21.8% for the year ended September 27, 2008.

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

Capital expenditures totaled $92.0 million and $141.0 million for fiscal years 2010 and 2009, respectively. Major capital expenditures include the following:

	2010	2009
New stores	2	4
Replacement/remodeled stores	2	6
Store sites/land parcels purchased	—	2
Stores closed	—	1
Fuel stations added	1	11	(including those added at new or replacement stores)

Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2011 include investments of approximately $100 to $140 million. During fiscal year 2011 the Company expects to begin construction of an adjacent addition to its current distribution center. The project is expected to be funded with tax exempt Recovery Zone Facility Bonds. The proposed Recovery Zone Facility bonds are expected to be issued on or before December 31, 2010 in the amount of $99.7 million. Proceeds may be used for the distribution center expansion as well as for eligible costs of store construction in Buncombe County, North Carolina. The Company budgeted its expected capital expenditures for fiscal year 2011 in recognition that economic conditions may not improve rapidly and to allow maturation of the historically larger number of store redevelopment projects undertaken in fiscal years 2009 and 2010. Depending upon the timing of fiscal year 2011 expenditures for the distribution center expansion, the Company plans to open up to five new, replacement or remodeled stores and add six fuel stations either at existing stores or in conjunction with its new, replacement and remodeled stores. Some of the projects are already in progress, with some expenditures included in fiscal year 2010 capital expenditures. Fiscal year 2011 capital expenditures will also include investments in stores expected to open in fiscal year 2012 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $110 to $180 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major remodel/expansions or minor remodels. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include borrowings under $185.0 million of committed lines of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $733 million, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 25, 2010 totaled $18.6 million.

Liquidity

The Company generated $125.3 million of cash from operations in fiscal year 2010 compared with $102.9 million for fiscal year 2009. The increase is primarily attributable to increased net income and non-cash depreciation as well as less cash used for working capital when comparing fiscal year 2010 to fiscal year 2009.

Cash used by investing activities for fiscal year 2010 totaled $79.1 million compared with $157.4 million for fiscal year 2009. Investing activities were comprised almost exclusively of capital expenditures, reduced by net proceeds from sales of property and equipment.

During fiscal year 2010, the Company’s net financing activities used $47.9 million in cash, primarily debt reduction and dividend payments. During fiscal year 2009 the Company’s net financing activities provided $109.9 million in cash. In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. Note proceeds were used to pay off $349.8 million aggregate principal amount of senior subordinated debt maturing in 2011, pay off $45.3 million outstanding indebtedness under the Company’s committed lines of credit, pay off $77.7 million of secured indebtedness, and pay costs related to the offering of the Notes. Remaining Note proceeds are being used for general corporate purposes, including future capital expenditures.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. After giving effect to these transactions, the Company has $185.0 million of total commitments under lines of credit.

The lines of credit provide the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.6 million of unused letters of credit were issued at September 25, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit. There are no amounts outstanding under the lines of credit at September 25, 2010.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at September 25, 2010.

Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, certain levels of fixed charge coverage, leverage and net worth. These covenants have the effect of restricting certain types of transactions, including additional borrowings and the payment of cash dividends in excess of current quarterly per share amounts. As of September 25, 2010, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $394 million of additional borrowings (including borrowings under committed lines of credit) as of September 25, 2010.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 25, 2010.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and lines of credit	$817,499	$92,185	$102,600	$12,019	$610,695
Scheduled interest on long-term debt	383,367	63,432	114,165	108,087	97,683
Upfront vendor allowances	771	771	—	—	—
Operating leases	129,901	13,793	24,741	19,092	72,275
Construction commitments	15,983	15,983	—	—	—

Total	$1,347,521	$186,164	$241,506	$139,198	$780,653

Amounts available to the Company under commercial commitments as of September 25, 2010, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available lines of credit	$185,000	$10,000	$175,000	—	—
Letters of credit-standby	8,606	1,056	7,550	—	—

Potential commercial commitments	$193,606	$11,056	$182,550	—	—

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

	Twelve Months Ended
	September 25, 2010	September 26, 2009
All items	1.1%	(1.3)%
Food and beverages	1.4%	(0.2)%
Energy	3.8%	(21.6)%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company confronted many challenges in fiscal year 2010, most of which were driven by poor economic conditions, deflation in certain food categories and volatile energy costs. The Company continually assesses and develops its business model in light of these factors and to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•

The supermarket industry will remain highly competitive and will be characterized by industry consolidation, fragmented food retail platforms, and continued competition from supercenters and other non-supermarket operators.

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

•	The Company plans to build new stores and remodel existing stores consistent with the Company’s “one-stop” shopping experience.

•	The Company will focus on decreasing operating expenses as a percentage of sales.

•	The Company will continue to broaden its product offering in perishable and specialty areas.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 25, 2010 and September 26, 2009, respectively (in thousands):

September 25, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average variable interest rate	—	—	—	—	—	—	—
Long-term debt, variable interest rate	$27,752	$11,533	$31,056	—	—	—	$70,341	$70,341
Average interest rate	3.04%	2.64%	2.11%	—	—	—	2.56%
Long-term debt, fixed interest rate	$66,914	$35,433	$29,540	$12,521	$4,459	$39,703	$188,570	$188,798
Average interest rate	7.06%	6.44%	6.20%	7.14%	6.95%	6.34%	6.66%
Bonds payable, fixed interest rate	—	—	—	—	—	$558,588	$558,588	$613,813
Average interest rate	—	—	—	—	—	9.18%	9.18%

September 26, 2009	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average variable interest rate	—	—	—	—	—	—	—
Long-term debt, variable interest rate	$4,588	$27,737	$11,533	$31,056	—	—	$74,914	$74,914
Average interest rate	2.47%	3.04%	2.64%	2.11%	—	—	2.56%
Long-term debt, fixed interest rate	$29,207	$66,623	$35,939	$29,840	$12,521	$44,163	$218,293	$218,498
Average interest rate	6.50%	7.07%	6.45%	6.20%	7.14%	6.40%	6.64%
Bonds payable, fixed interest rate	—	—	—	—	—	$556,107	$556,107	$590,813
Average interest rate	—	—	—	—	—	9.18%	9.18%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. On the basis of the fair value of the Company’s market sensitive instruments at September 25, 2010, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 25, 2010, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 25, 2010.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 25, 2010 using the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 25, 2010, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Ernst & Young LLP, a registered public accounting firm, as stated in their report at page 41 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 25, 2010 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2010.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2011 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A not later than 120 days after September 25, 2010.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 25, 2010 and September 26, 2009;

•	Consolidated Statements of Income for the years ended September 25, 2010, September 26, 2009, and September 27, 2008;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 25, 2010, September 26, 2009, and September 27, 2008;

•	Consolidated Statements of Cash Flows for the years ended September 25, 2010, September 26, 2009, and September 27, 2008;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

EXHIBIT NUMBER AND DESCRIPTION

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 25, 2010 and September 26, 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended September 25, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 25, 2010 and September 26, 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 25, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ingles Markets, Incorporated’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 30, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited Ingles Markets, Incorporated’s internal control over financial reporting as of September 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 25, 2010 and September 26, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 25, 2010 of Ingles Markets, Incorporated and subsidiaries and our report dated November 30, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Greenville, South Carolina

November 30, 2010

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,854,587	$59,535,848
Certificates of deposit	6,000,000	15,000,000
Receivables (less allowance for doubtful accounts of $596,220—2010 and $638,615—2009)	53,080,901	50,401,639
Inventories	286,430,753	271,744,736
Other	16,545,242	24,537,514

Total current assets	419,911,483	421,219,737
PROPERTY AND EQUIPMENT:
Land	301,240,182	292,607,374
Construction in progress	50,488,125	25,969,526
Buildings	811,279,721	793,940,186
Store, office and warehouse equipment	633,436,634	599,976,745
Transportation equipment	40,760,542	40,562,522
Leasehold improvements	55,844,484	58,168,016

Total	1,893,049,688	1,811,224,369
Less accumulated depreciation and amortization	803,659,011	738,287,020

Property and equipment—net	1,089,390,677	1,072,937,349
OTHER ASSETS	19,997,950	23,451,979

TOTAL ASSETS	$1,529,300,110	$1,517,609,065

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$92,184,965	$31,314,776
Accounts payable—trade	141,690,162	118,378,264
Accrued expenses and current portion of other long-term liabilities	77,281,337	78,868,836

Total current liabilities	311,156,464	228,561,876
DEFERRED INCOME TAXES	72,213,000	67,223,000
LONG-TERM DEBT	725,314,038	817,999,569
OTHER LONG-TERM LIABILITIES	6,776,391	5,660,664

Total liabilities	1,115,459,893	1,119,445,109

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,889,433 shares in 2010, 12,888,608 shares in 2009	644,472	644,430
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 11,582,826 shares in 2010, 11,623,651 shares in 2009	579,141	581,183
Paid-in capital in excess of par value	117,592,932	118,184,132
Retained earnings	295, 023,672	278,754,211

Total stockholders’ equity	413,840,217	398,163,956

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,529,300,110	$1,517,609,065

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 25, 2010,

SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

	2010	2009	2008
Net sales	$3,390,051,840	$3,250,933,154	$3,238,046,448
Cost of goods sold	2,627,124,927	2,507,852,294	2,531,710,651

Gross profit	762,926,913	743,080,860	706,335,797
Operating and administrative expenses	653,674,036	632,409,707	584,881,364
Rental income, net	1,766,723	2,431,904	3,321,873
(Loss) gain from sale or disposal of assets	(54,969)	120,054	(1,330,891)

Income from operations	110,964,631	113,223,111	123,445,415
Other income, net	4,224,412	2,310,348	3,122,909
Interest expense	64,853,639	59,059,348	46,885,930
Loss on early extinguishment of debt	—	10,240,667	—

Income before income taxes	50,335,404	46,233,444	79,682,394

Income taxes:
Current	12,851,000	602,000	16,603,000
Deferred	5,745,000	16,803,000	10,956,000

	18,596,000	17,405,000	27,559,000

Net income	$31,739,404	$28,828,444	$52,123,394

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$1.35	$1.23	$2.22

Diluted earnings per common share	$1.30	$1.18	$2.13

Class B Common Stock
Basic earnings per common share	$1.23	$1.12	$2.02

Diluted earnings per common share	$1.23	$1.12	$2.02

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 25, 2010,

SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

	CLASS A		CLASS B		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	COMMON STOCK		COMMON STOCK
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 29, 2007	12,355,783	$617,789	12,156,476	$607,824	$118,184,132	$228,734,231	$348,143,976
Net income	—	—	—	—	—	52,123,394	52,123,394
Cash dividends	—	—	—	—	—	(15,452,925)	(15,452,925)
Common stock conversions	462,825	23,141	(462,825)	(23,141)	—	—	—

Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$265,404,700	$384,814,445
Net income	—	—	—	—	—	28,828,444	28,828,444
Cash dividends	—	—	—	—	—	(15,478,933)	(15,478,933)
Common stock conversions	70,000	3,500	(70,000)	(3,500)	—	—	—

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956
Net income	—	—	—	—	—	31,739,404	31,739,404
Cash dividends	—	—	—	—	—	(15,469,943)	(15,469,943)
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)
Common stock conversions	825	42	(825)	(42)	—	—	—

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$295,023,672	$413,840,217

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 25, 2010,

SEPTEMBER 26, 2009 AND SEPTEMBER 27, 2008

	2010	2009	2008
Cash Flows From Operating Activities:
Net income	$31,739,404	$28,828,444	$52,123,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,930,777	79,679,419	69,098,196
Loss on extinguishment of debt	—	10,240,667	—
Loss (gain) from sale or disposal of assets	54,969	(120,054)	1,330,891
Receipt of advance payments on purchases contracts	2,677,167	2,252,413	1,775,000
Recognition of advance payments on purchases contracts	(3,207,659)	(4,153,080)	(3,740,813)
Deferred income taxes	5,745,000	16,803,000	10,956,000
Changes in operating assets and liabilities
Receivables	(2,679,262)	(3,129,354)	(2,631,625)
Inventory	(14,686,017)	(13,067,946)	(25,211,931)
Other assets	3,755,386	(16,856,589)	(14,337,062)
Accounts payable and accrued expenses	16,958,650	2,429,857	257,400

Net Cash Provided By Operating Activities	125,288,415	102,906,777	89,619,450

Cash Flows From Investing Activities:
Purchase of certificates of deposit	(3,500,000)	(17,500,000)	—
Proceeds from maturities of certificates of deposit	15,000,000	—	—
Proceeds from sales of property and equipment	1,434,107	1,117,045	519,782
Capital expenditures	(92,025,298)	(141,020,762)	(248,779,607)

Net Cash Used In Investing Activities	(79,091,191)	(157,403,717)	(248,259,825)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	—	528,069,000	673,233,502
Payments on short-term borrowings	—	(555,824,000)	(666,057,502)
Proceeds from issuance of bonds	—	555,151,000	—
Bond issuance costs	—	(11,787,356)	—
Proceeds from other long-term debt	—	75,399,480	182,216,914
Principal payments on long-term debt	(31,815,342)	(458,849,882)	(15,493,894)
Prepayment penalties on debt extinguishment	—	(6,825,418)	—
Common stock repurchases	(593,200)	—	—
Dividends paid	(15,469,943)	(15,478,933)	(15,452,925)

Net Cash (Used In) Provided By Financing Activities	(47,878,485)	109,853,891	158,446,095

Net (Decrease) Increase in Cash and Cash Equivalents	(1,681,261)	55,356,951	(194,280)
Cash and Cash Equivalents at Beginning of Year	59,535,848	4,178,897	4,373,177

Cash and Cash Equivalents at End of Year	$57,854,587	$59,535,848	$4,178,897

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 202 supermarkets in Georgia (73), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

Principles of Consolidation—The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2010, 2009 and 2008 consisted of 52 weeks each.

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

In September 2006, FASB ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FASB ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. FASB ASC Topic 820 was effective for the Company as of the year ended September 26, 2009. The adoption of FASB ASC Topic 820 did not have a significant impact on the Company’s consolidated financial statements.

In April 2009, FASB ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted FASB ASC Topic 855 for the quarter ended June 27, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Interest income of $0.8 million, $0.3 million, and $0.1 million for fiscal years 2010, 2009 and 2008, respectively, is included in the line item “Other income, net” on the Consolidated Statements of Income. Outstanding checks in excess of bank balances of $2.0 million as of September 25, 2010 are classified as accounts payable.

Financial Instruments—The Company has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 25, 2010, before consideration of checks issued yet to be processed, the Company had

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

$11.3 million invested in certificates of deposit, and $13.2 million invested in money market accounts. Demand deposits of approximately $52.9 million in 12 banks exceed the $250,000 FDIC insurance limit per bank.

At September 26, 2009, the Company has recorded $15.0 million of certificates of deposit on a separate line in the accompanying balance sheet and recorded the long-term certificates of deposit of $2.5 million to other assets to conform to the 2010 presentation as the certificates of deposit had maturities in excess of three months. The Company made a corresponding change in cash and cash equivalents and cash used in investing activities in the accompanying 2009 statement of cash flows. The Company does not consider this change to be material.

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

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $78.0 million, $76.2 million and $67.4 million for fiscal years 2010, 2009 and 2008, respectively.

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

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $12.5 million (net of $16.6 million accumulated amortization) and $14.5 million (net of $12.2 million accumulated amortization) at September 25, 2010 and September 26, 2009, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $4.4 million per year. During the year ended September 26, 2009 the Company accelerated the amortization of $3.4 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt. This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Self-Insurance—The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. At September 25, 2010, the Company’s self insurance reserves totaled $14.5 million for employee group insurance, workers’ compensation insurance and general liability insurance. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2010, the Company’s self-insured liabilities were supported by $8.0 million of undrawn letters of credit which expire between November 2010 and October 2011. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company had gross unrecognized tax benefits of $149,500, $344,000 and $542,000 as of September 25, 2010, September 26, 2009 and September 27, 2008, respectively. These benefits, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2005. As of September 25, 2010 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain federal and state tax authorities. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 25, 2010, the Company had approximately $53,400 accrued for interest and penalties.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Advertising—The Company expenses the costs of advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $14.8 million, $17.0 million and $17.9 million for fiscal years 2010, 2009 and 2008, respectively.

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

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $105.2 million, $101.0 million, and $97.5 million for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.0 million, $14.3 million, and $11.8 million for the fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2010	2009
Deferred tax liabilities:
Property and equipment tax/book differences	$74,831,000	$70,185,000
Property tax method	1,288,000	1,668,000

Total deferred tax liabilities	76,119,000	71,853,000

Deferred tax assets:
Insurance reserves	3,509,000	3,251,000
Advance payments on purchases contracts	302,000	504,000
Vacation accrual	2,141,000	2,020,000
Closed store accrual	619,000	1,288,000
Inventory	840,000	944,000
Other	2,566,000	3,449,000

Total deferred tax assets	9,977,000	11,456,000

Net deferred tax liabilities	$66,142,000	$60,397,000

Current deferred income tax benefits of $6.0 million and $6.8 million at September 25, 2010 and September 26, 2009, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 25, 2010 and September 26, 2009 refundable current income taxes totaling $6.0 million and $12.5 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2010	2009	2008
Federal tax at statutory rate	$17,617,000	$16,182,000	$27,889,000
State income tax, net of federal tax benefits	2,719,000	931,000	1,856,000
Federal tax credits	(1,480,000)	(829,000)	(408,000)
Adjustment to deferred income tax rates	—	945,000	(939,000)
Other	(260,000)	176,000	(839,000)

Total	$18,596,000	$17,405,000	$27,559,000

Current and deferred income tax expense (benefit) is as follows:

	2010	2009	2008
Current:
Federal	$10,377,000	$(176,000)	$13,848,000
State	2,474,000	778,000	2,755,000

Total current	12,851,000	602,000	16,603,000

Deferred:
Federal	5,021,000	14,443,000	9,234,000
State	724,000	2,360,000	1,722,000

Total deferred	5,745,000	16,803,000	10,956,000

Total expense	$18,596,000	$17,405,000	$27,559,000

Uncertain Tax Positions—A reserve for uncertain tax positions, including interest and penalties of $0.2 million and $0.5 million are included in the Company’s income taxes payable at September 25, 2010 and September 26, 2009, respectively. The reserve for uncertain tax positions has been recorded because based on management’s estimates, it is likely that certain tax positions will be successfully challenged by taxing authorities.

3. Property Held for Lease and Rental Income

At September 25, 2010, the Company owned and operated 70 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income, net consists of the following:

	2010	2009	2008
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$8,697,842	$9,978,252	$10,721,665
Contingent rentals	481,038	520,345	539,642

Total	9,178,880	10,498,597	11,261,307
Depreciation on owned properties leased to others	(5,393,939)	(5,706,415)	(5,753,527)
Other shopping center expenses	(2,018,218)	(2,360,278)	(2,185,907)

Total	$1,766,723	$2,431,904	$3,321,873

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 25, 2010	September 26, 2009
Land	$43,807,887	$44,323,997
Buildings	160,106,650	164,106,534

Total	203,914,537	208,430,531
Less accumulated depreciation	(84,817,850)	(81,577,877)

Total	$119,096,687	$126,852,654

The above amounts are included on the Consolidated Balance Sheet in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 25, 2010:

Fiscal Year
2011	$5,273,608
2012	4,061,654
2013	2,764,183
2014	1,788,440
2015	1,288,236
Thereafter	1,161,978

Total minimum future rental income	$16,338,099

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

Operating Leases—Rent expense for all operating leases of $15.8 million, $15.4 million and $14.5 million for fiscal years 2010, 2009 and 2008, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.6 million, $0.9 million and $1.3 million for fiscal years 2010, 2009 and 2008, respectively, is included as a reduction of rental expense.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 25, 2010 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2011	$13,792,833	$(215,000)	$13,577,833
2012	13,052,665	(203,000)	12,849,665
2013	11,688,228	(211,000)	11,477,228
2014	10,089,523	(219,000)	9,870,523
2015	9,002,771	—	9,002,771
Thereafter	72,275,116	—	72,275,116

Total minimum future rental commitments	$129,901,136	$(848,000)	$129,053,136

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2010	2009
Property, payroll, and other taxes payable	$15,829,531	$15,783,416
Salaries, wages, and bonuses payable	23,291,110	22,203,640
Self-insurance liabilities:
Employee group insurance	4,593,786	4,465,635
Workers’ compensation insurance	6,931,179	6,818,745
General liability insurance	2,997,657	2,872,163
Interest	19,531,257	20,414,995
Other	4,106,817	6,310,242

Total	$77,281,337	$78,868,836

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $27.8 million, $25.2 million and $25.8 million for fiscal years 2010, 2009 and 2008, respectively.

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2010	2009
Advance payments on purchases contracts	$771,265	$1,301,758
Deferred gain-sale/leasebacks	571,343	621,736
Deferred lease expense	1,694,570	1,625,649
Nonqualified investment plan liability	4,073,200	3,033,798
Other	541,617	483,858

Total other long-term liabilities	7,651,995	7,066,799
Less current portion	875,604	1,406,135

	$6,776,391	$5,660,664

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt and Short-Term Loans

Long-term debt and short-term loans are summarized as follows:

	2010	2009
Bonds payable:
Senior notes, interest rate of 8.875%, maturing 2017	$575,000,000	$575,000,000
Unamortized original issue discount on senior notes	(16,411,679)	(18,892,804)
Notes payable:
Real estate and equipment maturing 2011-2029:
Due to banks, weighted average interest rate of 4.63% for 2010 and 4.74% for 2009	130,448,707	144,169,565
Due to other financial institutions, weighted average interest rate of 6.41% for 2010 and 6.43% for 2009	128,461,975	149,037,584

Total long-term debt and short-term loans	817,499,003	849,314,345
Less current portion	92,184,965	31,314,776

Long-term debt, net of current portion	$725,314,038	$817,999,569

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

The lines of credit provide the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The lines allow the Company to issue up to $30.0

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

million in unused letters of credit, of which $8.6 million of unused letters of credit were issued at September 25, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes and the lines of credit at September 25, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

At September 25, 2010, property and equipment with an undepreciated cost of approximately $733.2 million was pledged as collateral for long-term debt. Long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2010	2009	2008
Total interest costs	$66,136,749	$61,643,076	$51,482,592
Interest capitalized	(1,283,110)	(2,583,728)	(4,596,662)

Interest expense	$64,853,639	$59,059,348	$46,885,930

Maturities of long-term debt at September 25, 2010 are as follows:

Fiscal Year
2011	$92,184,965
2012	44,485,665
2013	58,114,622
2014	10,040,123
2015	1,978,294
Thereafter	610,695,334

Total	$817,499,003

7. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

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

	Year Ended September 25, 2010
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$17,455,254	$14,284,150
Conversion of Class B to Class A shares	14,284,150	—

Net income allocated, diluted	$31,739,404	$14,284,150

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,828	11,601,562
Conversion of Class B to Class A shares	11,601,562	—

Weighted average shares outstanding, diluted	24,490,390	11,601,562

Earnings per share
Basic	$1.35	$1.23

Diluted	$1.30	$1.23

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

	Year Ended September 26, 2009		Year Ended September 27, 2008
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$15,786,185	$13,042,259	$27,695,297	$24,428,097
Conversion of Class B to Class A shares	13,042,259	—	24,428,097	—

Net income allocated, diluted	$28,828,444	$13,042,259	$52,123,394	$24,428,097

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,844,927	11,667,332	12,447,681	12,064,580
Conversion of Class B to Class A shares	11,667,332	—	12,064,580	—

Weighted average shares outstanding, diluted	24,512,259	11,667,332	24,512,261	12,064,580

Earnings per share
Basic	$1.23	$1.12	$2.22	$2.02

Diluted	$1.18	$1.12	$2.13	$2.02

9. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1,093,000, $1,095,000 and $1,181,000 for fiscal years 2010, 2009 and 2008, respectively.

Nonqualified Investment Plan—The Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $59,000 and $61,000 and $54,000 for fiscal years 2010, 2009 and 2008, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $9.6 million, $8.8 million and $10.8 million for fiscal years 2010, 2009 and 2008, respectively.

1997 Nonqualified Stock Option Plan—The Company had a nonqualified stock option plan under which an aggregate of 8,000,000 shares of the Company’s Class A Common Stock could have been issued to officers and other key employees until January 1, 2007. Accordingly, as of September 25, 2010 and September 26, 2009 no shares of the Company’s Class A Common Stock were available for future issuance under the plan and all remaining unexercised options had expired.

There have been no options granted during each of the three fiscal years ended September 25, 2010, therefore no compensation expense has been recognized during those periods.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

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

10. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2010	2009	2008
Revenues from unaffiliated customers:
Grocery sales	$3,274,015	$3,143,633	$3,107,264
Shopping center rentals	9,179	10,499	11,261
Fluid dairy	116,037	107,301	130,783

Total revenues from unaffiliated customers	$3,399,231	$3,261,433	$3,249,308

Income from operations:
Grocery sales	$97,775	$98,202	$109,081
Shopping center rentals	1,767	2,432	3,322
Fluid dairy	11,423	12,589	11,042

Total income from operations	$110,965	$113,223	$123,445

Assets:
Grocery sales	$1,381,438	$1,366,248	$1,221,769
Shopping center rentals	119,097	126,853	125,473
Fluid dairy	30,857	26,450	30,226
Elimination of intercompany receivable	(2,092)	(1,942)	(2,464)

Total assets	$1,529,300	$1,517,609	$1,375,004

Capital expenditures:
Grocery sales	$84,559	$135,631	$232,250
Shopping center rentals	3,903	3,013	14,528
Fluid dairy	3,563	2,377	2,002

Total capital expenditures	$92,025	$141,021	$248,780

Depreciation and amortization:
Grocery sales	$77,507	$71,859	$61,228
Shopping center rentals	5,394	5,706	5,754
Fluid dairy	2,030	2,114	2,116

Total depreciation and amortization	$84,931	$79,679	$69,098

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

Sales by product category for fiscal years 2010, 2009 and 2008, respectively, are as follows:

	Fiscal Year Ended September
	2010	2009	2008
Grocery	$1,366,594,928	$1,358,030,265	$1,295,946,749
Non-foods	684,507,646	664,376,193	624,957,153
Perishables	787,050,900	768,604,794	727,072,477
Gasoline	435,861,591	352,621,331	459,287,398

Total grocery segment	$3,274,015,065	$3,143,632,583	$3,107,263,777

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals, net of shopping center expense of $7.4 million, $8.1 million and $7.9 million for the fiscal years ended 2010, 2009 and 2008, respectively, is included in the caption “Rental income, net” in the Consolidated Statements of Income. Grocery and fluid dairy revenues comprise the net sales reported in the Consolidated Statements of Income.

The fluid dairy segment had $55.7 million, $54.2 million and $63.5 million in sales to the grocery sales segment in fiscal 2010, 2009 and 2008, respectively. These sales were eliminated in consolidation.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2010
Net sales	$840,953	$837,005	$856,128	$855,966	$3,390,052
Gross profit	185,261	185,869	196,887	194,910	762,927
Net income	6,017	5,595	11,669	8,458	31,739
Basic earnings per common share
Class A	0.26	0.24	0.50	0.35	1.35
Class B	0.23	0.22	0.45	0.33	1.23
Diluted earnings per common share
Class A	0.25	0.23	0.48	0.34	1.30
Class B	0.23	0.22	0.45	0.33	1.23
2009
Net sales	$804,865	$789,175	$826,766	$830,127	$3,250,933
Gross profit	185,555	181,124	191,567	184,835	743,081
Net income	11,128	7,772	4,737	5,191	28,828
Basic earnings per common share
Class A	0.47	0.33	0.20	0.23	1.23
Class B	0.43	0.30	0.18	0.21	1.12
Diluted earnings per common share
Class A	0.45	0.32	0.19	0.22	1.18
Class B	0.43	0.30	0.18	0.21	1.12

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 25, 2010 totaled $16.0 million. The Company expects these commitments to be fulfilled during fiscal year 2011.

13. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate their fair values.

Current certificates of deposit: The carrying amounts reported in the Consolidated Balance Sheets for certificates of deposit approximate their fair values.

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

The carrying amounts and fair values of the Company’s financial instruments at September 25, 2010 and September 26, 2009 are as follows (amounts in thousands):

	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$63,855	$63,855	$77,036	$77,036
Current certificates of deposit	6,000	6,000	15,000	15,000
Receivables	53,081	53,081	50,402	50,402
Long-term and short-term debt:
Real estate and equipment	258,911	259,139	293,207	293,412
Other	558,588	613,813	556,107	590,813

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements—(Continued)

Fiscal years ended September 25, 2010, September 26, 2009 and September 27, 2008

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2010	2009	2008
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$65,737,378	$50,527,933	$46,514,289
Income taxes	6,301,465	(1,073,993)	31,516,699
Non cash items:
Property and equipment additions included in accounts payable	10,321,135	3,858,775	23,940,418

15. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $269.4 million in 2010, $271 million in 2009 and $258 million in 2008. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 25, 2010. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $10.6 million at September 25, 2010 and $10.7 million at September 26, 2009.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $37.6 million in 2010, $36.3 million in 2009 and $44.3 million in 2008. Amounts due from this distributor, included in receivables, were $1.5 million at September 25, 2010 and $1.4 million at September 26, 2009.

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock. During fiscal year 2009, a loan totaling $0.5 million between the Company and the Investment/Profit Sharing Plan was made and was repaid by the plan to the Company during fiscal year 2010. At September 25, 2010 no other such loans were outstanding.

17. Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 25, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$638,615	$151,517	$193,912	$596,220

Fiscal year ended September 26, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$752,267	$531,175	$644,827	$638,615

Fiscal year ended September 27, 2008:
Deducted from asset accounts:
Allowance for doubtful accounts	$962,412	—	$210,145	$752,267

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/S/ ROBERT P. INGLE
Robert P. Ingle Chief Executive Officer

Date: November 30, 2010

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

/S/ PAT JACKSON Pat Jackson, CPA, Secretary and Controller

John O. Pollard, Attorney, Director

/S/ CHARLES L. GAITHER, JR. Charles L. Gaither, Jr., President-Milkco, Inc. and Director

/S/ FRED D. AYERS Fred D. Ayers, Director

Laura Sharp, Director