Form 10-Q
period 2010-12-25
INGLES MARKETS INC
filed 2011-01-31
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2010

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

As of January 26, 2011, the Registrant had 12,890,933 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,621,326 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 25, 2010	SEPTEMBER 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$21,359,522	$57,854,587
Certificates of deposit	—	6,000,000
Receivables-net	60,033,690	53,080,901
Inventories	289,670,704	286,430,753
Other current assets	14,635,010	16,545,242

Total Current Assets	385,698,926	419,911,483
Property and Equipment – Net	1,093,926,828	1,089,390,677
Other Assets	20,465,758	19,997,950

Total Assets	$1,500,091,512	$1,529,300,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$90,680,775	$92,184,965
Accounts payable - trade	161,698,315	141,690,162
Accrued expenses and current portion of other long-term liabilities	59,284,141	77,281,337

Total Current Liabilities	311,663,231	311,156,464
Deferred Income Taxes	70,121,000	72,213,000
Long-Term Debt	693,810,242	725,314,038
Other Long-Term Liabilities	7,411,869	6,776,391

Total Liabilities	1,083,006,342	1,115,459,893

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,890,933 shares at December 25, 2010 and 12,889,433 shares at September 25, 2010	644,547	644,472
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,552,326 shares at December 25, 2010 and 11,582,826 shares at September 25, 2010	577,616	579,141
Paid-in capital in excess of par value	117,050,922	117,592,932
Retained earnings	298,812,085	295,023,672

Total Stockholders’ Equity	417,085,170	413,840,217

Total Liabilities and Stockholders’ Equity	$1,500,091,512	$1,529,300,110

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Net sales	$872,753,265	$840,953,201
Cost of goods sold	679,272,795	655,692,544

Gross profit	193,480,470	185,260,657
Operating and administrative expenses	167,254,973	160,600,998
Rental income, net	314,808	273,710
Gain (loss) from sale or disposal of assets	11,299	(200,024)

Income from operations	26,551,604	24,733,345
Other income, net	1,124,943	853,554
Interest expense	15,854,953	16,150,889

Income before income taxes	11,821,594	9,436,010

Income taxes:
Current	6,033,000	4,309,000
Deferred	(1,864,000)	(890,000)

	4,169,000	3,419,000

Net income	$7,652,594	$6,017,010

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.33	$0.26

Diluted earnings per common share	$0.31	$0.25

Class B Common Stock
Basic earnings per common share	$0.30	$0.23

Diluted earnings per common share	$0.30	$0.23

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 25, 2010 AND DECEMBER 26, 2009

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956
Net income	—	—	—	—	—	6,017,010	6,017,010
Cash dividends	—	—	—	—	—	(3,870,483)	(3,870,483)

Balance, December 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$280,900,738	$400,310,483

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$295,023,672	$413,840,217
Net income	—	—	—	—	—	7, 652,594	7,652,594
Cash dividends	—	—	—	—	—	(3,864,181)	(3,864,181)
Stock repurchases, at cost	—	—	(29,000)	(1,450)	(542,010)	—	(543,460)
Common stock conversions	1,500	75	(1,500)	(75)	—	—	—

Balance, December 25, 2010	12,890,933	$644,547	11,552,326	$577,616	$117,050,922	$298,812,085	$417,085,170

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Cash Flows from Operating Activities:
Net income	$7,652,594	$6,017,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	20,947,414	21,600,028
(Gains) losses on disposals of property and equipment	(11,299)	200,024
Receipt of advance payments on purchases contracts	750,000	750,000
Recognition of advance payments on purchases contracts	(671,614)	(927,980)
Deferred income taxes	(1, 864,000)	(890,000)
Changes in operating assets and liabilities:
Receivables	(6,952,789)	(9,962,686)
Inventory	(3,239,951)	(10,823,545)
Other assets	116,548	13,116,878
Accounts payable and accrued expenses	3,810,998	(15,510,449)

Net Cash Provided by Operating Activities	20,537,901	3,569,280

Cash Flows from Investing Activities:
Purchase of certificates of deposit	—	(3,000,000)
Proceeds from maturities of certificates of deposit	6,000,000	—
Proceeds from sales of property and equipment	48,132	1,195,386
Capital expenditures	(25,665,471)	(17,680,769)

Net Cash Used in Investing Activities	(19,617,339)	(19,485,383)

Cash Flows from Financing Activities:
Proceeds from line of credit borrowings	62,981,815	—
Payments on line of credit borrowings	(62,981,815)	—
Principal payments on long-term borrowings	(33,007,986)	(7,571,776)
Common stock repurchases	(543,460)	—
Dividends paid	(3,864,181)	(3,870,483)

Net Cash Used in Financing Activities	(37,415,627)	(11,442,259)

Net Decrease in Cash and Cash Equivalents	(36,495,065)	(27,358,362)
Cash and cash equivalents at beginning of period	57,854,587	59,535,848

Cash and Cash Equivalents at End of Period	$21,359,522	$32,177,486

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 25, 2010 and December 26, 2009

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 25, 2010, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 25, 2010 and December 26, 2009. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2010, filed by the Company under the Securities Exchange Act of 1934 on November 30, 2010.

The results of operations for the three-month period ended December 25, 2010 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the three months ended December 26, 2009 have been reclassified to conform to the current year presentation of certificates of deposit.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the three-month period ended December 25, 2010.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $656,000 and $596,000 at December 25, 2010 and September 25, 2010, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 25, 2010, the Company had approximately $57,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of December 25, 2010, the Company had gross unrecognized tax benefits of approximately $159,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of December 25, 2010 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities.

At December 25, 2010, the Company had approximately $3.9 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 25, 2010	SEPTEMBER 25, 2010
Property, payroll, and other taxes payable	$11,976,631	$15,829,531
Salaries, wages and bonuses payable	18,613,816	23,291,110
Self-insurance liabilities	14,033,821	14,522,622
Interest	6,684,329	19,531,257
Income taxes	3,624,807
Other	4,350,737	4,106,817

Total	$59,284,141	$77,281,337

Self-insurance liabilities are established for general liability claims, workers’ compensation claims, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.5 million and $7.6 million for each of the three-month periods ended December 25, 2010 and December 26, 2009, respectively.

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

In connection with the offering of the Notes, the Company entered into a $175.0 million line of credit arrangement (the “Line Agreement”). At December 25, 2010, the Company has $185.0 million of total commitments under lines of credit, with no borrowings outstanding.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at December 25, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

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

The Company’s long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of December 25, 2010, the Company was in compliance with these covenants by a significant margin.

The Company’s long-term debt agreements generally have cross-default provisions, which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

Subsequent to the end of the first quarter of fiscal 2011, on December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for: (A) acquisition, construction and equipping of a new approximately 830,000 square foot warehouse and distribution center and a new grocery store to be located in Buncombe County, North Carolina (the “Project”), and (B) the payment of certain expenses incurred in connection with the issuance of the Bonds. The final maturity date of the Bonds is January 1, 2036.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions. Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions will hold the Bonds until January 1, 2017, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 begins on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to January 1, 2017.

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation. Initially, the interest rate on the Bonds is equal to one month LIBOR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project. Additional collateral may be required in order to meet certain loan to value criteria in the Covenant Agreement. The Covenant Agreement incorporates substantially all financial covenants included in the Line Agreement.

Also on December 29, 2010, the Company executed an amendment to extend the maturity of the Line Agreement from May 12, 2012 to December 29, 2015. All other terms of the Line Agreement remain in place.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 21, 2010 to stockholders of record on October 7, 2010.

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

	THREE MONTHS ENDED DECEMBER 25, 2010		THREE MONTHS ENDED DECEMBER 26, 2009
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$4,212,465	$3,440,129	$3,306,370	$2,710,640
Conversion of Class B to Class A shares	3,440,129	—	2,710,640	—

Net income allocated, diluted	$7,652,594	$3,440,129	$6,017,010	$2,710,640

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,890,084	11,576,120	12,888,608	11,623,651
Conversion of Class B to Class A shares	11,576,120	—	11,623,651	—

Weighted average shares outstanding, diluted	24,466,204	11,576,120	24,512,259	11,623,651

Earnings per share
Basic	$0.33	$0.30	$0.26	$0.23

Diluted	$0.31	$0.30	$0.25	$0.23

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Revenues from unaffiliated customers:
Grocery sales	$842,040	$814,199
Shopping center rentals	2,124	2,280
Fluid dairy	30,713	26,754

Total revenues from unaffiliated customers	$874,877	$843,233

Income from operations:
Grocery sales	$23,142	$21,273
Shopping center rentals	315	274
Fluid dairy	3,095	3,186

Total income from operations	$26,552	$24,733

	DECEMBER 25, 2010	SEPTEMBER 25, 2010
Assets:
Grocery sales	$1,347,972	$1,381,438
Shopping center rentals	119,097	119,097
Fluid dairy	35,381	30,857
Elimination of intercompany receivable	(2,358)	(2,092)

Total assets	$1,500,092	$1,529,300

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Grocery	$357,691	$348,590
Non-foods	172,538	169,675
Perishables	202,405	190,301
Gasoline	109,406	105,633

Total grocery segment	$842,040	$814,199

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

For the three months ended December 25, 2010 and December 26, 2009, the fluid dairy segment had $14.6 million and $13.7 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At December 25, 2010 and September 25, 2010, the fair value of the Company’s debt was estimated at $837.7 million and $873.0 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at December 25, 2010 by $53.2 million and more than the carrying value of debt at September 25, 2010 by $55.5 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were filed with the SEC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeastern United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of December 25, 2010, the Company operated 73 in-store pharmacies and 69 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $300,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 25, 2010, the Company’s self insurance reserves totaled $14.0 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 25, 2010.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $27.8 million and $26.2 million for the fiscal quarters ended December 25, 2010 and December 26, 2009, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million and $3.5 million for the fiscal quarters ended December 25, 2010 and December 26, 2009, respectively.

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

Uncertain Tax Positions

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax positions. The Company’s positions are evaluated in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of position provisions for and changes to uncertain tax positions based on the Company’s evaluation of facts and circumstances. Unfavorable settlement of any particular position would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 25, 2010 and December 26, 2009 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three-month periods ended December 25, 2010 and December 26, 2009, comparable store sales include 200 and 196 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the condensed consolidated financial statements.

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Net sales	100.0%	100.0%
Gross profit	22.2%	22.0%
Operating and administrative expenses	19.2%	19.1%
Rental income, net	—%	—%
Income from operations	3.0%	2.9%
Other income, net	0.1%	0.1%
Interest expense	1.8%	1.9%
Income before income taxes	1.4%	1.1%
Income taxes	0.5%	0.4%
Net income	0.9%	0.7%

Three Months Ended December 25, 2010 Compared to the Three Months Ended December 26, 2009

Net income for the first quarter of fiscal 2011 totaled $7.7 million, 27.2% higher than net income of $6.0 million earned for the first quarter of fiscal 2010. The primary factors behind the net income increase were increased sales and gross profit, which exceeded growth in expenses.

Net Sales. Net sales increased 3.8% to $872.8 million for the three months ended December 25, 2010 from $841.0 million for the three months ended December 26, 2009. Ingles operated 203 stores at December 25, 2010 and 201 stores at December 26, 2009. Retail square footage was approximately 11.0 million at December 25, 2010 and 10.8 million at December 26, 2009. Excluding gasoline sales, net sales increased 3.8% for the three months ended December 25, 2010 compared with the three months ended December 26, 2009.

Grocery segment comparable store sales grew $23.5 million, or 2.9%, in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010. Excluding gasoline sales, comparable store sales also increased 2.9%. Retail gasoline sales prices increased and the number of gallons sold decreased during the first quarter of fiscal 2011 compared with the first quarter of fiscal 2010. The number of customer transactions (excluding gasoline) increased 0.7%, and the average transaction size (excluding gasoline) increased by 2.7%.

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
Grocery	$357,691	$348,590
Non-foods	172,538	169,675
Perishables	202,405	190,301
Gasoline	109,406	105,633

Total grocery segment	$842,040	$814,199

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 25, 2010 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 26, 2009	$814,199
Comparable store sales increase (including gasoline)	23,470
Impact of stores opened in fiscal 2010 and 2011	4,377
Impact of stores closed in fiscal 2010 and 2011	—
Other	(6)

Total grocery sales for the three months ended December 25, 2010	$842,040

Net sales to outside parties for the Company’s milk processing subsidiary increased $4.0 million, or 14.8%, in the December 2010 quarter compared to the December 2009 quarter. The sales increase is attributable to higher raw milk costs in the December 2010 quarter compared to the December 2009 quarter. The case volume of products sold also increased.

Gross Profit. Gross profit for the three-month period ended December 25, 2010 increased $8.2 million to $193.5 million, or 22.2% of sales, compared to $185.3 million, or 22.0% of sales, for the three-month period ended December 26, 2009.

Grocery segment gross profit as a percentage of total sales was affected by changes in sales mix, intense competition and vendor participation in pricing promotions. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 25.2% for the three months ended December 25, 2010 compared with 25.0% for the three months ended December 26, 2009.

Gross profit for the Company’s milk processing subsidiary for the December 2010 quarter increased $0.3 million, or 4.7%, to $5.8 million, or 12.8% of sales, compared to $5.5 million, or 13.6% of sales, for the December 2009 quarter. The cents-per-gallon margin was affected by the competitive environment comparing the three months ended December 2010 with the three months ended December 2009.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $11.8 million and $11.7 million for the quarters ended December 2010 and December 2009, respectively. The milk processing segment is a manufacturing process, therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses for the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.7 million, or 4.1%, to $167.3 million for the three months ended December 25, 2010, from $160.6 million for the three months ended December 26, 2009. As a percentage of sales, operating and administrative expenses were 19.2% and 19.1% for the three months ended December 25, 2010 and December 26, 2009, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.8% of sales for the first fiscal quarter of 2011 compared with 21.7% for the first fiscal quarter of 2010. The smaller number of new and remodeled stores opened by the Company during fiscal years 2010 and 2011 have contributed to operating expenses as a percentage of sales being relatively stable.

The major increases in operating and administrative expenses were as follows:

	INCREASE IN MILLIONS	INCREASE AS A % OF SALES
Salaries and wages	$3.2	0.36%
Insurance expense	$1.5	0.17%
Bank charges	$1.1	0.13%
Utilities and fuel	$0.7	0.08%
Depreciation and amortization	$0.7	0.08%

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

Bank charges increased as result of increased interchange fees charged by processing companies and by an increase in the proportion of sales settled with debit and credit cards.

Utility and fuel expenses have increased due to market commodity price increases.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Rental Income, Net. Rental income, net totaled $0.3 million for both the December 2010 and 2009 quarters. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net increased $0.2 million to $1.1 million for the three-month period ended December 25, 2010 from $0.9 million for the three-month period ended December 26, 2009. The increase is principally due to higher income from waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended December 25, 2010 to $15.9 million from $16.2 million for the three-month period ended December 26, 2009. Total debt at December 25, 2010 was $784.5 million compared to $841.7 million at December 26, 2009.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.3% in the December 2010 quarter compared to 36.2% in the December 2009 quarter. The decreased percentage is primarily attributable to lower state income taxes.

Net Income. Net income increased $1.7 million or 27.2% for the three-month period ended December 25, 2010 to $7.7 million compared to $6.0 million for the three-month period ended December 26, 2009. Net income, as a percentage of sales, was 0.9% for the December 2010 quarter and 0.7% for the December 2009 quarter. Basic and diluted earnings per share for Class A Common Stock were $0.33 and $0.31, respectively, for the December 2010 quarter, compared to $0.26 and $0.25, respectively, for the December 2009 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.30 for the December 2010 quarter compared to $0.23 for the December 2009 quarter.

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

Capital expenditures totaled $25.7 million for the three-month period ended December 25, 2010, including the opening of one new store and two remodeled stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2011 and in fiscal 2012.

Ingles’ capital expenditure plans for fiscal 2011 include investments of approximately $100 to $140 million. During fiscal 2011 the Company expects to begin construction of an adjacent addition to its current distribution center. The project will be funded with tax exempt Recovery Zone Facility Bonds that were issued on December 29, 2010 in the amount of $99.7 million. In addition to the distribution center, proceeds will be used to construct a new store in Buncombe County, North Carolina. Both of these projects are expected to be completed in fiscal 2012. The Company budgeted its expected capital expenditures for fiscal 2011 in recognition that economic conditions may not improve rapidly and to allow maturation of the historically larger number of store redevelopment projects undertaken in fiscal 2009 and 2010. Depending upon the timing of fiscal 2011 expenditures for the distribution center expansion, the Company plans to open up as many as two new, replacement or remodeled stores and add four fuel stations either at existing stores or in conjunction with its new, replacement and remodeled stores. Some of the projects are already in progress, with some expenditures included in fiscal 2010 capital expenditures. Fiscal 2011 capital expenditures will also include investments in stores expected to open in fiscal 2012 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at December 25, 2010 totaled $12.9 million.

Liquidity

The Company generated $20.5 million of net cash from operations in the December 2010 quarter compared to $3.6 million of net cash provided by operations in the December 2009 quarter. Most of the change is attributable to an increase in operating income less cash used for working capital, including inventory.

Cash used in investing activities for the December 2010 quarter totaled $19.6 million, compared to $19.5 million in the December 2009 quarter. The primary investing activities for the quarter ended December 25, 2010 were $25.7 million of capital expenditures, and $6.0 million of investment liquidation to meet scheduled debt repayments.

Cash used in financing activities during the December 2010 quarter totaled $37.4 million, compared with $11.4 million during the December 2009 quarter. For the December 2010 quarter, principal payments on long-term debt were $33.0 million and dividend payments were $3.9 million. The Company also repurchased 29,000 shares of its Class B Common Stock from the Company’s Profit Sharing and Investment Plan to meet employee distributions from the plan.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. The Company has $185.0 million of total commitments under lines of credit. There were no borrowings outstanding under lines of credit at December 25, 2010.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at December 25, 2010. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at December 25, 2010.

The Company’s long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants could have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of December 25, 2010, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $410 million of additional borrowings (including borrowings under committed lines of credit) as of December 25, 2010.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of December 25, 2010, the Company had unencumbered real property and equipment with a net book value of approximately $782 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 25, 2010 other than as disclosed elsewhere in this Form 10-Q.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, long-term debt and the lines of credit contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	THREE MONTHS ENDED
	DECEMBER 25, 2010	DECEMBER 26, 2009
All items	0.3%	0.8%
Food and beverages	0.1%	0.4%
Energy	2.5%	6.8%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; general concerns about food safety; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties, including those contained in the Company’s Annual Report on Form 10-K for the year ended September 25, 2010, as updated or supplemented by subsequent quarterly reports on Form 10-Q and current reports of Form 8-K filed with the Securities and Exchange Commission.

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

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. Following the comprehensive refinancing undertaken by the Company during the third quarter of fiscal year 2009, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2010.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 25, 2010, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2010. After consideration of the matters discussed above, management has concluded that the Company’s controls and procedures were effective as of December 25, 2010.

(b) Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal 2011 testing of internal controls over financial reporting and has begun performing tests for fiscal 2011.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SHARES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
September 26, 2010 to October 30, 2010	—	$—	—	960,000
Second four weeks
October 31, 2010 to November 27, 2010	—	—	—	960,000
Third four weeks
November 28, 2010 to December 25, 2010	29,000	$18.74	29,000	931,000

Total	29,000	$18.74	29,000	931,000

(1)	The reported periods conform to the Company’s fiscal calendar composed of twelve months ending on the last Saturday of each calendar month. The first quarter of fiscal 2011 contained 13 weeks.
(2)	Shares were purchased under a program authorized by the Board of Directors and announced on March 9, 2010. Under the program, up to one million shares of Class A Common Stock or Class B Common Stock may be repurchased. The program has no expiration date but may be terminated by the Board of Directors at any time. Through December 25, 2010 all shares purchased have been Class B Common Stock
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

INGLES MARKETS, INCORPORATED

Date: January 31, 2011	/s/ Robert P. Ingle
Robert P. Ingle
Chief Executive Officer

Date: January 31, 2011	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and
Chief Financial Officer