Form 10-Q
period 2011-03-26
INGLES MARKETS INC
filed 2011-04-29
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 26, 2011

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑.

As of April 26, 2011, the Registrant had 12,890,933 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,621,326 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 26, 2011	SEPTEMBER 25, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$23,420,214	$57,854,587
Certificates of deposit	—	6,000,000
Receivables – net	55,449,062	53,080,901
Inventories	295,580,613	286,430,753
Other current assets	17,703,304	16,545,242

Total Current Assets	392,153,193	419,911,483
Property and Equipment – Net	1,087,396,384	1,089,390,677
Restricted Investments	95,622,136	—
Other Assets	21,197,839	19,997,950

Total Assets	$1,596,369,552	$1,529,300,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$87,960,509	$92,184,965
Accounts payable – trade	150,496,856	141,690,162
Accrued expenses and current portion of other long-term liabilities	72,904,258	77,281,337

Total Current Liabilities	311,361,623	311,156,464
Deferred Income Taxes	68,901,000	72,213,000
Long-Term Debt	787,637,958	725,314,038
Other Long-Term Liabilities	7,522,039	6,776,391

Total Liabilities	1,175,422,620	1,115,459,893

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,890,933 shares at March 26, 2011 and 12,889,433 shares at September 25, 2010	644,547	644,472
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,552,326 shares at March 26, 2011 and 11,582,826 shares at September 25, 2010	577,616	579,141
Paid-in capital in excess of par value	117,050,922	117,592,932
Retained earnings	302,673,847	295,023,672

Total Stockholders’ Equity	420,946,932	413,840,217

Total Liabilities and Stockholders’ Equity	$1,596,369,552	$1,529,300,110

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 26, 2011	MARCH 27, 2010
Net sales	$870,370,803	$837,005,224
Cost of goods sold	675,734,506	651,136,344

Gross profit	194,636,297	185,868,880
Operating and administrative expenses	168,569,195	161,845,134
Rental income, net	553,188	395,110
Gain from sale or disposal of assets	9,463	7,308

Income from operations	26,629,753	24,426,164
Other income, net	1,076,105	842,849
Interest expense	15,713,246	16,598,879

Income before income taxes	11,992,612	8,670,134

Income tax expense (benefit):
Current	5,946,000	3,080,000
Deferred	(1,675,000)	(5,000)

	4,271,000	3,075,000

Net income	$7,721,612	$5,595,134

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.33	$0.24

Diluted earnings per common share	$0.32	$0.23

Class B Common Stock
Basic earnings per common share	$0.30	$0.22

Diluted earnings per common share	$0.30	$0.22

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 26, 2011	MARCH 27, 2010
Net sales	$1,743,124,068	$1,677,958,425
Cost of goods sold	1,355,007,301	1,306,828,888

Gross profit	388,116,767	371,129,537
Operating and administrative expenses	335,824,168	322,446,132
Rental income, net	867,995	668,821
Gain (loss) from sale or disposal of assets	20,762	(192,716)

Income from operations	53,181,356	49,159,510
Other income, net	2,201,049	1,696,403
Interest expense	31,568,200	32,749,769

Income before income taxes	23,814,205	18,106,144

Income tax expense (benefit):
Current	11,979,000	7,389,000
Deferred	(3,539,000)	(895,000)

	8,440,000	6,494,000

Net income	$15,374,205	$11,612,144

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.66	$0.50

Diluted earnings per common share	$0.63	$0.48

Class B Common Stock
Basic earnings per common share	$0.60	$0.45

Diluted earnings per common share	$0.60	$0.45

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 26, 2011 AND MARCH 27, 2010

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$278,754,211	$398,163,956
Net income	—	—	—	—	—	11,612,144	11,612,144
Cash dividends	—	—	—	—	—	(7,740,970)	(7,740,970)
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)

Balance, March 27, 2010	12,888,608	$644,430	11,583,651	$579,183	$117,592,932	$282,625,385	$401,441,930

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$295,023,672	$413,840,217
Net income	—	—	—	—	—	15,374,205	15,374,205
Cash dividends	—	—	—	—	—	(7,724,030)	(7,724,030)
Stock repurchases, at cost	—	—	(29,000)	(1,450)	(542,010)	—	(543,460)
Common stock conversions	1,500	75	(1,500)	(75)	—	—	—

Balance, March 26, 2011	12,890,933	$644,547	11,552,326	$577,616	$117,050,922	$302,673,847	$420,946,932

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 26, 2011	MARCH 27, 2010
Cash Flows from Operating Activities:
Net income	$15,374,205	$11,612,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	42,313,930	43,262,797
(Gain) loss on disposals of property and equipment	(20,762)	192,716
Receipt of advance payments on purchase contracts	1,325,000	1,325,000
Recognition of advance payments on purchase contracts	(1,343,228)	(1,664,627)
Deferred income taxes	(3,539,000)	(895,000)
Changes in operating assets and liabilities:
Receivables	(2,368,160)	(1,273,371)
Inventory	(9,149,860)	(10,400,458)
Other assets	(4,411,690)	8,291,366
Accounts payable and accrued expenses	9,918,263	8,641,507

Net Cash Provided by Operating Activities	48,098,698	59,092,074

Cash Flows from Investing Activities:
Purchase of certificates of deposit	—	(3,000,000)
Proceeds from maturities of certificates of deposit	6,000,000	—
Purchases of restricted investments	(95,622,136)	—
Proceeds from sales of property and equipment	136,360	1,195,507
Capital expenditures	(42,879,269)	(34,248,133)

Net Cash Used in Investing Activities	(132,365,045)	(36,052,626)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	81,249,247	—
Payments on short-term borrowings	(81,249,247)	—
Proceeds from long-term borrowings	99,740,000	—
Principal payments on long-term borrowings	(41,640,536)	(15,803,678)
Common stock repurchases	(543,460)	(593,200)
Dividends paid	(7,724,030)	(7,740,970)

Net Cash Provided (Used) by Financing Activities	49,831,974	(24,137,848)

Net Decrease in Cash and Cash Equivalents	(34,434,373)	(1,098,400)
Cash and cash equivalents at beginning of period	57,854,587	59,535,848

Cash and Cash Equivalents at End of Period	$23,420,214	$58,437,448

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 26, 2011 and March 27, 2010

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 26, 2011, and the results of operations for the three-month and six-month periods ended March 26, 2011 and March 27, 2010, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 26, 2011 and March 27, 2010. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2010, filed by the Company under the Securities Exchange Act of 1934 on November 30, 2010.

The results of operations for the three-month and six-month periods ended March 26, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the six months ended March 27, 2010 have been reclassified to conform to the current year presentation of certificates of deposit.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the six-month period ended March 26, 2011.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $609,000 and $596,000 at March 26, 2011 and September 25, 2010, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 26, 2011, the Company had approximately $58,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of March 26, 2011, the Company had gross unrecognized tax benefits of approximately $168,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of March 26, 2011 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities.

At March 26, 2011, the Company had approximately $4.8 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 26, 2011	September 25, 2010
Property, payroll, and other taxes payable	$9,468,574	$15,829,531
Salaries, wages and bonuses payable	19,978,215	23,291,110
Self-insurance liabilities	15,532,207	14,522,622
Interest	19,886,554	19,531,257
Other	8,038,708	4,106,817

Total	$72,904,258	$77,281,337

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

occurrence for workers’ compensation and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.5 million and $8.2 million for the three-month periods ended March 26, 2011 and March 27, 2010, respectively. For each of the six-month periods ended March 26, 2011 and March 27, 2010, employee insurance expense, net of employee contributions, totaled $16.9 million and $15.8 million, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit (the “Line Agreement”) and terminated three other lines of credit. At March 26, 2011, the Company had $185.0 million of total availability under lines of credit, with no borrowings outstanding.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of outstanding letters of credit were issued at March 26, 2011. The Company is not required to maintain compensating balances in connection with these lines of credit.

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

Bond proceeds were invested in a trust account with the Bond trustee. The Company receives disbursements from the account as it submits requisitions to the trustee for incurred Project costs. The account with the Bond trustee is listed in the line item “Restricted investments” on the Unaudited Condensed Consolidated Balance Sheets and consists of money market deposits and United States Treasury securities which mature no later than September, 2012. These investments are classified as available-for-sale and are stated at market value.

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

The Notes, the Bonds and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 26, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line Agreement, Bonds and Notes indenture in the event of default under any one instrument.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 20, 2011 and October 21, 2010 to stockholders of record on January 6, 2011 and October 7, 2010, respectively.

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

	Three Months Ended March 26, 2011		Six Months Ended March 26, 2011
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,255,059	$3,466,553	$8,467,441	$6,906,764
Conversion of Class B to Class A shares	3,466,553	—	6,906,764	—

Net income allocated, diluted	$7,721,612	$3,466,553	$15,374,205	$6,906,764

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,890,933	11,552,326	12,890,509	11,564,223
Conversion of Class B to Class A shares	11,552,326	—	11,564,223	—

Weighted average shares outstanding, diluted	24,443,259	11,552,326	24,454,732	11,564,223

Earnings per share
Basic	$0.33	$0.30	$0.66	$0.60

Diluted	$0.32	$0.30	$0.63	$0.60

	Three Months Ended March 27, 2010		Six Months Ended March 27, 2010
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$3,074,826	$2,520,308	$6,381,229	$5,230,915
Conversion of Class B to Class A shares	2,520,308	—	5,230,915	—

Net income allocated, diluted	$5,595,134	$2,520,308	$11,612,144	$5,230,915

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,608	11,616,178	12,888,608	11,619,915
Conversion of Class B to Class A shares	11,616,178	—	11,619,915	—

Weighted average shares outstanding, diluted	24,504,786	11,616,178	24,508,523	11,619,915

Earnings per share
Basic	$0.24	$0.22	$0.50	$0.45

Diluted	$0.23	$0.22	$0.48	$0.45

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Revenues from unaffiliated customers:
Grocery sales	$839,391	$807,524	$1,681,431	$1,621,723
Shopping center rentals	2,447	2,325	4,571	4,605
Fluid dairy	30,980	29,481	61,693	56,235

Total revenues from unaffiliated customers	$872,818	$839,330	$1,747,695	$1,682,563

Income from operations:
Grocery sales	$23,246	$21,220	$46,388	$42,494
Shopping center rentals	553	395	868	669
Fluid dairy	2,830	2,811	5,925	5,997

Total income from operations	$26,629	$24,426	$53,181	$49,160

	March 26, 2011	September 25, 2010
Assets:
Grocery sales	$1,444,994	$1,381,438
Shopping center rentals	118,485	119,097
Fluid dairy	35,079	30,857
Elimination of intercompany receivable	(2,188)	(2,092)

Total assets	$1,596,370	$1,529,300

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Grocery	$347,020	$344,591	$704,711	$693,181
Non-foods	169,624	166,195	342,161	335,870
Perishables	201,169	190,382	403,574	380,683
Gasoline	121,578	106,356	230,985	211,989

Total grocery segment	$839,391	$807,524	$1,681,431	$1,621,723

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

For the three-month periods ended March 26, 2011 and March 27, 2010, respectively, the fluid dairy segment had $14.4 million and $14.6 million in sales to the grocery sales segment. The fluid dairy segment had $29.0 million and $28.4 million in sales to the grocery sales segment for the six-month periods ended March 26, 2011 and March 27, 2010, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At March 26, 2011 and September 25, 2010, the fair value of the Company’s debt was estimated at $934.5 million and $873.0 million, respectively, primarily using market yields and taking into consideration the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

underlying terms of the debt. Such fair value was more than the carrying value of debt at March 26, 2011 by $58.9 million and more than the carrying value of debt at September 25, 2010 by $55.5 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of March 26, 2011, the Company operated 73 in-store pharmacies and 69 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 26, 2011, the Company’s self insurance reserves totaled $15.5 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Restricted Investments

Restricted investments consist of money market deposits and United States Treasury securities purchased with proceeds of the Recovery Zone Bonds issued in December, 2010. These investments are held in a trust account, mature no later than September, 2012, and may only be liquidated as the Company incurs approved costs to build the Project. These investments are classified as available-for-sale and are stated at market value.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows as compared to the carrying value. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $27.0 million and $26.8 million for the fiscal quarters ended March 26, 2011 and March 27, 2010, respectively. For the six-month periods ended March 26, 2011 and March 27, 2010, vendor allowances applied as a reduction of merchandise costs totaled $54.8 million and $52.9 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million for the fiscal quarter ended March 26, 2011 and $3.3 million for the fiscal quarter ended March 27, 2010. For the six-month periods ended March 26, 2011 and March 27, 2010, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.6 million and $6.8 million, respectively.

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

Uncertain Tax Positions

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax positions. The Company’s positions are evaluated in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of provisions for and changes to uncertain tax positions based on the Company’s evaluation of facts and circumstances. Unfavorable settlement of any particular position would require use of cash. Favorable resolution would be recognized as a reduction to income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 26, 2011 and March 27, 2010, respectively. Beginning with the fiscal quarter ended March 26, 2011 the Company changed its methodology for calculating comparable store sales to be more in line with peer grocery companies. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters. Previously, comparable store sales were defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Fiscal year 2010 comparable store sales have been restated to reflect this change in methodology. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

lighting and equipment throughout an existing store. For the three- and six-month periods ended March 26, 2011 and March 27, 2010, comparable store sales include 200 and 196 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.4%	22.2%	22.3%	22.1%
Operating and administrative expenses	19.4%	19.3%	19.3%	19.2%
Rental income, net	0.1%	0.1%	0.1%	—%
Gain from sale or disposal of assets	—%	—%	—%	—%
Income from operations	3.1%	2.9%	3.1%	2.9%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.8%	2.0%	1.8%	2.0%
Income before income taxes	1.4%	1.0%	1.4%	1.1%
Income taxes	0.5%	0.3%	0.5%	0.4%
Net income	0.9%	0.7%	0.9%	0.7%

Three Months Ended March 26, 2011 Compared to the Three Months Ended March 27, 2010

Net income for the second quarter of fiscal 2011 totaled $7.7 million, compared with net income of $5.6 million earned for the second quarter of fiscal 2010. Increases in total sales, comparable store sales, and gross margin and decreases in interest expense more than offset increases in operating expenses.

Net Sales. Net sales increased by $33.4 million to $870.4 million for the three months ended March 26, 2011 from $837.0 million for the three months ended March 27, 2010. Ingles operated 203 stores at March 26, 2011, compared to 202 stores at March 27, 2010. Retail square footage was approximately 11.0 million at March 26, 2011 and 10.8 million at March 27, 2010. Excluding gasoline sales, total sales increased 2.4% over the comparative fiscal second quarters.

Grocery segment comparable store sales grew $27.3 million, or 3.4% in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010. Excluding gasoline, comparable store sales increased 1.9%. Retail gasoline sales prices increased and the number of gallons sold decreased during the second quarter of fiscal 2011 compared with the second quarter of fiscal 2010. The number of customer transactions (excluding gasoline) increased 0.8%, and the average transaction size (excluding gasoline) increased by 1.5%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
Grocery	$347,020	$344,591
Non-foods	169,624	166,195
Perishables	201,169	190,382
Gasoline	121,578	106,356

Total grocery segment	$839,391	$807,524

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Changes in grocery segment sales for the quarter ended March 26, 2011 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 27, 2010	$807,524
Comparable store sales increase (including gasoline)	27,317
Impact of stores opened in fiscal 2010 and 2011	4,542
Other	8

Total grocery sales for the three months ended March 26, 2011	$839,391

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.5 million or 5.1% in the March 2011 quarter compared to the March 2010 quarter. The sales increase is attributable to an approximately 8% increase in raw milk costs in the March 2011 quarter compared to the March 2010 quarter, offset by an approximately 4% decrease in the case volume of products sold.

Gross Profit. Gross profit for the three-month period ended March 26, 2011 increased $8.8 million, or 4.7%, to $194.6 million, or 22.4% of sales, compared with gross profit $185.9 million, or 22.2% of sales, for the three-month period ended March 27, 2010.

Grocery segment gross profit as a percentage of total sales was affected by increased per gallon sales prices on lower margin gasoline and the positive effect of price inflation on certain of the Company’s products. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.0% for the three months ended March 26, 2011 compared with 25.5% for the three months ended March 27, 2010.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 11.8% for the March 2011 quarter, compared with 11.3% of sales, for the March 2010 quarter. Raw milk prices were higher during the March 2011 quarter, and there was a lower percentage of lower margin non-dairy products sold. Nationwide, milk sales have decreased, possibly in response to higher retail milk prices.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $12.8 million and $12.9 million for the quarters ended March 2011 and March 2010, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.7 million, or 4.2%, to $168.6 million for the three months ended March 26, 2011, from $161.8 million for the three months ended March 27, 2010. As a percentage of sales, operating and administrative expenses were 19.4% for the three months ended March 26, 2011 compared with 19.3% for the three months ended March 27, 2010. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.4% of sales for the second fiscal 2011 quarter compared with 22.0% for the second fiscal quarter of 2010.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$2.4	0.28%
Taxes and licenses	$1.3	0.15%
Bank charges	$1.2	0.14%
Depreciation and amortization	$1.0	0.11%
Insurance expense	$0.8	0.09%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Taxes and licenses increased due to additional payroll taxes and to taxes attributable to the Company’s property and sales improvements over recent periods.

Bank charges increased as a result of increased interchange fees charged by processing companies and by an increase in the proportion of sales settled with debit and credit cards.

Depreciation and amortization increased as a result of the Company’s increased capital expenditures to improve its store base.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Rental Income, Net. Rental income, net totaled $0.6 million for the quarter ended March 26, 2011 and $0.4 million for the quarter ended March 27, 2010. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net totaled $1.1 million for the three-month period ended March 26, 2011 compared with $0.8 million for the three-month period ended March 27, 2010. The increase is principally due to higher income from waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.9 million for the three-month period ended March 26, 2011 to $15.7 million from $16.6 million for the three-month period ended March 27, 2010. Total debt at March 26, 2011 was $875.6 million compared with $833.5 million at March 27, 2010. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December, 2010 is generally capitalized as part of the project cost during the facility construction period.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.6% for the quarter ended March 26, 2011 compared with 35.5% for the quarter ended March 27, 2010.

Net Income. Net income totaled $7.7 million for the three-month period ended March 26, 2011 compared with $5.6 million for the three-month period ended March 27, 2010. Net income, as a percentage of sales, was 0.9% for the quarter ended March 26, 2011 and 0.7% for the quarter ended March 27, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.33 and $0.32 for the quarter ended March 26, 2011 compared to $0.24 and $0.23, respectively, for the quarter ended March 27, 2010. Basic and diluted earnings per share for Class B Common Stock were each $0.30 for the quarter ended March 26, 2011 compared to $0.22 of basic and diluted earnings per share for the quarter ended March 27, 2010.

Six Months Ended March 26, 2011 Compared to the Six Months Ended March 27, 2010

Net income for the first half of fiscal 2011 totaled $15.4 million, compared with net income of $11.6 million earned for the comparable fiscal 2010 period. Increases in total sales, comparable store sales, and gross margin and decreases in interest expense more than offset increases in operating expenses.

Net Sales. Net sales increased by $65.2 million to $1.74 billion for the six months ended March 26, 2011 from $1.68 billion for the six months ended March 27, 2010. Excluding gasoline, total sales increased $45.6 million, or 3.1% over the comparative six month 2011 and 2010 periods.

Grocery segment comparable store sales grew $50.8 million, or 3.1% for the first six months of fiscal 2011 compared to the same period of fiscal 2010. Excluding gasoline, comparable store sales increased 2.4%. The number of customer transactions (excluding gasoline) increased 0.7%, while the average transaction size (excluding gasoline) increased by 2.2%.

Inflation affected the retail price of many of the Company’s products, and was particularly pronounced in gasoline where the retail per gallon price was approximately 17% higher during the first six months of fiscal 2011 compared with the first six months of fiscal 2010. Total gallons sold decreased 6.2% over the comparable six month periods.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 26, 2011	March 27, 2010
Grocery	$704,711	$693,181
Non-foods	342,161	335,870
Perishables	403,574	380,683
Gasoline	230,985	211,989

Total grocery segment	$1,681,431	$1,621,723

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Changes in grocery segment sales for the six months ended March 26, 2011 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 27, 2010	$1,621,723
Comparable store sales increase (including gasoline)	50,787
Impact of stores opened in fiscal 2010 and 2011	8,918
Other	3

Total grocery sales for the six months ended March 26, 2011	$1,681,431

Net sales to outside parties for the Company’s milk processing subsidiary increased $5.5 million, or 9.7%, for the six months ended March 2011 compared with the six months ended March 2010. As noted in the three-month discussion, the sales increase is attributable to an increase in raw milk costs, offset by a decrease in the case volume of products sold.

Sales growth for the remainder of fiscal 2011 will depend upon the pace of economic improvement, inflation, and market prices for gasoline and raw milk. The Company expects that the maturation of new and expanded stores will contribute to sales growth, albeit at a slower pace due to current economic conditions.

Gross Profit. Gross profit for the six months ended March 26, 2011 increased $17.0 million, or 4.6%, to $388.1 million compared with $371.1 million, for the six months ended March 27, 2010. As a percent of sales, gross profit was 22.3% for the six months ended March 26, 2011 compared with 22.1% for the six months ended March 27, 2010.

Gross profit dollars increased due to the higher sales volume and the effects of inflation on certain products sold. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.6% for the six months ended March 26, 2011 compared with 25.2% for the same period of last fiscal year.

Distribution network costs for the grocery segment totaled $24.6 million for each of the six months ended March 2011 and March 2010.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 12.3% for the March 2011 six month period, compared with 12.4% of sales for the March 2010 six month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $13.4 million, or 4.2%, to $335.8 million for the six months ended March 26, 2011, from $322.4 million for the six months ended March 27, 2010. As a percentage of sales, operating and administrative expenses were 19.3% for the six-month period ended March 26, 2011 and 19.2% for the six-month period ended March 27, 2010. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the fiscal 2011 six month period compared with 21.8% for the first six months of fiscal 2010.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$5.6	0.32%
Insurance expense	$2.3	0.13%
Bank charges	$2.3	0.13%
Depreciation and amortization	$1.6	0.09%
Utilities and fuel	$1.4	0.08%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs.

Bank charges increased as a result of increased interchange fees charged by processing companies and by an increase in the proportion of sales settled with debit and credit cards.

Depreciation and amortization increased as a result of the Company’s increased capital expenditures to improve its store base.

Utilities and fuel expenses increased due to increases in market energy prices and an increase in retail square footage.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Rental Income, Net. Rental income, net increased $0.2 million to $0.9 million for the six-month period ended March 26, 2011 from $0.7 million in the March 2010 comparable period. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain (Loss) From Sale or Disposal of Assets. Gains from the sale or disposal of assets were insignificant for the six months ended March 26, 2011, compared with losses on sale or disposal of assets totaling $0.2 million for the six months ended March 27, 2010. There were no significant sales or disposals in either six month period.

Other Income, Net. Other income, net totaled $2.2 million for the six-month period ended March 26, 2011 compared with $1.7 million for the six-month period ended March 27, 2010. The increase is principally due to higher income from waste paper and packaging sales.

Interest Expense. Interest expense decreased $1.2 million to $31.6 million for the six months ended March 26, 2011 from $32.8 million for the six months ended March 27, 2010. During the six months ended March 26, 2011, principal debt repayments totaled $41.6 million.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.4% for the six-month period ended March 26, 2011 compared to 35.9% for the six-month period ended March 27, 2010. The effective tax rate decreased primarily as a result of lower state income taxes and increased tax credits.

Net Income. Net income totaled $15.4 million for the six-month period ended March 26, 2011 compared with $11.6 million for the six-month period ended March 27, 2010. Net income, as a percentage of sales, was 0.9% for the six months ended March 26, 2011 and 0.7% for the six months ended March 27, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.66 and $0.63 for the six months ended March 26, 2011 compared to $0.50 and $0.48, respectively, for the six months ended March 27, 2010. Basic and diluted earnings per share for Class B Common Stock were each $0.60 for the six months ended March 26, 2011 compared to $0.45 of basic and diluted earnings per share for the six months ended March 27, 2010.

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

Capital expenditures totaled $42.9 million for the six-month period ended March 26, 2011, including the opening of one new store and three remodeled stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2011 and in fiscal 2012. Capital expenditures totaled $34.2 million for the six months ended March 27, 2010.

Ingles’ capital expenditure plans for fiscal 2011 include investments of approximately $100 to $140 million. During fiscal 2011 the Company expects to begin construction of an adjacent addition to its current distribution center. The project, expected to be completed in fiscal 2012, will be funded with tax exempt Recovery Zone Facility Bonds that were issued on December 29, 2010 in the amount of $99.7 million. During fiscal 2011 the Company has emphasized interior improvements to a larger number of stores which do not result in increased square footage or new buildings. Fiscal 2011 capital expenditures will also include investments in two new stores and three replacement stores expected to open in fiscal 2012 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. The Company generally engages in major remodeling and new store development in no more than three or four locations at a time. Construction commitments at March 26, 2011 totaled $6.4 million.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Liquidity

The Company generated net cash from operations of $48.1 million for the six months ended March 26, 2011 compared to $59.1 million for the comparable 2010 period. Most of the change is attributable to increased working capital and other asset funding requirements.

Cash used by investing activities for the six-month period ended March 26, 2011 totaled $132.4 million, comprised primarily of $42.9 million of capital expenditures during the period and the short-term investment of Recovery Zone bond proceeds.

Cash provided by financing activities during the six-month period ended March 26, 2011 totaled $49.8 million. The Recovery Zone bonds issued in December, 2010 provided $99.7 million, offset by principal payments on long-term debt of $41.6 million and dividend payments of $7.7 million. The Company also used cash of $0.5 million to repurchase 29,000 shares of Class B Common Stock from the Company’s Investment/Profit Sharing Plan (the “Plan”). The Plan used the proceeds to fund retirement distributions. The shares were repurchased by the Company under a program announced in March, 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock. As of March 26, 2011 a total of 69,000 Class B shares have been purchased under the plan.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. The Company has $185.0 million of total availability under lines of credit. There were no borrowings outstanding under lines of credit at March 26, 2011.

The lines of credit provide the Company with various interest rate options generally at rates less than prime. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of outstanding letters of credit were issued at March 26, 2011. The Company is not required to maintain compensating balances in connection with these lines of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at March 26, 2011.

The Company’s long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants could have the effect of restricting certain types of transactions, including the payment of cash dividends in excess of current quarterly per share amounts. As of March 26, 2011, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $429 million of additional borrowings (including borrowings under committed lines of credit) as of March 26, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 26, 2011, the Company had unencumbered real property and equipment with a net book value of approximately $779 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

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

	Three Months Ended		Twelve Months Ended
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
All items	0.5%	0.1%	2.7%	2.3%
Food and beverages	0.6%	0.2%	2.9%	0.2%
Energy	3.0%	0.8%	15.5%	18.3%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely,” “goal”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report. The Company does not undertake and

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 26, 2011, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2010. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 26, 2011.

(b) Changes in Internal Control over Financial Reporting

The Company has begun testing of internal controls over financial reporting performing tests for fiscal 2011.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1A.	RISK FACTORS

The Company’s principal stockholder, Robert P. Ingle Sr. Administrative Trust UTA Robert Pierce Ingle Living Trust dated December 24, 2010, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Following the death of Robert P. Ingle, Sr. on March 6, 2011, Mr. Ingle’s share ownership representing approximately 73% of the combined voting power of all classes of the Company’s capital stock as of that date was transferred to the Robert Ingle Sr. Administrative Trust UTA Robert Pierce Ingle Living Trust dated December 24, 2010 (the “Trust”) pursuant to Mr. Ingle’s estate plan. As a result, Robert P. Ingle, II, Chairman and Chief Executive Officer of the Company, as the sole trustee of the Trust with voting power over all such shares owned by the Trust, has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, two of the Company’s eight directors are members of the Ingle family.

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

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS—(Continued)

Six Months Ended March 26, 2011 and March 27, 2010

Item 6.	EXHIBITS

(a)	Exhibits.

1)	Exhibit 10.1 Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

2)	Exhibit 10.2 Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

3)	Exhibit 10.3 Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4)	Exhibit 10.4 Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

5)	Exhibit 31.1 Rule 13a-14(a) Certification

6)	Exhibit 31.2 Rule 13a-14(a) Certification

7)	Exhibit 32.1 Certification Pursuant to 18 U.S.C. Section 1350

8)	Exhibit 32.2 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: April 29, 2011	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: April 29, 2011	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer