Form 10-Q
period 2011-06-25
INGLES MARKETS INC
filed 2011-08-09
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

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

As of July 25, 2011, the Registrant had 12,939,533 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,503,726 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25, 2011	September 25, 2010
ASSETS

Current Assets:
Cash and cash equivalents	$6,859,785	$57,854,587
Certificates of deposit	—	6,000,000
Receivables—net	60,214,826	53,080,901
Inventories	305,382,753	286,430,753
Other current assets	16,835,114	19,603,242

Total Current Assets	389,292,478	422,969,483
Property and Equipment—Net	1,085,279,940	1,089,390,677
Restricted Investments	95,736,465	—
Other Assets	20,734,160	19,997,950

Total Assets	$1,591,043,043	$1,532,358,110

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Current portion of long-term debt	$74,319,186	$92,184,965
Accounts payable—trade	155,189,052	141,690,162
Accrued expenses and current portion of other long-term liabilities	78,338,584	85,098,765

Total Current Liabilities	307,846,822	318,973,892
Deferred Income Taxes	67,714,000	72,213,000
Long-Term Debt	782,780,279	725,314,038
Other Long-Term Liabilities	7,649,599	6,776,391

Total Liabilities	1,165,990,700	1,123,277,321

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,939,533 shares issued and outstanding June 25, 2011; 12,889,433 shares issued and outstanding at September 25, 2010	646,977	644,472
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,503,726 shares issued and outstanding June 25, 2011; 11,582,826 shares issued and outstanding at September 25, 2010	575,186	579,141
Paid-in capital in excess of par value	117,050,922	117,592,932
Retained earnings	306,779,258	290,264,244

Total Stockholders’ Equity	425,052,343	409,080,789

Total Liabilities and Stockholders’ Equity	$1,591,043,043	$1,532,358,110

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 25, 2011	June 26, 2010
Net sales	$910,978,159	$856,128,148
Cost of goods sold	709,638,537	659,241,460

Gross profit	201,339,622	196,886,688
Operating and administrative expenses	169,762,486	164,842,080
Rental income, net	575,418	458,527
Gain from sale or disposal of assets	2,655,912	129,571

Income from operations	34,808,466	32,632,706
Other income, net	945,421	1,533,480
Interest expense	15,344,197	16,206,484

Income before income taxes	20,409,690	17,959,702

Income tax expense (benefit):
Current	10,091,000	3,598,000
Deferred	(2,406,000)	2,916,750

	7,685,000	6,514,750

Net income	$12,724,690	$11,444,952

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.54	$0.49

Diluted earnings per common share	$0.52	$0.46

Class B Common Stock
Basic earnings per common share	$0.49	$0.44

Diluted earnings per common share	$0.49	$0.44

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 25, 2011	June 26, 2010
Net sales	$2,654,102,227	$2,534,086,573
Cost of goods sold	2,064,645,838	1,966,070,348

Gross profit	589,456,389	568,016,225
Operating and administrative expenses	505,586,653	488,047,319
Rental income, net	1,443,413	1,127,348
Gain (loss) from sale or disposal of assets	2,676,674	(63,145)

Income from operations	87,989,823	81,033,109
Other income, net	3,146,470	3,229,883
Interest expense	46,912,397	48,956,253

Income before income taxes	44,223,896	35,306,739

Income tax expense (benefit):
Current	22,070,000	10,987,000
Deferred	(5,945,000)	1,711,250

	16,125,000	12,698,250

Net income	$28,098,896	$22,608,489

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.20	$0.97

Diluted earnings per common share	$1.15	$0.92

Class B Common Stock
Basic earnings per common share	$1.09	$0.88

Diluted earnings per common share	$1.09	$0.88

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 25, 2011 AND JUNE 26, 2010

	Class A Common Stock		Class B Common Stock		Paid-in Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$274,891,998	$394,301,743
Net income	—	—	—	—	—	22,608,489	22,608,489
Cash dividends	—	—	—	—	—	(11,605,452)	(11,605,452)
Common stock conversions	750	38	(750)	(38)	—	—	—
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)

Balance, June 26, 2010	12,889,358	$644,468	11,582,901	$579,145	$117,592,932	$285,895,035	$404,711,580

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	28,098,896	28,098,896
Cash dividends	—	—	—	—	—	(11,583,882)	(11,583,882)
Common stock conversions	50,100	2,505	(50,100)	(2,505)	—	—	—
Stock repurchases, at cost	—	—	(29,000)	(1,450)	(542,010)	—	(543,460)

Balance, June 25, 2011	12,939,533	$646,977	11,503,726	$575,186	$117,050,922	$306,779,258	$425,052,343

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 25, 2011	June 26, 2010
Cash Flows from Operating Activities:
Net income	$28,098,896	$22,608,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	63,811,769	64,011,316
(Gain) loss on disposals of property and equipment	(2,676,674)	63,145
Receipt of advance payments on purchases contracts	2,714,583	2,677,167
Recognition of advance payments on purchases contracts	(2,090,196)	(2,536,045)
Deferred income taxes	(5,945,000)	1,711,250
Changes in operating assets and liabilities:
Receivables	(4,132,727)	(2,607,222)
Inventory	(18,952,000)	(11,879,441)
Other assets	65,706	9,632,296
Accounts payable and accrued expenses	13,285,851	(5,265,884)

Net Cash Provided by Operating Activities	74,180,208	78,415,071

Cash Flows from Investing Activities:
Purchase of certificates for deposit	—	(3,000,000)
Proceeds from maturities of certificates of deposit	6,000,000	15,000,000
Purchases of restricted investments	(95,736,465)	—
Proceeds from sales of property and equipment	111,560	1,434,109
Capital expenditures	(63,023,224)	(65,274,290)

Net Cash Used by Investing Activities	(152,648,129)	(51,840,181)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	172,829,090	—
Payments on short-term borrowings	(172,829,090)	—
Proceeds from other long-term borrowings	99,740,000	—
Principal payments on long-term borrowings	(60,139,539)	(23,737,858)
Common stock repurchases	(543,460)	(593,200)
Dividends paid	(11,583,882)	(11,605,452)

Net Cash Provided (Used) by Financing Activities	27,473,119	(35,936,510)

Net Decrease in Cash and Cash Equivalents	(50,994,802)	(9,361,620)
Cash and cash equivalents at beginning of year	57,854,587	59,535,848

Cash and Cash Equivalents at End of Period	$6,859,785	$50,174,228

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 25, 2011 and June 26, 2010

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”) as of June 25, 2011, the results of operations for the three-month and nine-month periods ended June 25, 2011 and June 26, 2010, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 25, 2011 and June 26, 2010. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2010 filed by the Company under the Securities Exchange Act of 1934 on November 30, 2010.

The results of operations for the three-month and nine-month periods ended June 25, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

Certain amounts in the Condensed Consolidated Statements of Cash Flows for the nine months ended June 26, 2010 have been reclassified to conform to the current-year presentation of certificates of deposit.

B. RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

While researching alternative methods to calculate retained claim liability for our self-insured workers compensation insurance program, we discovered errors in the application of actuarial methods used to estimate the obligation for future payments resulting from claims due to past events. These errors primarily related to the Company’s selection of loss development factors and the application of such factors to the population of claims. The impact of these prior period misstatements to our consolidated financial statements resulted in the understatement of workers compensation expense with a corresponding understatement of workers compensation self insurance liabilities over multiple fiscal years through September 25, 2010.

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the change, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year Condensed Consolidated Statements of Income. Consequently, we have restated the accompanying Condensed Consolidated Balance Sheet as of September 25, 2010 and the opening September 25, 2010 and September 26, 2009 balances presented in our Condensed Consolidated Statement of Changes in Stockholders Equity as of June 25, 2011, appearing herein, from amounts previously reported to correct the prior period adjustments by the understatement of workers compensation self insurance liabilities with a corresponding reduction to retained earnings.

The impact of these adjustments is not material to our 2010 and 2009 statement of cash flows as the impact to individual line items within operating activities is not material and there was no net impact to cash provided by operating activities, cash used in investing activities and cash used in financing activities. However, we will restate the 2010 and 2009 statement of cash flows as it appears in our 2011 Annual Report on Form 10-K to reflect changes to individual line items within operating activities.

We have also adjusted the Condensed Consolidated Statements of Income for the three and nine months ended June 26, 2010 by approximately $380,000 ($224,000 net of tax) and approximately $1.1 million ($672,000 net of tax), respectively, to reflect the additional workers compensation expense. We have also adjusted the Condensed Consolidated Statement of Cash Flows for the nine months ended June 26, 2010 to reflect changes to the individual line items within operating activities. The current year effect of the adjustment is not material to the condensed consolidated financial statements.

The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the periods that will be presented in our 2011 Annual report on Form 10-K (in thousands, except per share data):

	As of September 25, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deferred income taxes (current)	$6,070	$3,058	$9,128
Other current assets	16,545	3,058	19,603
Total assets	1,529,300	3,058	1,532,358
Self-insurance liabilities	14,523	7,817	22,340

Accrued expenses and current portion of other long-term liabilities	77,282	7,817	85,099
Retained earnings	295,023	(4,759)	290,264
Total stockholders’ equity	413,840	(4,759)	409,081
Total liabilities and stockholders’ equity	1,529,300	3,058	1,532,358

	Year Ended September 25, 2010			Year Ended September 26, 2009
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statement of Income
Operating and administrative expenses	$653,674	$1,518	$655,192	$632,410	$1,521	$633,931
Income from operations	110,965	(1,518)	109,447	113,223	(1,521)	111,702
Income before income taxes	50,335	(1,518)	48,817	46,234	(1,521)	44,713
Income tax expense (benefit):
Deferred	5,745	(621)	5,124	16,803	(626)	16,177
Net income	31,739	(897)	30,842	28,828	(895)	27,933
Earnings per share:
Class A Common Stock
Basic	1.35	(0.03)	1.32	1.23	(0.04)	1.19
Diluted	1.30	(0.04)	1.26	1.18	(0.04)	1.14
Class B Common Stock
Class A	1.23	(0.03)	1.20	1.12	(0.04)	1.08
Class B	1.23	(0.03)	1.20	1.12	(0.04)	1.08

C. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the nine-month period ended June 25, 2011.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $454,000 and $596,000 at June 25, 2011 and September 25, 2010, respectively.

E. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 25, 2011, the Company had approximately $53,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of June 25, 2011, the Company had gross unrecognized tax benefits of approximately $140,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2008. As of June 25, 2011 certain of the Company’s tax returns for fiscal 2006-2009 are under examination by certain state tax authorities.

The Company had approximately $2.9 million and $6.0 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at June 25, 2011 and September 25, 2010, respectively.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 25, 2011	September 25, 2010
Property, payroll and other taxes payable	$13,742,788	$15,829,531
Salaries, wages and bonuses payable	22,468,824	23,291,110
Self-insurance liabilities	23,657,944	22,340,050
Income taxes payable	6,714,757	—
Interest	7,036,131	19,531,257
Other	4,718,140	4,106,817

	$78,338,584	$85,098,765

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.0 million and $5.2 million for each of the three-month periods ended June 25, 2011 and June 26, 2010, respectively. For the nine-month periods ended June 25, 2011 and June 26, 2010, employee insurance expense, net of employee contributions, totaled $24.9 million and $21.8 million, respectively.

G. LONG-TERM DEBT

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum.

The Company may redeem all or a portion of the Notes at any time on or after May 15, 2014 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning May 15 of the years indicated below:

Year

2013	104.438%
2014	102.219%
2015 and thereafter	100.000%

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. At June 25, 2011, the Company had $175.0 million of total commitments available under the line of credit, with no borrowings outstanding.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.7 million of unused letters of credit were issued at June 25, 2011. The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for: (A) acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center and a new grocery store to be located in Buncombe County, North Carolina (the “Project”), and (B) the payment of certain expenses incurred in connection with the issuance of the Bonds. The final maturity date of the Bonds is January 1, 2036.

Bond proceeds were invested in a trust account with the Bond trustee. The Company receives disbursements from the account as it submits requisitions to the trustee for incurred Project costs. The account with the Bond trustee is listed in the line item “Restricted investments” on the Condensed Consolidated Balance Sheets and consists of money market deposits and United States Treasury securities which mature no later than September 2012. These investments are classified as available-for-sale and are stated at market value.

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

The Company’s obligation to repay the Bonds is collateralized by the Project. Additional collateral may be required in order to meet certain loan to value criteria in the Covenant Agreement. The Covenant Agreement incorporates substantially all financial covenants included in the line of credit.

Also on December 29, 2010, the Company executed an amendment to extend the maturity of the line of credit from May 12, 2012 to December 29, 2015. All other terms of the Line Agreement remain in place.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of lines of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to these lines of credit at June 25, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 21, 2011, January 20, 2011 and October 21, 2010 to stockholders of record on April 7, 2011, January 6, 2011 and October 7, 2010, respectively.

I. COMMON STOCK AND CALCULATION OF EARNINGS PER COMMON SHARE

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

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock in accordance with FASB ASC Topic 260.

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	Three Months Ended June 25, 2011		Nine Months Ended June 25, 2011
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,015,699	$5,708,991	$15,480,872	$12,618,024
Conversion of Class B to Class A shares	5,708,991	—	12,618,024	—

Net income allocated, diluted	$12,724,690	$5,708,991	$28,098,896	$12,618,024

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,901,080	11,542,179	12,894,032	11,556,875
Conversion of Class B to Class A shares	11,542,179	—	11,556,875	—

Weighted average shares outstanding, diluted	24,443,259	11,542,179	24,450,907	11,556,875

Earnings per share
Basic	$0.54	$0.49	$1.20	$1.09

Diluted	$0.52	$0.49	$1.15	$1.09

The per share amounts for the third quarter of fiscal 2010 and the nine months ended June 26, 2010 are based on the following amounts:

	Three Months Ended June 26, 2010		Nine Months Ended June 26, 2010
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,298,765	$5,146,187	$12,430,408	$10,178,081
Conversion of Class B to Class A shares	5,146,187	—	10,178,081	—

Net income allocated, diluted	$11,444,952	$5,146,187	$22,608,489	$10,178,081

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,707	11,583,552	12,888,641	11,607,794
Conversion of Class B to Class A shares	11,583,552	—	11,607,794	—

Weighted average shares outstanding, diluted	24,472,259	11,583,552	24,496,435	11,607,794

Earnings per share
Basic	$0.49	$0.44	$0.97	$0.88

Diluted	$0.46	$0.44	$0.92	$0.88

J. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Revenues from unaffiliated customers:
Grocery sales	$876,724	$826,969	$2,558,155	$2,448,692
Shopping center rentals	2,330	2,288	6,901	6,893
Fluid dairy	34,255	29,160	95,948	85,395

Total revenues from unaffiliated customers	$913,309	$858,417	$2,661,004	$2,540,980

Income from operations:
Grocery sales	$31,371	$29,552	$77,760	$71,286
Shopping center rentals	575	458	1,443	1,127
Fluid dairy	2,862	2,623	8,787	8,620

Total income from operations	$34,808	$32,633	$87,990	$81,003

	June 25, 2011	September 25, 2010
Assets:
Grocery sales	$1,439,166	$1,384,496
Shopping center rentals	118,485	119,097
Fluid dairy	35,739	30,857
Elimination of intercompany receivable	(2,347)	(2,092)

Total assets	$1,591,043	$1,532,358

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Grocery	$342,703	$332,347	$1,047,414	$1,025,527
Non-foods	175,412	175,491	517,574	511,361
Perishables	212,057	204,781	615,630	585,464
Gasoline	146,552	114,350	377,537	326,340

Total grocery segment	$876,724	$826,969	$2,558,155	$2,448,692

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

For the three-month periods ended June 25, 2011 and June 26, 2010, respectively, the fluid dairy segment had $14.8 million and $13.4 million in sales to the grocery sales segment. The fluid dairy segment had $43.8 million and $41.7 million in sales to the grocery sales segment for the nine-month periods ended June 25, 2011 and June 26, 2010, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

K. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At June 25, 2011 and September 25, 2010, the fair value of the Company’s debt was estimated at $906.1 million and $873.0 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at June 25, 2011 by $49.0 million and more than the carrying value of debt at September 25, 2010 by $55.5 million.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 25, 2011, the Company operated 74 in-store pharmacies and 69 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 25, 2011 and September 25, 2010, the Company’s self insurance reserves totaled $23.7 million and $22.3 million, respectively, for employee group insurance, workers’ compensation insurance and general liability insurance. These amounts have been adjusted as described in Note B to the Unaudited Interim Financial Statements.

Restricted Investments

Restricted investments consist of money market deposits and United States Treasury securities purchased with proceeds of the Recovery Zone Bonds issued in December 2010. These investments are held in a trust account, mature no later than September 2012, and may only be liquidated as the Company incurs approved costs to build the Project. These investments are classified as available-for-sale and are stated at market value.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $25.7 million and $26.4 million for the fiscal quarters ended June 25, 2011 and June 26, 2010, respectively. For the nine-month periods ended June 25, 2011 and June 26, 2010, vendor allowances applied as a reduction of merchandise costs totaled $80.5 million and $79.3 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.5 million for the fiscal quarter ended June 25, 2011 and $3.2 million for the fiscal quarter ended June 26, 2010. For the nine-month periods ended June 25, 2011 and June 26, 2010, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.1 million and $10.0 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 25, 2011 and June 26, 2010. Beginning with the fiscal quarter ended March 26, 2011 the Company changed its methodology for calculating comparable store sales to be more in line with peer grocery companies. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters. Previously, comparable store sales were defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Fiscal year 2010 comparable store sales have been restated to reflect this change in methodology. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. A minor remodel includes repainting, remodeling and updating the lighting and equipment throughout an existing store. For the three and nine-month periods ended June 25, 2011 and June 26, 2010, comparable store sales include 201 and 198 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note 5 “Lines of Business” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.1%	23.0%	22.2%	22.4%
Operating and administrative expenses	18.7%	19.3%	19.1%	19.3%
Rental income, net	0.1%	0.1%	0.1%	—%
Gain from sale or disposal of assets	0.3%	—%	0.1%	—%
Income from operations	3.8%	3.8%	3.3%	3.2%
Other income, net	0.1%	0.2%	0.1%	0.1%
Interest expense	1.7%	1.9%	1.8%	1.9%
Income taxes	0.8%	0.8%	0.6%	0.5%
Net income	1.4%	1.3%	1.1%	0.9%

Three Months Ended June 25, 2011 Compared to the Three Months Ended June 26, 2010

Net income for the third quarter of fiscal 2011 totaled $12.7 million, compared with net income of $11.4 million earned for the third quarter of fiscal 2010. Increases in total sales, comparable store sales, and gross profit and decreases in interest expense more than offset increases in operating expenses. A $2.8 million pretax gain on the disposal of a land parcel also contributed to the net income increase.

Net Sales. Net sales increased 6.4% to $911.0 million for the three months ended June 25, 2011 from $856.1 million for the three months ended June 26, 2010. Excluding gasoline, net sales increased 3.0%. Ingles operated 203 stores at June 25, 2011, compared to 202 stores at June 26, 2010. Retail square footage was approximately 11.0 million at June 25, 2011 and approximately 10.8 million at June 26, 2010.

Grocery segment comparable store sales grew $45.0 million, or 5.4% in the third quarter of fiscal 2011 compared to the third quarter of fiscal 2010. Excluding gasoline, comparable store sales increased 2.0%. Retail gasoline sales prices increased and the number of gallons sold decreased during the third quarter of fiscal 2011 compared with the third quarter of fiscal 2010. The number of customer transactions (excluding gasoline) increased 0.2%, and the average transaction size (excluding gasoline) increased by 2.1%. Comparable store sales growth excluding gasoline continues to be affected by price inflation and the effect of the economic recession on consumer spending.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 25, 2011	June 26, 2010
Grocery	$342,703	$332,347
Non-foods	175,412	175,491
Perishables	212,057	204,781
Gasoline	146,552	114,350

Total grocery segment	$876,724	$826,969

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 25, 2011 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 26, 2010	$826,969
Comparable store sales increase (including gasoline)	44,962
Impact of stores opened in fiscal 2010 and 2011	4,795
Other	(2)

Total grocery sales for the three months ended June 25, 2011	$876,724

Net sales to outside parties for the Company’s milk processing subsidiary increased $5.1 million, or 17.5%, in the June 2011 quarter compared to the June 2010 quarter. The sales increase is attributable to an increase in raw milk costs, which are generally passed on to customers in the pricing of milk products. The volume of gallons sold decreased 1% across the comparative fiscal quarters.

Gross Profit. Gross profit for the three-month period ended June 25, 2011 increased $4.5 million, or 2.3%, to $201.3 million, or 22.1% of sales, compared to $196.9 million, or 23.0% of sales, for the three-month period ended June 26, 2010.

Grocery segment gross profit as a percentage of total sales was influenced by gasoline margins (which are typically much lower than margins earned on other grocery segment products), competitive factors and the effect of price inflation on certain of the Company’s products. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 25.9% for the three months ended June 25, 2011 compared with 26.0% for the three months ended June 26, 2010.

Gross profit for the Company’s milk processing subsidiary for the June 2011 quarter increased $0.4 million, or 8.0%, to $5.5 million, or 11.1% of sales, compared to $5.1 million, or 11.9% of sales for the June 2010 quarter. Raw milk prices were higher during the June 2011 quarter, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $12.8 million and $10.5 million for the quarters ended June 2011 and June 2010, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.9 million, or 3.0%, to $169.8 million for the three months ended June 25, 2011, from $164.8 million for the three months ended June 26, 2010. As a percentage of sales, operating and administrative expenses were 18.7% for the three months ended June 25, 2011 compared to 19.3% for the three months ended June 26, 2010. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the third fiscal 2011 quarter compared to 22.0% for the third fiscal quarter of 2010.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (Decrease) in millions	Increase (Decrease) as a % of sales
Insurance expenses	$2.5	0.17%
Salaries and wages	$1.6	0.18%
Depreciation and amortization	$1.0	0.11%
Bank charges	$1.0	0.11%
Legal and professional fees and expenses	$(1.0)	(0.11)%

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs. Changes in insurance expense also reflect the adjustments described in Note B to the Unaudited Interim Financial Statements.

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

Legal and professional fees and expenses decreased due to elimination of significant litigation costs related to store properties, which were higher in fiscal 2010.

Rental Income, Net. Rental income, net totaled $0.6 million for the June 2011 quarter compared with $0.5 million for the June 2010 quarter. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $2.7 million for the June 2011 quarter compared with $0.1 million for the June 2010 quarter. During the June 2011 quarter, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions in the third quarter of either fiscal 2011 or 2010.

Other Income, Net. Other income, net totaled $0.9 million and $1.5 million for the three-month periods ended June 25, 2011 and June 26, 2010, respectively. While the Company received higher unit sales prices for waste paper and packaging, during the June 2011 fiscal quarter, other income decreased due to the timing of such sales during the comparative June 2011 and June 2010 fiscal quarters.

Interest Expense. Interest expense decreased $0.9 million for the three-month period ended June 25, 2011 to $15.3 million from $16.2 million for the three-month period ended June 26, 2010. Total debt at June 2011 was $857.1 million compared to $825.6 million at June 2010. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 is generally capitalized as part of the project cost during the facility construction period.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.7% in the June 2011 quarter compared to 36.4% in the June 2010 quarter. The increase is primarily attributable to higher state taxes and lower tax credits.

Net Income. Net income totaled $12.7 million, 1.4% of sales, for the three-month period ended June 25, 2011. Basic and diluted earnings per share for Class A Common Stock were $0.54 and $0.52, respectively, for the June 2011 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.49 for the June 2011 quarter. Net income totaled $11.4 million, 1.3% of sales, for the three-month period ended June 26, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.49 and $0.46, respectively, for the June 2010 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.44 for the June 2010 quarter.

Nine Months Ended June 25, 2011 Compared to the Nine Months Ended June 26, 2010

Net income for the first nine months of fiscal 2011 totaled $28.1 million, compared with net income of $22.6 million earned for the first nine months of fiscal 2010. Increases in total sales, comparable store sales and gross profit and decreases in interest expense more than offset increases in operating expenses. A $2.8 million pretax gain on the disposal of a land parcel also contributed to the net income increase.

Net Sales. Net sales for the nine months ended June 25, 2011 increased 4.7% to $2.65 billion, compared to $2.53 billion for the nine months ended June 26, 2010. Excluding gasoline, net sales increased 3.1%. The average per gallon retail price of gasoline was approximately 23% higher comparing the nine months of fiscal 2011 with the previous year. Inflation also affected the retail price of many other of the Company’s products.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew $48.2 million, or 2.3%. The number of customer transactions (excluding gasoline) increased 0.5%, while the average transaction size (excluding gasoline) increased by approximately 2.1%. The Company believes this transaction data may reflect cost-conscious customers dining out less and changing purchasing habits towards lower priced items.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 25, 2011	June 26, 2010
Grocery	$1,047,414	$1,025,527
Non-foods	517,574	511,361
Perishables	615,630	585,464
Gasoline	377,537	326,340

Total grocery segment	$2,558,155	$2,448,692

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 25, 2011 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 26, 2010	$2,448,692
Comparable store sales increase (including gasoline)	95,749
Impact of stores opened in fiscal 2010 and 2011	13,713
Other	1

Total grocery sales for the nine months ended June 25, 2011	$2,558,155

Net sales to outside parties for the Company’s milk processing subsidiary increased $10.6 million, or 12.4%, in the June 2011 nine-month period compared to the June 2010 nine-month period. The total volume of gallons sold during the comparative nine-month periods has been somewhat stable, while raw milk costs have been comparatively higher during the nine months ended June 25, 2011.

The Company expects sales growth for the remainder of fiscal 2011 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2011 will be influenced to some extent by market fluctuations in the per gallon price of gasoline and milk, changes in commodity prices and general economic conditions. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 25, 2011 increased $21.4 million, or 3.8%, to $589.5 million compared to $568.0 million, for the nine months ended June 26, 2010. As a percentage of sales, gross profit totaled 22.2% for the nine months ended June 25, 2011 and 22.4% for the nine months ended June 26, 2010.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.7% for the June 2011 nine-month period compared with 25.5% for the comparable fiscal 2010 period. The beneficial margin impact of modest inflation has been generally offset by competitive effects.

Gross profit for the Company’s milk processing subsidiary for the June 2011 nine-month period increased $1.0 million, or 6.6%, to $16.6 million, or 11.9% of sales, compared to $15.5 million, or 12.2% of sales for the June 2010 nine-month period. Raw milk prices were higher during the June 2011 nine-month period, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price.

Operating and Administrative Expenses. Operating and administrative expenses increased $17.5 million, or 3.6%, to $505.6 million for the nine months ended June 25, 2011, from $488.0 million for the nine months ended June 26, 2010. As a percentage of sales, operating and administrative expenses were 19.1% for the June 2011 nine-month period compared with 19.3% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the nine-month fiscal 2011 period compared to 22.0% for the same period of fiscal 2010.

A breakdown of the major increases in operating and administrative expenses is as follows:

	Increase in millions	Increase as a % of sales
Salaries and wages	$7.2	0.27%
Insurance expenses	$3.1	0.12%
Bank charges	$3.3	0.12%
Utilities and fuel	$2.2	0.08%
Depreciation and amortization	$2.6	0.10%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self insurance programs. Changes in insurance expense also reflect the adjustments described in Note B to the Unaudited Interim Financial Statement.

Bank charges increased as a result of increased interchange fees charged by processing companies and by an increase in the proportion of sales settled with debit and credit cards.

Utilities and fuel expenses increased due to increases in market energy prices.

Depreciation and amortization increased as a result of the Company’s increased capital expenditures to improve its store base.

Rental Income, Net. Rental income, net increased $0.3 million to $1.4 million in the June 2011 nine-month period from $1.1 million in the June 2010 comparable period. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net totaled $3.1 million and $3.2 million for the nine-month periods ended June 25, 2011 and June 26, 2010, respectively. Other income consists primarily of sales of waste paper and packaging.

Gain (Loss) from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $2.7 million for the June 2011 nine-month period compared with losses of $0.1 million for the June 2010 nine-month period. During the June 2011 period, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions during the nine months ended June 25, 2011 or the nine months ended June 26, 2010.

Interest Expense. Interest expense decreased $2.0 million to $46.9 million for the nine months ended June 25, 2011 from $48.9 million for the nine months ended June 26, 2010. During the nine months ended June 25, 2011, principal debt reductions totaled $60.1 million.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.2% in the June 2011 nine-month period compared to 36.0% in the June 2010 nine-month period due to higher state taxes, somewhat offset by decreased deferred income taxes.

Net Income. Net income totaled $28.1 million, 1.1% of sales, for the nine-month period ended June 25, 2011. Basic and diluted earnings per share for Class A Common Stock were $1.20 and $1.15, respectively, for the June 2011 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.09 for the June 2011 nine-month period. Net income totaled $22.6 million, 0.9% of sales, for the nine-month period ended June 26, 2010. Basic and diluted earnings per share for Class A Common Stock were $0.97 and $0.92, respectively, for the June 2010 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $0.88 for the June 2010 nine-month period.

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

Capital expenditures totaled $63.0 million for the nine-month period ended June 25, 2011, including the completion of one new store and five remodeled stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open later in fiscal 2011 and in fiscal 2012. Capital expenditures totaled $65.3 million for the nine months ended June 26, 2010.

Ingles’ capital expenditure plans for all of fiscal 2011 include investments of approximately $100 to $120 million. The Company has begun construction of an adjacent addition to its current distribution center. The project, expected to be completed in fiscal 2012, will be funded with tax exempt Recovery Zone Facility Bonds that were issued on December 29, 2010 in the amount of $99.7 million. During fiscal 2011 the Company has emphasized interior improvements to a larger number of stores which do not result in increased square footage or new buildings. Fiscal 2011 capital expenditures will also include investments in new and replacement stores expected to open in fiscal 2012 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at June 25, 2011 totaled $10.6 million.

Liquidity

The Company generated net cash from operations of $74.2 million in the June 2011 nine-month period compared to $78.4 million for the comparable 2010 period. Most of the decrease is attributable to inflation-influenced inventory growth, offset by increased net income.

Cash used by investing activities for the nine-month period ended June 25, 2011 totaled $157.6 million, comprised primarily of $63.0 million of capital expenditures during the period and the $95.7 million of short-term investment of Recovery Zone bond proceeds.

Cash provided by financing activities during the nine-month period ended June 25, 2011 totaled $27.5 million. The Recovery Zone bonds issued in December 2010 provided $99.7 million, offset by principal payments on long-term debt of $60.1 million and dividend payments of $11.6 million. The Company also used cash of $0.5 million to repurchase 29,000 shares of Class B Common Stock from the Company’s Investment/Profit Sharing Plan (the “Plan”). The Plan used the proceeds to fund retirement distributions. The shares were repurchased by the Company under a program announced in March 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock. As of June 25, 2011 a total of 69,000 Class B shares have been purchased under the plan.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There were no borrowings outstanding under the lines of credit at June 25, 2011.

The line provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.7 million of unused letters of credit were issued at June 25, 2011. The Company is not required to maintain compensating balances in connection with the line of credit.

The Notes and the lines of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at June 25, 2011.

The Company’s long-term debt and lines of credit agreements contain various restrictive covenants requiring, among other things, certain levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including additional borrowings and the payment of cash dividends in excess of current quarterly per share amounts. As of June 25, 2011, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $452 million of additional borrowings (including borrowings under the committed lines of credit) at June 25, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and the Notes in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of June 25, 2011, the Company had unencumbered real property and equipment with a net book value of approximately $779 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

Subsequent to June 25, 2011, the Company executed a construction contract for the adjacent addition to its current distribution center. The project, expected to be completed in fiscal 2012, will be funded with tax exempt Recovery Zone Facility Bonds that were issued on December 29, 2010 in the amount of $99.7 million. Otherwise, there have been no material changes in contractual obligations and commercial commitments subsequent to September 25, 2010.

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

	Three Months Ended		Twelve Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
All items	1.3%	1.3%	3.6%	1.1%
Food and beverages	3.3%	0.7%	3.7%	0.7%
Energy	(1.1)%	2.4%	20.1%	3.0%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 25, 2011, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2010. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 25, 2011.

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

Item 6. EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.3	Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.4	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

*	To be filed by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 9, 2011	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: August 9, 2011	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer