Form 10-K
period 2011-09-24
INGLES MARKETS INC
filed 2011-12-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2011

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☑.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐    NOT APPLICABLE  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑.

As of March 26, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 25, 2011, was approximately $255.8 million. As of November 28, 2011, the registrant had 12,939,608 shares of Class A Common Stock outstanding and 11,489,651 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 24, 2011

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects and plans and objectives of management, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation expectations;

•	the Company’s ability to successfully implement our expansion and operating strategies and to manage rapid expansion;

•	pricing pressures and other competitive factors;

•	sudden or significant changes in the availability of gasoline and retail gasoline prices;

•	the maturation of new and expanded stores;

•	general concerns about food safety;

•	the Company’s ability to reduce costs and achieve improvements in operating results, including the effect of a new distribution facility currently under construction;

•	the availability and terms of financing;

•	increases in costs, including food, utilities and other goods and services significant to the Company’s operations;

•	success or failure in the ownership and development of real estate;

•	changes in the laws and government regulations applicable to the Company;

•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

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

The Company has an ongoing renovation and expansion plan to add stores in its target markets and to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $707 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and construct new stores in order to maintain the quality shopping experience that its customers expect. As part of the Company’s renovation and expansion plan, the Company generally includes full-service pharmacies and gas stations at both new and expanded store properties and at selected existing store properties.

Substantially all of the Company’s stores are located within 280 miles of its 919,000 square foot warehouse and distribution facilities, near Asheville, North Carolina, from which the Company distributes grocery, produce, meat and dairy products to all Ingles stores. The warehouse supplies the stores with approximately 46% of the goods the Company sells and the remaining 54% is purchased from third parties. The Company is currently constructing an additional 830,000 square foot warehouse and distribution facility expected to begin operations by early fiscal year 2013. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 82% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 69% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 70 shopping centers, of which 58 contain an Ingles supermarket, and owns 94 additional properties that contain a free-standing Ingles store. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 13 undeveloped sites suitable for a free-standing store. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until March 2011. Upon his death, he was succeeded as Chief Executive Officer by his son, Robert P. Ingle II. As of September 24, 2011, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 87% of the combined voting power and 47% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly traded

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Highway 70, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and supplements to these reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 10, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	2011		2010		2009
Revenues from unaffiliated customers:
Grocery sales	$3,428.7	96.0%	$3,274.0	96.3%	$3,143.6	96.4%
Shopping center rentals	9.1	0.3%	9.2	0.3%	10.5	0.3%
Fluid dairy	131.2	3.7%	116.0	3.4%	107.3	3.3%

	$3,569.0	100.0%	$3,399.2	100.0%	$3,261.4	100.0%

Income from operations:
Grocery sales	$105.6	89.1%	$96.3	88.0%	$96.7	86.7%
Shopping center rentals	1.9	1.6%	1.8	1.6%	2.4	2.2%
Fluid dairy	11.0	9.3%	11.4	10.4%	12.6	11.1%

	118.5	100.0%	109.5	100.0%	111.7	100.0%

Other income, net	4.2		4.2		2.3
Interest expense	62.0		64.9		59.1
Loss on early extinguishment of debt	—		—		10.2

Income before income taxes	$60.7		$48.8		$44.7

Sales by product category for fiscal years 2011, 2010 and 2009, respectively, are as follows:

	Fiscal Year Ended September
	2011	2010	2009
Grocery	$1,397,944,577	$1,366,594,928	$1,358,030,265
Non-foods	690,198,906	684,507,646	664,376,193
Perishables	825,068,043	787,050,900	768,604,794
Gasoline	515,518,865	435,861,591	352,621,331

Total grocery segment	$3,428,730,391	$3,274,015,065	$3,143,632,583

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 24, 2011, the Company operated 194 supermarkets under the name “Ingles,” and 9 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries a limited line of dry groceries, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2011	2010	2009	2011	2010	2009
North Carolina	69	69	68	38%	39%	38%
South Carolina	36	36	36	19%	19%	19%
Georgia	74	73	73	34%	33%	34%
Tennessee	21	21	20	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—

	203	202	200	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, video rental departments, greeting cards and broad selections of organic, beverage and health-related items. At September 24, 2011, the Company operated 74 pharmacies and 70 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2011	2010	2009	2008	2007
Weighted Average Sales Per Store (000’s) (1)	$16,698	$16,241	$15,744	$15,806	$13,870
Total Square Feet at End of Year (000’s)	11,013	10,812	10,686	10,196	9,728
Average Total Square Feet per Store	54,252	53,524	53,432	51,756	49,382
Average Square Feet of Selling Space per Store (2)	37,977	37,467	37,403	36,229	34,567
Weighted Average Sales per Square Foot of Selling Space (1) (2)	437	434	425	448	405

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.
(2)	Selling space is estimated to be 70% of total interior store square footage.

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

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery and meat departments to provide customers with easy meal alternatives that they can eat at home. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, Italian foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers salad, chicken wing and olive bars, an expanded offering of cheeses, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

The Company operates fuel stations at 70 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.

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

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using traditional advertising vehicles including radio, television, direct mail and newspapers, as well as electronic and social media. The Ingles Advantage Card is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns.

Purchasing and Distribution

The Company supplies approximately 46% of its supermarkets’ inventory requirements from its modern 919,000 square foot warehouse and distribution facilities, from which the Company distributes groceries, produce, meat and dairy products to all Ingles stores. In fiscal year 2011, the Company began construction of an approximately 830,000 square foot warehouse and distribution facility adjacent to its existing facility. This facility, expected to open by early fiscal year 2013, will allow the Company to self-distribute additional products as well as provide additional capacity for products distributed from the current facility. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Approximately 9% of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock are purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $274 million in fiscal 2011, $269 million in fiscal 2010 and $271 million in fiscal 2009. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $42 million in fiscal 2011, $38 million in fiscal 2010 and $36 million in fiscal 2009. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 24, 2011, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 45% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 141 tractors and 518 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement or complete remodeling and expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings.

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

	2011	2010	2009	2008	2007
Number of Stores:
Opened (1)	1	2	4	2	2
Closed (1)	0	0	1	2	2
Major remodels and replacements	3	2	6	10	5
Stores open at end of period	203	202	200	197	197
Size of Stores:
Less than 30,000 sq. ft.	15	15	13	14	16
30,000 up to 41,999 sq. ft.	40	40	41	42	46
42,000 up to 51,999 sq. ft.	26	27	27	28	31
At least 52,000 sq. ft.	122	120	119	113	104
Average store size (sq. ft.)	54,252	53,524	53,432	51,756	49,382

(1)	Excludes new stores opened to replace existing stores.

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

Employees and Labor Relations

At September 24, 2011, the Company had approximately 19,600 non-union employees, of which 91% were supermarket personnel. Approximately 60% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The Company strives to employ sound environmental operating policies, including recycling cardboard packaging, recycling wooden pallets, and re-circulating some water used in its car washes. The Company offers reusable shopping bags to its customers and will pack groceries in bags brought in by its customers. The Company’s store modernization plans include energy efficient lighting and refrigeration equipment.

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

At September 24, 2011, the Company had total consolidated indebtedness for borrowed money of $855.1 million and has a $175.0 million of committed line of credit. A portion of the Company’s cash flow is used to service such indebtedness. The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness. Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness. The Company’s significant indebtedness could have important consequences, including the following:

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

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 87% of the combined voting power of all classes of the Company’s capital stock as of September 24, 2011. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, two of the Company’s eight directors are members of the Ingle family.

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

The Company’s continued success depends upon the availability and performance of the Company’s executive officers, including Robert P. Ingle II, who possess unique and extensive industry knowledge and experience. The loss of the services of any of the Company’s executive officers or other key employees could adversely affect the Company’s business.

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

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators and analyses performed by actuaries engaged by the Company. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

Energy and utility costs have been volatile in recent years, during which time the Company has expanded its store square footage. The Company attempts to increase its energy efficiency during store construction and remodeling through the use of energy-saving equipment and construction.

Finally, interchange fees charged to the Company for accepting debit and credit cards have increased substantially and may continue to increase as more customer transactions are settled with debit and credit cards.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 70 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Fluctuating fuel costs adversely affect the Company’s operating costs which depend on fuel for the Company’s fleet of tractors and trailers which distribute goods from the Company’s distribution facility and for the Company’s fluid dairy operations.

Furthermore, fluctuating fuel costs could have an adverse effect on the Company’s total gasoline sales (both in terms of dollars and gallons sold), the profitability of gasoline sales, and the Company’s plans to develop additional fuel centers. Also, retail gas price volatility could diminish customer usage of fueling centers and, thus, adversely affect customer traffic at the Company’s stores.

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

The Company is currently constructing a new warehouse and distribution facility which substantially increases its distribution capabilities. If the new facility does not realize expected cost efficiencies, the Company’s business could be adversely affected.

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

Owned Properties

The Company owns and operates 70 shopping centers, 58 of which contain an Ingles supermarket, and owns 94 additional properties that contain a free-standing Ingles store. The Company also owns 13 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.0 million square feet of leasable space, of which 3.0 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	19
50,000 – 100,000 square feet	25
More than 100,000 square feet	26

Total	70

The Company owns an 810,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its 780,000 square foot warehouse and distribution facility. The property also includes truck servicing and fuel storage facilities. Beginning in fiscal year 2011, the Company began construction of an approximately 830,000 square foot warehouse and distribution facility adjacent to its existing facility. This facility, on a 46 acre site, is expected to open by early fiscal year 2013. The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution facility that is used to store seasonal and overflow items.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 130,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 6, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 52 locations leased from various unaffiliated third parties. The Company also leases three supermarket facilities in which it is not currently operating, one of which is subleased to third parties and two of which are held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.5%) if sales exceed a specified amount.

Rental rates generally range from $2.85 to $8.18 per square foot. During fiscal years 2011, 2010 and 2009, the Company paid a total of $14.2 million, $14.9 million and $14.6 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 24, 2011, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2012 – 2025	7
2026 – 2040	4
2041 or after	44

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.	LEGAL PROCEEDINGS

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s business, financial condition and/or the results of operations.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of November 28, 2011, there were approximately 588 holders of record of the Company’s Class A Common Stock and 158 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2011 Fiscal Year	High	Low
First Quarter (ended December 25, 2010)	$20.35	$16.46
Second Quarter (ended March 26, 2011)	$20.08	$18.06
Third Quarter (ended June 25, 2011)	$19.95	$15.78
Fourth Quarter (ended September 24, 2011)	$17.37	$14.06

2010 Fiscal Year	High	Low
First Quarter (ended December 26, 2009)	$16.62	$15.00
Second Quarter (ended March 27, 2010)	$15.50	$13.18
Third Quarter (ended June 26, 2010)	$16.96	$14.14
Fourth Quarter (ended September 25, 2010)	$16.53	$14.14

On November 28, 2011, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $14.37 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past twenty-nine fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2011 and fiscal 2010 the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 20, 2011 to common stockholders of record on October 6, 2011. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 7, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of cash dividends is also subject to restrictions contained in certain financing arrangements. Such restrictions are summarized in Note 6, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company’s line of business. The peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Ruddick Corp., Weis Markets, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., Whole Foods Market, Inc. and The Great Atlantic & Pacific Tea Company, Inc.

The comparisons cover the five-years ended September 24, 2011 and assume that $100 was invested after the close of the market on September 30, 2006, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Ingles Markets, Inc., the S&P 500 Index

and a Peer Group

*	$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Index calculated on month-end basis.

Copyright© 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2007	2008	2009	2010	2011
Ingles Markets, Incorporated Class A Common Stock	$110.81	$95.18	$66.02	$71.27	$63.10
S&P 500 Comprehensive—Last Trading Day Index	$116.44	$90.85	$84.58	$93.17	$94.24
Expanded Peer Group	$117.53	$90.86	$81.04	$89.71	$87.41

*	Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 30, 2006.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission nor shall this information be incorporated by reference into any of the Company’s filings under the Securities Act of 1933 or the Exchange Act.

ISSUER PURCHASES OF EQUITY SHARES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
June 26, 2011 to July 30, 2011	—	—	—	931,000
Second four weeks
July 31, 2011 to August 27, 2011	14,000	$14.77	14,000	917,000
Third four weeks
August 28, 2011 to September 24, 2011	—	$—	—	917,000

Total	14,000	$14.77	14,000	917,000

(1)	The reported periods conform to the Company’s fiscal calendar composed of twelve months ending on the last Saturday of each calendar month. The fourth quarter of fiscal 2011 contained 13 weeks.
(2)	Shares were purchased under a program authorized by the Board of Directors and announced on March 9, 2010. Under the program, up to one million shares of Class A Common Stock or Class B Common Stock may be repurchased. The program has no expiration date but may be terminated by the Board of Directors at any time. Through September 24, 2011 all shares purchased have been Class B Common Stock
(3)	Shares shown in this column reflect shares remaining under the one million share repurchase program referenced in Note (2) above.

Item 6.	SELECTED FINANCIAL DATA

The selected financial data set forth below has been derived from the Company’s Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K. Fiscal year 2010 and 2009 amounts and certain balance sheet amounts for fiscal year 2008 have been restated to reflect additional workers compensation expense as described in Note 1 to the Consolidated Financial Statements. This financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto.

	Selected Income Statement Data for the Year Ended September (in thousands, except per share amounts)
	2011	2010	2009	2008	2007
Net Sales	$3,559,921	$3,390,052	$3,250,933	$3,238,046	$2,851,593
Net Income	39,060	30,842	27,934	52,123	58,638
Diluted Earnings per Common Share
Class A	$1.60	$1.26	$1.14	$2.13	$2.39
Class B	1.52	1.20	1.08	2.02	2.28
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September (in thousands)
	2011	2010	2009	2008	2007
Current Assets	$389,364	$422,969	$423,657	$336,574	$293,127
Property and Equipment, net	1,133,204	1,089,391	1,072,937	1,030,023	839,732
Total Assets	1,618,350	1,532,358	1,520,046	1,376,815	1,142,806
Current Liabilities, including Current Portion of Long-Term Debt	290,496	318,974	234,861	258,051	217,423
Long-Term Liabilities, net of Current Portion (1)	827,969	732,090	823,660	686,393	539,063
Stockholders’ Equity	431,946	409,081	394,302	381,847	348,144

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 24, 2011, the Company operated 74 in-store pharmacies and 70 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self insurance reserves totaled $24.8 million and $22.3 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2011 and September 25, 2010, respectively,

Asset Impairments

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $109.9 million, $105.2 million, and $101.0 million for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.1 million, $13.0 million, and $14.3 million for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009, all consisted of 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Over the past five fiscal years, the Company has spent approximately $707 million to modernize and remodel its existing stores, relocate older stores to larger, more convenient locations and to construct new stores in order to maintain the quality shopping experience that its customers expect. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 24, 2011 and September 25, 2010 comparable store sales include 202 and 199 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 218,000 and 412,000 for the fiscal years ended September 24, 2011 and September 25, 2010, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 10 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Year Ended September
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Gross profit	22.2	22.5	22.9
Operating and administrative expenses	19.0	19.3	19.5
Rental income, net	—	—	0.1
Gain from sale or disposal of assets	0.1	—	—
Income from operations	3.3	3.2	3.5
Other income, net	0.1	0.1	0.1
Interest expense	1.7	1.9	1.8
Loss on early extinguishment of debt	—	—	0.3
Income before income taxes	1.7	1.4	1.4
Income taxes	0.6	0.5	0.5
Net income	1.1	0.9	0.9

Fiscal Year Ended September 24, 2011 Compared to the Fiscal Year Ended September 25, 2010

The Company achieved record sales for the 47th consecutive year for the fiscal year ended September 24, 2011. Total and comparable store sales increased, both with and without the inclusion of gasoline sales. Customer behavior was influenced by an uncertain economic environment and by food and energy inflation.

Net income for the fiscal year ended September 24, 2011 was $39.1 million, as compared with $30.8 million for the fiscal year ended September 25, 2010. As more fully detailed below, the most important positive factors contributing to this increase were sales and gross profit increases of $169.9 million and $28.9 million, respectively. These positive factors were partially offset by increases in operating expenses totaling $22.7 million.

Net Sales. Net sales for the fiscal year ended September 24, 2011 increased 5.0% to $3.56 billion, compared to $3.39 billion for the fiscal year ended September 25, 2010. Excluding gasoline, net sales increased 3.0%.

For the comparative fiscal year 2011 and 2010 periods, total grocery segment sales excluding gasoline increased $75.1 million, or 2.6% to $2.91 billion. Grocery segment comparable store sales excluding gasoline increased $64.0 million, or 2.3%. Retail gasoline sales prices increased and the number of gallons sold decreased. The number of customer transactions (excluding gasoline) increased 0.4%, while the average transaction size (excluding gasoline) increased by approximately $0.55.

Sales by product category for the fiscal years ended September 24, 2011 and September 25, 2010, respectively, were as follows:

	Fiscal Year Ended September
	2011	2010
Grocery	$1,397,944,577	$1,366,594,928
Non-foods	690,198,906	684,507,646
Perishables	825,068,043	787,050,900
Gasoline	515,518,865	435,861,591

Total grocery segment	$3,428,730,391	$3,274,015,065

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 24, 2011 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 25, 2010	$3,274,015
Comparable store sales increase (including gasoline)	136,480
Impact of stores opened in fiscal 2010 and 2011	18,234
Other	1

Total grocery sales for the fiscal year ended September 24, 2011	$3,428,730

In general, grocery segment sales increases (excluding gasoline) during fiscal 2011 were driven by effective promotions, cost competitiveness, service execution and expanded product selections. During fiscal 2011 the Company devoted more financial resources to updating the equipment and configuration of a larger number of stores. The Company believes these factors helped protect market share and grow customer traffic. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased $15.2 million or 13.1% in fiscal year 2011 compared with fiscal year 2010. The sales increase is primarily attributable to an approximately 20% increase in raw milk costs which are typically passed on to customers in the pricing of milk products. The volume of gallons sold decreased slightly over the comparable fiscal year periods.

The Company expects sales growth in the 2012 fiscal year to be comparable to fiscal year 2011. The magnitude of expected growth could vary significantly due to overall economic and competitive conditions, and due to volatility in the retail price of gasoline, milk and other commodity-type food products. The Company expects that improvements in its store base that enhance “one-stop” shopping and that contain numerous convenience and value-oriented products will also drive future sales growth. Fiscal year 2012 sales growth may not benefit from increases in total store square footage to the extent it has in prior years, as the current focus of the Company’s store improvement activity is more on interior store improvement.

Gross Profit. Gross profit for the year ended September 24, 2011 increased $29.0 million, or 3.8%, to $791.9 million compared with $762.9 million, for the year ended September 25, 2010. As a percentage of sales, gross profit totaled 22.2% for the year ended September 24, 2011 and 22.5% for the year ended September 25, 2010.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.8% for fiscal year 2011 compared with 25.5% for the comparable fiscal 2010 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share. Comparative grocery segment gross margins were also affected by inflation on certain items, and changes in sales mix among product categories. None of these factors were predominant, resulting in modest gross margin growth.

Gross profit for the Company’s milk processing subsidiary for the year ended September 24, 2011 increased $0.6 million, or 2.8%, to $21.3 million, compared with $20.7 million for the year ended September 25, 2010. Gross profit as a percentage of sales was 11.2% for fiscal year 2011 compared with 12.1% for fiscal year 2010. Raw milk prices were higher during fiscal year 2011 compared with fiscal year 2010, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $22.7 million, or 3.5%, to $677.9 million for the year ended September 24, 2011, from $655.2 million for the year ended September 25, 2010. As a percentage of sales, operating and administrative expenses were 19.0% for the fiscal year ended September 24, 2011, compared to 19.3% for the fiscal year ended September 25, 2010. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.1% for fiscal year 2011 compared with 22.0% for fiscal year 2010.

A breakdown of the major increases in operating and administrative expenses is as follows:

	(in millions)	Increase as a % of sales
Salaries and wages	$8.7	0.24%
Bank charges	$4.0	0.11%
Insurance expenses	$3.9	0.11%
Depreciation and amortization	$3.2	0.09%
Utility and fuel expenses	$2.5	0.07%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume.

Bank charges rose primarily due to increased fees for processing debit and credit cards. The increase is a result of both increased usage of cards and increased transaction fees related to the usage. At this point, it is not clear if legislation enacted in October 2011 to limit debit card “swipe fees” will result in a decrease in the Company’s overall bank charges.

Insurance expense increased due to an increased number of employees and due to higher claims under the Company’s self- insurance programs.

Depreciation and amortization expense increased as a result of the Company’s capital expenditures to improve its store base.

Utility and fuel expenses increased due to higher market energy costs experienced during fiscal year 2011.

Rental Income, Net. Rental income, net increased $0.1 million to $1.9 million for fiscal year 2011, from $1.8 million for fiscal year 2010. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain (Loss) from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $2.7 million for fiscal year 2011 compared with losses of $0.1 million for fiscal year 2010. During fiscal year 2011 period, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions during fiscal years 2011 or 2010.

Other Income, Net. Other income, net totaled $4.2 million for both fiscal years ended September 24, 2011 and September 25, 2010, respectively. Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $2.9 million for the year ended September 24, 2011 to $62.0 million from $64.9 million for the year ended September 25, 2010. Total debt was $855.1 million at the end of fiscal year 2011 compared with $817.5 million at the end of fiscal year 2010. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 is currently capitalized as part of the construction cost of the Company’s new distribution and warehouse facility.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.7% for the 2011 fiscal year compared to 36.8% for the 2010 fiscal year. The decrease in the effective tax rate is primarily due to additional federal tax credits available in fiscal 2011 as compared to 2010.

Net Income. Net income increased $8.3 million, or 26.6%, for the fiscal year ended September 24, 2011 to $39.1 million from $30.8 million for the fiscal year ended September 25, 2010. Basic and diluted earnings per share for Class A Common Stock were $1.67 and $1.60, respectively, for the fiscal year ended September 24, 2011 compared to $1.32 and $1.26, respectively, for the fiscal year ended September 25, 2010. Basic and diluted earnings per share for Class B Common Stock were each $1.52 for the fiscal year ended September 24, 2011 compared to $1.20 of basic and diluted earnings per share for the fiscal year ended September 25, 2010.

Fiscal Year Ended September 25, 2010 Compared to the Fiscal Year Ended September 26, 2009

The Company achieved record sales for the 46th consecutive year for the fiscal year ended September 25, 2010, in the face of challenging economic and competitive conditions. Total and comparable store sales increased, both with and without the inclusion of gasoline sales.

Net income for the fiscal year ended September 25, 2010 was $30.8 million, as compared with $27.9 million for the fiscal year ended September 26, 2009. As more fully detailed below, the most important positive factors contributing to this increase were gross profit increases of $19.8 million and a $10.2 million decrease in debt extinguishment costs. These positive factors were partially offset by increases in operating and interest expenses totaling $21.3 million and $5.8 million, respectively.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $21.3 million, or 3.4%, to $655.2 million for the year ended September 25, 2010, from $633.9 million for the year ended September 26, 2009. As a percentage of sales, operating and administrative expenses were 19.3% for the fiscal year ended September 25, 2010, compared to 19.5% for the fiscal year ended September 26, 2009. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.0% for fiscal year 2010 compared with 21.7% for fiscal year 2009.

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

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.8% for the 2010 fiscal year compared to 37.5% for the 2009 fiscal year. The decrease in the effective tax rate is primarily due to additional federal tax credits available in fiscal 2010 as compared to 2009.

Net Income. Net income increased $2.9 million, or 10.4%, for the fiscal year ended September 25, 2010 to $30.8 million from $27.9 million for the fiscal year ended September 26, 2009. Basic and diluted earnings per share for Class A Common Stock were $1.32 and $1.26, respectively, for the fiscal year ended September 25, 2010 compared to $1.19 and $1.14, respectively, for the fiscal year ended September 26, 2009. Basic and diluted earnings per share for Class B Common Stock were each $1.20 for the fiscal year ended September 25, 2010 compared to $1.08 of basic and diluted earnings per share for the fiscal year ended September 26, 2009.

Liquidity and Capital Resources

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations. The Company also believes that the new warehouse and distribution facility to be completed by early fiscal 2013 will lower its overall distribution costs and improve product availability in its stores.

Capital expenditures totaled $97.5 million and $92.0 million for fiscal years 2011 and 2010, respectively. Major capital expenditures include the following:

	2011	2010
New stores	1	2
Replacement/remodeled stores	3	2
Store sites/land parcels purchased	—	—
Stores closed	—	—
Fuel stations added	3	1	(including those added at new or replacement stores)

Capital expenditures also included the costs of the new distribution facility, upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2012 include investments of approximately $120 to $160 million. The majority of the Company’s fiscal year 2012 capital expenditures are expected for the new distribution and warehouse facility. The number of new/replacement/remodeled stores completed in fiscal year 2012 will somewhat depend on the timing of distribution center expenditures. Accordingly, fiscal year 2012 capital expenditures will also include investments in stores expected to open in fiscal year 2013 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $774 million, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 24, 2011 totaled $54.8 million.

Liquidity

The Company generated $97.2 million of cash from operations in fiscal year 2011 compared with $125.3 million for fiscal year 2010. Increased net income was more than offset by decreases in deferred income taxes and operating liabilities.

Cash used by investing activities for fiscal year 2011 totaled $164.1 million compared with $79.1 million for fiscal year 2010. The Company’s most significant investing activity is capital expenditures. During fiscal year 2011, $95.7 million of Recovery Zone bond proceeds were invested in restricted investments. Subsequently, $20.0 million was withdrawn from restricted investments to reimburse the Company for certain distribution facility construction costs.

During fiscal year 2011, the Company’s net financing activities provided $21.4 million. Proceeds from new long-term debt totaling $137.3 million were comprised of $99.7 million of Recovery Zone bonds and $37.6 million of existing debt that was refinanced for longer terms at lower interest rates. In addition to the $37.6 million of refinanced debt, other principal debt reductions totaled $62.0 million during fiscal year 2011. During fiscal year 2010, the Company’s net financing activities used $47.9 million in cash, primarily debt reduction and dividend payments.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There were no borrowings outstanding under the line of credit at September 24, 2011.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.8 million of unused letters of credit were issued at September 24, 2011. The Company is not required to maintain compensating balances in connection with this line of credit. There are no amounts outstanding under the line of credit at September 24, 2011.

The Notes, the Bonds, and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at September 24, 2011.

Long-term debt and line of credit agreements contain various restrictive covenants requiring, among other things, certain levels of fixed charge coverage, leverage and net worth. These covenants have the effect of restricting certain types of transactions, including additional borrowings and the payment of cash dividends in excess of current quarterly per share amounts. As of September 24, 2011, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $483 million of additional borrowings (including borrowings under the committed line of credit) as of September 24, 2011.

The Company’s long term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit and Notes indenture in the event of default under any one instrument.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its line of credit and long-term financing. The Company believes, based on its current results of operations and financial condition, that its financial resources, including cash balances, existing bank line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 24, 2011.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and line of credit	$855,120	$34,376	$73,060	$15,655	$732,029
Scheduled interest on long-term debt	383,038	61,006	115,424	111,964	94,644
Upfront vendor allowances	996	996	—	—	—
Operating leases	119,634	13,854	23,123	18,235	64,422
Construction commitments	54,761	54,761	—	—	—

Total	$1,413,549	$164,993	$211,607	$145,854	$891,095

Amounts available to the Company under commercial commitments as of September 24, 2011, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available line of credit	$175,000	$—	$—	$175,000	$—
Letters of credit-standby	8,826	1,026	7,800	—	—

Potential commercial commitments	$183,826	$1,026	$7,800	$175,000	$—

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

	Twelve Months Ended
	September 24, 2011	September 25, 2010
All items	3.9%	1.1%
Food and beverages	4.7%	1.4%
Energy	19.3%	3.8%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company confronted many challenges in fiscal year 2011, most of which were driven by poor economic conditions, inflation in certain food categories, volatile energy costs, and the death of its founder and Chief Executive Officer. The Company continually assesses and develops its business model in light of these factors and to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•

The supermarket industry will remain highly competitive and will be characterized by industry consolidation, fragmented food retail platforms, and continued competition from super centers and other non-supermarket operators.

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

•

Despite recent legislative changes regulating debit card “swipe fees”, bank charges will continue to increase as more customer transactions will be settled with debit and credit cards. Interchange fees charged to retailers, such as the Company, have been increasing. The Company does not know if this trend will continue and the impact it will have on the Company’s costs. A shift in bank transaction costs from retailers to consumers could have an effect on customer behavior and purchasing patterns.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of gasoline sales), and will carefully monitor its product mix and customer trends. In addition, the Company believes the following plans and business-specific trends will have an impact on its business during its next fiscal year:

•	The Company plans to devote more of its capital expenditures to smaller interior remodels of existing stores compared with building new stores and square footage expansions of existing stores.

•	The Company will continue construction of the new distribution and warehouse facility, and will begin executing operational changes that will take place when that facility opens.

•	The Company will focus on decreasing operating expenses as a percentage of sales.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in financial market conditions in the normal course of its business as a result of its use of financial institution debt, the Company’s outstanding 8 7/8% Senior Notes due 2017, and the Recovery Zone bonds issued in December 2010, each of which have been used to finance the Company’s retail grocery and real estate lines of business.

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the line of credit, real estate and equipment financing, the Company’s 8 7/8% Senior Notes due 2017 and the Recovery Zone bonds. The line of credit, along with cash flow from operations, are used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate line of credit, as necessary, with both long-term secured and unsecured financing. The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company may consider the use of derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 24, 2011 and September 25, 2010, respectively (in thousands):

September 24, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit	—	—	—	—	—	—	—	—
Average variable interest rate	—	—	—	—	—	—	—
Long-term debt, variable interest rate	$4,193	$32,455	$1,434	$1,470	$1,504	$38,939	$79,995	$79,995
Average interest rate	2.25%	1.88%	3.19%	3.19%	3.19%	3.19%	2.61%
Long-term debt, fixed interest rate	$32,664	$27,261	$12,342	$4,167	$4,416	$33,465	$114,315	$114,474
Average interest rate	6.44%	6.17%	7.10%	6.83%	6.85%	6.25%	6.42%
Recovery Zone Bonds, variable interest rate	—	—	$4,530	$4,530	$4,530	$86,150	$99,740	$99,740
Average interest rate	—	—	2.09%	2.09%	2.09%	2.09%	2.09%
Senior Notes, fixed interest rate	—	—	—	—	—	$561,069	$561,069	$606,625
Average interest rate	—	—	—	—	—	9.18%	9.18%

September 25, 2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Lines of credit	—	—	—	—	—	—	—	—
Average variable interest rate	—	—	—	—	—	—	—
Long-term debt, variable interest rate	$27,752	$11,533	$31,056	—	—	—	$70,341	$70,341
Average interest rate	3.04%	2.64%	2.11%	—	—	—	2.56%
Long-term debt, fixed interest rate	$66,914	$35,433	$29,540	$12,521	$4,459	$39,703	$188,570	$188,798
Average interest rate	7.06%	6.44%	6.20%	7.14%	6.95%	6.34%	6.66%
Senior Notes, fixed interest rate	—	—	—	—	—	$558,588	$558,588	$613,813
Average interest rate	—	—	—	—	—	9.18%	9.18%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. On the basis of the fair value of the Company’s market sensitive instruments at September 24, 2011, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 24, 2011, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 24, 2011.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 24, 2011 using the criteria described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 24, 2011, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 24, 2011 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2011.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company’s 2012 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 24, 2011.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 24, 2011 and September 25, 2010;

•	Consolidated Statements of Income for the years ended September 24, 2011, September 25, 2010, and September 26, 2009;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 24, 2011, September 25, 2010, and September 26, 2009;

•	Consolidated Statements of Cash Flows for the years ended September 24, 2011, September 25, 2010, and September 26, 2009;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

(b)	Exhibits:

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

10.5	Second Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan dated November 2, 2011.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 24, 2011 and September 25, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 24, 2011 and September 25, 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 24, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ingles Markets, Incorporated’s internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

December 2, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited Ingles Markets, Incorporated’s internal control over financial reporting as of September 24, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ingles Markets, Incorporated’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ingles Markets, Incorporated maintained, in all material respects, effective internal control over financial reporting as of September 24, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries as of September 24, 2011 and September 25, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2011 of Ingles Markets, Incorporated and subsidiaries and our report dated December 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

December 2, 2011

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,421,250	$57,854,587
Certificates of deposit	—	6,000,000
Receivables (less allowance for doubtful accounts of $524,460—2011 and $596,220—2010)	56,841,059	53,080,901
Inventories	303,166,488	286,430,753
Other	16,935,660	19,603,242

Total current assets	389,364,457	422,969,483
PROPERTY AND EQUIPMENT:
Land	302,927,636	301,240,182
Construction in progress	65,738,844	50,488,125
Buildings	851,538,014	811,279,721
Store, office and warehouse equipment	688,506,450	633,436,634
Transportation equipment	43,219,522	40,760,542
Leasehold improvements	53,983,089	55,844,484

Total	2,005,913,555	1,893,049,688
Less accumulated depreciation and amortization	872,709,368	803,659,011

Property and equipment—net	1,133,204,187	1,089,390,677
OTHER ASSETS:
Restricted investments	75,730,905	—
Other assets	20,050,259	19,997,950

TOTAL ASSETS	$1,618,349,808	$1,532,358,110

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$34,375,989	$92,184,965
Accounts payable—trade	166,797,912	141,690,162
Accrued expenses and current portion of other long-term liabilities	89,322,063	85,098,765

Total current liabilities	290,495,964	318,973,892
DEFERRED INCOME TAXES	67,939,000	72,213,000
LONG-TERM DEBT	820,743,747	725,314,038
OTHER LONG-TERM LIABILITIES	7,225,503	6,776,391

Total liabilities	1,186,404,214	1,123,277,321

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,939,533 shares in 2011, 12,889,433 shares in 2010	646,977	644,472
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 11,489,726 shares in 2011, 11,582,826 shares in 2010	574,486	579,141
Paid-in capital in excess of par value	116,844,842	117,592,932
Retained earnings	313,879,289	290,264,244

Total stockholders’ equity	431,945,594	409,080,789

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,618,349,808	$1,532,358,110

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 24, 2011,

SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

	2011	2010	2009
Net sales	$3,559,921,334	$3,390,051,840	$3,250,933,154
Cost of goods sold	2,768,045,143	2,627,124,927	2,507,852,294

Gross profit	791,876,191	762,926,913	743,080,860
Operating and administrative expenses	677,889,162	655,192,251	633,930,602
Rental income, net	1,854,098	1,766,723	2,431,904
Gain (loss) from sale or disposal of assets	2,675,693	(54,969)	120,054

Income from operations	118,516,820	109,446,416	111,702,216
Other income, net	4,159,445	4,224,412	2,310,348
Interest expense	61,965,755	64,853,639	59,059,348
Loss on early extinguishment of debt	—	—	10,240,667

Income before income taxes	60,710,510	48,817,189	44,712,549

Income taxes:
Current	27,603,000	12,851,000	602,000
Deferred	(5,952,000)	5,124,000	16,177,000

	21,651,000	17,975,000	16,779,000

Net income	$39,059,510	$30,842,189	$27,933,549

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$1.67	$1.32	$1.19

Diluted earnings per common share	$1.60	$1.26	$1.14

Class B Common Stock
Basic earnings per common share	$1.52	$1.20	$1.08

Diluted earnings per common share	$1.52	$1.20	$1.08

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 24, 2011,

SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 27, 2008	12,818,608	$640,930	11,693,651	$584,683	$118,184,132	$262,437,382	$381,847,127
Net income	—	—	—	—	—	27,933,549	27,933,549
Cash dividends	—	—	—	—	—	(15,478,933)	(15,478,933)
Common stock conversions	70,000	3,500	(70,000)	(3,500)	—	—	—

Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$274,891,998	$394,301,743
Net income	—	—	—	—	—	30,842,189	30,842,189
Cash dividends	—	—	—	—	—	(15,469,943)	(15,469,943)
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)
Common stock conversions	825	42	(825)	(42)	—	—	—

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	39,059,510	39,059,510
Cash dividends	—	—	—	—	—	(15,444,465)	(15,444,465)
Stock repurchases, at cost	—	—	(43,000)	(2,150)	(748,090)	—	(750,240)
Common stock conversions	50,100	2,505	(50,100)	(2,505)	—	—	—

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 24, 2011,

SEPTEMBER 25, 2010 AND SEPTEMBER 26, 2009

	2011	2010	2009
Cash Flows From Operating Activities:
Net income	$39,059,510	$30,842,189	$27,933,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	85,408,086	84,930,777	79,679,419
Loss on extinguishment of debt	—	—	10,240,667
(Gain) loss from sale or disposal of assets	(2,675,693)	54,969	(120,054)
Receipt of advance payments on purchases contracts	3,214,583	2,677,167	2,252,413
Recognition of advance payments on purchases contracts	(2,990,196)	(3,207,659)	(4,153,080)
Deferred income taxes	(5,952,000)	5,124,000	16,177,000
Changes in operating assets and liabilities
Receivables	(3,760,157)	(2,679,262)	(3,129,354)
Inventory	(16,735,735)	(14,686,017)	(13,067,946)
Other assets	(289,360)	3,755,386	(16,856,589)
Accounts payable and accrued expenses	1,949,220	18,476,865	3,950,752

Net Cash Provided By Operating Activities	97,228,258	125,288,415	102,906,777

Cash Flows From Investing Activities:
Purchase of certificates of deposit	—	(3,500,000)	(17,500,000)
Proceeds from maturities of certificates of deposit	6,000,000	15,000,000	—
Purchases of restricted investments	(95,736,465)	—	—
Proceeds from sales of restricted investments	20,005,560	—	—
Proceeds from sales of property and equipment	3,149,647	1,434,107	1,117,045
Capital expenditures	(97,506,367)	(92,025,298)	(141,020,762)

Net Cash Used By Investing Activities	(164,087,625)	(79,091,191)	(157,403,717)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	212,181,285	—	528,069,000
Payments on short-term borrowings	(212,181,285)	—	(555,824,000)
Proceeds from issuance of bonds	—	—	555,151,000
Bond issuance costs	—	—	(11,787,356)
Proceeds from new long-term debt	137,268,211	—	75,399,480
Principal payments on long-term debt	(99,647,476)	(31,815,342)	(458,849,882)
Prepayment penalties on debt extinguishment	—	—	(6,825,418)
Stock repurchases	(750,240)	(593,200)	—
Dividends paid	(15,444,465)	(15,469,943)	(15,478,933)

Net Cash Provided (Used) By Financing Activities	21,426,030	(47,878,485)	109,853,891

Net (Decrease) Increase in Cash and Cash Equivalents	(45,433,337)	(1,681,261)	55,356,951
Cash and Cash Equivalents at Beginning of Year	57,854,587	59,535,848	4,178,897

Cash and Cash Equivalents at End of Year	$12,421,250	$57,854,587	$59,535,848

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009

1. Summary of Significant Accounting Policies

Business—Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

Principles of Consolidation—The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2011, 2010 and 2009 consisted of 52 weeks each.

New Accounting Pronouncements—In May 2011 the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”. The amendments in this update are the result of the work of the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements. The amendment becomes effective for interim and annual periods beginning after December 15, 2011, which will be the first quarter of fiscal 2012 for the Company. The Company is currently assessing the future impact of this ASU to its Consolidated Financial Statements.

There were no new accounting standards adopted in the fiscal years ended September 24, 2011, September 25, 2010, or September 26, 2009.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Interest income of $0.1 million, $0.8 million, and $0.3 million for fiscal years 2011, 2010 and 2009, respectively, is included in the line item “Other income, net” on the Consolidated Statements of Income.

Financial Instruments—The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 24, 2011 the Company had no such investments. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 24, 2011 demand deposits of approximately $7.6 million in eight banks exceed the $250,000 FDIC insurance limit per bank.

Allowance for Doubtful Accounts—Accounts receivable are primarily from vendor allowances, customer charges and pharmacy insurance company reimbursements. Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements and assessments of the collectability based upon historical collection activity adjusted for current conditions.

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

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $80.4 million, $78.0 million and $76.2 million for fiscal years 2011, 2010 and 2009, respectively.

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

Restricted Investments—Restricted investments consist of money market deposits and United States Treasury securities purchased with the proceeds of the Recovery Zone Bonds issued in December 2010. These investments are held in a trust account, mature no later than September 2012 and may be liquidated as the Company incurs approved costs to build the Project. These assets are classified as available-for-sale and are stated at market value.

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $12.2 million (net of $21.2 million accumulated amortization) and $12.5 million (net of $16.6 million accumulated amortization) at September 24, 2011 and September 25, 2010, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $4.5 million per year. During the year ended September 26, 2009 the Company accelerated the amortization of $3.4 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt. This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Self-Insurance—The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self insurance reserves totaled $24.8 million and $22.3 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2011 and September 25, 2010, respectively. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year end 2011, the Company’s self-insured liabilities were supported by $8.2 million of undrawn letters of credit which expire between November 2011 and October 2012. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

In accordance with applicable accounting guidance, an adjustment to the financial statements for each individual prior period presented is required to reflect the correction of the period-specific effects of the change, if material. Based on our evaluation of relevant quantitative and qualitative factors, we determined the identified corrections are immaterial to the Company’s individual prior period consolidated financial statements, however, the cumulative correction of the prior period errors would be material to our current year Consolidated Statements of Income. Consequently, we have restated the accompanying Consolidated Balance Sheet as of September 25, 2010 from amounts previously reported as reflected in the table below. We have also restated the September 25, 2010, September 26, 2009 and September 27, 2008 balances of retained earnings by $3.0 million, $3.9 million and $3.0 million, respectively, presented in the Consolidated Statement of Changes in Stockholders’ Equity appearing herein. The restated balances differ from amounts previously reported to correct the prior period adjustments by the understatement of workers compensation self insurance liabilities with a corresponding reduction to retained earnings.

The impact of these adjustments is not material to our 2010 and 2009 statement of cash flows as the impact to individual line items within operating activities is not material and there was no net impact to cash provided by operating activities, cash used in investing activities and cash provided by financing activities. However, we have restated the 2010 and 2009 Consolidated Statements of Cash Flows to reflect changes to individual line items within operating activities.

We have also adjusted the Consolidated Statements of Income for the fiscal years ended September 25, 2010 and September 26, 2009 to reflect the additional workers compensation expense.

The tables below summarize the effect of the restatement of previously reported consolidated financial statements for the fiscal years ended September 25, 2010 and September 26, 2009 (in thousands, except per share data):

	As of September 25, 2010
	As Previously Reported	Adjustment	As Restated
Consolidated Balance Sheet
Deferred income taxes (current)	$6,070	$3,058	$9,128
Other current assets	16,545	3,058	19,603
Total assets	1,529,300	3,058	1,532,358
Self-insurance liabilities	14,523	7,817	22,340
Accrued expenses and current portion of other long-term liabilities	77,282	7,817	85,099
Retained earnings	295,023	(4,759)	290,264
Total stockholders’ equity	413,840	(4,759)	409,081
Total liabilities and stockholders’ equity	1,529,300	3,058	1,532,358

	Year Ended September 25, 2010			Year Ended September 26, 2009
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Income
Operating and administrative expenses	$653,674	$1,518	$655,192	$632,410	$1,521	$633,931
Income from operations	110,965	(1,518)	109,446	113,223	(1,521)	111,702
Income before income taxes	50,335	(1,518)	48,817	46,234	(1,521)	44,713
Deferred income tax expense	5,745	(621)	5,124	16,803	(626)	16,177
Net income	31,739	(897)	30,842	28,828	(895)	27,934
Earnings per share:
Class A Common Stock
Basic	1.35	(0.03)	1.32	1.23	(0.04)	1.19
Diluted	1.30	(0.04)	1.26	1.18	(0.04)	1.14
Class B Common Stock
Class A	1.23	(0.03)	1.20	1.12	(0.04)	1.08
Class B	1.23	(0.03)	1.20	1.12	(0.04)	1.08

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

The Company had gross unrecognized tax benefits of $149,500, $149,500 and $344,000 as of September 24, 2011, September 25, 2010 and September 26, 2009, respectively. These benefits, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of September 24, 2011 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 24, 2011, the Company had approximately $55,000 accrued for interest and penalties.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising—The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $13.9 million, $14.8 million and $17.0 million for fiscal years 2011, 2010 and 2009, respectively.

Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results. Such estimates include the allowance for doubtful accounts, various inventory reserves, realizability of deferred tax assets, and self-insurance reserves.

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

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $109.9 million, $105.2 million, and $101.0 million for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.1 million, $13.0 million, and $14.3 million for the fiscal years ended September 24, 2011, September 25, 2010 and September 26, 2009, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising as well as the volume and frequency of its product advertising, which could increase or decrease its expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenue; as such allowances do not directly generate revenue for its stores.

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2011	2010
Deferred tax liabilities:
Property and equipment tax/book differences	$70,435,000	$74,831,000
Property tax method	1,359,000	1,288,000

Total deferred tax liabilities	71,794,000	76,119,000

Deferred tax assets:
Insurance reserves	7,469,000	6,566,000
Advance payments on purchases contracts	389,000	302,000
Vacation accrual	2,331,000	2,141,000
Closed store accrual	513,000	619,000
Inventory	638,000	840,000
Other	3,321,000	2,566,000

Total deferred tax assets	14,661,000	13,034,000

Net deferred tax liabilities	$57,133,000	$63,085,000

Current deferred income tax benefits of $10.8 million and $9.1 million at September 24, 2011 and September 25, 2010, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, bad debt and self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 24, 2011 and September 25, 2010 refundable current income taxes totaling $2.6 million and $6.0 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2011	2010	2009
Federal tax at statutory rate	$21,249,000	$17,086,000	$15,649,000
State income tax, net of federal tax benefits	2,145,000	2,629,000	838,000
Federal tax credits	(1,824,000)	(1,480,000)	(829,000)
Adjustment to deferred income tax rates	—	—	945,000
Other	81,000	(260,000)	176,000

Total	$21,651,000	$17,975,000	$16,779,000

Current and deferred income tax expense (benefit) is as follows:

	2011	2010	2009
Current:
Federal	$23,664,000	$10,377,000	$(176,000)
State	3,939,000	2,474,000	778,000

Total current	27,603,000	12,851,000	602,000

Deferred:
Federal	(5,040,000)	4,856,000	14,169,000
State	(912,000)	268,000	2,008,000

Total deferred	(5,952,000)	5,124,000	16,177,000

Total expense	$21,651,000	$17,975,000	$16,779,000

Uncertain Tax Positions—A reserve for uncertain tax positions, including interest and penalties, of $0.2 million are included in the Company’s income taxes payable at both September 24, 2011 and September 25, 2010. The reserve for uncertain tax positions has been recorded because based on management’s estimates; it is likely that certain tax positions will be successfully challenged by taxing authorities.

3. Property Held for Lease and Rental Income

At September 24, 2011, the Company owned and operated 70 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income, net consists of the following:

	2011	2010	2009
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$8,562,380	$8,697,842	$9,978,252
Contingent rentals	539,379	481,038	520,345

Total	9,101,759	9,178,880	10,498,597
Depreciation on owned properties leased to others	(5,367,343)	(5,393,939)	(5,706,415)
Other shopping center expenses	(1,880,318)	(2,018,218)	(2,360,278)

Total	$1,854,098	$1,766,723	$2,431,904

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 24, 2011	September 25, 2010
Land	$43,373,166	$43,807,887
Buildings	157,548,154	160,106,650

Total	200,921,320	203,914,537
Less accumulated depreciation	(87,467,534)	(84,817,850)

Total	$113,453,786	$119,096,687

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 24, 2011:

Fiscal Year
2012	$4,602,279
2013	3,505,773
2014	2,345,920
2015	1,527,377
2016	1,123,739
Thereafter	565,730

Total minimum future rental income	$13,670,818

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

Operating Leases—Rent expense for all operating leases of $15.0 million, $15.8 million and $15.4 million for fiscal years 2011, 2010 and 2009, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million, $0.6 million and $0.9 million for fiscal years 2011, 2010 and 2009, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 24, 2011 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2012	$13,854,262	$(195,000)	$13,659,262
2013	12,360,855	(211,000)	12,149,855
2014	10,762,150	(219,000)	10,543,150
2015	9,674,731	—	9,674,731
2016	8,560,047	—	8,560,047
Thereafter	64,421,955	—	64,421,955

Total minimum future rental commitments	$119,634,000	$(625,000)	$119,009,000

5. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2011	2010
Property, payroll, and other taxes payable	$15,775,321	$15,829,531
Salaries, wages, and bonuses payable	24,130,758	23,291,110
Self-insurance liabilities:
Employee group insurance	4,053,146	4,593,786
Workers’ compensation insurance	15,210,845	14,748,607
General liability insurance	5,566,909	2,997,657
Interest	20,375,692	19,531,257
Other	4,209,392	4,106,817

Total	$89,322,063	$85,098,765

Self-insurance liabilities are established for workers’ compensation, general liability, and employee group medical and dental benefits based on claims filed and claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $31.8 million, $29.3 million and $26.7 million for fiscal years 2011, 2010 and 2009, respectively.

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2011	2010
Advance payments on purchases contracts	$995,653	$771,265
Deferred gain—sale/leasebacks	520,951	571,343
Deferred lease expense	1,763,254	1,694,570
Nonqualified investment plan liability	4,456,066	4,073,200
Other	589,515	541,617

Total other long-term liabilities	8,325,439	7,651,995
Less current portion	1,099,936	875,604

	$7,225,503	$6,776,391

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

6. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2011	2010
Bonds payable:
Senior notes, interest rate of 8.875%, maturing 2017	$575,000,000	$575,000,000
Unamortized original issue discount on senior notes	(13,930,554)	(16,411,679)
Recovery Zone Facility Bonds, maturing 2017	99,740,000	—
Notes payable:
Real estate and equipment maturing 2012-2030:
Due to banks, weighted average interest rate of 3.75% for 2011 and 4.63% for 2010	104,882,954	130,448,707
Due to other financial institutions, weighted average interest rate of 5.17% for 2011 and 6.41% for 2010	89,427,336	128,461,975

Total long-term debt	855,119,736	817,499,003
Less current portion	34,375,989	92,184,965

Long-term debt, net of current portion	$820,743,747	$725,314,038

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

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”), plus a credit spread. The lines allow the Company to issue up to $30.0 million in unused letters of credit, of which $8.8 million of unused letters of credit were issued at September 24, 2011. There were no amounts outstanding on the line of credit at September 24, 2011. The Company is not required to maintain compensating balances in connection with the line of credit.

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

Also on December 29, 2010, the Company executed an amendment to extend the maturity of the line of credit from May 12, 2012 to December 29, 2015. All other terms of the line of credit remain in place.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at September 24, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bonds, and Notes indenture in the event of default under any one instrument.

At September 24, 2011, property and equipment with an undepreciated cost of approximately $335 million was pledged as collateral for long-term debt. Long-term debt and line of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2011	2010	2009
Total interest costs	$63,554,139	$66,136,749	$61,643,076
Interest capitalized	(1,588,384)	(1,283,110)	(2,583,728)

Interest expense	$61,965,755	$64,853,639	$59,059,348

Maturities of long-term debt at September 24, 2011 are as follows:

Fiscal Year
2012	$34,375,989
2013	57,235,323
2014	15,824,748
2015	7,685,256
2016	7,969,459
Thereafter	732,028,961

Total	$855,119,736

7. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and accounts in the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

	Year Ended September 24, 2011
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$21,540,808	$17,518,702
Conversion of Class B to Class A shares	17,518,702	—

Net income allocated, diluted	$39,059,510	$17,518,702

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,905,408	11,542,049
Conversion of Class B to Class A shares	11,542,049	—

Weighted average shares outstanding, diluted	24,447,457	11,542,049

Earnings per share
Basic	$1.67	$1.52

Diluted	$1.60	$1.52

	Year Ended September 25, 2010		Year Ended September 26, 2009
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$16,961,816	$13,880,373	$15,296,032	$12,637,517
Conversion of Class B to Class A shares	13,880,373	—	12,637,517	—

Net income allocated, diluted	$30,842,189	$13,880,373	$27,933,549	$12,637,517

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,888,828	11,601,562	12,844,927	11,667,332
Conversion of Class B to Class A shares	11,601,562	—	11,667,332	—

Weighted average shares outstanding, diluted	24,490,390	11,601,562	24,512,259	11,667,332

Earnings per share
Basic	$1.32	$1.20	$1.19	$1.08

Diluted	$1.26	$1.20	$1.14	$1.08

9. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1,198,000, $1,093,000 and $1,095,000 for fiscal years 2011, 2010 and 2009, respectively.

Nonqualified Investment Plan—The Company adopted an Executive Nonqualified Excess Plan to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $64,000, $59,000 and $61,000 for fiscal years 2011, 2010 and 2009, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $9.7 million, $9.6 million and $8.8 million for fiscal years 2011, 2010 and 2009, respectively.

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

10. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2011	2010	2009
Revenues from unaffiliated customers:
Grocery sales	$3,428,730	$3,274,015	$3,143,633
Shopping center rentals	9,102	9,179	10,499
Fluid dairy	131,191	116,037	107,301

Total revenues from unaffiliated customers	$3,569,023	$3,399,231	$3,261,433

Income from operations:
Grocery sales	$105,648	$96,256	$96,681
Shopping center rentals	1,854	1,767	2,432
Fluid dairy	11,015	11,423	12,589

Total income from operations	$118,517	$109,446	$111,702

Assets:
Grocery sales	$1,471,086	$1,384,496	$1,368,686
Shopping center rentals	113,454	119,097	126,853
Fluid dairy	36,244	30,857	26,450
Elimination of intercompany receivable	(2,434)	(2,092)	(1,942)

Total assets	$1,618,350	$1,532,358	$1,520,047

Capital expenditures:
Grocery sales	$83,169	$84,559	$135,630
Shopping center rentals	259	3,903	3,013
Fluid dairy	14,078	3,563	2,378

Total capital expenditures	$97,506	$92,025	$141,021

Depreciation and amortization:
Grocery sales	$78,236	$77,507	$71,859
Shopping center rentals	5,367	5,394	5,706
Fluid dairy	1,805	2,030	2,114

Total depreciation and amortization	$85,408	$84,931	$79,679

Sales by product category for fiscal years 2011, 2010 and 2009, respectively, are as follows:

	Fiscal Year Ended September
	2011	2010	2009
Grocery	$1,397,944,577	$1,366,594,928	$1,358,030,265
Non-foods	690,198,906	684,507,646	664,376,193
Perishables	825,068,043	787,050,900	768,604,794
Gasoline	515,518,865	435,861,591	352,621,331

Total grocery segment	$3,428,730,391	$3,274,015,065	$3,143,632,583

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Revenue from shopping center rentals, net of shopping center expense of $7.2 million, $7.4 million and $8.1 million for the fiscal years ended 2011, 2010 and 2009, respectively, is included in the caption “Rental income, net” in the Consolidated Statements of Income. Grocery and fluid dairy revenues comprise the net sales reported in the Consolidated Statements of Income.

The fluid dairy segment had $59.6 million, $55.7 million and $54.2 million in sales to the grocery sales segment in fiscal 2011, 2010 and 2009, respectively. These sales were eliminated in consolidation.

11. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks. Fiscal year 2010 quarterly net income and earnings per share have been restated to reflect additional workers compensation expense as described in Note 1 to the Consolidated Financial Statements.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2011
Net sales	$872,753	$870,371	$910,978	$905,819	$3,559,921
Gross profit	193,480	194,636	201,340	202,420	791,876
Net income	7,652	7,721	12,725	10,962	39,060
Basic earnings per common share
Class A	0.33	0.33	0.54	0.47	1.67
Class B	0.30	0.30	0.49	0.43	1.52
Diluted earnings per common share
Class A	0.31	0.32	0.52	0.45	1.60
Class B	0.30	0.30	0.49	0.43	1.52

2010
Net sales	$840,953	$837,005	$856,128	$855,966	$3,390,052
Gross profit	185,261	185,869	196,887	194,910	762,927
Net income	5,793	5,371	11,445	8,233	30,842
Basic earnings per common share
Class A	0.25	0.23	0.49	0.35	1.32
Class B	0.23	0.21	0.44	0.32	1.20
Diluted earnings per common share
Class A	0.24	0.22	0.46	0.34	1.26
Class B	0.23	0.21	0.44	0.32	1.20

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 24, 2011 totaled $54.8 million. The Company expects these commitments to be fulfilled during fiscal year 2012.

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

Restricted Investments: The carrying amounts reported in the Consolidated Balance Sheets for restricted investments approximate their fair values.

Long and short-term debt: The carrying amounts of the Company’s short-term borrowings approximate their fair values. The fair values of the Company’s long-term debt are based on quoted market prices, where available, or discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of the Company’s financial instruments at September 24, 2011 and September 25, 2010 are as follows (amounts in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Cash and cash equivalents	$12,421	$12,421	$57,855	$57,855
Current certificates of deposit	—	—	6,000	6,000
Receivables	56,841	56,841	53,081	53,081
Restricted investments	75,731	75,731	—	—
Long-term and short-term debt:
Real estate and equipment	194,310	194,469	258,911	259,139
Other	660,809	706,365	558,588	613,813

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2011	2010	2009
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$61,121,320	$65,737,378	$50,527,933
Income taxes	24,203,245	6,301,465	(1,073,993)
Non cash items:
Property and equipment additions included in accounts payable	37,978,081	10,321,135	3,858,775

15. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $273.9 million in 2011, $269.4 million in 2010 and $271.0 million in 2009. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 24, 2011. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $10.4 million at September 24, 2011 and $10.6 million at September 25, 2010.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $42.2 million in 2011, $37.6 million in 2010 and $36.3 million in 2009. Amounts due from this distributor, included in receivables, were $1.9 million at September 24, 2011 and $1.5 million at September 25, 2010.

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock. During fiscal year 2009, a loan totaling $0.5 million between the Company and the Investment/Profit Sharing Plan was made and was repaid by the plan to the Company during fiscal year 2010. At September 24, 2011 no other such loans were outstanding.

17. Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 24, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$596,220	$321,008	$392,768	$524,460

Fiscal year ended September 25, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$638,615	$151,517	$193,912	$596,220

Fiscal year ended September 26, 2009:
Deducted from asset accounts:
Allowance for doubtful accounts	$752,267	$531,175	$644,827	$638,615

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/S/ ROBERT P. INGLE, II
Robert P. Ingle, II Chief Executive Officer

Date: December 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ ROBERT P. INGLE, II Robert P. Ingle, II, CEO, Chairman and Director

/S/ JAMES W. LANNING James W. Lanning, President, Chief Operating Officer and Director

/S/ RONALD B. FREEMAN Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director

/S/ CHARLES E. RUSSELL Charles E. Russell, CPA, Director

/S/ PAT JACKSON Pat Jackson, CPA, Secretary and Controller

/S/ JOHN O. POLLARD John O. Pollard, Attorney, Director

/S/ CHARLES L. GAITHER Charles L. Gaither, Jr., Director

/S/ FRED D. AYERS Fred D. Ayers, Director

/S/ LAURA SHARP Laura Sharp, Director