Form 10-Q
period 2011-12-24
INGLES MARKETS INC
filed 2012-01-30
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2011

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

As of January 23, 2012, the Registrant had 12,924,135 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,348,941 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 24, 2011	SEPTEMBER 24, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$9,838,028	$12,421,250
Receivables-net	70,143,920	56,841,059
Inventories	299,176,458	303,166,488
Other current assets	16,923,194	16,935,660

Total Current Assets	396,081,600	389,364,457
Property and Equipment – Net	1,158,405,502	1,133,204,187
Restricted Investments	43,144,659	75,730,905
Other Assets	19,987,432	20,050,259

Total Assets	$1,617,619,193	$1,618,349,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$22,525,908	$34,375,989
Accounts payable - trade	152,872,613	166,797,912
Accrued expenses and current portion of other long-term liabilities	71,686,199	89,322,063

Total Current Liabilities	247,084,720	290,495,964
Deferred Income Taxes	66,554,000	67,939,000
Long-Term Debt	859,970,564	820,743,747
Other Long-Term Liabilities	7,707,373	7,225,503

Total Liabilities	1,181,316,657	1,186,404,214

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,924,135 shares at December 24, 2011 and 12,939,533 shares at September 24, 2011	646,207	646,977
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,348,941 shares at December 24, 2011 and 11,489,726 shares at September 24, 2011	567,447	574,486
Paid-in capital in excess of par value	114,470,860	116,844,842
Retained earnings	320,618,022	313,879,289

Total Stockholders’ Equity	436,302,536	431,945,594

Total Liabilities and Stockholders’ Equity	$1,617,619,193	$1,618,349,808

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010
Net sales	$918,237,929	$872,753,265
Cost of goods sold	716,509,749	679,272,795

Gross profit	201,728,180	193,480,470
Operating and administrative expenses	171,808,529	167,254,973
Rental income, net	428,150	314,808
Gain from sale or disposal of assets	14,704	11,299

Income from operations	30,362,505	26,551,604
Other income, net	1,003,612	1,124,943
Interest expense	15,008,901	15,854,953

Income before income taxes	16,357,216	11,821,594

Income taxes:
Current	8,035,000	6,033,000
Deferred	(2,275,000)	(1,864,000)

	5,760,000	4,169,000

Net income	$10,597,216	$7,652,594

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.45	$0.33

Diluted earnings per common share	$0.43	$0.31

Class B Common Stock
Basic earnings per common share	$0.41	$0.30

Diluted earnings per common share	$0.41	$0.30

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 24, 2011 AND DECEMBER 25, 2010

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	7,652,594	7,652,594
Cash dividends	—	—	—	—	—	(3,864,181)	(3,864,181)
Stock repurchases, at cost	—	—	(29,000)	(1,450)	(542,010)	—	(543,460)
Common stock conversions	1,500	75	(1,500)	(75)	—	—	—

Balance, December 25, 2010	12,890,933	$644,547	11,552,326	$577,616	$117,050,922	$294,052,657	$412,325,742

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	10,597,216	10,597,216
Cash dividends	—	—	—	—	—	(3,858,483)	(3,858,483)
Stock repurchases, at cost	(15,473)	(774)	(140,710)	(7,035)	(2,373,982)	—	(2,381,791)
Common stock conversions	75	4	(75)	(4)	—	—	—

Balance, December 24, 2011	12,924,135	$646,207	11,348,941	$567,447	$114,470,860	$320,618,022	$436,302,536

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010
Cash Flows from Operating Activities:
Net income	$10,597,216	$7,652,594
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	22,122,204	20,947,414
Gains on disposals of property and equipment	(14,704)	(11,299)
Receipt of advance payments on purchases contracts	750,000	750,000
Recognition of advance payments on purchases contracts	(900,000)	(671,614)
Deferred income taxes	(2,275,000)	(1,864,000)
Changes in operating assets and liabilities:
Receivables	(13,302,862)	(6,952,789)
Inventory	3,990,029	(3,239,951)
Other assets	(190,340)	116,548
Accounts payable and accrued expenses	(13,405,644)	3,810,998

Net Cash Provided by Operating Activities	7,370,899	20,537,901

Cash Flows from Investing Activities:
Proceeds from maturities of certificates of deposit	—	6,000,000
Proceeds from sales of restricted assets	32,586,246	—
Proceeds from sales of property and equipment	11,248	48,132
Capital expenditures	(63,688,077)	(25,665,471)

Net Cash Used in Investing Activities	(31,090,583)	(19,617,339)

Cash Flows from Financing Activities:
Proceeds from line of credit borrowings	222,220,876	62,981,815
Payments on line of credit borrowings	(178,045,750)	(62,981,815)
Proceeds from new long-term borrowings	3,250,000	—
Principal payments on long-term borrowings	(20,048,390)	(33,007,986)
Stock repurchases	(2,381,791)	(543,460)
Dividends paid	(3,858,483)	(3,864,181)

Net Cash Provided (Used) in Financing Activities	21,136,462	(37,415,627)

Net Decrease in Cash and Cash Equivalents	(2,583,222)	(36,495,065)
Cash and cash equivalents at beginning of period	12,421,250	57,854,587

Cash and Cash Equivalents at End of Period	$9,838,028	$21,359,522

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 24, 2011 and December 25, 2010

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 24, 2011, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 24, 2011 and December 25, 2010. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2011, filed by the Company under the Securities Exchange Act of 1934 on December 2, 2011.

The results of operations for the three-month period ended December 24, 2011 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the three-month period ended December 24, 2011.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $783,000 and $524,000 at December 24, 2011 and September 24, 2011, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 24, 2011, the Company had approximately $57,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of December 24, 2011, the Company had gross unrecognized tax benefits of approximately $159,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of December 24, 2011 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 24, 2011	SEPTEMBER 24, 2011
Property, payroll, and other taxes payable	$11,342,351	$15,775,321
Salaries, wages and bonuses payable	19,403,680	24,130,758
Self-insurance liabilities	25,326,315	24,830,900
Interest payable	6,920,691	20,375,692
Income taxes payable	4,826,308	—
Other	3,866,854	4,209,392

Total	$71,686,199	$89,322,063

Self-insurance liabilities are established for general liability claims, workers’ compensation claims, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.3 million and $8.5 million for each of the three-month periods ended December 24, 2011 and December 25, 2010, respectively.

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

In connection with the offering of the Notes, the Company entered into a $175.0 million line of credit arrangement. At December 24, 2011, the Company had $175.0 million of total line of credit commitments, with $44.2 million outstanding.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at December 24, 2011. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 24, 2011.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bonds, and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 20, 2011 to stockholders of record on October 6, 2011.

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

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock using the two-class method in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 260.

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

	THREE MONTHS ENDED DECEMBER 24, 2011		THREE MONTHS ENDED DECEMBER 25, 2010
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$5,864,420	$4,732,796	$4,212,465	$3,440,129
Conversion of Class B to Class A shares	4,732,796	—	3,440,129	—

Net income allocated, diluted	$10,597,216	$4,732,796	$7,652,594	$3,440,129

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,939,090	11,485,020	12,890,084	11,576,120
Conversion of Class B to Class A shares	11,485,020	—	11,576,120	—

Weighted average shares outstanding, diluted	24,424,110	11,485,020	24,466,204	11,576,120

Earnings per share
Basic	$0.45	$0.41	$0.33	$0.30

Diluted	$0.43	$0.41	$0.31	$0.30

I. LINES OF BUSINESS

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010
Revenues from unaffiliated customers:
Grocery sales	$884,773	$842,040
Shopping center rentals	2,293	2,124
Fluid dairy	33,465	30,713

Total revenues from unaffiliated customers	$920,531	$874,877

Income from operations:
Grocery sales	$27,089	$23,142
Shopping center rentals	428	315
Fluid dairy	2,846	3,095

Total income from operations	$30,363	$26,552

	DECEMBER 24, 2011	SEPTEMBER 24, 2011
Assets:
Grocery sales	$1,469,669	$1,471,086
Shopping center rentals	113,454	113,454
Fluid dairy	36,969	36,244
Elimination of intercompany receivable	(2,473)	(2,434)

Total assets	$1,617,619	$1,618,350

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010

Grocery	$371,961	$357,691
Non-foods	175,649	172,538
Perishables	209,869	202,405
Gasoline	127,294	109,406

Total grocery segment	$884,773	$842,040

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

For the three months ended December 24, 2011 and December 25, 2010, the fluid dairy segment had $15.2 million and $14.6 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, certificates of deposit, accounts receivable, and accounts payable approximate fair value due to the short-term maturity of these instruments. At December 24, 2011 and September 24, 2011, the fair value of the Company’s debt was estimated at $942.8 million and $900.1 million, respectively, primarily using market yields and taking into consideration the underlying terms of the debt. Such fair value was more than the carrying value of debt at December 24, 2011 by $60.3 million and more than the carrying value of debt at September 24, 2011 by $45.7 million.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were filed with the SEC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeastern United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of December 24, 2011, the Company operated 75 in-store pharmacies and 70 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 24, 2011, the Company’s self insurance reserves totaled $25.3 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Restricted Investments

Restricted investments consist of money market deposits and United States Treasury securities purchased with proceeds of the Recovery Zone Bonds issued in December 2010. These investments are held in a trust account, mature no later than September 2012, and may only be liquidated as the Company incurs approved costs to build the Project. These investments are classified as available-for -sale and are stated at market value.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 24, 2011.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $30.0 million and $27.8 million for the fiscal quarters ended December 24, 2011 and December 25, 2010, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million and $3.4 million for the fiscal quarters ended December 24, 2011 and December 25, 2010, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 24, 2011 and December 25, 2010 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 24, 2011 and December 25, 2010, comparable store sales include 202 and 200 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Lines of Business” to the condensed consolidated financial statements.

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010
Net sales	100.0%	100.0%
Gross profit	22.0%	22.2%
Operating and administrative expenses	18.7%	19.2%
Income from operations	3.3%	3.0%
Other income, net	0.1%	0.1%
Interest expense	1.6%	1.8%
Income before income taxes	1.8%	1.4%
Income taxes	0.6%	0.5%
Net income	1.2%	0.9%

Three Months Ended December 24, 2011 Compared to the Three Months Ended December 25, 2010

Net income for the first quarter of fiscal 2012 totaled $10.6 million, 38.5% higher than net income of $7.7 million earned for the first quarter of fiscal 2011. The primary factors behind the net income increase were increased sales and gross profit, which exceeded growth in expenses.

Net Sales. Net sales increased 5.2% to $918.2 million for the three months ended December 24, 2011 from $872.8 million for the three months ended December 25, 2010. Ingles operated 203 stores and approximately 11.0 million of retail square feet at both December 24, 2011 and at December 25, 2010. Excluding gasoline sales, net sales increased 3.6% for the three months ended December 24, 2011 compared with the three months ended December 25, 2010.

Grocery segment comparable store sales grew $41.7 million, or 5.0%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011. Excluding gasoline sales, comparable store sales also increased 3.4%. Retail gasoline sales prices increased and the number of gallons sold decreased during the first quarter of fiscal 2012 compared with the first quarter of fiscal 2011. The number of customer transactions (excluding gasoline) increased 2.0%, and the average transaction size (excluding gasoline) increased by 1.3%.

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010

Grocery	$371,961	$357,691
Non-foods	175,649	172,538
Perishables	209,869	202,405
Gasoline	127,294	109,406

Total grocery segment	$884,773	$842,040

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 24, 2011 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 25, 2010	$842,040
Comparable store sales increase (including gasoline)	41,662
Impact of stores opened in fiscal 2011 and 2012	1,063
Impact of stores closed in fiscal 2011 and 2012	—
Other	8

Total grocery sales for the three months ended December 24, 2011	$884,773

Net sales to outside parties for the Company’s milk processing subsidiary increased $2.8 million, or 9.0%, in the December 2011 quarter compared to the December 2010 quarter. The sales increase is attributable to higher raw milk costs in the December 2011 quarter compared to the December 2010 quarter. The case volume of products sold was relatively unchanged.

Gross Profit. Gross profit for the three-month period ended December 24, 2011 increased $8.2 million to $201.7 million, or 22.0% of sales, compared to $193.5 million, or 22.2% of sales, for the three-month period ended December 25, 2010.

Grocery segment gross profit as a percentage of total sales was influenced by gasoline margins (which are typically much lower than margins earned on other grocery segment products), intense competition, inflation on certain products, and vendor participation in pricing promotions. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.5% for the three months ended December 24, 2011 compared with 25.2% for the three months ended December 25, 2010.

Gross profit for the Company’s milk processing subsidiary for the December 2011 quarter decreased $0.3 million, or 5.6%, to $5.5 million, or 11.2% of sales, compared to $5.8 million, or 12.8% of sales, for the December 2010 quarter. The cents-per-gallon margin was affected by the competitive environment comparing the three months ended December 2011 with the three months ended December 2010.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $12.7 million and $11.8 million for the quarters ended December 2011 and December 2010, respectively. The milk processing segment is a manufacturing process, therefore, the costs mentioned above as well as purchasing and receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses for the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.5 million, or 2.7%, to $171.8 million for the three months ended December 24, 2011, from $167.3 million for the three months ended December 25, 2010. As a percentage of sales, operating and administrative expenses were 18.7% and 19.2% for the three months ended December 24, 2011 and December 25, 2010, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.6% of sales for the first fiscal quarter of 2012 compared with 21.8% for the first fiscal quarter of 2011. The smaller number of new and remodeled stores opened by the Company during fiscal years 2011 and 2012 have contributed to operating expenses as a percentage of sales being relatively stable.

The major increases (decreases) in operating and administrative expenses were as follows:

	INCREASE (DECREASE) IN MILLIONS	INCREASE (DECREASE) AS A % OF SALES

Repairs and maintenance	$1.4	0.16%
Salaries and wages	$1.1	0.12%
Insurance expense	$(0.9)	(0.10)%
Depreciation and amortization	$0.8	0.08%
Supplies	$0.6	0.06%
Taxes and licenses	$0.5	0.06%

Repair and maintenance expenses increased due to the cyclical nature of certain significant repairs to store equipment.

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume.

Insurance expense decreased due to better claims experience under the Company’s self insurance programs.

Depreciation and amortization expense increased as a result of the Company’s increased capital expenditures to improve its store base.

Supply costs increased due to increased costs of petroleum based packaging and changes in packaging in certain perishable departments.

Taxes and licenses increased due to increased property taxes and other taxes and fees charged by municipalities where the Company operates stores.

Rental Income, Net. Rental income, net totaled $0.4 and $0.3 million for the December 2011 and 2010 quarters, respectively. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net decreased $0.1 million to $1.0 million for the three-month period ended December 24, 2011 from $1.1 million for the three-month period ended December 25, 2010. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.9 million for the three-month period ended December 24, 2011 to $15.0 million from $15.9 million for the three-month period ended December 25, 2010. Total debt at December 24, 2011 was $882.5 million compared to $784.5 million at December 25, 2010. The increase in total debt is primarily attributable to the $99.7 of Recovery Zone Facility Bonds (the “Bonds”) issued just after the end of the December 2010 quarter. Interest on the Bonds is currently capitalized as a construction cost of the new distribution facility scheduled to open in calendar 2012. Interest expense decreased over the comparable three month periods as paid off debt was either not replaced or refinanced at lower interest rates.

Income Taxes. Income tax expense as a percentage of pre-tax income was substantially unchanged at 35.2% in the December 2011 quarter compared to 35.3% in the December 2010 quarter.

Net Income. Net income increased $2.9 million or 38.5% for the three-month period ended December 24, 2011 to $10.6 million compared to $7.7 million for the three-month period ended December 25, 2010. Net income, as a percentage of sales, was 1.2% for the December 2011 quarter and 0.9% for the December 2010 quarter. Basic and diluted earnings per share for Class A Common Stock were $0.45 and $0.43, respectively, for the December 2011 quarter, compared to $0.33 and $0.31, respectively, for the December 2010 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.41 for the December 2011 quarter compared to $0.30 for the December 2010 quarter.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores that offer customers good service and a broad selection of competitively priced products. Accordingly, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.

Capital expenditures totaled $63.7 million for the three-month period ended December 24, 2011. Most of these capital expenditures were related to construction of the new distribution facility and procurement of related equipment. The Company also purchased a store which it had previously leased. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2012 and in fiscal 2013.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at December 24, 2011 totaled $29.1 million.

Liquidity

The Company generated $7.4 million of net cash from operations in the December 2011 quarter compared to $20.5 million of net cash provided by operations in the December 2010 quarter. Most of the change is attributable to an increase in operating income less cash used for working capital.

Cash used in investing activities for the December 2011 quarter totaled $31.1 million, compared to $19.6 million in the December 2010 quarter. The primary investing activities for the quarter ended December 24, 2011 were $63.7 million of capital expenditures, and $32.6 million withdrawn from restricted investments to reimburse the Company for distribution facility construction costs.

Cash provided by financing activities during the December 2011 quarter totaled $21.1 million, compared with $37.4 million of cash used by financing activities during the December 2010 quarter. For the December 2011 quarter, principal payments on long-term debt were $20.0 million and dividend payments were $3.9 million. The Company borrowed $44.2 million under its $175 million line of credit facility and incurred $3.3 million of new collateralized debt .. The Company also repurchased a total of 156,000 shares of its Class A and Class B Common Stock.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There was $44.2 million outstanding under the line of credit at December 24, 2011.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at December 24, 2011. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 24, 2011, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $568 million of additional borrowings (including borrowings under the line of credit) as of December 24, 2011.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its line of credit and long-term financing. As of December 24, 2011, the Company had unencumbered real property and equipment with a net book value of approximately $815 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new distribution center and from new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 24, 2011 other than as disclosed elsewhere in this Form 10-Q.

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

	THREE MONTHS ENDED
	DECEMBER 24, 2011	DECEMBER 25, 2010
All items	—%	0.3%
Food and beverages	0.1%	0.1%
Energy	(1.6)%	2.5%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; general concerns about food safety; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties, including those contained in the Company’s Annual Report on Form 10-K for the year ended September 24, 2011, as updated or supplemented by subsequent quarterly reports on Form 10-Q and current reports of Form 8-K filed with the Securities and Exchange Commission.

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

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. From time to time, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2011.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 24, 2011, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2011. After consideration of the matters discussed above, management has concluded that the Company’s controls and procedures were effective as of December 24, 2011.

(b) Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal 2012 testing of internal controls over financial reporting and has begun performing tests for fiscal 2012.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SHARES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
September 25, 2011 to October 29, 2011	—	$—	—	917,000
Second four weeks
October 30, 2010 to November 26, 2011	—	—	—	917,000
Third four weeks
November 27, 2011 to December 24, 2011	156,183	$15.25	156,183	760,817

Total	156,183	$15.25	156,183	760,817

(1)	The reported periods conform to the Company’s fiscal calendar composed of twelve months ending on the last (or next to last during 53 week fiscal years) Saturday of each calendar month. The first quarter of fiscal 2012 contained 13 weeks.
(2)	Shares were purchased under a stock repurchase program authorized by the Board of Directors and announced on March 9, 2010. Under the program, up to one million shares of Class A Common Stock or Class B Common Stock may be repurchased. The program has no expiration date but may be terminated by the Board of Directors at any time.
(3)	Shares shown in this column reflect shares remaining under the one million share repurchase program referenced in Note (2) above.

Item 6.	EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.3	Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.4	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32.1	Certification Pursuant to 18 U.S.C. Section 1350

32.2	Certification Pursuant to 18 U.S.C. Section 1350

101	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2011, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Interim Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: January 30, 2012	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: January 30, 2012	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer