Form 10-Q
period 2012-03-24
INGLES MARKETS INC
filed 2012-05-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 24, 2012

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

As of May 2, 2012, the Registrant had 12,938,635 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,321,141 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 24, 2012	SEPTEMBER 24, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$3,889,420	$12,421,250
Receivables—net	56,137,476	56,841,059
Inventories	301,981,163	303,166,488
Other current assets	21,235,855	16,935,660

Total Current Assets	383,243,914	389,364,457
Property and Equipment—net	1,175,000,591	1,133,204,187
Restricted Investments	23,242,138	75,730,905
Other Assets	19,842,661	20,050,259

Total Assets	$1,601,329,304	$1,618,349,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$30,113,404	$34,375,989
Accounts payable—trade	171,952,065	166,797,912
Accrued expenses and current portion of other long-term liabilities	78,920,034	89,322,063

Total Current Liabilities	280,985,503	290,495,964
Deferred Income Taxes	68,805,000	67,939,000
Long-Term Debt	803,363,792	820,743,747
Other Long-Term Liabilities	9,430,500	7,225,503

Total Liabilities	1,162,584,795	1,186,404,214

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,938,635 shares at March 24, 2012 and 12,939,533 shares at September 24, 2011	646,932	646,977
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,321,141 shares at March 24, 2012 and 11,489,726 shares at September 24, 2011	566,057	574,486
Paid-in capital in excess of par value	114,236,248	116,844,842
Retained earnings	323,295,272	313,879,289

Total Stockholders’ Equity	438,744,509	431,945,594

Total Liabilities and Stockholders’ Equity	$1,601,329,304	$1,618,349,808

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 24, 2012	MARCH 26, 2011
Net sales	$881,667,028	$870,370,803
Cost of goods sold	689,231,579	675,734,506

Gross profit	192,435,449	194,636,297
Operating and administrative expenses	169,113,441	168,569,195
Rental income, net	367,923	553,188
Gain from sale or disposal of assets	151,168	9,463

Income from operations	23,841,099	26,629,753
Other income, net	801,776	1,076,105
Interest expense	14,944,800	15,713,246

Income before income taxes	9,698,075	11,992,612

Income tax expense (benefit):
Current	1,129,000	5,946,000
Deferred	2,057,000	(1,675,000)

	3,186,000	4,271,000

Net income	$6,512,075	$7,721,612

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.28	$0.33

Diluted earnings per common share	$0.27	$0.32

Class B Common Stock
Basic earnings per common share	$0.26	$0.30

Diluted earnings per common share	$0.26	$0.30

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 24, 2012	MARCH 26, 2011
Net sales	$1,799,904,957	$1,743,124,068
Cost of goods sold	1,405,741,328	1,355,007,301

Gross profit	394,163,629	388,116,767
Operating and administrative expenses	340,921,970	335,824,168
Rental income, net	796,073	867,995
Gain from sale or disposal of assets	165,872	20,762

Income from operations	54,203,604	53,181,356
Other income, net	1,805,389	2,201,049
Interest expense	29,953,702	31,568,200

Income before income taxes	26,055,291	23,814,205

Income tax expense (benefit):
Current	9,164,000	11,979,000
Deferred	(218,000)	(3,539,000)

	8,946,000	8,440,000

Net income	$17,109,291	$15,374,205

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.73	$0.66

Diluted earnings per common share	$0.70	$0.63

Class B Common Stock
Basic earnings per common share	$0.67	$0.60

Diluted earnings per common share	$0.67	$0.60

Cash dividends per common share:
Class A Common Stock	$0.33	$0.33

Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 24, 2012 AND MARCH 26, 2011

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	15,374,205	15,374,205
Cash dividends	—	—	—	—	—	(7,724,030)	(7,724,030)
Stock repurchases, at cost	—	—	(29,000)	(1,450)	(542,010)	—	(543,460)
Common stock conversions	1,500	75	(1,500)	(75)	—	—	—

Balance, March 26, 2011	12,890,933	$644,547	11,552,326	$577,616	$117,050,922	$297,914,419	$416,187,504

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	17,109,291	17,109,291
Cash dividends	—	—	—	—	—	(7,693,308)	(7,693,308)
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,594)	—	(2,617,068)
Common stock conversions	14,575	729	(14,575)	(729)	—	—	—

Balance, March 24, 2012	12,938,635	$646,932	11,321,141	$566,057	$114,236,248	$323,295,272	$438,744,509

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 24, 2012	MARCH 26, 2011
Cash Flows from Operating Activities:
Net income	$17,109,291	$15,374,205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	44,048,966	42,313,930
Gain on disposals of property and equipment	(165,872)	(20,762)
Receipt of advance payments on purchase contracts	2,376,551	1,325,000
Recognition of advance payments on purchase contracts	(1,644,138)	(1,343,228)
Deferred income taxes	(218,000)	(3,539,000)
Changes in operating assets and liabilities:
Receivables	703,582	(2,368,160)
Inventory	1,185,325	(9,149,860)
Other assets	(5,271,511)	(4,411,690)
Accounts payable and accrued expenses	15,601,213	9,918,263

Net Cash Provided by Operating Activities	73,725,407	48,098,698

Cash Flows from Investing Activities:
Proceeds from maturities of certificates of deposit	—	6,000,000
Purchases of restricted investments	—	(95,622,136)
Proceeds from sales of restricted investments	52,488,767	—
Proceeds from sales of property and equipment	685,043	136,360
Capital expenditures	(103,478,132)	(42,879,269)

Net Cash Used by Investing Activities	(50,304,322)	(132,365,045)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	374,981,101	81,249,247
Payments on short-term borrowings	(374,981,101)	(81,249,247)
Proceeds from long-term borrowings	3,250,000	99,740,000
Principal payments on long-term borrowings	(24,892,539)	(41,640,536)
Common stock repurchases	(2,617,068)	(543,460)
Dividends paid	(7,693,308)	(7,724,030)

Net Cash Provided (Used) by Financing Activities	(31,952,915)	49,831,974

Net Decrease in Cash and Cash Equivalents	(8,531,830)	(34,434,373)
Cash and cash equivalents at beginning of period	12,421,250	57,854,587

Cash and Cash Equivalents at End of Period	$3,889,420	$23,420,214

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended March 24, 2012 and March 26, 2011

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 24, 2012, and the results of operations for the three-month and six-month periods ended March 24, 2012 and March 26, 2011, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 24, 2012 and March 26, 2011. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2011, filed by the Company under the Securities Exchange Act of 1934 on December 2, 2011.

The results of operations for the three-month and six-month periods ended March 24, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments which provide additional guidance about how fair value should be determined under existing standards and expands existing disclosure requirements for certain fair value measurements. The purpose of these amendments is to improve and converge International Financial Reporting Standards and GAAP. This amendment, ASU 2011-04, was implemented by the Company during the quarter ended March 24, 2012.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $813,000 and $524,000 at March 24, 2012 and September 24, 2011, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 24, 2012, the Company had approximately $52,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of March 24, 2012, the Company had gross unrecognized tax benefits of approximately $131,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of March 24, 2012 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities.

At March 24, 2012, the Company had approximately $5.0 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 24, 2012	September 24, 2011
Property, payroll, and other taxes payable	$9,049,991	$15,775,321
Salaries, wages and bonuses payable	20,768,851	24,130,758
Self-insurance liabilities	26,241,078	24,830,900
Interest payable	19,639,318	20,375,692
Other	3,220,796	4,209,392

Total	$78,920,034	$89,322,063

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation,$500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.4 million and $8.5 million for the three-month periods ended March 24, 2012 and March 26, 2011, respectively. For each of the six-month periods ended March 24, 2012 and March 26, 2011, employee insurance expense, net of employee contributions, totaled $14.7 million and $16.9 million, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit arrangement. At March 24, 2012, the Company had $175.0 million of total line of credit commitments, with no borrowings outstanding.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at March 24, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 24, 2012.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bonds and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 19, 2012 and October 20, 2011 to stockholders of record on January 6, 2012 and October 6, 2011, respectively.

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

	Three Months Ended March 24, 2012		Six Months Ended March 24, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$3,620,798	$2,891,277	$9,492,303	$7,616,988
Conversion of Class B to Class A shares	2,891,277	—	7,616,988	—

Net income allocated, diluted	$6,512,075	$2,891,277	$17,109,291	$7,616,988

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,926,684	11,359,090	12,932,887	11,411,906
Conversion of Class B to Class A shares	11,359,090	—	11,411,906	—

Weighted average shares outstanding, diluted	24,285,774	11,359,090	24,344,793	11,411,906

Earnings per share
Basic	$0.28	$0.26	$0.73	$0.67

Diluted	$0.27	$0.26	$0.70	$0.67

	Three Months Ended March 26, 2011		Six Months Ended March 26, 2011
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,255,059	$3,466,553	$8,467,441	$6,906,764
Conversion of Class B to Class A shares	3,466,553	—	6,906,764	—

Net income allocated, diluted	$7,721,612	$3,466,553	$15,374,205	$6,906,764

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,890,933	11,552,326	12,890,509	11,564,223
Conversion of Class B to Class A shares	11,552,326	—	11,564,223	—

Weighted average shares outstanding, diluted	24,443,259	11,552,326	24,454,732	11,564,223

Earnings per share
Basic	$0.33	$0.30	$0.66	$0.60

Diluted	$0.32	$0.30	$0.63	$0.60

I. SEGMENT INFORMATION

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Revenues from unaffiliated customers:
Grocery sales	$848,756	$839,391	$1,733,529	$1,681,431
Shopping center rentals	2,136	2,447	4,429	4,571
Fluid dairy	32,911	30,980	66,376	61,693

Total revenues from unaffiliated customers	$883,803	$872,818	$1,804,334	$1,747,695

Income from operations:
Grocery sales	$20,820	$23,246	$47,909	$46,388
Shopping center rentals	368	553	796	868
Fluid dairy	2,652	2,830	5,499	5,925

Total income from operations	$23,840	$26,629	$54,204	$53,181

	March 24, 2012	September 24, 2011
Assets:
Grocery sales	$1,452,833	$1,471,086
Shopping center rentals	113,454	113,454
Fluid dairy	37,161	36,244
Elimination of intercompany receivable	(2,119)	(2,434)

Total assets	$1,601,329	$1,618,350

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Grocery	$346,674	$347,020	$718,635	$704,711
Non-foods	167,002	169,624	342,651	342,161
Perishables	202,579	201,169	412,448	403,574
Gasoline	132,501	121,578	259,795	230,985

Total grocery segment	$848,756	$839,391	$1,733,529	$1,681,431

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

For the three-month periods ended March 24, 2012 and March 26, 2011, respectively, the fluid dairy segment had $14.3 million and $14.4 million in sales to the grocery sales segment. The fluid dairy segment had $29.5 million and $29.0 million in sales to the grocery sales segment for the six-month periods ended March 24, 2012 and March 26, 2011, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs. Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs –	Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs –	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs –	Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The carrying amount and fair value of the Company’s debt at March 24, 2012 is as follows (in thousands):

	Carrying Amount	Fair Value	Fair Value Measurements
Senior Notes, net of unamortized original issue discount	$562,310	$622,438	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	171,427	173,346	Level 2

Total debt	$833,477	$895,523

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of March 24, 2012, the Company operated 75 in-store pharmacies and 70 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 24, 2012, the Company’s self insurance reserves totaled $26.2 million for employee group insurance, workers’ compensation insurance and general liability insurance.

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

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three- or six-month periods ended March 24, 2012.

Closed Store Accrual

For closed properties under long-term lease agreements, a liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties, in accordance with FASB ASC Topic 420. The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Unaudited Condensed Consolidated Balance Sheets. The closed store accrual was not material to the Unaudited Condensed Consolidated Balance Sheet.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs, which is included in cost of goods sold, totaled $27.0 million and $27.0 million for the fiscal quarters ended March 24, 2012 and March 26, 2011, respectively. For the six-month periods ended March 24, 2012 and March 26, 2011, vendor allowances applied as a reduction of merchandise costs totaled $57.0 million and $54.8 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million for each of the fiscal quarters ended March 24, 2012 and March 26, 2011. For the six-month periods ended March 24, 2012 and March 26, 2011, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.6 million and $6.6 million, respectively.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising, as well as the volume and frequency of the Company’s product advertising, which could increase or decrease the Company’s expenditures.

Similarly, the Company is not able to assess the impact of vendor advertising allowances on creating additional revenue; as such allowances do not directly generate revenue for the Company’s stores.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 24, 2012 and March 26, 2011, respectively. Beginning with the fiscal quarter ended March 26, 2011 the Company changed its methodology for calculating comparable store sales to be more in line with peer grocery companies. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters. Previously, comparable store sales were defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 24, 2012 and March 26, 2011, comparable store sales include 202 and 200 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	21.8%	22.4%	21.9%	22.3%
Operating and administrative expenses	19.2%	19.4%	18.9%	19.3%
Rental income, net	—%	0.1%	—%	0.1%
Income from operations	2.7%	3.1%	3.0%	3.1%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.7%	1.8%	1.7%	1.8%
Income before income taxes	1.1%	1.4%	1.5%	1.4%
Income taxes	0.4%	0.5%	0.5%	0.5%
Net income	0.7%	0.9%	1.0%	0.9%

Three Months Ended March 24, 2012 Compared to the Three Months Ended March 26, 2011

Net income for the second quarter of fiscal 2012 totaled $6.5 million, compared with net income of $7.7 million earned for the second quarter of fiscal 2011. A mild winter led to lower sales growth, income contributed by gasoline sales was lower and gross margins were relatively flat. As a result, net income was lower.

Net Sales. Net sales increased by $11.3 million to $881.7 million for the three months ended March 24, 2012 from $870.4 million for the three months ended March 26, 2011. Ingles operated 203 stores at March 24, 2012 and March 26, 2011. Retail square footage was approximately 11.0 million at March 24, 2012 and at March 26, 2011. Excluding gasoline sales, total sales increased 0.1% over the comparative fiscal second quarter.

Grocery segment comparable store sales grew $9.7 million, or 1.2%, in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Excluding gasoline, comparable store sales decreased 0.1%. In the Company’s market area, the winter of fiscal 2012 was much milder compared with the winter of fiscal 2011 and 2010, resulting in lower sales attributable to school closings and other inclement weather purchases during the second quarter of fiscal 2012. Retail gasoline sales prices increased and the number of gallons sold decreased during the second quarter of fiscal 2012 compared with the second quarter of fiscal 2011. The number of customer transactions (excluding gasoline) increased 0.7%, and the average transaction size (excluding gasoline) decreased by 0.8%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 24, 2012	March 26, 2011
Grocery	$346,674	$347,020
Non-foods	167,002	169,624
Perishables	202,579	201,169
Gasoline	132,501	121,578

Total grocery segment	$848,756	$839,391

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended March 24, 2012 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 26, 2011	$839,391
Comparable store sales increase (including gasoline)	9,676
Impact of stores opened in fiscal 2011 and 2012	(312)
Other	1

Total grocery sales for the three months ended March 24, 2012	$848,756

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.9 million or 6.2% in the March 2012 quarter compared to the March 2011 quarter. The sales increase is attributable to an approximately 4.8% increase in raw milk costs in the March 2012 quarter compared to the March 2011 quarter, offset by an approximately 2% decrease in the case volume of products sold.

Gross Profit. Gross profit for the three-month period ended March 24, 2012 decreased $2.2 million, or 1.1%, to $192.4 million, or 21.8% of sales, compared with gross profit $194.6 million, or 22.4% of sales, for the three-month period ended March 26, 2011.

Grocery segment gross profit as a percentage of total sales was affected by increased per gallon sales prices on lower margin gasoline. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.9% for the three months ended March 24, 2012 compared with 26.0% for the three months ended March 26, 2011.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 10.7% for the March 2012 quarter, compared with 11.8% of sales, for the March 2011 quarter. Raw milk prices were higher during the March 2012 quarter, and the cents per gallons margin was affected by the competitive environment over the comparative second fiscal quarter of 2012 and 2011.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $13.2 million and $12.8 million for the quarters ended March 2012 and March 2011, respectively. The milk processing segment is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, and internal transfer costs incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $0.5 million, or 0.3%, to $169.1 million for the three months ended March 24, 2012, from $168.6 million for the three months ended March 26, 2011. As a percentage of sales, operating and administrative expenses were 19.2% for the three months ended March 24, 2012 compared with 19.4% for the three months ended March 26, 2011. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.4% of sales for the second fiscal 2012 quarter and for the second fiscal quarter of 2011.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$1.7	0.19%
Taxes and licenses	$(1.0)	(0.12)%
Repairs and maintenance	$0.8	0.09%
Insurance expense	$(0.7)	0.08%
Advertising and promotion	$(0.5)	(0.06)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and as a result of remodeling activity that resulted in more space devoted to more labor-intensive areas.

Taxes and licenses decreased due to successful tax negotiations and the timing of certain assessments from municipalities where the Company does business.

Repairs and maintenance increased as a result of additional outsourced services.

Insurance expense decreased due to lower claims under the Company’s self insurance programs.

Advertising and promotion expenses decreased as a result of more efficient procurement.

Rental Income, Net. Rental income, net totaled $0.4 million for the quarter ended March 24, 2012 and $0.6 million for the quarter ended March 26, 2011. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net totaled $0.8 million for the three-month period ended March 24, 2012 compared with $1.1 million for the three-month period ended March 26, 2011. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.8 million for the three-month period ended March 24, 2012 to $14.9 million from $15.7 million for the three-month period ended March 26, 2011. Total debt at March 24, 2012 was $833.5 million compared with $875.6 million at March 26, 2011. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 is generally capitalized as part of the project cost during the facility construction period.

Income Taxes. Income tax expense as a percentage of pre-tax income was 32.9% for the quarter ended March 24, 2012 compared with 35.6% for the quarter ended March 26, 2011.

Net Income. Net income totaled $6.5 million for the three-month period ended March 24, 2012 compared with $7.7 million for the three-month period ended March 26, 2011. Net income, as a percentage of sales, was 0.8% for the quarter ended March 24, 2012 and 0.9% for the quarter ended March 26, 2011. Basic and diluted earnings per share for Class A Common Stock were $0.28 and $0.27 for the quarter ended March 24, 2012 compared to $0.33 and $0.32, respectively, for the quarter ended March 26, 2011. Basic and diluted earnings per share for Class B Common Stock were each $0.26 for the quarter ended March 24, 2012 compared to $0.30 of basic and diluted earnings per share for the quarter ended March 26, 2011.

Six Months Ended March 24, 2012 Compared to the Six Months Ended March 26, 2011

Net income for the first half of fiscal 2012 totaled $17.1 million, compared with net income of $15.4 million earned for the comparable fiscal 2011 period. Increases in total sales, comparable store sales, and gross margin and decreases in interest expense more than offset increases in operating expenses.

Net Sales. Net sales increased by $56.8 million to $1.80 billion for the six months ended March 24, 2012 from $1.74 billion for the six months ended March 26, 2011. Excluding gasoline, total sales increased $28.5 million, or 1.9% over the comparative six month 2012 and 2011 periods.

Grocery segment comparable store sales grew $51.3 million, or 3.1% for the first six months of fiscal 2012 compared to the same period of fiscal 2011. Excluding gasoline, comparable store sales increased 1.6%. The retail per gallon price of gasoline was approximately 9.3% higher during the first six months of fiscal 2012 compared with the first six months of fiscal 2011. Total gallons sold decreased 1.5% over the comparable six month periods. The number of customer transactions (excluding gasoline) increased 1.4%, while the average transaction size (excluding gasoline) increased by 0.3%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 24, 2012	March 26, 2011
Grocery	$718,635	$704,711
Non-foods	342,651	342,161
Perishables	412,448	403,574
Gasoline	259,795	230,985

Total grocery segment	$1,733,529	$1,681,431

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the six months ended March 24, 2012 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 26, 2011	$1,681,431
Comparable store sales increase (including gasoline)	51,337
Impact of stores opened in fiscal 2011 and 2012	751
Other	10

Total grocery sales for the six months ended March 24, 2012	$1,733,529

Net sales to outside parties for the Company’s milk processing subsidiary increased $4.7 million, or 7.6%, for the six months ended March 2012 compared with the six months ended March 2011. As noted in the three-month discussion, the sales increase is attributable to an increase in raw milk costs, offset by a decrease in the case volume of products sold.

Sales growth for the remainder of fiscal 2012 will depend upon the pace of economic improvement, inflation, and market prices for gasoline and raw milk. The Company expects that the maturation of new and expanded stores will contribute to sales growth, albeit at a slower pace due to current economic conditions. The Company does not anticipate opening any new stores during the remainder of fiscal 2012, although new stores are currently under construction that will open during fiscal year 2013.

Gross Profit. Gross profit for the six months ended March 24, 2012 increased $6.1 million, or 1.6%, to $394.2 million compared with $388.1 million, for the six months ended March 26, 2011. As a percent of sales, gross profit was 21.9% for the six months ended March 24, 2012 compared with 22.3% for the six months ended March 26, 2011.

Gross profit dollars increased due to the higher sales volume. Gross profit dollars contributed by gasoline was lower for the first half of fiscal 2012 compared with the first half of fiscal 2011. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.7% for the six months ended March 24, 2012 compared with 25.6% for the same period of last fiscal year.

Distribution network costs for the grocery segment totaled $25.9 million for the six months ended March 2012 compared with $24.6 million for the six months ended March 2011. In addition to higher diesel fuel costs, the Company has begun incurring start up expenses related to the new distribution center scheduled to begin operation later in fiscal year 2012.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 10.9% for the March 2012 six-month period, compared with 12.3% of sales for the March 2011 six month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $5.1 million, or 1.6%, to $340.9 million for the six months ended March 24, 2012, from $335.8 million for the six months ended March 26, 2011. As a percentage of sales, operating and administrative expenses were 18.9% for the six-month period ended March 24, 2012 and 19.3% for the six-month period ended March 26, 2011. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.0% of sales for the fiscal 2012 six month period compared with 22.1% for the first six months of fiscal 2011.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$2.8	0.16%
Repairs and maintenance	$2.2	0.12%
Insurance expense	$(1.7)	(0.09)%
Depreciation and amortization	$1.2	0.07%
Store supplies	$0.9	0.05%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Repairs and maintenance increased as a result of additional outsourced services.

Insurance expense decreased due to lower claims under the Company’s self insurance programs.

Depreciation and amortization increased as a result of the Company’s increased capital expenditures to improve its store base.

Store supplies increased due to cost increases in petroleum-based bags and other supplies.

Rental Income, Net. Rental income, net decreased $0.1 million to $0.8 million for the six-month period ended March 24, 2012 from $0.9 million in the March 2011 comparable period. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net totaled $1.8 million for the six-month period ended March 24, 2012 compared with $2.2 million for the six-month period ended March 26, 2011. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $1.6 million to $30.0 million for the six months ended March 24, 2012 from $31.6 million for the six months ended March 26, 2011. During the six months ended March 24, 2012, net principal debt repayments totaled $21.6 million.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 34.3% for the six-month period ended March 24, 2012 compared to 35.4% for the six-month period ended March 26, 2011. The effective tax rate decreased primarily as a result of increased tax credits.

Net Income. Net income totaled $17.1 million for the six-month period ended March 24, 2012 compared with $15.4 million for the six-month period ended March 26, 2011. Net income, as a percentage of sales, was 1.0% for the six months ended March 24, 2012 and 0.9% for the six months ended March 26, 2011. Basic and diluted earnings per share for Class A Common Stock were $0.73 and $0.70 for the six months ended March 24, 2012 compared to $0.66 and $0.63, respectively, for the six months ended March 26, 2011. Basic and diluted earnings per share for Class B Common Stock were each $0.67 for the six months ended March 24, 2012 compared to $0.60 of basic and diluted earnings per share for the six months ended March 26, 2011.

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

Capital expenditures totaled $103.5 million for the six-month period ended March 24, 2012. Most of these capital expenditures were related to construction of the new distribution facility and procurement of related equipment. The Company also purchased a store which it had previously leased. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open in fiscal 2013.

Ingles’ capital expenditure plans for fiscal 2012 include investments of approximately $160 million. The majority of the Company’s fiscal 2012 capital expenditures are expected for the new distribution and warehouse facility. The Company plans to continue its program of less expensive remodels to a larger number of stores. Fiscal 2012 capital expenditures will also include investments in stores expected to open in fiscal 2013 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 24, 2012 totaled $21.3 million.

Liquidity

The Company generated net cash from operations of $73.7 million for the six months ended March 24, 2012 compared to $48.1 million for the comparable 2011 period. Most of the change is attributable to decreased working capital and other asset funding requirements.

Cash used by investing activities for the six-month period ended March 24, 2012 totaled $50.3 million, comprised primarily of $103.5 million of capital expenditures during the period. Of this amount, $52.5 million was funded by the redemption of short-term investment of Recovery Zone bond proceeds.

Cash used by financing activities during the six-month period ended March 24, 2012 totaled $32.0 million. The primary components were net debt repayments of $21.6 million, dividends of $7.7 million and stock repurchases of $2.6 million. Cash provided by financing activities during the six-month period ended March 26, 2011 totaled $49.8 million. The Recovery Zone bonds issued in December 2010 provided $99.7 million, offset by principal payments on long-term debt of $41.6 million and dividend payments of $7.7 million. The Company also used cash of $0.5 million to repurchase 29,000 shares of Class B Common Stock from the Company’s Investment/Profit Sharing Plan (the “Plan”). The Plan used the proceeds to fund retirement distributions. The shares were repurchased by the Company under a program announced in March 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock. As of March 24, 2012 a total of 252,483 Class A and B shares have been purchased under the plan.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There were no borrowings outstanding under the line of credit at March 24, 2012.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at March 24, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 24, 2012, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $568 million of additional borrowings (including borrowings under the line of credit) as of March 24, 2012.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 24, 2012, the Company had unencumbered real property and equipment with a net book value of approximately $813.0 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, the Bonds, and the lines of credit contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended		Twelve Months Ended
	March 24, 2012	March 26, 2011	March 24, 2012	March 26, 2011
All items	0.3%	0.5%	2.7%	2.7%
Food and beverages	1.3%	0.6%	3.3%	2.9%
Energy	1.4%	3.0%	4.6%	15.5%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 24, 2012, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2011. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 24, 2012.

(b)	Changes in Internal Control over Financial Reporting

The Company has begun testing of internal controls over financial reporting performing tests for fiscal year 2012, including testing of significant software implementations during the first half of fiscal year 2012 and designing internal controls for the new distribution center that will open later in fiscal year 2012.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ISSUER PURCHASES OF EQUITY SHARES

Period (1)	Total Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
December 25, 2011 to January 28, 2012	—	$—	—	760,817
Second four weeks
January 29, 2012 to February 25, 2012	13,300	$17.69	—	747,517
Third four weeks
February 26, 2012 to March 24, 2012	—	$—	—	747,517

Total	13,300	$17.69	13,300	747,517

(1)	The reported periods conform to the Company’s fiscal calendar composed of twelve months ending on the last (or next to last during 53 week fiscal years) Saturday of each calendar month. The second quarter of fiscal 2012 contained 13 weeks.
(2)	Shares were purchased under a stock repurchase program authorized by the Board of Directors and announced on March 9, 2010. Under the program, up to one million shares of Class A Common Stock or Class B Common Stock may be repurchased. The program has no expiration date but may be terminated by the Board of Directors at any time.
(3)	Shares shown in this column reflect shares remaining under the one million share repurchase program referenced in Note (2) above.

Item 6. EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3*	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated April 23, 2012.

3.4	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.3	Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.4	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the three- and six-months ended March 24, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Income; (iii) Condensed Consolidated Statements of Changes in Stockholders’ Equity; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Interim Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 3, 2012	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: May 3, 2012	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer