Form 10-Q
period 2012-06-23
INGLES MARKETS INC
filed 2012-08-01
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 23, 2012

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

As of July 30, 2012, the Registrant had 12,938,635 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,321,141 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 23, 2012	September 24, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$6,307,481	$12,421,250
Receivables – net	56,819,154	56,841,059
Inventories	316,339,945	303,166,488
Other current assets	20,823,526	16,935,660

Total Current Assets	400,290,106	389,364,457
Property and Equipment – Net	1,193,000,075	1,133,204,187
Restricted Investments	0	75,730,905
Other Assets	19,358,878	20,050,259

Total Assets	$1,612,649,059	$1,618,349,808

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$33,523,106	$34,375,989
Accounts payable – trade	165,790,605	166,797,912
Accrued expenses and current portion of other long-term liabilities	74,754,256	89,322,063

Total Current Liabilities	274,067,967	290,495,964
Deferred Income Taxes	69,865,000	67,939,000
Long-Term Debt	812,547,262	820,743,747
Other Long-Term Liabilities	8,198,762	7,225,503

Total Liabilities	1,164,678,991	1,186,404,214

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	0	0
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 12,938,635 shares issued and outstanding June 23, 2012; 12,939,533 shares issued and outstanding at September 24, 2011	646,932	646,977
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 11,321,141 shares issued and outstanding June 23, 2012; 11,489,726 shares issued and outstanding at September 24, 2011	566,057	574,486
Paid-in capital in excess of par value	114,236,248	116,844,842
Retained earnings	332,520,831	313,879,289

Total Stockholders’ Equity	447,970,068	431,945,594

Total Liabilities and Stockholders’ Equity	$1,612,649,059	$1,618,349,808

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 23, 2012	June 25, 2011
Net sales	$917,755,732	$910,978,159
Cost of goods sold	711,803,418	709,638,537

Gross profit	205,952,314	201,339,622
Operating and administrative expenses	172,254,539	169,762,486
Rental income, net	515,114	575,418
Gain from sale or disposal of assets	514,421	2,655,912

Income from operations	34,727,310	34,808,466
Other income, net	890,738	945,421
Interest expense	14,896,442	15,344,197

Income before income taxes	20,721,606	20,409,690
Income tax expense	7,663,000	7,685,000

Net income	$13,058,606	$12,724,690

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.56	$0.54

Diluted earnings per common share	$0.54	$0.52

Class B Common Stock
Basic earnings per common share	$0.51	$0.49

Diluted earnings per common share	$0.51	$0.49

Cash dividends per common share:
Class A Common Stock	$0.165	$0.165

Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 23, 2012	June 25, 2011
Net sales	$2,717,660,689	$2,654,102,227
Cost of goods sold	2,117,544,746	2,064,645,838

Gross profit	600,115,943	589,456,389
Operating and administrative expenses	513,176,510	505,586,653
Rental income, net	1,311,188	1,443,413
Gain (loss) from sale or disposal of assets	680,293	2,676,674

Income from operations	88,930,914	87,989,823
Other income, net	2,696,127	3,146,470
Interest expense	44,850,144	46,912,397

Income before income taxes	46,776,897	44,223,896
Income tax expense	16,609,000	16,125,000

Net income	$30,167,897	$28,098,896

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.29	$1.20

Diluted earnings per common share	$1.24	$1.15

Class B Common Stock
Basic earnings per common share	$1.18	$1.09

Diluted earnings per common share	$1.18	$1.09

Cash dividends per common share:
Class A Common Stock	$0.495	$0.495

Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 23, 2012 AND JUNE 25, 2011

	Class A Common Stock		Class B Common Stock		Paid-in Capital in Excess of Par Value	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	0	0	0	0	0	28,098,896	28,098,896
Cash dividends	0	0	0	0	0	(11,583,882)	(11,583,882)
Common stock conversions	50,100	2,505	(50,100)	(2,505)	0	0	0
Stock repurchases, at cost	0	0	(29,000)	(1,450)	(542,010)	0	(543,460)

Balance, June 25, 2011	12,939,533	$646,977	11,503,726	$575,186	$117,050,922	$306,779,258	$425,052,343

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	0	0	0	0	0	30,167,897	30,167,897
Cash dividends	0	0	0	0	0	(11,526,355)	(11,526,355)
Common stock conversions	14,575	729	(14,575)	(729)	0	0	0
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,594)	0	(2,617,068)

Balance, June 23, 2012	12,938,635	$646,932	11,321,141	$566,057	$114,236,248	$332,520,831	$447,970,068

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 23, 2012	June 25, 2011
Cash Flows from Operating Activities:
Net income	$30,167,897	$28,098,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	66,875,056	63,811,769
Gain on disposals of property and equipment	(680,293)	(2,676,674)
Receipt of advance payments on purchases contracts	2,976,551	2,714,583
Recognition of advance payments on purchases contracts	(2,388,095)	(2,090,196)
Deferred income taxes	550,000	(5,945,000)
Changes in operating assets and liabilities:
Receivables	21,904	(4,132,727)
Inventory	(13,173,458)	(18,952,000)
Other assets	(5,190,710)	65,706
Accounts payable and accrued expenses	5,739,212	13,285,851

Net Cash Provided by Operating Activities	84,898,063	74,180,208

Cash Flows from Investing Activities:
Proceeds from maturities of certificates of deposit	0	6,000,000
Purchases of restricted investments	0	(95,736,465)
Proceeds from sales of restricted investments	75,730,905	0
Proceeds from sales of property and equipment	1,337,030	111,560
Capital expenditures	(144,886,976)	(63,023,224)

Net Cash Used by Investing Activities	(67,819,041)	(152,648,129)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	610,609,424	172,829,090
Payments on short-term borrowings	(590,609,424)	(172,829,090)
Proceeds from long-term borrowings	3,250,000	99,740,000
Principal payments on long-term borrowings	(32,299,368)	(60,139,539)
Common stock repurchases	(2,617,068)	(543,460)
Dividends paid	(11,526,355)	(11,583,882)

Net Cash Provided (Used) by Financing Activities	(23,192,791)	27,473,119

Net Decrease in Cash and Cash Equivalents	(6,113,769)	(50,994,802)
Cash and cash equivalents at beginning of year	12,421,250	57,854,587

Cash and Cash Equivalents at End of Period	$6,307,481	$6,859,785

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 23, 2012 and June 25, 2011

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”) as of June 23, 2012, the results of operations for the three-month and nine-month periods ended June 23, 2012 and June 25, 2011, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 23, 2012 and June 25, 2011. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2011 filed by the Company under the Securities Exchange Act of 1934 on December 2, 2011.

The results of operations for the three-month and nine-month periods ended June 23, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $722,000 and $524,000 at June 23, 2012 and September 24, 2011, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 23, 2012, the Company had approximately $53,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of June 23, 2012, the Company had gross unrecognized tax benefits of approximately $140,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2008. As of June 23, 2012 certain of the Company’s tax returns for fiscal 2006-2009 are under examination by certain state tax authorities.

At June 23, 2012, the Company had approximately $5.1 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 23, 2012	September 24, 2011
Property, payroll and other taxes payable	$13,621,417	$15,775,321
Salaries, wages and bonuses payable	23,588,060	24,130,758
Self-insurance liabilities	26,394,669	24,830,900
Interest payable	6,931,043	20,375,692
Other	4,219,067	4,209,392

	$74,754,256	$89,322,063

Self-insurance liabilities are established for workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.9 million and $8.0 million for each of the three-month periods ended June 23, 2012 and June 25, 2011, respectively. For the nine-month periods ended June 23, 2012 and June 25, 2011, employee insurance expense, net of employee contributions, totaled $22.6 million and $24.9 million, respectively.

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

The Company may redeem all or a portion of the Notes at any time on or after May 15, 2014 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning May 15 of the years indicated below:

Year
2014	104.438%
2015	102.219%
2016 and thereafter	100.000%

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit arrangement. At June 23, 2012, the Company had $175.0 million of total commitments available under the line of credit, with $20 million of borrowings outstanding. Outstanding borrowings on the line of credit are included in the caption “Long-Term Debt” in the Condensed Consolidated Balance Sheets.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.9 million of unused letters of credit were issued at June 23, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

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

Bond proceeds were invested in a trust account with the Bond trustee. The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs. The account with the Bond trustee is listed in the line item “Restricted investments” on the Condensed Consolidated Balance Sheets and consists of money market deposits and United States Treasury securities. As of June 23, 2012 all funds had been disbursed from the trust account.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at June 23, 2012.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s lines of credit and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 17, 2012, January 19, 2012 and October 20, 2011 to stockholders of record on April 5, 2012, January 6, 2012 and October 6, 2011, respectively.

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

	Three Months Ended June 23, 2012		Nine Months Ended June 23, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,273,195	$5,785,411	$16,759,202	$13,408,695
Conversion of Class B to Class A shares	5,785,411	0	13,408,695	0

Net income allocated, diluted	$13,058,606	$5,785,411	$30,167,897	$13,408,695

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,938,635	11,321,141	12,934,803	11,381,651
Conversion of Class B to Class A shares	11,321,141	0	11,381,651	0

Weighted average shares outstanding, diluted	24,259,776	11,321,141	24,316,454	11,381,651

Earnings per share
Basic	$0.56	$0.51	$1.29	$1.18

Diluted	$0.54	$0.51	$1.24	$1.18

The per share amounts for the third quarter of fiscal 2011 and the nine months ended June 25, 2011 are based on the following amounts:

	Three Months Ended June 25, 2011		Nine Months Ended June 25, 2011
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,015,699	$5,708,991	$15,480,872	$12,618,024
Conversion of Class B to Class A shares	5,708,991	0	12,618,024	0

Net income allocated, diluted	$12,724,690	$5,708,991	$28,098,896	$12,618,024

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,901,080	11,542,179	12,894,032	11,556,875
Conversion of Class B to Class A shares	11,542,179	0	11,556,875	0

Weighted average shares outstanding, diluted	24,443,259	11,542,179	24,450,907	11,556,875

Earnings per share
Basic	$0.54	$0.49	$1.20	$1.09

Diluted	$0.52	$0.49	$1.15	$1.09

I. SEGMENT INFORMATION

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Revenues from unaffiliated customers:
Grocery sales	$886,015	$876,724	$2,619,544	$2,558,155
Shopping center rentals	2,329	2,330	6,758	6,901
Fluid dairy	31,740	34,255	98,116	95,948

Total revenues from unaffiliated customers	$920,084	$913,309	$2,724,418	$2,661,004

Income from operations:
Grocery sales	$31,496	$31,371	$79,405	$77,760
Shopping center rentals	515	575	1,311	1,443
Fluid dairy	2,716	2,862	8,215	8,787

Total income from operations	$34,727	$34,808	$88,931	$87,990

	June 23, 2012	September 24, 2011
Assets:
Grocery sales	$1,464,639	$1,471,086
Shopping center rentals	113,454	113,454
Fluid dairy	36,584	36,244
Elimination of intercompany receivable	(2,028)	(2,434)

Total assets	$1,612,649	$1,618,350

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Grocery	$349,249	$342,703	$1,067,884	$1,047,414
Non-foods	177,672	175,412	520,324	517,574
Perishables	218,322	212,057	630,770	615,630
Gasoline	140,772	146,552	400,566	377,537

Total grocery segment	$886,015	$876,724	$2,619,544	$2,558,155

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

For the three-month periods ended June 23, 2012 and June 25, 2011, respectively, the fluid dairy segment had $13.5 million and $14.8 million in sales to the grocery sales segment. The fluid dairy segment had $43.0 million and $43.8 million in sales to the grocery sales segment for the nine-month periods ended June 23, 2012 and June 25, 2011, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs. Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs –	Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs –	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs –	Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The carrying amount and fair value of the Company’s debt at June 23, 2012 is as follows (in thousands):

	Carrying Amount	Fair Value	Fair Value Measurements
Senior Notes, net of unamortized original issue discount	$562,930	$619,563	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	163,400	165,142	Level 2
Line of credit payable	20,000	20,000

Total debt	$846,070	$904,445

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. RELATED PARTY TRANSACTIONS

In May 2012, the Company approved the purchase of certain real property and an aircraft used by the Company from the estate of Robert P. Ingle, former CEO and Director of the Company. The aggregate purchase price for the assets will be $2.5 million, equal to the fair market value of the assets as determined by independent appraisal. The transactions were approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines. The transactions are expected to close before September 29, 2012.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 23, 2012, the Company operated 80 in-store pharmacies and 71 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 23, 2012, the Company’s self insurance reserves totaled $26.4 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Restricted Investments

Restricted investments consist of money market deposits and United States Treasury securities purchased with proceeds of the Recovery Zone Bonds issued in December 2010. These investments were held in a trust account and were liquidated as the Company incurred approved costs to build the Project. As of June 23, 2012 all funds had been disbursed from the trust account.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three- or nine-month periods ended June 23, 2012.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $29.0 million and $25.7 million for the fiscal quarters ended June 23, 2012 and June 25, 2011, respectively. For the nine-month periods ended June 23, 2012 and June 25, 2011, vendor allowances applied as a reduction of merchandise costs totaled $86.0 million and $80.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.1 million for the fiscal quarter ended June 23, 2012 and $3.5 million for the fiscal quarter ended June 25, 2011. For the nine-month periods ended June 23, 2012 and June 25, 2011, vendor advertising allowances recorded as a reduction of advertising expense totaled $9.7 million and $10.1 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 23, 2012 and June 25, 2011. Beginning with the fiscal quarter ended March 26, 2011 the Company changed its methodology for calculating comparable store sales to be more in line with peer grocery companies. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters. Previously, comparable store sales were defined as sales by grocery stores in operation for the entire duration of the previous and current fiscal periods. Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 23, 2012 and June 25, 2011, comparable store sales include 203 and 201 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.4%	22.1%	22.1%	22.2%
Operating and administrative expenses	18.8%	18.7%	18.9%	19.1%
Rental income, net	0.1%	0.1%	0.1%	0.1%
Gain from sale or disposal of assets	0.0%	0.3%	0.0%	0.1%
Income from operations	3.8%	3.8%	3.3%	3.3%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.6%	1.7%	1.7%	1.8%
Income taxes	0.8%	0.8%	0.6%	0.6%
Net income	1.4%	1.4%	1.1%	1.1%

Three Months Ended June 23, 2012 Compared to the Three Months Ended June 25, 2011

Net income for the third quarter of fiscal 2012 totaled $13.1 million, compared with net income of $12.7 million earned for the third quarter of fiscal 2011. Increases in total sales, comparable store sales, and gross profits, and decreases in interest expense more than offset increases in operating expenses. Excluding a $2.8 million pre-tax gain on a property disposal during last year’s third quarter, pre-tax income increased 18.2% for the current fiscal quarter.

Net Sales. Net sales increased $6.8 million, or 0.7% to $917.8 million for the three months ended June 23, 2012 from $911.0 million for the three months ended June 25, 2011. Excluding gasoline, net sales increased 1.7%. Ingles operated 203 stores at June 23, 2012, and at June 25, 2011. Retail square footage was approximately 11.0 million at June 23, 2012 and at June 25, 2011.

Grocery segment comparable store sales grew $10.0 million, or 1.1% in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Excluding gasoline, comparable store sales increased 2.1%, customer transactions increased 1.4% and the average transaction size increased 0.7%. Retail gasoline sales prices and the number of gallons sold decreased during the third quarter of fiscal 2012 compared with the third quarter of fiscal 2011.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 23, 2012	June 25, 2011
Grocery	$349,249	$342,703
Non-foods	177,672	175,412
Perishables	218,322	212,057
Gasoline	140,772	146,552

Total grocery segment	$886,015	$876,724

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 23, 2012 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 25, 2011	$876,724
Comparable store sales increase (including gasoline)	9,291
Impact of stores opened in fiscal 2011 and 2012	0
Other	0

Total grocery sales for the three months ended June 23, 2012	$886,015

Net sales to outside parties for the Company’s milk processing subsidiary decreased $2.5 million, or 7.3%, in the June 2012 quarter compared to the June 2011 quarter. The sales decrease is attributable to a 15.2% decrease in raw milk costs, which are generally passed on to customers in the pricing of milk products. The volume of gallons sold decreased 1% across the comparative fiscal quarters.

Gross Profit. Gross profit for the three-month period ended June 23, 2012 increased $4.6 million, or 2.3%, to $205.9 million, or 22.4% of sales, compared to $201.3 million, or 22.1% of sales, for the three-month period ended June 25, 2011.

Grocery segment gross profit as a percentage of total sales was influenced by gasoline margins (which are typically much lower than margins earned on other grocery segment products), competitive factors and the effect of price inflation on certain of the Company’s products. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was relatively constant at 26.1% for the three months ended June 23, 2012 compared with 26.0% for the three months ended June 25, 2011. Gasoline gross profits were lower comparing the June 2012 quarter with the June 2011 quarter.

Gross profit for the Company’s milk processing subsidiary for the June 2012 quarter decreased $0.3 million, or 6.2%, to $4.9 million, or 10.8% of sales, compared to $5.2 million, or 10.6% of sales for the June 2011 quarter. Raw milk prices were lower during the June 2012 quarter, which increased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the lower sales price.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network. Distribution network costs for the grocery segment totaled $13.8 million and $12.8 million for the quarters ended June 2012 and June 2011, respectively. During June 2012 the Company began operations in its newly constructed 836,000 square foot warehouse and distribution facility located adjacent to its existing 919,000 square foot facility. When fully operational, the new facility will distribute frozen, health/ beauty/cosmetic and general merchandise products previously distributed by third parties. The new facility also produces ice, processes cheese and provides expanded perishable distribution in a modern, energy efficient building.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.5 million, or 1.5%, to $172.3 million for the three months ended June 23, 2012, from $169.8 million for the three months ended June 25, 2011. As a percentage of sales, operating and administrative expenses were 18.8% for the three months ended June 23, 2012 compared to 18.7% for the three months ended June 25, 2011. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.0% of sales for the third fiscal quarter of 2012 compared with 22.1% of sales for the third fiscal quarter of 2011.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (Decrease) in millions	Increase (Decrease) as a % of sales
Salaries and wages	$2.2	0.24%
Repairs and maintenance	$0.6	0.07%
Bank charges	$(0.6)	(0.06)%
Store supplies	$0.4	0.04%
Insurance expenses	$(0.4)	(0.04)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Repairs and maintenance increased as a result of additional outsourced services.

Bank charges decreased as a result of recent regulation limiting certain debit and credit card fees, and the renegotiation of certain agreements with transaction processors.

Store supplies increased in conjunction with the Company’s program to improve the appearance, layout and convenience in a number of stores.

Insurance expense decreased due to lower claims under the Company’s self insurance programs.

Rental Income, Net. Rental income, net totaled $0.5 million for the June 2012 quarter compared with $0.6 million for the June 2011 quarter. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $0.5 million for the June 2012 quarter compared with $2.7 million for the June 2011 quarter. During the June 2011 quarter, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions in the third quarter of either fiscal 2012 or 2011.

Other Income, Net. Other income, net totaled $0.9 million for both the three-month periods ended June 23, 2012 and June 25, 2011. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.4 million for the three-month period ended June 23, 2012 to $14.9 million from $15.3 million for the three-month period ended June 25, 2011. Total debt at June 2012 was $846.1 million compared to $857.1 million at June 2011. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 was capitalized as part of the project cost up until June 2012 when the facility began operation.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 37.0% in the June 2012 quarter compared to 37.7% in the June 2011 quarter. The decrease is primarily attributable to higher tax credits offset by higher state taxes.

Net Income. Net income totaled $13.1 million, 1.4% of sales, for the three-month period ended June 23, 2012. Basic and diluted earnings per share for Class A Common Stock were $0.56 and $0.54, respectively, for the June 2012 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.51 for the June 2012 quarter. Net income totaled $12.7 million, 1.4% of sales, for the three-month period ended June 25, 2011. Basic and diluted earnings per share for Class A Common Stock were $0.54 and $0.52, respectively, for the June 2011 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.49 for the June 2011 quarter.

Nine Months Ended June 23, 2012 Compared to the Nine Months Ended June 25, 2011

Net income for the first nine months of fiscal 2012 totaled $30.2 million, compared with net income of $28.1 million earned for the first nine months of fiscal 2011. Increases in total sales, comparable store sales and gross profit and decreases in interest expense more than offset increases in operating expenses. Nine-month 2011 results also included the recognition of a $2.8 million pretax gain on the disposal of a land parcel.

Net Sales. Net sales for the nine months ended June 23, 2012 increased 2.4% to $2.72 billion, compared to $2.65 billion for the nine months ended June 25, 2011. Excluding gasoline, net sales increased 1.8%. The average per gallon retail price of gasoline was approximately 4.7% higher comparing the nine months of fiscal 2012 with the previous year.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew $39.4 million, or 1.8%. The number of customer transactions (excluding gasoline) increased 1.4%, while the average transaction size (excluding gasoline) increased by approximately 0.4%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 23, 2012	June 25, 2011
Grocery	$1,067,884	$1,047,414
Non-foods	520,324	517,574
Perishables	630,770	615,630
Gasoline	400,566	377,537

Total grocery segment	$2,619,544	$2,558,155

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 23, 2012 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 25, 2011	$2,558,155
Comparable store sales increase (including gasoline)	61,389
Impact of stores opened in fiscal 2011 and 2012	0
Other	0

Total grocery sales for the nine months ended June 23, 2012	$2,619,544

Net sales to outside parties for the Company’s milk processing subsidiary increased $1.3 million, or 1.0%, in the June 2012 nine-month period compared to the June 2011 nine-month period. The total volume of gallons sold during the comparative nine-month periods has been somewhat stable, while raw milk costs were comparatively higher during the first half of fiscal year 2012 before decreasing in the most recent quarter.

The Company expects sales growth for the remainder of fiscal 2012 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2012 will be influenced to some extent by market fluctuations in the per gallon price of gasoline and milk, changes in commodity prices and general economic conditions. The Company also expects that the maturation of new and expanded stores will contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 23, 2012 increased $10.7 million, or 1.8%, to $600.1 million compared to $589.5 million, for the nine months ended June 25, 2011. As a percentage of sales, gross profit totaled 22.1% for the nine months ended June 23, 2012 and 22.2% for the nine months ended June 25, 2011.

Gasoline demand and gross profit has been lower throughout fiscal year 2012 compared with fiscal year 2011. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.8% for the June 2012 nine-month period compared with 25.7% for the comparable fiscal 2011 period. The beneficial margin impact of modest inflation has been generally offset by competitive effects.

Gross profit for the Company’s milk processing subsidiary for the June 2012 nine-month period decreased $1.0 million, or 5.9%, to $15.3 million, or 10.9% of sales, compared to $16.3 million, or 11.7% of sales for the June 2011 nine-month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $7.6 million, or 1.5%, to $513.2 million for the nine months ended June 23, 2012, from $505.6 million for the nine months ended June 25, 2011. As a percentage of sales, operating and administrative expenses were 18.9% for the June 2012 nine-month period compared with 19.1% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.0% of sales for the nine-month fiscal 2012 period compared to 22.1% for the same period of fiscal 2011.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (Decrease) in millions	Increase (Decrease) as a % of sales
Salaries and wages	$5.0	0.18%
Repairs and maintenance	$2.8	0.10%
Insurance expenses	$(2.1)	(0.08)%
Depreciation and amortization	$1.4	0.05%
Store supplies	$1.3	0.05%

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

Store supplies increased in conjunction with the Company’s program to improve the appearance, layout and convenience in a number of stores.

Rental Income, Net. Rental income, net decreased $0.1 million to $1.3 million in the June 2012 nine-month period from $1.4 million in the June 2011 comparable period. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net totaled $2.7 million and $3.1 million for the nine-month periods ended June 23, 2012 and June 25, 2011, respectively. Other income consists primarily of sales of waste paper and packaging.

Gain (Loss) from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $0.7 million for the June 2012 nine-month period compared with $2.7 million for the June 2011 nine-month period. During the June 2011 period, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions during the nine months ended June 23, 2012 or the nine months ended June 25, 2011.

Interest Expense. Interest expense decreased $2.1 million to $44.8 million for the nine months ended June 23, 2012 from $46.9 million for the nine months ended June 25, 2011. During the nine months ended June 23, 2012, principal debt reductions totaled $32.3 million, partially offset by $20 million of line of credit borrowings during the third quarter of fiscal year 2012. The rate on line of credit borrowings is lower than the rates on repaid debt. Beginning with the opening of the new distribution facility in June 2012, interest on the Recovery Zone bonds was no longer capitalized as a cost of constructing the new distribution facility.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.5% in the June 2012 nine-month period compared to 36.5% in the June 2011 nine-month period due to higher tax credits.

Net Income. Net income totaled $30.2 million, 1.1% of sales, for the nine-month period ended June 23, 2012. Basic and diluted earnings per share for Class A Common Stock were $1.30 and $1.24, respectively, for the June 2012 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.18 for the June 2012 nine-month period. Net income totaled $28.1 million, 1.1% of sales, for the nine-month period ended June 25, 2011. Basic and diluted earnings per share for Class A Common Stock were $1.20 and $1.15, respectively, for the June 2011 nine-month period. Basic and diluted earnings per share for Class B Common Stock were each $1.09 for the June 2011 nine-month period.

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

During June, 2012 the Company began operations in its newly constructed 836,000 square foot warehouse and distribution facility located adjacent to its existing 919,000 square foot facility. When fully operational, the new facility will distribute frozen, health/ beauty/cosmetic and general merchandise products previously distributed by third parties. The new facility also produces ice, processes cheese and provides expanded perishable distribution in a modern, energy efficient building.

Capital expenditures totaled $144.9 million for the nine-month period ended June 23, 2012. Approximately one half of this total was spent on construction and equipment related to the new distribution facility. Another significant component of the Company’s capital expenditures has been its program of interior improvements to a larger number of stores which do not result in increased square footage or new buildings. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in fiscal 2013. Ingles’ capital expenditure plans for all of fiscal 2012 include investments of approximately $170 million.

The Company expects that its net annual capital expenditures will be in the range of approximately $110 to $180 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be influenced by the Company’s financial performance, overall economic conditions and the availability of financing. The number of projects may also fluctuate due to the varying costs of the types of projects pursued. The Company makes decisions on the allocation of capital expenditure dollars based on many factors, including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at June 23, 2012 totaled $17.9 million.

Liquidity

The Company generated net cash from operations of $84.9 million in the June 2012 nine-month period compared to $74.2 million for the comparable 2011 period. Most of the increase is attributable to less funds required for working capital components, and from increased profits and non-cash depreciation.

Cash used by investing activities for the nine-month period ended June 23, 2012 totaled $67.8 million. Approximately $144.9 million of capital expenditures were funded in part from the trust account holding $75.7 million of Recovery Zone bond proceeds.

Cash used by financing activities during the nine-month period ended June 23, 2012 totaled $23.2 million. The primary uses were $32.3 million of principal payments on long-term debt and $11.5 million of dividends. The Company also used cash of $2.6 million to repurchase 169,483 shares of Class A and Class B Common Stock. The shares were repurchased by the Company under a program announced in March 2010 that would allow the Company to repurchase up to one million shares of either Class A or Class B Common Stock. As of June 23, 2012 a total of 252,483 Class A or Class B shares have been purchased under the plan.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There were $20.0 million of borrowings outstanding under the line of credit at June 23, 2012.

The line provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.9 million of unused letters of credit were issued at June 23, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 23, 2012, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $614 million of additional borrowings (including borrowings under the line of credit) as of June 23, 2012.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the line of credit and long-term financing. As of June 23, 2012, the Company had unencumbered real property and equipment with a net book value of approximately $824.2 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the existing line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. Long-term debt and the line of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends generally and in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended		Twelve Months Ended
	June 23, 2012	June 25, 2011	June 23, 2012	June 25, 2011
All items	(0.1)%	1.3%	1.7%	3.6%
Food and beverages	1.3%	3.3%	2.7%	3.7%
Energy	(2.5)%	(1.1)%	(3.9)%	20.1%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 23, 2012, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2011. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 23, 2012.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2012, including testing of significant software implementations and internal controls for the new distribution center that opened during the fiscal quarter ended June 23, 2012.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6.	EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated April 23, 2012 (included as Exhibit 3.3 to Ingles Markets, Incorporated Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.3	Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.4	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 23, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 1, 2012	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: August 1, 2012	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer