Form 10-K
period 2012-09-29
INGLES MARKETS INC
filed 2012-12-26
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29, 2012

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

As of March 23, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 23, 2012, was approximately $234.6 million. As of December 20, 2012, the registrant had 12,957,150 shares of Class A Common Stock outstanding and 11,302,626 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 29, 2012

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects and plans and objectives of management, are forward-looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation expectations;

•	the Company’s ability to successfully implement our expansion and operating strategies;

•	pricing pressures and other competitive factors;

•	sudden or significant changes in the availability of gasoline and retail gasoline prices;

•	the maturation of new and expanded stores;

•	general concerns about food safety;

•	the Company’s ability to reduce costs and achieve improvements in operating results, including the effect of the new distribution facility opened during fiscal 2012;

•	the availability and terms of financing;

•	increases in costs, including food, utilities and other goods and services significant to the Company’s operations;

•	success or failure in the ownership and development of real estate;

•	changes in the laws and government regulations applicable to the Company;

•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target market and modernize the appearance and layout of its existing stores. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items to provide a “one-stop” shopping experience.

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina. During fiscal year 2012, the Company completed construction of an additional 839,000 square foot warehouse and distribution facility adjacent to its current facility. Following the expansion, the warehouse supplies the stores with approximately 56% of the goods the Company sells. The remaining 44% is purchased from third parties and is generally delivered directly to the stores. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality meat, produce and other perishable items.

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

Real estate ownership is an important component of the Company’s operations. The Company owns and operates 69 shopping centers, of which 57 contain an Ingles supermarket, and owns 95 additional properties that contain a free-standing Ingles store. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 12 undeveloped sites suitable for a free-standing store. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II. As of September 29, 2012, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 87% of the combined voting power and 46% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in

September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates three lines of business: retail grocery sales, shopping center rentals and a fluid dairy processing plant. Information about the Company’s operations by lines of business (in millions) is as follows (for information regarding the Company’s industry segments, see Note 11, “Lines of Business” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September (dollars in millions)
	2012		2011		2010
Revenues from unaffiliated customers:
Grocery sales	$3,577.5	96.2%	$3,428.7	96.0%	$3,274.0	96.3%
Shopping center rentals	8.9	0.2%	9.1	0.3%	9.2	0.3%
Fluid dairy	131.9	3.6%	131.2	3.7%	116.0	3.4%

	$3,718.3	100.0%	$3,569.0	100.0%	$3,399.2	100.0%

Income from operations:
Grocery sales	$111.5	90.0%	$105.6	89.1%	$96.3	88.0%
Shopping center rentals	1.4	1.2%	1.9	1.6%	1.8	1.6%
Fluid dairy	10.9	8.8%	11.0	9.3%	11.4	10.4%

	123.8	100.0%	118.5	100.0%	109.5	100.0%

Other income, net	3.5		4.2		4.2
Interest expense	60.0		62.0		64.9

Income before income taxes	$67.3		$60.7		$48.8

Sales by product category for fiscal years 2012, 2011 and 2010, respectively, are as follows:

	Fiscal Year Ended September (dollars in millions)
	2012	2011	2010
Grocery	$1,447.5	$1,397.9	$1,366.5
Non-foods	710.0	690.2	684.5
Perishables	866.2	825.1	787.1
Gasoline	553.8	515.5	435.9

Total grocery segment	$3,577.5	$3,428.7	$3,274.0

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 29, 2012, the Company operated 194 supermarkets under the name “Ingles,” and 9 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets at Fiscal Year Ended September			Percentage of Total Net Sales for Fiscal Year Ended September
	2012	2011	2010	2012	2011	2010
North Carolina	69	69	69	38%	38%	39%
South Carolina	36	36	36	19%	19%	19%
Georgia	74	74	73	34%	34%	33%
Tennessee	21	21	21	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—

	203	203	202	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of organic, beverage and health-related items. At September 29, 2012, the Company operated 81 pharmacies and 72 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2012	2011	2010	2009	2008
Weighted Average Sales Per Store (000’s) (1)	$17,623	$16,698	$16,241	$15,744	$15,806
Total Square Feet at End of Year (000’s)	11,015	11,013	10,812	10,686	10,196
Average Total Square Feet per Store	54,262	54,252	53,524	53,432	51,756
Average Square Feet of Selling Space per Store (2)	37,984	37,977	37,467	37,403	36,229
Weighted Average Sales per Square Foot of Selling Space (1) (2)	464	437	434	425	448

(1)	Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.
(2)	Selling space is estimated to be 70% of total interior store square footage.

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

The Company operates fuel stations at 72 of its store locations. The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips. Most new and expanded stores are designed to include a fuel station on the store property. The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.

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

Purchasing and Distribution

The Company currently supplies approximately 56% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities. In fiscal 2012, the Company completed construction of an approximately 839,000 square foot warehouse and distribution facility adjacent to its existing facility. This addition included new energy-efficient space for meat and produce products, and allows the Company to self-distribute frozen foods, general merchandise, health, beauty and cosmetic items. The new facility includes the production of bagged ice cubes and a slicing/packaging area for cheese and other products. The Company has 1,649,000 square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Prior to the completion of the new warehouse and distribution facility in fiscal 2012, a significant portion of the Company’s other inventory requirements, primarily frozen food and slower moving items that the Company prefers not to stock were purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $201 million in fiscal 2012, $274 million in fiscal 2011 and $269 million in fiscal 2010. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $39 million in fiscal 2012, $42 million in fiscal 2011 and $38 million in fiscal 2010. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 29, 2012, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 44% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 127 tractors and 549 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

	2012	2011	2010	2009	2008
Number of Stores:
Opened (1)	—	1	2	4	2
Closed (1)	—	—	—	1	2
Major remodels and replacements	—	3	2	6	10
Stores open at end of period	203	203	202	200	197
Size of Stores:
Less than 30,000 sq. ft.	15	15	15	13	14
30,000 up to 41,999 sq. ft.	40	40	40	41	42
42,000 up to 51,999 sq. ft.	26	26	27	27	28
At least 52,000 sq. ft.	122	122	120	119	113
Average store size (sq. ft.)	54,262	54,252	53,524	53,432	51,756

(1)	Excludes new stores opened to replace existing stores.

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

Employees and Labor Relations

At September 29, 2012, the Company had approximately 20,800 non-union employees, of which 90% were supermarket personnel. Approximately 61% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” —December 9, 2015; “Laura Lynn” —March 13, 2014; and “The Ingles Advantage” —August 30, 2015. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor. The Company currently has five pending applications for additional trademarks or service marks.

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

The level of sales and profit margins in the Company’s existing stores may not be duplicated in the Company’s new stores, depending on factors such as prevailing competition, development cost, and the Company’s market position in the surrounding community. The operational benefits of the new distribution facility may not meet the Company’s expectations. These factors could have an adverse effect on the Company’s business, financial condition and/or results of operations.

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

At September 29, 2012, the Company had total consolidated indebtedness for borrowed money of $835.2 million and has $126.7 million available under a $175.0 million of committed line of credit. A portion of the Company’s cash flow is used to service such indebtedness. The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness. Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness. The Company’s significant indebtedness could have important consequences, including the following:

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 87% of the combined voting power of all classes of the Company’s capital stock as of September 29, 2012. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Currently, two of the Company’s eight directors are members of the Ingle family.

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Health and Safety Administration. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for employees and on the cost of processing debit and credit card transactions. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

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

The Company operates fuel stations at 72 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Owned Properties

The Company owns and operates 69 shopping centers, 57 of which contain an Ingles supermarket, and owns 95 additional properties that contain a free-standing Ingles store. The Company also owns 12 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 5.9 million square feet of leasable space, of which 3.0 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	18
50,000 – 100,000 square feet	25
More than 100,000 square feet	26

Total	69

The Company owns an 1,649,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 73 acres of land on which it is situated. The facility includes the Company’s headquarters and its warehouse and distribution facility. The property also includes truck servicing and fuel storage facilities. The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution facility that is used to store seasonal and overflow items.

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 140,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities.

Certain long-term debt of the Company is secured by the owned properties. See Note 7, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 51 locations leased from various unaffiliated third parties. The Company also leases two supermarket facilities in which it is not currently operating, one of which is subleased to third parties and one of which is held for lease by the Company. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $2.90 to $8.18 per square foot. During fiscal 2012, 2011 and 2010, the Company paid a total of $13.6 million, $14.2 million and $14.9 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 29, 2012, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration (Including Renewal Terms)	Number of Leases Expiring
2013 – 2026	7
2027 – 2041	2
2042 or after	42

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3.	LEGAL PROCEEDINGS

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

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time. For additional information regarding the voting powers, preferences and relative rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

As of December 20, 2012, there were approximately 571 holders of record of the Company’s Class A Common Stock and 159 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2012 Fiscal Year	High	Low
First Quarter (ended December 24, 2011)	$15.80	$14.05
Second Quarter (ended March 24, 2012)	$18.11	$14.97
Third Quarter (ended June 23, 2012)	$18.28	$15.29
Fourth Quarter (ended September 29, 2012)	$16.74	$14.94

2011 Fiscal Year	High	Low
First Quarter (ended December 25, 2010)	$20.35	$16.46
Second Quarter (ended March 26, 2011)	$20.08	$18.06
Third Quarter (ended June 25, 2011)	$19.95	$15.78
Fourth Quarter (ended September 24, 2011)	$17.37	$14.06

On December 20, 2012, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $17.40 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past thirty fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2012 and fiscal 2011, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 25, 2012 to common stockholders of record on October 11, 2012. On December 7, 2012 the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors. The continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The payment of cash dividends is also subject to restrictions contained in certain financing arrangements. Such restrictions are summarized in Note 7, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

Equity Compensation Plan Information

The Company does not have any equity compensation plans.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Harris Teeter Supermarkets, Weis Markets, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., and Whole Foods Market, Inc.

The comparisons cover the five-years ended September 29, 2012 and assume that $100 was invested after the close of the market on September 29, 2007, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED

COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2008	2009	2010	2011	2012
Ingles Markets, Incorporated Class A Common Stock	$85.89	$59.58	$64.31	$56.95	$68.05
S&P 500 Comprehensive—Last Trading Day Index	$78.02	$72.63	$80.01	$80.93	$105.37
Expanded Peer Group	$77.94	$69.65	$77.51	$75.81	$85.50

*	Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 29, 2007.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

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

	Selected Income Statement Data for the Year Ended September (in thousands, except per share amounts)
	2012	2011	2010	2009	2008
Net Sales	$3,709,434	$3,559,921	$3,390,052	$3,250,933	$3,238,046
Net Income	43,444	39,060	30,842	27,934	52,123
Diluted Earnings per Common Share
Class A	$1.79	$1.60	$1.26	$1.14	$2.13
Class B	1.70	1.52	1.20	1.08	2.02
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$0.66
Class B	0.60	0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September (in thousands)
	2012	2011	2010	2009	2008
Current Assets	$426,204	$389,364	$422,969	$423,657	$336,574
Property and Equipment, net	1,197,138	1,133,204	1,089,391	1,072,937	1,030,023
Total Assets	1,642,109	1,618,350	1,532,358	1,520,046	1,376,815
Current Liabilities, including Current Portion of Long-Term Debt	306,152	290,496	318,974	234,861	258,051
Long-Term Liabilities, net of Current Portion (1)	794,423	827,969	732,090	823,660	686,393
Stockholders’ Equity	457,413	431,946	409,081	394,302	381,847

(1)	Excludes long-term deferred income tax liability.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 29, 2012, the Company operated 81 in-store pharmacies and 72 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators and analyses performed by actuaries engaged by the Company. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self insurance reserves totaled $26.7 million and $24.8 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 29, 2012 and September 24, 2011, respectively.

In fiscal 2011, the Company refined its methods for calculating self-insurance liabilities which resulted in a significant increase to the previously reported estimate. The Company believes the amounts accrued under the revised method are adequate; however, future accruals may fluctuate if historical trends are not predictive of the future.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $114.3 million, $109.9 million and $105.2 million for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.2 million, $13.1 million, and $13.0 million for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, consisted of 53, 52 and 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Gasoline sales from the addition of fuel stations to existing stores during the measurement period are included in comparable store sales. For the fiscal years ended September 29, 2012 and September 24, 2011 comparable store sales include 203 and 202 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 248,000 and 218,000 for the fiscal years ended September 29, 2012 and September 24, 2011, respectively.

In fiscal years with 53 weeks, such as fiscal 2012, management analyzes annual comparable store sales for the 53 weeks of fiscal 2012 with the corresponding 53 calendar weeks of the previous year.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, reference is made to Note 11 “Lines of Business” to the Consolidated Financial Statements.

	Fiscal Year Ended September
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Gross profit	22.1	22.2	22.5
Operating and administrative expenses	18.8	19.0	19.3
Rental income, net	—	—	—
Gain from sale or disposal of assets	—	0.1	—
Income from operations	3.3	3.3	3.2
Other income, net	0.1	0.1	0.1
Interest expense	1.6	1.7	1.9
Income before income taxes	1.8	1.7	1.4
Income taxes	0.6	0.6	0.5
Net income	1.2	1.1	0.9

Fiscal Year Ended September 29, 2012 Compared to the Fiscal Year Ended September 24, 2011

The Company achieved record sales for the 48th consecutive year for the fiscal year ended September 29, 2012. Total and comparable store sales increased, both with and without the inclusion of gasoline sales, and excluding the effect of the 53rd week in fiscal 2012. During the third quarter of fiscal 2012, the Company opened a 839,000 square foot addition to its distribution facilities, which the Company expects to provide cost savings and operating efficiencies for many future years. Customer behavior continued to be influenced by an uncertain economic environment and by energy prices that were higher than previous years.

Net income for the fiscal year ended September 29, 2012 was $43.4 million, compared with $39.1 million for the fiscal year ended September 24, 2011. As more fully detailed below, the most important positive factors contributing to this increase were sales and gross profit increases of $149.5 million and $27.5 million, respectively. These positive factors were partially offset by increases in operating expenses totaling $19.7 million.

Net Sales. Net sales for the fiscal year ended September 29, 2012 increased 4.2% to $3.71 billion, compared with $3.56 billion for the fiscal year ended September 24, 2011. Excluding gasoline and the effect of the 53rd week in fiscal 2012, net sales increased 1.7%.

In fiscal years with 53 weeks, such as fiscal 2012, management analyzes annual comparable store sales for the 53 weeks of fiscal 2012 with the corresponding 53 calendar weeks of the previous year. On this basis, grocery segment comparable store sales increased 2.4%, including gasoline and 1.9% excluding gasoline. The number of customer transactions (excluding gasoline) increased 1.5%, while the average transaction size (excluding gasoline) increased by approximately $0.07. Comparing fiscal 2012 with fiscal 2011, gasoline gallons sold were level, per gallon prices were higher and gasoline gross profit was lower.

Sales by product category for the fiscal years ended September 29, 2012 and September 24, 2011, respectively, were as follows:

	Fiscal Year Ended September (dollars in thousands)
	2012	2011
Grocery	$1,447,520	$1,397,944
Non-foods	709,959	690,199
Perishables	866,252	825,068
Gasoline	553,779	515,519

Total grocery segment	$3,577,510	$3,428,730

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 29, 2012 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 24, 2011	$3,428,730
Comparable store sales increase (53 week basis, including gasoline)	83,434
Impact of 53rd week in fiscal 2012	67,500
Other	(2,154)

Total grocery sales for the fiscal year ended September 29, 2012	$3,577,510

During fiscal 2012, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores. The resulting improved product selection and appearance, along with effective promotions and cost competitiveness drove fiscal 2012 increased sales. Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets. The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales. Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased $0.7 million, or 0.6%, in fiscal 2012 compared with fiscal 2011. The price of raw milk was volatile during fiscal 2012, but for the full year was relatively flat with fiscal 2011. Case volume sales were similarly unchanged over the two fiscal years. Nationwide, milk consumption decreased during the past year, and competitive pressures increased.

The Company expects sales growth to be higher in the 2013 fiscal year compared with fiscal 2012 sales growth. The Company anticipates adding retail square footage and continuing its program of interior improvements to a larger number of stores. Fiscal 2013 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices and general economic conditions.

Gross Profit. Gross profit for the year ended September 29, 2012 increased $27.5 million, or 3.5%, to $819.3 million compared with $791.9 million, for the year ended September 24, 2011. As a percentage of sales, gross profit totaled 22.1% for the year ended September 29, 2012 and 22.2% for the year ended September 24, 2011.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume, including the 53rd week in fiscal 2012. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.9% for fiscal 2012 compared with 25.8% for the comparable fiscal 2011 period. The beneficial impact of a favorable change in sales mix and modest inflation has been generally offset by competitive effects. The Company strives to keep prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the year ended September 29, 2012 decreased $0.8 million, or 3.5%, to $20.5 million, compared with $21.3 million for the year ended September 24, 2011. Gross profit as a percentage of sales was 10.8% for fiscal 2012 compared with 11.2 % for fiscal 2011. Competitive factors and volatility in raw milk prices during fiscal 2012 resulted in lower gross profit and margin compared with fiscal 2011.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $19.7 million, or 2.9%, to $697.6 million for the year ended September 29, 2012, from $677.9 million for the year ended September 24, 2011. As a percentage of sales, operating and administrative expenses were 18.8% for the fiscal year ended September 29, 2012 compared with 19.0% for the fiscal year ended September 24, 2011. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 21.9% for fiscal 2012 compared with 22.1% for fiscal 2011.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

	Increase (Decrease) (in millions)	Increase (Decrease) as a % of sales
Salaries and wages	$15.2	0.41%
Repairs and maintenance	$3.6	0.10%
Insurance expenses	$(2.8)	(0.08)%
Store supplies	$2.3	0.06%
Depreciation and amortization	$1.2	0.03%
Bank charges	$(1.1)	(0.03)%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, including costs related to the new distribution facility opened during the third quarter of fiscal 2012.

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

Bank charges decreased due to lower charges for processing debit and credit card transactions. New regulations placed limits on the amounts that could be charged to process certain card transactions. In addition, the Company realized savings from new agreements for certain card processing services.

Rental Income, Net. Rental income, net decreased $0.4 million to $1.5 million for fiscal 2012, from $1.9 million for fiscal 2011. Rental income decreased slightly and expenses to maintain tenant property increased slightly. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain (Loss) from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $0.7 million for fiscal 2012 compared with gains of $2.7 million for fiscal 2011. During fiscal 2011, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions during fiscal 2012 or 2011.

Other Income, Net. Other income, net totaled $3.5 million and $4.2 million for the fiscal years ended September 29, 2012 and September 24, 2011, respectively. Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $2.0 million for the year ended September 29, 2012 to $60.0 million from $62.0 million for the year ended September 24, 2011. Total debt was $835.2 million at the end of fiscal 2012 compared with $855.1 million at the end of fiscal 2011. Interest expense decreased due to the net reduction of total debt and the refinancing of existing debt at lower rates. Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 was capitalized as part of the construction cost of the Company’s new distribution and warehouse facility, until the facility opened during the third quarter of fiscal 2012.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.5% for the 2012 fiscal year compared with 35.7% for the 2011 fiscal year. The decrease in the effective tax rate is primarily due to additional federal tax credits available in fiscal 2012 as compared with 2011.

Net Income. Net income increased $4.3 million, or 11.1%, for the fiscal year ended September 29, 2012 to $43.4 million from $39.1 million for the fiscal year ended September 24, 2011. Basic and diluted earnings per share for Class A Common Stock were $1.87 and $1.79, respectively, for the fiscal year ended September 29, 2012 compared with $1.67 and $1.60, respectively, for the fiscal year ended September 24, 2011. Basic and diluted earnings per share for Class B Common Stock were each $1.70 for the fiscal year ended September 29, 2012 compared with $1.52 of basic and diluted earnings per share for the fiscal year ended September 24, 2011.

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

Net Sales. Net sales for the fiscal year ended September 24, 2011 increased 5.0% to $3.56 billion, compared with $3.39 billion for the fiscal year ended September 25, 2010. Excluding gasoline, net sales increased 3.0%.

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

Sales by product category for the fiscal years ended September 24, 2011 and September 25, 2010, respectively, were as follows:

	Fiscal Year Ended September (dollars in thousands)
	2011	2010
Grocery	$1,397,944	$1,366,595
Non-foods	690,199	684,508
Perishables	825,068	787,051
Gasoline	515,519	435,861

Total grocery segment	$3,428,730	$3,274,015

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

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 25.8% for fiscal 2011 compared with 25.5% for the comparable fiscal 2010 period. The Company has responded to the current competitive environment by keeping prices as low as possible in order to grow sales and market share. Comparative grocery segment gross margins were also affected by inflation on certain items, and changes in sales mix among product categories. None of these factors were predominant, resulting in modest gross margin growth.

Gross profit for the Company’s milk processing subsidiary for the year ended September 24, 2011 increased $0.6 million, or 2.8%, to $21.3 million, compared with $20.7 million for the year ended September 25, 2010. Gross profit as a percentage of sales was 11.2% for fiscal 2011 compared with 12.1% for fiscal 2010. Raw milk prices were higher during fiscal 2011 compared with fiscal 2010, which decreased gross profit as a percentage of sales, as relatively stable per-gallon milk profit margins were applied to the higher sales price.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $22.7 million, or 3.5%, to $677.9 million for the year ended September 24, 2011, from $655.2 million for the year ended September 25, 2010. As a percentage of sales, operating and administrative expenses were 19.0% for the fiscal year ended September 24, 2011, compared with 19.3% for the fiscal year ended September 25, 2010. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.1% for fiscal 2011 compared with 22.0% for fiscal 2010.

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

Utility and fuel expenses increased due to higher market energy costs experienced during fiscal 2011.

Rental Income, Net. Rental income, net increased $0.1 million to $1.9 million for fiscal 2011, from $1.8 million for fiscal 2010. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain (Loss) from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $2.7 million for fiscal 2011 compared with losses of $0.1 million for fiscal 2010. During fiscal 2011 period, the Company was granted $3.1 million in an eminent domain proceeding related to an owned land parcel and recognized a gain of approximately $2.8 million. There were no other significant sale or disposal transactions during fiscal years 2011 or 2010.

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

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.7% for the 2011 fiscal year compared with 36.8% for the 2010 fiscal year. The decrease in the effective tax rate is primarily due to additional federal tax credits available in fiscal 2011 as compared with 2010.

Net Income. Net income increased $8.3 million, or 26.6%, for the fiscal year ended September 24, 2011 to $39.1 million from $30.8 million for the fiscal year ended September 25, 2010. Basic and diluted earnings per share for Class A Common Stock were $1.67 and $1.60, respectively, for the fiscal year ended September 24, 2011 compared with $1.32 and $1.26, respectively, for the fiscal year ended September 25, 2010. Basic and diluted earnings per share for Class B Common Stock were each $1.52 for the fiscal year ended September 24, 2011 compared with $1.20 of basic and diluted earnings per share for the fiscal year ended September 25, 2010.

Liquidity and Capital Resources

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations. The Company also believes that the new warehouse and distribution facility completed during fiscal 2013 will lower its overall distribution costs and improve product availability in its stores.

Capital expenditures totaled $180.6 million and $97.5 million for fiscal 2012 and 2011, respectively. The largest capital expenditure in fiscal 2012 was for the completion of the new distribution facility, including expenditures for related vehicles and equipment. Other major capital expenditures include the following:

	2012	2011
New stores	—	1
Replacement/remodeled stores	—	3
Store sites/land parcels purchased	1	—
Stores closed	—	—
Fuel stations added	2	3	(including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2013 include investments of approximately $100 to $130 million. The majority of the Company’s fiscal 2013 capital expenditures will be dedicated to continued improvement of its store base and will include the completion of two or more new/remodeled stores. Fiscal 2013 capital expenditures will also include investments in stores expected to open in fiscal 2014 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $110 to $180 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include Borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $887 million, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 29, 2012 totaled $11.2 million.

Liquidity

The Company generated $133.8 million of cash from operations in fiscal 2012 compared with $97.2 million for fiscal 2011. Increased net income and deferred income taxes accounted for the increase.

Cash used by investing activities for fiscal 2012 totaled $103.6 million compared with $164.1 million for fiscal 2011. The Company’s most significant investing activity is capital expenditures. During fiscal year 2012, capital expenditures for the new distribution facility were funded with $75.7 million proceeds of Recovery Zone bonds issued in fiscal 2011. The Recovery Zone bond proceeds were invested in restricted investments until withdrawn to pay distribution facility costs.

During fiscal 2012, the Company’s net financing activities used $37.9 million. Total borrowings decreased by $37.6 million during fiscal 2012, as the Company repaid higher rate debt and replaced some of the repaid debt with line of credit borrowings at a lower interest rate. Other fiscal 2012 financing activities included dividends of $15.4 million and stock repurchases of $2.6 million.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. Subsequent to the private placement, the Company filed a registration statement with the Securities and Exchange Commission to exchange private placement notes with registered notes. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. On May 15, 2013 the Notes become callable at 104.438% of face value. The Company has begun to evaluate alternatives as this call date approaches, given current favorable market conditions compared with conditions when the bonds were issued in May 2009.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There were $40.1 million of borrowings outstanding under the line of credit at September 29, 2012. The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at September 29, 2012. The Company is not required to maintain compensating balances in connection with this line of credit.

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

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions. Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions will hold the Bonds until January 1, 2018, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 begins on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to January 1, 2018.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 29, 2012, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $672 million of additional borrowings (including borrowings under the line of credit) as of September 29, 2012.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 29, 2012.

Payment Due by Period

Contractual Obligations (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt and line of credit	$835,169	$49,929	$14,597	$629,336	$141,307
Scheduled interest on long-term debt (1)	274,357	58,746	114,528	89,212	11,872
Upfront vendor allowances	1,787	1,184	603	—	—
Operating leases	111,014	12,950	22,305	18,277	57,481
Construction commitments	11,194	11,194	—	—	—

Total	$1,233,521	$134,003	$152,033	$736,825	$210,660

(1)	Scheduled interest on floating rate debt calculated using rates in effect on September 29, 2012.

Amounts available to the Company under commercial commitments as of September 29, 2012, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments (amounts in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Available line of credit	$126,652	$—	$—	$126,652	$—
Letters of credit-standby	8,227	427	7,800	—	—

Potential commercial commitments	$134,879	$427	$7,800	$126,652	$—

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

	Twelve Months Ended
	September 29, 2012	September 24, 2011
All items	2.0%	3.9%
Food and beverages	1.6%	4.7%
Energy	2.3%	19.3%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The completion of the new distribution facility during fiscal 2012 will drive savings and operational efficiencies for fiscal year 2013 and many years beyond. The Company will continue its successful program of interior improvements to multiple stores. Following poor economic conditions over the past few years, the Company will increase its total retail square footage during fiscal 2013.

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

•

Uncertain economic conditions will continue to affect customer behavior. Economic conditions may affect purchasing patterns with regard to meal replacement items, private label purchases, promotions and product variety.

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

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the line of credit, real estate and equipment financing, the Company’s 8 7/8% Senior Notes due 2017 and the Recovery Zone bonds. The line of credit, along with cash flow from operations, is used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate line of credit, as necessary, with both long-term secured and unsecured financing.

The nature and amount of the Company’s debt (including the Senior Notes, which become callable in May, 2013) may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material. The Company may consider the use of derivative instruments to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 29, 2012 and September 24, 2011, respectively (in thousands):

September 29, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$40,121	$—	$—	$—	$40,121
Average variable interest rate	—%	—%	—%	3.99%	—%	—%	—%
Long-term debt, variable interest rate	$33,372	$2,344	$2,371	$2,398	$1,888	$35,845	$78,218	$110,482
Average interest rate	4.79%	3.20%	3.20%	3.20%	3.21%	2.77%	3.68%
Long-term debt, fixed interest rate	$19,037	$2,975	$2,809	$2,961	$1,915	$23,842	$53,539	$21,880
Average interest rate	5.93%	5.34%	5.21%	5.25%	3.84%	3.62%	4.72%
Recovery Zone Bonds, variable interest rate	$—	$4,530	$4,530	$4,530	$4,530	$81,620	$99,740	$99,740
Average interest rate	—%	2.13%	2.13%	2.13%	2.13%	2.13%	2.13%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$563,551	$—	$563,551	$618,844
Average interest rate	—%	—%	—%	—%	9.18%	—%	9.18%

September 24, 2011	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$4,193	$32,455	$1,434	$1,470	$1,504	$38,939	$79,995	$79,995
Average interest rate	2.25%	1.88%	3.19%	3.19%	3.19%	3.19%	2.61%
Long-term debt, fixed interest rate	$32,664	$27,261	$12,342	$4,167	$4,416	$33,465	$114,315	$114,474
Average interest rate	6.44%	6.17%	7.10%	6.83%	6.85%	6.25%	6.42%
Recovery Zone Bonds, variable interest rate	$—	$—	$4,530	$4,530	$4,530	$86,150	$99,740	$99,740
Average interest rate	—%	—%	2.09%	2.09%	2.09%	2.09%	2.09%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$561,069	$561,069	$606,625
Average interest rate	—%	—%	—%	—%	—%	9.18%	9.18%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. On the basis of the fair value of the Company’s market sensitive instruments at September 29, 2012, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K. See Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Ernst & Young LLP (E&Y) was previously the independent registered public accounting firm for Ingles Markets, Inc. On February 27, 2012, that firm was dismissed and Deloitte & Touche LLP was engaged as principal accountant. The decision to change accountants was approved by the Audit Committee and the Executive Committee of the Board of Directors.

During the two fiscal years ended September 24, 2011 and September 25, 2010, and during the subsequent interim period through February 27, 2012, there were no (1) disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of E&Y on the consolidated financial statements of Ingles Markets, Inc. as of and for the years ended September 24, 2011 and September 25, 2010, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. A letter from E&Y addressed to the Commission stating whether it agrees with the above statements was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Commission on March 2, 2012.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 29, 2012, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 29, 2012.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 29, 2012 using the criteria described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 29, 2012, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Deloitte & Touche LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s shareowners. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, as stated in their report at page 41 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 29, 2012 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2012.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2013 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 29, 2012.

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 29, 2012 and September 24, 2011;

•	Consolidated Statements of Income for the years ended September 29, 2012, September 24, 2011, and September 25, 2010;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 29, 2012, September 24, 2011, and September 25, 2010;

•	Consolidated Statements of Cash Flows for the years ended September 29, 2012, September 24, 2011, and September 25, 2010;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II—Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

(b)	Exhibits:

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated April 23, 2012 (included as Exhibit 3.3 to Ingles Markets, Incorporated Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated as of May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.3	Waiver and First Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto.

10.4	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.5	Third Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto.

10.6	Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.7	First Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 27, 2003, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.8	Second Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan dated November 2, 2011 (included as Exhibit 10.5 to the Ingles Markets, Incorporated Annual Report on Form 10-K for the fiscal year ended September 24, 2011, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference) .

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.9	Ingles Markets, Incorporated Non-qualified Plan dated May 30, 2005 (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.10	Ingles Markets, Incorporated Executive Non-qualified Excess Plan amended and restated Effective January 1, 2013, dated November 1, 2012.

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

16.1	Letter re Change in Certifying Accountant (included as Exhibit 16.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on March 2, 2012 and incorporated herein by this reference).

21.1	Subsidiaries of Ingles Markets, Incorporated.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated

Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheet of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 29, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 29, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

December 26, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated

Black Mountain, North Carolina

We have audited the internal control over financial reporting of Ingles Markets, Incorporated, and subsidiaries (the “Company”) as of September 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 29, 2012, of the Company, and our report dated December 26, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

December 26, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated balance sheet of Ingles Markets, Incorporated and subsidiaries as of September 24, 2011, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 24, 2011. Our audits also included the financial information for each of the two years in the period ended September 24, 2011 included in the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ingles Markets, Incorporated and subsidiaries at September 24, 2011, and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 24, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial information for each of the two years in the period ended September 24, 2011 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

December 2, 2011

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2012 AND SEPTEMBER 24, 2011

	2012	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,683,410	$12,421,250
Receivables (less allowance for doubtful accounts of $741,690—2012 and $524,460—2011)	61,519,081	56,841,059
Inventories	329,614,925	303,166,488
Other	30,386,453	16,935,660

Total current assets	426,203,869	389,364,457
PROPERTY AND EQUIPMENT, NET	1,197,137,643	1,133,204,187
OTHER ASSETS:
Restricted investments	—	75,730,905
Other assets	18,767,092	20,050,259

TOTAL ASSETS	$1,642,108,604	$1,618,349,808

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29, 2012 AND SEPTEMBER 24, 2011

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$49,928,264	$34,375,989
Accounts payable—trade	163,541,226	166,797,912
Accrued expenses and current portion of other long-term liabilities	92,682,243	89,322,063

Total current liabilities	306,151,733	290,495,964
DEFERRED INCOME TAXES	84,120,000	67,939,000
LONG-TERM DEBT	785,240,249	820,743,747
OTHER LONG-TERM LIABILITIES	9,183,153	7,225,503

Total liabilities	1,184,695,135	1,186,404,214

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 12,953,635 shares in 2012, 12,939,533 shares in 2011	647,682	646,977
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 11,306,141 shares in 2012, 11,489,726 shares in 2011	565,307	574,486
Paid-in capital in excess of par value	114,236,249	116,844,842
Retained earnings	341,964,231	313,879,289

Total stockholders’ equity	457,413,469	431,945,594

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,642,108,604	$1,618,349,808

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 29, 2012,

SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

	2012	2011	2010
Net sales	$3,709,433,820	$3,559,921,334	$3,390,051,840
Cost of goods sold	2,890,098,368	2,768,045,143	2,627,124,927

Gross profit	819,335,452	791,876,191	762,926,913
Operating and administrative expenses	697,602,981	677,889,162	655,192,251
Rental income, net	1,444,346	1,854,098	1,766,723
Gain (loss) from sale or disposal of assets	670,025	2,675,693	(54,969)

Income from operations	123,846,842	118,516,820	109,446,416
Other income, net	3,527,065	4,159,445	4,224,412
Interest expense	60,026,564	61,965,755	64,853,639

Income before income taxes	67,347,343	60,710,510	48,817,189

Income taxes:
Current	9,701,000	27,603,000	12,851,000
Deferred	14,202,000	(5,952,000)	5,124,000

	23,903,000	21,651,000	17,975,000

Net income	$43,444,343	$39,059,510	$30,842,189

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$1.87	$1.67	$1.32

Diluted earnings per common share	$1.79	$1.60	$1.26

Class B Common Stock
Basic earnings per common share	$1.70	$1.52	$1.20

Diluted earnings per common share	$1.70	$1.52	$1.20

Cash dividends per common share:
Class A	$0.66	$0.66	$0.66

Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 29, 2012,

SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 26, 2009	12,888,608	$644,430	11,623,651	$581,183	$118,184,132	$274,891,998	$394,301,743
Net income	—	—	—	—	—	30,842,189	30,842,189
Cash dividends	—	—	—	—	—	(15,469,943)	(15,469,943)
Stock repurchases, at cost	—	—	(40,000)	(2,000)	(591,200)	—	(593,200)
Common stock conversions	825	42	(825)	(42)	—	—	—

Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	39,059,510	39,059,510
Cash dividends	—	—	—	—	—	(15,444,465)	(15,444,465)
Stock repurchases, at cost	—	—	(43,000)	(2,150)	(748,090)	—	(750,240)
Common stock conversions	50,100	2,505	(50,100)	(2,505)	—	—	—

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	43,444,343	43,444,343
Cash dividends	—	—	—	—	—	(15,359,401)	(15,359,401)
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,593)	—	(2,617,067)
Common stock conversions	29,575	1,479	(29,575)	(1,479)	—	—	—

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 29, 2012,

SEPTEMBER 24, 2011 AND SEPTEMBER 25, 2010

	2012	2011	2010
Cash Flows From Operating Activities:
Net income	$43,444,343	$39,059,510	$30,842,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,530,952	85,408,086	84,930,777
(Gain) loss from sale or disposal of assets	(670,025)	(2,675,693)	54,969
Receipt of advance payments on purchases contracts	4,009,606	3,214,583	2,677,167
Recognition of advance payments on purchases contracts	(3,218,320)	(2,990,196)	(3,207,659)
Deferred income taxes	14,202,000	(5,952,000)	5,124,000
Changes in operating assets and liabilities
Receivables	(4,678,023)	(3,760,157)	(2,679,262)
Inventory	(26,448,437)	(16,735,735)	(14,686,017)
Other assets	(14,762,062)	(289,360)	3,755,386
Accounts payable and accrued expenses	31,340,734	1,949,220	18,476,865

Net Cash Provided By Operating Activities	133,750,768	97,228,258	125,288,415

Cash Flows From Investing Activities:
Purchase of certificates of deposit	—	—	(3,500,000)
Proceeds from maturities of certificates of deposit	—	6,000,000	15,000,000
Purchases of restricted investments	—	(95,736,465)	—
Proceeds from sales of restricted investments	75,730,905	20,005,560	—
Proceeds from sales of property and equipment	1,337,031	3,149,647	1,434,107
Capital expenditures	(180,628,852)	(97,506,367)	(92,025,298)

Net Cash Used By Investing Activities	(103,560,916)	(164,087,625)	(79,091,191)

Cash Flows From Financing Activities:
Proceeds from short-term borrowings	781,566,880	212,181,285	—
Payments on short-term borrowings	(741,446,238)	(212,181,285)	—
Proceeds from new long-term borrowings	3,250,000	137,268,211	—
Principal payments on long-term borrowings	(63,321,866)	(99,647,476)	(31,815,342)
Stock repurchases	(2,617,067)	(750,240)	(593,200)
Dividends paid	(15,359,401)	(15,444,465)	(15,469,943)

Net Cash (Used) Provided By Financing Activities	(37,927,692)	21,426,030	(47,878,485)

Net (Decrease) Increase in Cash and Cash Equivalents	(7,737,840)	(45,433,337)	(1,681,261)
Cash and Cash Equivalents at Beginning of Year	12,421,250	57,854,587	59,535,848

Cash and Cash Equivalents at End of Year	$4,683,410	$12,421,250	$57,854,587

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010

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

Fiscal Year—The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2012 consisted of 53 weeks, fiscal years 2011 and 2010 consisted of 52 weeks each.

New Accounting Pronouncements—In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments which provide additional guidance about how fair value should be determined under existing standards and expands existing disclosure requirements for certain fair value measurements. The purpose of these amendments is to improve and converge International Financial Reporting Standards and GAAP. This amendment, ASU 2011-04, was implemented by the Company during the quarter ended March 24, 2012.

There were no new accounting standards adopted in the fiscal years ended September 24, 2011, or September 25, 2010.

Cash Equivalents—All highly liquid investments with a maturity of three months or less when purchased are considered cash. Interest income of $0, $0.1 million, and $0.8 million for fiscal years 2012, 2011 and 2010, respectively, is included in the line item “Other income, net” on the Consolidated Statements of Income. Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. These amounts totaled $11.4 million and $0 as of September 29, 2012 and September 24, 2011, respectively.

Financial Instruments—The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 29, 2012 the Company had no such investments. The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 29, 2012 demand deposits of approximately $3.1 million in eight banks exceed the $250,000 FDIC insurance limit per bank.

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

Property, Equipment and Depreciation—Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three to 10 years. Transportation equipment is generally depreciated over three to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years. Depreciation expense totaled $90.6 million, $80.4 million and $78.0 million for fiscal years 2012, 2011 and 2010, respectively.

Asset Impairments—The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

Restricted Investments—Restricted investments consisted of money market deposits and United States Treasury securities purchased with the proceeds of the Recovery Zone Bonds issued in December 2010. These investments were held in a trust account and were liquidated as the Company incurred approved costs to build the Project, which was completed during fiscal year 2012. These assets were classified as available-for-sale and stated at market value.

Capitalized Loan and Leasehold Costs—Other assets include capitalized loan and leasehold costs of $10.2 million (net of $25.7 million accumulated amortization) and $12.2 million (net of $21.2 million accumulated amortization) at September 29, 2012 and September 24, 2011, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $4.4 million per year.

Self-Insurance—The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self insurance reserves totaled $26.7 million and $24.8 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 29, 2012 and September 24, 2011, respectively. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2012, the Company’s self-insured liabilities were supported by $8.2 million of undrawn letters of credit which expire between November 2012 and October 2013. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company had gross unrecognized tax benefits of $149,400 and $149,500 as of September 29, 2012, and September 24, 2011, respectively. These benefits, if recognized, would have an insignificant effect on the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2005. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008. As of September 29, 2012 certain of the Company’s tax returns for fiscal years 2006-2009 are under examination by certain state tax authorities. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 29, 2012, the Company had approximately $55,000 accrued for interest and penalties.

Pre-Opening Costs—Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts—The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising—The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $14.1 million, $13.9 million and $14.8 million for fiscal years 2012, 2011 and 2010, respectively.

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

Cost of Goods Sold—In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. The milk processing segment is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totalled $9.2 million, $5.4 million and $6.3 million for fiscal years 2012, 2011 and 2010, respectively.

Operating and Administrative Expenses—Operating and administrative expenses include costs incurred for store and administrative labor, occupancy, depreciation, (to the extent not included in cost of goods sold), insurance and general administration.

Revenue Recognition—The Company recognizes revenues from grocery segment sales at the point of sale to its customers. Sales taxes collected from customers are not included in reported revenues. Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold. Product returns are not significant.

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 68% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances—The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $114.3 million, $109.9 million, and $105.2 million for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.2 million, $13.1 million, and $13.0 million for the fiscal years ended September 29, 2012, September 24, 2011 and September 25, 2010, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets—Deferred income taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2012	2011
Deferred tax liabilities:
Property and equipment tax/book differences	$86,915,000	$70,435,000
Property tax method	1,441,000	1,359,000

Total deferred tax liabilities	88,356,000	71,794,000

Deferred tax assets:
Insurance reserves	7,927,000	7,469,000
Advance payments on purchases contracts	699,000	389,000
Vacation accrual	2,420,000	2,331,000
Closed store accrual	197,000	513,000
Inventory	1,836,000	638,000
Deferred compensation	2,220,000	1,739,000
Other	1,722,000	1,582,000

Total deferred tax assets	17,021,000	14,661,000

Net deferred tax liabilities	$71,335,000	$57,133,000

Current deferred income tax benefits of $12.8 million and $10.8 million at September 29, 2012 and September 24, 2011, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, non-income taxes, self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 29, 2012 and September 24, 2011 refundable current income taxes totaling $14.2 million and $2.6 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense—Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2012	2011	2010
Federal tax at statutory rate	$23,572,000	$21,249,000	$17,086,000
State income tax, net of federal tax benefits	1,943,000	2,145,000	2,629,000
Federal tax credits	(1,209,000)	(1,824,000)	(1,480,000)
Other	(403,000)	81,000	(260,000)

Total	$23,903,000	$21,651,000	$17,975,000

\

Current and deferred income tax expense (benefit) is as follows:

	2012	2011	2010
Current:
Federal	$6,734,000	$23,664,000	$10,377,000
State	2,967,000	3,939,000	2,474,000

Total current	9,701,000	27,603,000	12,851,000

Deferred:
Federal	12,149,000	(5,040,000)	4,856,000
State	2,053,000	(912,000)	268,000

Total deferred	14,202,000	(5,952,000)	5,124,000

Total expense	$23,903,000	$21,651,000	$17,975,000

Uncertain Tax Positions—Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reserve for uncertain tax positions, including interest and penalties, of $0.2 million is included in the Company’s income taxes payable at both September 29, 2012 and September 24, 2011. The reserve for uncertain tax positions has been recorded based on management’s assumptions that certain tax positions would be successfully challenged by taxing authorities.

3. Property and Equipment

Property and equipment, net, consists of the following:

	2012	2011
Land	$304,971,870	$302,927,636
Construction in progress	15,109,224	65,738,844
Buildings	965,475,328	851,538,014
Store, office and warehouse equipment	685,196,651	688,506,450
Transportation equipment	49,954,115	43,219,522
Leasehold improvements	53,017,944	53,983,089

Total	2,073,725,132	2,005,913,555
Less accumulated depreciation and amortization	876,587,489	872,709,368

Property and equipment—net	$1,197,137,643	$1,133,204,187

4. Property Held for Lease and Rental Income

At September 29, 2012, the Company owned and operated 69 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income, net consists of the following:

	2012	2011	2010
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$8,352,748	$8,562,380	$8,697,842
Contingent rentals	528,083	539,379	481,038

Total	8,880,831	9,101,759	9,178,880
Depreciation on owned properties leased to others	(5,478,307)	(5,367,343)	(5,393,939)
Other shopping center expenses	(1,958,178)	(1,880,318)	(2,018,218)

Total	$1,444,346	$1,854,098	$1,766,723

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 29, 2012	September 24, 2011
Land	$42,751,350	$43,373,166
Buildings	169,474,831	157,548,154

Total	212,226,181	200,921,320
Less accumulated depreciation	(92,833,568)	(87,467,534)

Total	$119,392,613	$113,453,786

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 29, 2012:

Fiscal Year
2013	$5,001,525
2014	3,971,892
2015	3,174,624
2016	2,251,391
2017	1,255,845
Thereafter	1,298,217

Total minimum future rental income	$16,953,494

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

Operating Leases—Rent expense for all operating leases of $14.2 million, $15.0 million and $15.8 million for fiscal years 2012, 2011 and 2010, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million, $0.2 million and $0.6 million for fiscal years 2012, 2011 and 2010, respectively, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 29, 2012 are as follows:

Fiscal Year	Minimum Rental Commitment	Sub-Lease Income	Net Rental Commitment
2013	$12,950,490	$(211,000)	$12,739,490
2014	11,696,302	(219,000)	11,477,302
2015	10,608,883	—	10,608,883
2016	9,494,199	—	9,494,199
2017	8,782,789	—	8,782,789
Thereafter	57,481,400	—	57,481,400

Total minimum future rental commitments	$111,014,063	$(430,000)	$110,584,063

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities—Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2012	2011
Property, payroll, and other taxes payable	$18,191,260	$15,775,321
Salaries, wages, and bonuses payable	25,350,513	24,130,758
Self-insurance liabilities:
Employee group insurance	4,344,008	4,053,146
Workers’ compensation insurance	16,708,500	15,210,845
General liability insurance	5,642,783	5,566,909
Interest	19,132,734	20,375,692
Other	3,312,445	4,209,392

Total	$92,682,243	$89,322,063

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

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $30.6 million, $31.8 million and $29.3 million for fiscal years 2012, 2011 and 2010, respectively.

Other Long-Term Liabilities—Other long-term liabilities are summarized as follows:

	2012	2011
Advance payments on purchases contracts	$1,786,938	$995,653
Deferred gain—sale/leasebacks	470,558	520,951
Deferred lease expense	1,833,259	1,763,254
Nonqualified investment plan liability	5,671,265	4,456,066
Other	655,848	589,515

Total other long-term liabilities	10,417,868	8,325,439
Less current portion	1,234,715	1,099,936

	$9,183,153	$7,225,503

Advance Payments on Purchases Contracts—The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2012	2011
Bonds payable:
Senior notes, interest rate of 8.875%, maturing 2017	$575,000,000	$575,000,000
Unamortized original issue discount on senior notes	(11,449,429)	(13,930,554)
Recovery Zone Facility Bonds, maturing 2036	99,740,000	99,740,000
Outstanding line of credit, weighted average interest rate of 3.99%	40,120,642	—
Notes payable:
Real estate and equipment maturing 2013-2031:
Due to banks, weighted average interest rate of 3.21% for 2012 and 3.75% for 2011	82,356,556	104,882,954
Due to other financial institutions, weighted average interest rate of 3.82% for 2012 and 5.17% for 2011	49,400,744	89,427,336

Total long-term debt	835,168,513	855,119,736
Less current portion	49,928,264	34,375,989

Long-term debt, net of current portion	$785,240,249	$820,743,747

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. Subsequent to the private placement, the Company filed a registration statement with the Securities and Exchange Commission to exchange private placement notes with registered notes. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum.

The Company may redeem all or a portion of the Notes at any time on or after May 15, 2013 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning May 15 of the years indicated below:

Year
2013	104.438%
2014	102.219%
2015 and thereafter	100.000%

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit and terminated three other lines of credit. At September 29, 2012 the Company had $40.1 million of borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”), plus a credit spread. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at September 29, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

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

Bond proceeds were invested in a trust account with the Bond trustee. The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs. The account with the Bond trustee was listed in the line item “Restricted investments” on the Condensed Consolidated Balance Sheets and consisted of money market deposits and United States Treasury securities. All funds had disbursed from the trust account as of September 29, 2012. Prior to that time, these investments were classified as available-for-sale and were stated at market value.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions. Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions will hold the Bonds until January 2, 2018, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 begins on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to January 2, 2018.

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation. Initially, the interest rate on the Bonds is equal to one month LIBOR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project. Additional collateral was provided in order to meet certain loan to value criteria in the Covenant Agreement. The Covenant Agreement incorporates substantially all financial covenants included in the line of credit.

Also on December 29, 2010, the Company executed an amendment to extend the maturity of the line of credit from May 12, 2012 to December 29, 2015. All other terms of the line of credit remain in place.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at September 29, 2012.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bonds, and Notes indenture in the event of default under any one instrument.

At September 29, 2012, property and equipment with an undepreciated cost of approximately $310 million was pledged as collateral for long-term debt. Long-term debt and line of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2012	2011	2010
Total interest costs	$61,764,642	$63,554,139	$66,136,749
Interest capitalized	(1,738,078)	(1,588,384)	(1,283,110)

Interest expense	$60,026,564	$61,965,755	$64,853,639

Maturities of long-term debt at September 29, 2012 are as follows:

Fiscal Year
2013	$52,409,389
2014	9,848,985
2015	9,710,606
2016	50,009,031
2017	583,333,380
Thereafter	141,306,550

Total	$846,617,941

8. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members and participants in the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

	Year Ended September 29, 2012
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,151,777	$19,292,566
Conversion of Class B to Class A shares	19,292,566	—

Net income allocated, diluted	$43,444,343	$19,292,566

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,936,583	11,364,899
Conversion of Class B to Class A shares	11,364,899	—

Weighted average shares outstanding, diluted	24,301,482	11,364,899

Earnings per share
Basic	$1.87	$1.70

Diluted	$1.79	$1.70

	Year Ended September 24, 2011		Year Ended September 25, 2010
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$21,540,808	$17,518,702	$16,961,816	$13,880,373
Conversion of Class B to Class A shares	17,518,702	—	13,880,373	—

Net income allocated, diluted	$39,059,510	$17,518,702	$30,842,189	$13,880,373

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,905,408	11,542,049	12,888,828	11,601,562
Conversion of Class B to Class A shares	11,542,049	—	11,601,562	—

Weighted average shares outstanding, diluted	24,447,457	11,542,049	24,490,390	11,601,562

Earnings per share
Basic	$1.67	$1.52	$1.32	$1.20

Diluted	$1.60	$1.52	$1.26	$1.20

10. Employee Benefit Plans

Investment/Profit Sharing Plan—The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1,331,000, $1,198,000 and $1,093,000 for fiscal years 2012, 2011 and 2010, respectively.

Nonqualified Investment Plan—The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $71,000, $64,000 and $59,000 for fiscal years 2012, 2011 and 2010, respectively.

Cash Bonuses—The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.0 million, $9.7 million and $9.6 million for fiscal years 2012, 2011 and 2010, respectively.

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

11. Lines of Business

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2012	2011	2010
Revenues from unaffiliated customers:
Grocery sales	$3,577,510	$3,428,730	$3,274,015
Shopping center rentals	8,881	9,102	9,179
Fluid dairy	131,924	131,191	116,037

Total revenues from unaffiliated customers	$3,718,315	$3,569,023	$3,399,231

Income before income taxes:
Grocery sales	$111,540	$105,648	$96,256
Shopping center rentals	1,444	1,854	1,767
Fluid dairy	10,863	11,015	11,423

Total income from operations	123,847	118,517	109,446
Other income, net	3,527	4,159	4,224
Interest expense	60,027	61,966	64,854

Income before income taxes	$67,347	$60,711	$48,817

Assets:
Grocery sales	$1,486,109	$1,471,086	$1,384,496
Shopping center rentals	119,393	113,454	119,097
Fluid dairy	38,874	36,244	30,857
Elimination of intercompany receivable	(2,267)	(2,434)	(2,092)

Total assets	$1,642,109	$1,618,350	$1,532,358

Capital expenditures:
Grocery sales	$175,835	$83,169	$84,559
Shopping center rentals	950	259	3,903
Fluid dairy	3,844	14,078	3,563

Total capital expenditures	$180,629	$97,506	$92,025

Depreciation and amortization:
Grocery sales	$82,584	$78,236	$77,507
Shopping center rentals	5,478	5,367	5,394
Fluid dairy	2,469	1,805	2,030

Total depreciation and amortization	$90,531	$85,408	$84,931

Sales by product category for fiscal years 2012, 2011 and 2010, respectively, are as follows:

	Fiscal Year Ended September (dollars in thousands)
	2012	2011	2010
Grocery	$1,447,520	$1,397,944	$1,366,595
Non-foods	709,959	690,199	684,508
Perishables	866,252	825,068	787,051
Gasoline	553,779	515,519	435,861

Total grocery segment	$3,577,510	$3,428,730	$3,274,015

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

Revenue from shopping center rentals, net of shopping center expense of $6.9 million, $7.2 million and $7.4 million for the fiscal years ended 2012, 2011 and 2010, respectively, is included in the caption “Rental income, net” in the Consolidated Statements of Income. Grocery and fluid dairy revenues comprise the net sales reported in the Consolidated Statements of Income.

The fluid dairy segment had $58.5 million, $59.6 million and $55.7 million in sales to the grocery sales segment in fiscal 2012, 2011 and 2010, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks, except for the fourth quarter of fiscal year 2012 which contains fourteen weeks.

	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	Total
	(amounts in thousands except earnings per common share)
2012
Net sales	$918,238	$881,667	$917,756	$991,773	$3,709,434
Gross profit	201,728	192,435	205,952	219,220	819,335
Net income	10,597	6,512	13,059	13,276	43,444
Basic earnings per common share
Class A	0.45	0.28	0.56	0.58	1.87
Class B	0.41	0.26	0.51	0.52	1.70
Diluted earnings per common share
Class A	0.43	0.27	0.54	0.55	1.79
Class B	0.41	0.26	0.51	0.52	1.70

2011
Net sales	$872,753	$870,371	$910,978	$905,819	$3,559,921
Gross profit	193,480	194,636	201,340	202,420	791,876
Net income	7,652	7,721	12,725	10,962	39,060
Basic earnings per common share
Class A	0.33	0.33	0.54	0.47	1.67
Class B	0.30	0.30	0.49	0.43	1.52
Diluted earnings per common share
Class A	0.31	0.32	0.52	0.45	1.60
Class B	0.30	0.30	0.49	0.43	1.52

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 29, 2012 totaled $11.2 million. The Company expects these commitments to be fulfilled during fiscal year 2013.

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

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs. Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs—	Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs—	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs—	Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The carrying amount and fair value of the Company’s debt at June 23, 2012 is as follows (in thousands):

	Carrying Amount	Fair Value	Fair Value Measurements
Senior Notes, net of unamortized original issue discount	$563,551	$618,844	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	131,757	132,362	Level 2
Line of credit payable	40,121	40,121	Level 2

Total debt	$835,169	$891,066

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2012	2011	2010
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$61,269,522	$61,121,320	$65,737,378
Income taxes	21,390,331	24,203,245	6,301,465
Non cash items:
Property and equipment additions included in accounts payable	7,957,599	37,978,081	10,321,135

16. Major Supplier

The Company purchases a large portion of inventory from a wholesale grocery distributor. Purchases from the distributor were approximately $201.3 million in 2012, $273.9 million in 2011 and $269.4 million in 2010. This distributor owns approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 29, 2012. Amounts owed to this distributor, included in accounts payable-trade and accrued expenses, were $0.1 million at September 29, 2012 and $10.4 million at September 24, 2011.

In addition, the Company sells dairy and juice products to this wholesale grocery distributor. Sales to this distributor were $39.4 million in 2012, $42.2 million in 2011 and $37.6 million in 2010. Amounts due from this distributor, included in receivables, were $1.7 million at September 29, 2012 and $1.9 million at September 24, 2011.

17. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock. At September 29, 2012 no such loans were outstanding.

In fiscal 2012, the Company approved the purchase of certain real property and an aircraft used by the Company from the estate of Robert P. Ingle, former CEO and Director of the Company. The aggregate purchase price for the assets was $2.5 million, equal to the fair market value of the assets as determined by independent appraisal. The transactions were approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines.

18. Subsequent Events

On December 7, 2012, the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012.

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS (1)	BALANCE AT END OF YEAR
Fiscal year ended September 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$524,460	$288,977	$71,747	$741,690

Fiscal year ended September 24, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$596,220	$321,008	$392,768	$524,460

Fiscal year ended September 25, 2010:
Deducted from asset accounts:
Allowance for doubtful accounts	$638,615	$151,517	$193,912	$596,220

(1)	Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/S/ ROBERT P. INGLE, II
Robert P. Ingle, II Chief Executive Officer

Date: December 26, 2012

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

/S/ L. KEITH COLLINS L. Keith Collins, Director

/S/ FRED D. AYERS Fred D. Ayers, Director

/S/ LAURA SHARP Laura Sharp, Director