Form 10-Q
period 2012-12-29
INGLES MARKETS INC
filed 2013-02-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐(Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of February 4, 2013, the Registrant had 12,957,300 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,302,476 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1.	Interim Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	DECEMBER 29, 2012	SEPTEMBER 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$9,449,067	$4,683,410
Receivables-net	61,450,092	61,519,081
Inventories	343,248,403	329,614,925
Other current assets	31,315,769	30,386,453

Total Current Assets	445,463,331	426,203,869
Property and Equipment – Net	1,200,710,871	1,197,137,643
Other Assets	15,302,496	18,767,092

Total Assets	$1,661,476,698	$1,642,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$50,412,062	$49,928,264
Accounts payable - trade	156,938,130	163,541,226
Accrued expenses and current portion of other long-term liabilities	89,060,786	92,682,243

Total Current Liabilities	296,410,978	306,151,733
Deferred Income Taxes	82,789,000	84,120,000
Long-Term Debt	826,587,232	785,240,249
Other Long-Term Liabilities	9,708,262	9,183,153

Total Liabilities	1,215,495,472	1,184,695,135

Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,957,150 shares at December 29, 2012 and 12,953,635 shares at September 29, 2012	647,858	647,682
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,302,626 shares at December 29, 2012 and 11,306,141 shares at September 29, 2012	565,131	565,307
Paid-in capital in excess of par value	114,236,249	114,236,249
Retained earnings	330,531,988	341,964,231

Total Stockholders’ Equity	445,981,226	457,413,469

Total Liabilities and Stockholders’ Equity	$1,661,476,698	$1,642,108,604

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Net sales	$932,791,433	$918,237,929
Cost of goods sold	724,902,265	716,509,749

Gross profit	207,889,168	201,728,180
Operating and administrative expenses	174,845,782	171,808,529
Rental income, net	316,073	428,150
Gain from sale or disposal of assets	121,547	14,704

Income from operations	33,481,006	30,362,505
Other income, net	564,191	1,003,612
Interest expense	15,559,549	15,008,901

Income before income taxes	18,485,648	16,357,216
Income Tax Expense	6,918,000	5,760,000

Net income	$11,567,648	$10,597,216

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.50	$0.45

Diluted earnings per common share	$0.48	$0.43

Class B Common Stock
Basic earnings per common share	$0.45	$0.41

Diluted earnings per common share	$0.45	$0.41

Cash dividends declared per common share:
Class A Common Stock	$0.99	$0.165

Class B Common Stock	$0.90	$0.150

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 29, 2012 AND DECEMBER 24, 2011

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS	TOTAL
	SHARES	AMOUNT	SHARES	AMOUNT
Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	10,597,216	10,597,216
Cash dividends declared	—	—	—	—	—	(3,858,483)	(3,858,483)
Stock repurchases, at cost	(15,473)	(774)	(140,710)	(7,035)	(2,373,982)	—	(2,381,791)
Common stock conversions	75	4	(75)	(4)	—	—	—

Balance, December 24, 2011	12,924,135	$646,207	11,348,941	$567,447	$114,470,860	$320,618,022	$436,302,536

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	11,567,648	11,567,648
Cash dividends declared	—	—	—	—	—	(22,999,891)	(22,999,891)
Common stock conversions	3,515	176	(3,515)	(176)	—	—	—

Balance, December 29, 2012	12,957,150	$647,858	11,302,626	$565,131	$114,236,249	$330,531,988	$445,981,226

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Cash Flows from Operating Activities:
Net income	$11,567,648	$10,597,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	23,622,646	22,122,204
Gains on disposals of property and equipment	(121,547)	(14,704)
Receipt of advance payments on purchases contracts	1,259,188	750,000
Recognition of advance payments on purchases contracts	(873,388)	(900,000)
Deferred income taxes	(1,281,000)	(2,275,000)
Changes in operating assets and liabilities:
Receivables	68,990	(13,302,862)
Inventory	(13,633,479)	3,990,029
Other assets	(233,913)	(190,340)
Accounts payable and accrued expenses	(25,699,214)	(13,405,644)

Net Cash (Used) Provided by Operating Activities	(5,324,069)	7,370,899

Cash Flows from Investing Activities:
Proceeds from sales of restricted investments	—	32,586,246
Proceeds from sales of property and equipment	171,850	11,248
Capital expenditures	(28,079,634)	(63,688,077)

Net Cash Used in Investing Activities	(27,907,784)	(31,090,583)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	271,806,734	222,220,876
Payments on short-term borrowings	(227,093,088)	(178,045,750)
Proceeds from new long-term borrowings	—	3,250,000
Principal payments on long-term borrowings	(2,882,864)	(20,048,390)
Stock repurchases	—	(2,381,791)
Dividends paid	(3,833,272)	(3,858,483)

Net Cash Provided by Financing Activities	37,997,510	21,136,462

Net Increase (Decrease) in Cash and Cash Equivalents	4,765,657	(2,583,222)
Cash and cash equivalents at beginning of period	4,683,410	12,421,250

Cash and Cash Equivalents at End of Period	$9,449,067	$9,838,028

See notes to unaudited interim financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended December 29, 2012 and December 24, 2011

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 29, 2012, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 29, 2012 and December 24, 2011. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2012, filed by the Company under the Securities Exchange Act of 1934 on December 26, 2012.

The results of operations for the three-month period ended December 29, 2012 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the three-month period ended December 29, 2012.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $742,000 at each of December 29, 2012 and September 29, 2012.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 29, 2012, the Company had approximately $50,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of December 29, 2012, the Company had gross unrecognized tax benefits of approximately $121,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2009. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	DECEMBER 29, 2012	SEPTEMBER 29, 2012
Property, payroll, and other taxes payable	$12,418,205	$18,191,260
Salaries, wages and bonuses payable	19,867,930	25,350,513
Self-insurance liabilities	27,226,216	26,695,291
Interest payable	7,079,868	19,132,734
Dividends declared but not paid and other	22,468,567	3,312,445

Total	$89,060,786	$92,682,243

Self-insurance liabilities are established for general liability claims, workers’ compensation claims, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.5 million and $7.3 million for each of the three-month periods ended December 29, 2012 and December 24, 2011, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. At December 29, 2012, the Company had $175.0 million of total line of credit commitments, with $84.8 million outstanding.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”), plus a credit spread. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at December 29, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center adjacent to its current distribution center in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Bond proceeds were invested in a trust account with the Bond trustee. The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs. The account with the Bond trustee consisted of money market deposits and United States Treasury securities. All funds had been disbursed from the trust account as of September 29, 2012.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 29, 2012.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bonds, and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 25, 2012 to stockholders of record on October 11, 2012. On December 7, 2012, the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012. The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on December 31, 2012 to stockholders of record on December 21, 2012. This dividend normally would have been declared and paid in January 2013.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 26, 2012.

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

The two-class method of computing basic earnings per share for each period reflects the cash dividends declared per share for each class of stock, plus allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock. Diluted earnings per share is calculated assuming the conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis. The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	THREE MONTHS ENDED DECEMBER 29, 2012		THREE MONTHS ENDED DECEMBER 24, 2011
	CLASS A	CLASS B	CLASS A	CLASS B
Numerator: Allocated net income
Net income allocated, basic	$6,452,230	$5,115,418	$5,864,420	$4,732,796
Conversion of Class B to Class A shares	5,115,418	—	4,732,796	—

Net income allocated, diluted	$11,567,648	$5,115,418	$10,597,216	$4,732,796

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,954,485	11,305,291	12,939,090	11,485,020
Conversion of Class B to Class A shares	11,305,291	—	11,485,020	—

Weighted average shares outstanding, diluted	24,259,776	11,305,291	24,424,110	11,485,020

Earnings per share
Basic	$0.50	$0.45	$0.45	$0.41

Diluted	$0.48	$0.45	$0.43	$0.41

I. SEGMENT INFORMATION

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Revenues from unaffiliated customers:
Grocery sales	$899,795	$884,773
Shopping center rentals	2,186	2,293
Fluid dairy	32,996	33,465

Total revenues from unaffiliated customers	$934,977	$920,531

Income from operations:
Grocery sales	$30,841	$27,089
Shopping center rentals	316	428
Fluid dairy	2,324	2,846

Total income from operations	$33,481	$30,363

	DECEMBER 29, 2012	SEPTEMBER 29, 2012
Assets:
Grocery sales	$1,506,040	$1,486,109
Shopping center rentals	119,393	119,393
Fluid dairy	38,516	38,874
Elimination of intercompany receivable	(2,472)	(2,267)

Total assets	$1,661,477	$1,642,109

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Grocery	$371,259	$371,961
Non-foods	177,704	175,649
Perishables	219,949	209,869
Gasoline	130,883	127,294

Total grocery segment	$899,795	$884,773

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

For the three months ended December 29, 2012 and December 24, 2011, the fluid dairy segment had $15.9 million and $15.2 million, respectively, in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs. Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs	–	Quoted prices for identical assets or liabilities in active markets.
Level 2 Inputs	–	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs	–	Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The carrying amount and fair value of the Company’s debt at December 29, 2012 is as follows (in thousands):

	Carrying Amount	Fair Value	Fair Value Measurements
Senior Notes, net of unamortized original issue discount	$564,171	$612,375	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	128,254	128,649	Level 2
Line of credit payable	84,834	84,834	Level 2

Total debt	$876,999	$925,598

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. During the quarter ended December 29, 2012 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities. These marketable securities will be liquidated and invested in life insurance policies in future periods. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were filed with the SEC.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeastern United States, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of December 29, 2012, the Company operated 82 in-store pharmacies and 73 fuel centers.

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

Critical Accounting Policies

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 29, 2012, the Company’s self insurance reserves totaled $27.2 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 29, 2012.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $32.9 million and $30.0 million for the fiscal quarters ended December 29, 2012 and December 24, 2011, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.9 million and $3.4 million for the fiscal quarters ended December 29, 2012 and December 24, 2011, respectively.

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

Uncertain Tax Positions

Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reserve for uncertain tax positions, including interest and penalties, of $0.2 million is included in the Company’s income taxes payable at both December 29, 2012 and September 29, 2012. The reserve for uncertain tax positions has been recorded based on management’s assumption that certain tax positions would be successfully challenged by taxing authorities.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 29, 2012 and December 24, 2011 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 29, 2012 and December 24, 2011, comparable store sales include 203 and 202 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the condensed consolidated financial statements.

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Net sales	100.0%	100.0%
Gross profit	22.3%	22.0%
Operating and administrative expenses	18.7%	18.7%
Income from operations	3.6%	3.3%
Other income, net	0.1%	0.1%
Interest expense	1.7%	1.6%
Income before income taxes	2.0%	1.8%
Income taxes	0.7%	0.6%
Net income	1.2%	1.2%

Three Months Ended December 29, 2012 Compared to the Three Months Ended December 24, 2011

Net income for the first quarter of fiscal 2013 totaled $11.6 million, 9.2% higher than net income of $10.6 million earned for the first quarter of fiscal 2012. Grocery segment sales increased, while fluid dairy segment performance decreased from the prior fiscal period. Gross profit increased, but the Company recognized higher income tax expense due to the expiration of temporary tax benefits.

Net Sales. Net sales increased 1.6% to $932.8 million for the three months ended December 29, 2012 from $918.2 million for the three months ended December 24, 2011. Ingles operated 203 stores and approximately 11.0 million of retail square feet at both December 29, 2012 and at December 24, 2011. Excluding gasoline sales, net sales increased 1.4% for the three months ended December 29, 2012 compared with the three months ended December 24, 2011.

Grocery segment comparable store sales grew $14.8 million, or 1.7%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012. Excluding gasoline sales, comparable store sales increased 1.5%. Retail gasoline sales prices increased and the number of gallons sold decreased 0.9% during the first quarter of fiscal 2013 compared with the first quarter of fiscal 2012. The number of customer transactions (excluding gasoline) increased 1.4%, and the average transaction size was essentially unchanged.

Sales by product category (amounts in thousands) are as follows:

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
Grocery	$371,259	$371,961
Non-foods	177,704	175,649
Perishables	219,949	209,869
Gasoline	130,883	127,294

Total grocery segment	$899,795	$884,773

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 29, 2012 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 24, 2011	$884,773
Comparable store sales increase (including gasoline)	14,844
Impact of stores opened in fiscal 2012 and 2013	—
Impact of stores closed in fiscal 2012 and 2013	—
Other	178

Total grocery sales for the three months ended December 29, 2012	$899,795

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.5 million, or 1.4%, in the December 2012 quarter compared to the December 2011 quarter. Higher raw milk costs in the December 2012 quarter were more than offset by a lower case volume of products sold compared with the December 2011 quarter. Milk sales volumes have decreased nationwide, partly as a result of rising prices.

Gross Profit. Gross profit for the three-month period ended December 29, 2012 increased $6.2 million to $207.9 million, or 22.3% of sales, compared to $201.7 million, or 22.0% of sales, for the three-month period ended December 24, 2011.

Grocery segment gross profit as a percentage of total sales was influenced by gasoline margins (which are typically much lower than margins earned on other grocery segment products), intense competition, and vendor participation in pricing promotions. Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.0% for the three months ended December 29, 2012 compared with 25.5% for the three months ended December 24, 2011.

Gross profit for the Company’s milk processing subsidiary for the December 2012 quarter decreased $0.5 million, or 9.1%, to $5.0 million, or 10.1% of sales, compared to $5.5 million, or 11.2% of sales, for the December 2011 quarter. The gross margin percentage was adversely affected by higher milk prices. The cents-per-gallon margin was adversely affected by the competitive environment comparing the three months ended December 2012 with the three months ended December 2011.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges, purchasing costs and costs related to the Company’s distribution network. The milk processing segment is a manufacturing process, therefore, the costs mentioned above as well as receiving costs, production costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution incurred by the milk processing segment are included in the cost of goods sold line item, while these items are included in operating and administrative expenses for the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $3.0 million, or 1.8%, to $174.8 million for the three months ended December 29, 2012, from $171.8 million for the three months ended December 24, 2011. As a percentage of sales, operating and administrative expenses were both 18.7% for both the December 2012 and December 2011 quarters. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.7% of sales for the first fiscal quarter of 2013 compared with 21.6% for the first fiscal quarter of 2012. The absence of new and remodeled stores opened by the Company during fiscal years 2012 and 2013 have contributed to operating expenses as a percentage of sales being relatively stable.

The major increases (decreases) in operating and administrative expenses were as follows:

	INCREASE (DECREASE) IN MILLIONS	INCREASE (DECREASE) AS A % OF SALES
Salaries and wages	$3.2	0.34%
Depreciation expense	$(0.9)	(0.10)%
Insurance expense	$0.8	0.09%
Supplies	$0.4	0.04%
Taxes and licenses	$0.4	0.04%
Repairs and maintenance	$(0.4)	(0.04)%

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume.

Depreciation and amortization expense decreased as a result of the Company’s lower store-based capital expenditures in fiscal year 2012, as the majority of fiscal year 2012 capital expenditures were for the construction of the new distribution center.

Insurance expense increased due to adverse claims experience under the Company’s self insurance programs.

Supply costs increased due to increased costs of petroleum based packaging and changes in packaging in certain perishable departments.

Taxes and licenses increased due to increased property taxes and other taxes and fees charged by municipalities where the Company operates stores.

Repair and maintenance expenses decreased due to the cyclical nature of certain significant repairs to store equipment.

Rental Income, Net. Rental income, net totaled $0.3 and $0.4 million for the December 2012 and 2011 quarters, respectively. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Other Income, Net. Other income, net decreased $0.4 million to $0.6 million for the three-month period ended December 29, 2012 from $1.0 million for the three-month period ended December 24, 2011. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense increased $0.6 million for the three-month period ended December 29, 2012 to $15.6 million from $15.0 million for the three-month period ended December 24, 2011. Total debt at December 29, 2012 was $877.0 million compared to $882.5 million at December 24, 2011. Interest expense increased due to the $99.7 million of Recovery Zone Facility Bonds (the “Bonds”). Interest on the Bonds was capitalized as a construction cost of the new distribution facility prior to its opening in mid-2012. For the three months ended December 29, 2012 this interest was expensed.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.4% in the December 2012 quarter compared to 35.2% in the December 2011 quarter. Certain tax incentives related to hiring and investing during the recent economic downturn were in effect for last year’s first fiscal quarter, but had expired for this year’s first fiscal quarter.

Net Income. Net income increased $1.0 million, or 9.2%, for the three-month period ended December 29, 2012 to $11.6 million compared to $10.6 million for the three-month period ended December 24, 2011. Net income, as a percentage of sales, was 1.2% for both the December 2012 quarter the December 2011 quarter. Basic and diluted earnings per share for Class A Common Stock were $0.50 and $0.48, respectively, for the December 2012 quarter, compared to $0.45 and $0.43, respectively, for the December 2011 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.45 for the December 2012 quarter compared to $0.41 for the December 2011 quarter.

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

Capital expenditures totaled $28.1 million for the three-month period ended December 29, 2012. Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores and the construction of a new store expected to open during the second quarter of fiscal 2013. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open later in fiscal 2013 and in fiscal 2014.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at December 29, 2012 totaled $9.3 million.

Liquidity

The Company used $5.3 million of net cash from operations in the December 2012 quarter compared to $7.4 million of net cash provided by operations in the December 2011 quarter. Most of the change is attributable to a decrease in cash used for working capital.

Cash used in investing activities for the December 2012 quarter totaled $27.9 million, compared to $31.1 million in the December 2011 quarter. The primary investing activities for the quarter ended December 29, 2012 were $28.1 million of capital expenditures. Capital expenditures for the quarter ended December 24, 2011 totaled $63.7 million, of which $32.6 million was funded by liquidation of investments from the Recovery Zone Facility Bond proceeds for new distribution facility construction costs.

Cash provided by financing activities during the December 2012 quarter totaled $38.0 million, compared with $21.1 million of cash used by financing activities during the December 2011 quarter. For the December 2012 quarter, principal payments on long-term debt were $2.9 million and cash dividends paid were $3.8 million. The Company borrowed an additional $44.7 million under its $175.0 million line of credit facility during the quarter.

In May 2009, the Company issued $575.0 million aggregate principal amount of senior notes due in 2017 (the “Notes”) in a private placement. The Notes bear an interest rate of 8.875% per annum and were issued at a discount to yield 9.5% per annum. The Notes become callable at a price of 104.438% of the principal amount outstanding on May 15, 2013. The Company is closely monitoring market conditions, which are currently more favorable than when the Notes were issued in 2009.

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There was $84.8 million outstanding under the line of credit at December 29, 2012.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at December 29, 2012. The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center adjacent to its current distribution center in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Bond proceeds were invested in a trust account with the Bond trustee. The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs. The account with the Bond trustee consisted of money market deposits and United States Treasury securities. All funds had been disbursed from the trust account as of September 29, 2012.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 29, 2012, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $697 million of additional borrowings (including borrowings under the line of credit) as of December 29, 2012.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its line of credit and long-term financing. As of December 29, 2012, the Company had unencumbered real property and equipment with a net book value of approximately $907 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 29, 2012 other than as disclosed elsewhere in this Form 10-Q.

Off Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively. Because of increased tax rates on dividends that went into effect in January 2013, the Company paid in December 2012 a special dividend equal to $0.66 cents per each Class A share and $0.60 cents per each Class B share. The Company also accelerated the payment of the regular quarterly January 2013 dividend into December 2012. Both dividends were declared on December 7, 2012, payable on December 31, 2012 to shareholders of record on December 21, 2012. The next scheduled regular quarterly cash dividend of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock is expected to be declared and paid in April 2013.

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

	THREE MONTHS ENDED
	DECEMBER 29, 2012	DECEMBER 24, 2011
All items	(0.1)%	—%
Food and beverages	0.2%	0.1%
Energy	(1.9)%	(1.6)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; sudden or significant changes in the availability of gasoline and retail gasoline prices; the maturation of new and expanded stores; general concerns about food safety; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and other risks and uncertainties, including those contained in the Company’s Annual Report on Form 10-K for the year ended September 29, 2012, as updated or supplemented by subsequent quarterly reports on Form 10-Q and current reports of Form 8-K filed with the Securities and Exchange Commission.

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

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. From time to time, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk. There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 29, 2012.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 29, 2012, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2012. After consideration of the matters discussed above, management has concluded that the Company’s controls and procedures were effective as of December 29, 2012.

(b)	Changes in Internal Control over Financial Reporting

The Company has set the timing and scope of its fiscal 2013 testing of internal controls over financial reporting and has begun performing tests for fiscal 2013.

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

10.3

Waiver and First Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K, File No. 0-14706, previously filed with the Commission on December 26, 2012, and incorporated herein by this reference).

10.4	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2012, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 7, 2013	/s/ Robert P. Ingle, II

Robert P. Ingle, II Chief Executive Officer

Date: February 7, 2013	/s/ Ronald B. Freeman

Ronald B. Freeman Vice President-Finance and Chief Financial Officer