Form 10-Q
period 2013-03-30
INGLES MARKETS INC
filed 2013-05-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of May 6, 2013, the Registrant had 12,973,303 shares of Class A Common Stock, $0.05 par value per share, outstanding and 11,286,473 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. Financial Information

Item 1. Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	MARCH 30, 2013	SEPTEMBER 29, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$12,182,370	$4,683,410
Receivables - net	64,701,655	61,519,081
Inventories	330,254,960	329,614,925
Other current assets	31,101,512	30,386,453

Total Current Assets	438,240,497	426,203,869
Property and Equipment – net	1,199,170,258	1,197,137,643
Other Assets	15,727,399	18,767,092

Total Assets	$1,653,138,154	$1,642,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$49,578,333	$49,928,264
Accounts payable - trade	161,620,848	163,541,226
Accrued expenses and current portion of other long-term liabilities	84,040,914	92,682,243

Total Current Liabilities	295,240,095	306,151,733
Deferred Income Taxes	83,205,000	84,120,000
Long-Term Debt	810,431,784	785,240,249
Other Long-Term Liabilities	10,189,895	9,183,153

Total Liabilities	1,199,066,774	1,184,695,135

Stockholders’ Equity:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	0	0
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding 12,973,300 shares at March 30, 2013 and 12,953,635 shares at September 29, 2012	648,665	647,682
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding 11,286,476 shares at March 30, 2013 and 11,306,141 shares at September 29, 2012	564,324	565,307
Paid-in capital in excess of par value	114,236,249	114,236,249
Retained earnings	338,622,142	341,964,231

Total Stockholders’ Equity	454,071,380	457,413,469

Total Liabilities and Stockholders’ Equity	$1,653,138,154	$1,642,108,604

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	THREE MONTHS ENDED
	MARCH 30, 2013	MARCH 24, 2012
Net sales	$918,638,125	$881,667,028
Cost of goods sold	720,310,609	689,231,579

Gross profit	198,327,516	192,435,449
Operating and administrative expenses	174,977,866	169,113,441
Rental income, net	318,055	367,923
Gain from sale or disposal of assets	4,054,095	151,168

Income from operations	27,721,800	23,841,099
Other income, net	739,704	801,776
Interest expense	15,720,348	14,944,800

Income before income taxes	12,741,156	9,698,075
Income tax expense	4,651,000	3,186,000

Net income	$8,090,156	$6,512,075

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.35	$0.28

Diluted earnings per common share	$0.33	$0.27

Class B Common Stock
Basic earnings per common share	$0.32	$0.26

Diluted earnings per common share	$0.32	$0.26

Cash dividends per common share:
Class A Common Stock	$0.99	$0.165

Class B Common Stock	$0.90	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 24, 2012
Net sales	$1,851,429,558	$1,799,904,957
Cost of goods sold	1,445,212,874	1,405,741,328

Gross profit	406,216,684	394,163,629
Operating and administrative expenses	349,823,648	340,921,970
Rental income, net	634,128	796,073
Gain from sale or disposal of assets	4,175,642	165,872

Income from operations	61,202,806	54,203,604
Other income, net	1,303,894	1,805,389
Interest expense	31,279,897	29,953,702

Income before income taxes	31,226,803	26,055,291
Income tax expense	11,569,000	8,946,000

Net income	$19,657,803	$17,109,291

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.85	$0.73

Diluted earnings per common share	$0.81	$0.70

Class B Common Stock
Basic earnings per common share	$0.77	$0.67

Diluted earnings per common share	$0.77	$0.67

Cash dividends per common share:
Class A Common Stock	$0.99	$0.33

Class B Common Stock	$0.90	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 30, 2013 AND MARCH 24, 2012

	CLASS A COMMON STOCK		CLASS B COMMON STOCK		PAID-IN CAPITAL IN EXCESS OF PAR VALUE	RETAINED EARNINGS
	SHARES	AMOUNT	SHARES	AMOUNT			TOTAL
Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	17,109,291	17,109,291
Cash dividends	—	—	—	—	—	(7,693,308)	(7,693,308)
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,593)	—	(2,617,067)
Common stock conversions	14,575	729	(14,575)	(729)	—	—	—

Balance, March 24, 2012	12,938,635	$646,932	11,321,141	$566,057	$114,236,249	$323,295,272	$438,744,510

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	19,657,803	19,657,803
Cash dividends	—	—	—	—	—	(22,999,892)	(22,999,892)
Common stock conversions	19,665	983	(19,665)	(983)	—	—	—

Balance, March 30, 2013	12,973,300	$648,665	11,286,476	$564,324	$114,236,249	$338,622,142	$454,071,380

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	SIX MONTHS ENDED
	MARCH 30, 2013	MARCH 24, 2012
Cash Flows from Operating Activities:
Net income	$19,657,803	$17,109,291
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	47,128,497	44,048,966
Gain on disposals of property and equipment	(4,175,642)	(165,872)
Receipt of advance payments on purchase contracts	3,015,720	2,376,551
Recognition of advance payments on purchase contracts	(1,754,024)	(1,644,138)
Deferred income taxes	(1,278,000)	(218,000)
Changes in operating assets and liabilities:
Receivables	(3,182,573)	703,582
Inventory	(640,035)	1,185,325
Other assets	(1,131,736)	(5,271,511)
Accounts payable and accrued expenses	(12,616,141)	15,601,213

Net Cash Provided by Operating Activities	45,023,869	73,725,407

Cash Flows from Investing Activities:
Proceeds from sales of restricted investments	—	52,488,767
Proceeds from sales of property and equipment	7,679,488	685,043
Capital expenditures	(47,046,109)	(103,478,132)

Net Cash Used by Investing Activities	(39,366,621)	(50,304,322)

Cash Flows from Financing Activities:
Proceeds from short-term borrowings	411,598,618	374,981,101
Payments on short-term borrowings	(389,719,260)	(374,981,101)
Proceeds from new long-term borrowings	8,000,000	3,250,000
Principal payments on long-term borrowings	(5,037,754)	(24,892,539)
Stock repurchases	—	(2,617,068)
Dividends paid	(22,999,892)	(7,693,308)

Net Cash Provided (Used) by Financing Activities	1,841,712	(31,952,915)

Net Increase (Decrease) in Cash and Cash Equivalents	7,498,960	(8,531,830)
Cash and cash equivalents at beginning of period	4,683,410	12,421,250

Cash and Cash Equivalents at End of Period	$12,182,370	$3,889,420

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended March 30, 2013 and March 24, 2012

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 30, 2013, and the results of operations for the three-month and six-month periods ended March 30, 2013 and March 24, 2012, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 30, 2013 and March 24, 2012. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2012, filed by the Company under the Securities Exchange Act of 1934 on December 26, 2012.

The results of operations for the three-month and six-month periods ended March 30, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the six-month period ended March 30, 2013.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $742,000 at each of March 30, 2013 and September 29, 2012.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 30, 2013, the Company had approximately $50,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits. As of March 30, 2013, the Company had gross unrecognized tax benefits of approximately $131,000, all of which, if recognized, would affect the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2009. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2008.

At March 30, 2013, the Company had approximately $7.2 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 30, 2013	September 29, 2012
Property, payroll, and other taxes payable	$11,635,727	$18,191,260
Salaries, wages and bonuses payable	21,037,852	25,350,513
Self-insurance liabilities	27,767,731	26,695,291
Interest payable	19,597,247	19,132,734
Other	4,002,357	3,312,445

Total	$84,040,914	$92,682,243

Self-insurance liabilities are established for general liability claims, workers’ compensation claims, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.3 million and $7.4 million for the three-month periods ended March 30, 2013 and March 24, 2012, respectively. For each of the six-month periods ended March 30, 2013 and March 24, 2012, employee insurance expense, net of employee contributions, totaled $17.8 million and $14.7 million, respectively.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit arrangement. At March 30, 2013, the Company had $175.0 million of total line of credit commitments, with $62.0 million outstanding.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”), plus a credit spread. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at March 30, 2013. The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 30, 2013.

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

	Three Months Ended March 30, 2013		Six Months Ended March 30, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,513,615	$3,576,541	$10,962,905	$8,694,898
Conversion of Class B to Class A shares	3,576,541	—	8,694,898	—

Net income allocated, diluted	$8,090,156	$3,576,541	$19,657,803	$8,694,898

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,961,853	11,297,923	12,958,169	11,301,607
Conversion of Class B to Class A shares	11,297,923	—	11,301,607	—

Weighted average shares outstanding, diluted	24,259,776	11,297,923	24,259,776	11,301,607

Earnings per share
Basic	$0.35	$0.32	$0.85	$0.77

Diluted	$0.33	$0.32	$0.81	$0.77

	Three Months Ended March 24, 2012		Six Months Ended March 24, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$3,620,798	$2,891,277	$9,492,303	$7,616,988
Conversion of Class B to Class A shares	2,891,277	—	7,616,988	—

Net income allocated, diluted	$6,512,075	$2,891,277	$17,109,291	$7,616,988

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,926,684	11,359,090	12,932,887	11,411,906
Conversion of Class B to Class A shares	11,359,090	—	11,411,906	—

Weighted average shares outstanding, diluted	24,285,774	11,359,090	24,344,793	11,411,906

Earnings per share
Basic	$0.28	$0.26	$0.73	$0.67

Diluted	$0.27	$0.26	$0.70	$0.67

I. SEGMENT INFORMATION

The Company operates three lines of business: retail grocery sales (representing the aggregation of individual retail stores), shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Revenues from unaffiliated customers:
Grocery sales	$886,374	$848,756	$1,786,170	$1,733,529
Shopping center rentals	2,056	2,136	4,242	4,429
Fluid dairy	32,264	32,911	65,260	66,376

Total revenues from unaffiliated customers	$920,694	$883,803	$1,855,672	$1,804,334

Income from operations:
Grocery sales	$24,415	$20,821	$55,256	$47,909
Shopping center rentals	318	368	634	796
Fluid dairy	2,989	2,652	5,313	5,499

Total income from operations	$27,722	$23,841	$61,203	$54,204

	March 30, 2013	September 29, 2012
Assets:
Grocery sales	$1,502,136	$1,486,109
Shopping center rentals	116,050	119,393
Fluid dairy	37,125	38,874
Elimination of intercompany receivable	(2,173)	(2,267)

Total assets	$1,653,138	$1,642,109

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Grocery	$359,466	$346,674	$730,727	$718,635
Non-foods	170,271	167,002	347,975	342,651
Perishables	218,433	202,579	438,381	412,448
Gasoline	138,204	132,501	269,087	259,795

Total grocery segment	$886,374	$848,756	$1,786,170	$1,733,529

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

For the three-month periods ended March 30, 2013 and March 24, 2012, respectively, the fluid dairy segment had $14.8 million and $14.3 million in sales to the grocery sales segment. The fluid dairy segment had $30.7 million and $29.5 million in sales to the grocery sales segment for the six-month periods ended March 30, 2013 and March 24, 2012, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs. Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions. These inputs are classified into the following hierarchy:

Level 1 Inputs –	Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs –	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs –	Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value require significant management judgment or estimation.

The carrying amount and fair value of the Company’s debt at March 30, 2013 is as follows (in thousands):

	Carrying Amount	Fair Value	Fair Value Measurements
Senior Notes, net of unamortized original issue discount	$564,791	$602,313	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	133,479	133,747	Level 2
Line of credit payable	62,000	62,000	Level 2

Total debt	$860,010	$897,800

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. During the six months ended March 30, 2013 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities. These marketable securities will be liquidated and invested in life insurance policies in future periods. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (74), North Carolina (69), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include health and beauty care products and general merchandise. The Company also offers quality private label items. As of March 30, 2013, the Company operated 83 in-store pharmacies and 73 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 30, 2013, the Company’s self insurance reserves totaled $27.8 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three- or six-month periods ended March 30, 2013.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs, which is included in cost of goods sold, totaled $30.8 million and $27.0 million for the fiscal quarters ended March 30, 2013 and March 24, 2012, respectively. For the six-month periods ended March 30, 2013 and March 24, 2012, vendor allowances applied as a reduction of merchandise costs totaled $63.7 million and $57.0 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.6 million and $3.2 million for the fiscal quarters ended March 30, 2013 and March 24, 2012, respectively. For the six-month periods ended March 30, 2013 and March 24, 2012, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.5 million and $6.6 million, respectively.

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

Uncertain Tax Positions

Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. A reserve for uncertain tax positions, including interest and penalties, of $0.2 million is included in the Company’s income taxes payable at both March 30, 2013 and September 29, 2012. The reserve for uncertain tax positions has been recorded based on management’s assumption that certain tax positions would be successfully challenged by taxing authorities.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 30, 2013 and March 24, 2012, respectively. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 30, 2013 and March 24, 2012, comparable store sales include 203 and 202 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	21.6%	21.8%	21.9%	21.9%
Operating and administrative expenses	19.1%	19.2%	18.9%	18.9%
Gain from sale or disposal of assets	0.4%	—%	0.2%	—%
Income from operations	3.0%	2.7%	3.3%	3.0%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.7%	1.7%	1.7%	1.7%
Income before income taxes	1.4%	1.1%	1.7%	1.5%
Income taxes	0.5%	0.4%	0.6%	0.5%
Net income	0.9%	0.7%	1.1%	1.0%

Three Months Ended March 30, 2013 Compared to the Three Months Ended March 24, 2012

Net income for the second quarter of fiscal 2013 totaled $8.1 million, compared with net income of $6.5 million earned for the second quarter of fiscal 2012. Higher sales, influenced by Easter occurring in the current-year quarter, and a gain on the sale of a closed store property were the primary factors behind the increase.

Net Sales. Net sales increased by $36.9 million to $918.6 million for the three months ended March 30, 2013 from $881.7 million for the three months ended March 24, 2012. Ingles operated 203 stores at March 30, 2013 and March 24, 2012. Retail square footage was approximately 11.0 million at March 30, 2013 and at March 24, 2012. Excluding gasoline sales, total sales increased 5.0% over the comparative fiscal second quarter.

Grocery segment comparable store sales grew $29.3 million, or 3.4%, in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012. Excluding gasoline, comparable store sales increased 3.8%. Easter occurred during the second quarter of fiscal 2013 and occurred in the third quarter of fiscal 2012. Comparable store sales, excluding the effect of gasoline and the extra Easter sales in the current fiscal quarter, increased 2.7%. Retail gasoline sales prices were relatively level and the number of gallons sold increased during the second quarter of fiscal 2013 compared with the second quarter of fiscal 2012. The number of customer transactions (excluding gasoline) increased 3.3%, and the average transaction size (excluding gasoline) increased by 1.9%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 30, 2013	March 24, 2012
Grocery	$359,466	$346,674
Non-foods	170,271	167,002
Perishables	218,433	202,579
Gasoline	138,204	132,501

Total grocery segment	$886,374	$848,756

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended March 30, 2013 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 24, 2012	$848,756
Comparable store sales increase (including gasoline)	28,206
Effect of Easter in 2nd quarter of fiscal 2013	8,176
Other	1,236

Total grocery sales for the three months ended March 30, 2013	$886,374

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.6 million or 1.9% in the March 2013 quarter compared to the March 2012 quarter. Raw milk costs increased slightly and the case volume of products sold decreased slightly comparing the second fiscal quarters of 2013 and 2012.

Gross Profit. Gross profit for the three-month period ended March 30, 2013 increased $5.9 million, or 3.1%, to $198.3 million, or 21.6% of sales, compared with gross profit $192.4 million, or 21.8% of sales, for the three-month period ended March 24, 2012.

Grocery segment gross profit as a percentage of total sales was affected by increased competitive pressures and lower gasoline margins. Excluding gasoline sales, grocery segment gross profit as a percentage of sales decreased 32 basis points in the second quarter of fiscal 2013 compared with the same fiscal 2012 period.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 11.8% for the March 2013 quarter, compared with 10.7% of sales, for the March 2012 quarter. Raw milk prices were higher during the March 2013 quarter, and the cents per gallons margin was increased over the comparative second fiscal quarter of 2013 and 2012.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $5.9 million, or 3.5%, to $175.0 million for the three months ended March 30, 2013, from $169.1 million for the three months ended March 24, 2012. As a percentage of sales, operating and administrative expenses were 19.1% for the three months ended March 30, 2013 compared with 19.2% for the three months ended March 24, 2012. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the second fiscal 2013 quarter and 22.4% for the second fiscal 2012 quarter.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$3.2	0.35%
Insurance expense	$1.6	0.17%
Depreciation and amortization	$(0.9)	(0.10)%
Supplies	$0.8	0.09%
Taxes and licenses	$0.5	0.05%
Repairs and maintenance	$0.4	0.05%

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume.

Insurance expense increased due to adverse claims experience under the Company’s self insurance programs.

Depreciation and amortization expense decreased as a result of changes to the mix of store-based capital expenditures in recent years.

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

Rental Income, Net. Rental income, net totaled $0.3 million for the quarter ended March 30, 2013 and $0.4 million for the quarter ended March 24, 2012. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain from sale or disposal of assets. During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.

Other Income, Net. Other income, net totaled $0.7 million for the three-month period ended March 30, 2013 and $0.8 million for the three month period ended March 24, 2012. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense increased $0.8 million for the three-month period ended March 30, 2013 to $15.7 million from $14.9 million for the three-month period ended March 24, 2012. Total debt at March 30, 2013 was $860.0 million compared with $833.5 million at March 24, 2012. Interest expense increased due to higher total debt and due to the $99.7 million of Recovery Zone Facility Bonds (the “Bonds”). Interest on the Bonds was capitalized as a construction cost of the new distribution facility prior to its opening in mid-2012. For the three months ended March 30, 2013 this interest was expensed.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.5% for the quarter ended March 30, 2013 compared with 32.9% for the quarter ended March 24, 2012.

Net Income. Net income totaled $8.1 million for the three-month period ended March 30, 2013 compared with $6.5 million for the three-month period ended March 24, 2012. Net income, as a percentage of sales, was 0.9% for the quarter ended March 30, 2013 and 0.7% for the quarter ended March 24, 2012. Basic and diluted earnings per share for Class A Common Stock were $0.35 and $0.33, respectively, for the quarter ended March 30, 2013 compared to $0.28 and $0.27, respectively, for the quarter ended March 24, 2012. Basic and diluted earnings per share for Class B Common Stock were each $0.32 for the quarter ended March 30, 2013 compared to $0.26 of basic and diluted earnings per share for the quarter ended March 24, 2012.

Six Months Ended March 30, 2013 Compared to the Six Months Ended March 24, 2012

Net income for the first half of fiscal 2013 totaled $19.7 million compared with net income of $17.1 million earned for the comparable fiscal 2012 period. Increases in total sales and comparable store sales, along with a gain on a property sale more than offset increases in operating expenses.

Net Sales. Net sales increased by $51.5 million to $1.85 billion for the six months ended March 30, 2013 from $1.80 billion for the six months ended March 24, 2012. Excluding gasoline, total sales increased $42.4 million, or 2.7% over the comparative six month 2013 and 2012 periods.

Grocery segment comparable store sales grew $51.2 million, or 3.0%, for the first six months of fiscal 2013 compared to the same period of fiscal 2012. Comparable store sales, excluding the effect of gasoline and the extra Easter sales in the first half of fiscal 2013, increased 2.4%. The retail per gallon price of gasoline was approximately 1.4% higher during the first six months of fiscal 2013 compared with the first six months of fiscal 2012. Total gallons sold increased 4.3% over the comparable six month periods. The number of customer transactions (excluding gasoline) increased 2.3%, while the average transaction size (excluding gasoline) increased by 0.6%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 30, 2013	March 24, 2012
Grocery	$730,727	$718,635
Non-foods	347,975	342,651
Perishables	438,381	412,448
Gasoline	269,087	259,795

Total grocery segment	$1,786,170	$1,733,529

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the six months ended March 30, 2013 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 24, 2012	$1,733,529
Comparable store sales increase (including gasoline)	43,050
Effect of Easter in first half of fiscal 2013	8,176
Other	1,415

Total grocery sales for the six months ended March 30, 2013	$1,786,170

Net sales to outside parties for the Company’s milk processing subsidiary decreased $1.1 million, or 1.6%, for the six months ended March 2013 compared with the six months ended March 2012. As noted in the three-month discussion, raw milk costs increased slightly and the case volume of products sold decreased slightly comparing the first half of fiscal 2013 and 2012. Milk sales volumes have decreased nationwide, partly as a result of rising prices.

Sales growth for the remainder of fiscal 2013 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk. In addition to a new store that opened in April, 2013, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth. The Company does not anticipate opening any other new stores during the remainder of fiscal 2013, although new stores are currently under construction that will open during fiscal 2014. The Company continues to remodel existing stores in order to increase sales at a lower cost than additional square footage.

Gross Profit. Gross profit for the six months ended March 30, 2013 increased $12.0 million, or 3.1%, to $406.2 million compared with $394.2 million, for the six months ended March 24, 2012. As a percent of sales, gross profit was 21.9% for each of the six months ended March 30, 2013 and March 24, 2012.

Gross profit dollars increased due to the higher sales volume. Gross profit dollars contributed by gasoline was higher for the first half of fiscal 2013 compared with the first half of fiscal 2012. Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased eight basis points in the second quarter of fiscal 2013 compared with the same fiscal 2012 period.

Gross profit as a percentage of sales for the Company’s milk processing subsidiary was 10.9% of sales for both the March 2013 and March 2012 six month periods.

Operating and Administrative Expenses. Operating and administrative expenses increased $8.9 million, or 2.6%, to $349.8 million for the six months ended March 30, 2013, from $340.9 million for the six months ended March 24, 2012. As a percentage of sales, operating and administrative expenses were 18.9% for both the six-month periods ended March 30, 2013 and March 24, 2012. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were level at 22.0% of sales for the fiscal 2013 six month period compared with 21.9% for the first six months of fiscal 2012.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase (decrease) in millions	Increase (decrease) as a % of sales
Salaries and wages	$6.4	0.34%
Insurance expense	$2.4	0.13%
Depreciation and amortization	$(1.9)	(0.10)%
Supplies	$1.2	0.06%
Taxes and licenses	$0.9	0.05%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Insurance expense decreased due to lower claims under the Company’s self insurance programs.

Depreciation and amortization expense decreased as a result of changes to the mix of store-based capital expenditures in recent years.

Supply costs increased due to increased costs of petroleum based packaging and changes in packaging in certain perishable departments.

Taxes and licenses increased due to increased property taxes and other taxes and fees charged by municipalities in which the Company operates stores.

Rental Income, Net. Rental income, net decreased $0.2 million to $0.6 million for the six-month period ended March 30, 2013 from $0.8 million in the March 2012 comparable period. Following a period of increased vacancies attributed to the economic recession, the Company’s tenant base has somewhat stabilized.

Gain from sale or disposal of assets. During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million. There were no significant sale or disposal transactions during the first six months of fiscal 2012.

Other Income, Net. Other income, net totaled $1.3 million for the six-month period ended March 30, 2013 compared with $1.8 million for the six-month period ended March 24, 2012. The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense increased $1.3 million for the six-month period ended March 30, 2013 to $31.3 million from $30.0 million for the six-month period ended March 24, 2012. Interest expense increased due to higher total debt and due to the $99.7 million of Recovery Zone Facility Bonds (the “Bonds”). Interest on the Bonds was capitalized as a construction cost of the new distribution facility prior to its opening in mid-2012.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.0% for the six-month period ended March 30, 2013 compared to 34.3% for the six-month period ended March 24, 2012. The effective tax rate increased primarily as a result of expiring tax credits.

Net Income. Net income totaled $19.7 million for the six-month period ended March 30, 2013 compared with $17.1 million for the six-month period ended March 24, 2012. Net income, as a percentage of sales, was 1.1% for the six months ended March 30, 2013 and 1.0% for the six months ended March 24, 2012. Basic and diluted earnings per share for Class A Common Stock were $0.85 and $0.81, respectively, for the six months ended March 30, 2013 compared to $0.73 and $0.70, respectively, for the six months ended March 24, 2012. Basic and diluted earnings per share for Class B Common Stock were each $0.77 for the six months ended March 30, 2013 compared to $0.67 of basic and diluted earnings per share for the six months ended March 24, 2012.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Therefore, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.

Capital expenditures totaled $47.0 million for the six-month period ended March 30, 2013. Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores and the construction of a new store that opened in April 2013. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open in fiscal 2014.

Ingles’ capital expenditure plans for fiscal 2013 include investments of approximately $100 to $130 million. The majority of the Company’s fiscal 2013 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2014 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 30, 2013 totaled $6.2 million.

Liquidity

The Company generated net cash from operations of $45.0 million for the six months ended March 30, 2013 compared to $73.7 million for the comparable 2012 period. Most of the change is attributable to increased working capital requirements during the fiscal 2013 six-month period.

Cash used by investing activities for the six-month period ended March 30, 2013 totaled $39.4 million, comprised primarily of $47.0 million of capital expenditures during the period less proceeds from the sale of a closed store property totaling $7.7 million.

Cash provided by financing activities during the six-month period ended March 30, 2013 totaled $1.8 million. The primary components were net debt repayments of $5.0 million, dividends of $23.0 million and net borrowings (mostly under its line of credit) totaling $29.9 million. Cash used by financing activities during the six-month period ended March 24, 2012 totaled $32.0 million.

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

In connection with the offering of the Notes, the Company entered into a new three-year $175.0 million line of credit. On December 29, 2010 the maturity date of the $175.0 million line of credit was extended to December 29, 2015. There was $62.0 million outstanding under the line of credit at March 30, 2013.

The line of credit provides the Company with various interest rate options generally at rates less than prime. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.2 million of unused letters of credit were issued at March 30, 2013. The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center adjacent to its current distribution facility in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 30, 2013, the Company was in compliance with these covenants by a significant margin.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under its lines of credit and long-term financing. As of March 30, 2013, the Company had unencumbered real property and equipment with a net book value of approximately $909 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including existing bank lines of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively. Because of increased tax rates on dividends that went into effect in January 2013, the Company paid in December 2012 a special dividend equal to $0.66 cents per each Class A share and $0.60 cents per each Class B share. The Company also accelerated the payment of the regular quarterly January 2013 dividend into December 2012. Both dividends were declared on December 7, 2012, payable on December 31, 2012 to shareholders of record on December 21, 2012. The next scheduled regular quarterly cash dividend of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock was declared on April 1, 2013, paid on April 25, 2013 to shareholders of record on April 11, 2013.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter as it did during fiscal 2013. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area. The fluid dairy segment of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate segment is not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Three Months Ended		Twelve Months Ended
	March 30, 2013	March 24, 2012	March 30, 2013	March 24, 2012
All items	0.2%	0.3%	1.5%	2.7%
Food and beverages	—%	1.3%	1.5%	3.3%
Energy	0.4%	1.4%	(1.6)%	4.6%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 30, 2013, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2012. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 30, 2013.

(b) Changes in Internal Control over Financial Reporting

The Company has begun testing of internal controls over financial reporting performing tests for fiscal year 2013.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6.	EXHIBITS

(a)	Exhibits.

3.1	Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3	Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated April 23, 2012 (included as Exhibit 3.3 to Ingles Markets, Incorporated Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4	Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1	Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2	Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.3	Indenture, dated as of May 12, 2009, between Ingles Markets, Incorporated and U.S. Bank, National Association, as Trustee, governing the 8 7/8% Senior Notes Due 2017, including the form of unregistered 8 7/8% Senior Note Due 2017 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

4.4	Registration Rights Agreement, dated May 12, 2009, among the Company and Banc of America Securities LLC, Wachovia Capital Markets, LLC and BB&T, a division of Scott & Stringfellow, LLC (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.1	Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2	Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.3	Waiver and First Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K, File No. 0-14706, previously filed with the Commission on December 26, 2012, and incorporated herein by this reference).

10.4	Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

101*	The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter and six months ended March 30, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 8, 2013	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: May 8, 2013	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer