Form 10-Q
period 2013-06-29
INGLES MARKETS INC
filed 2013-08-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29,  2013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company.)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒.

As of August 2,  2013, the Registrant had 13,317,225 shares of Class A Common Stock, $0.05 par value per share, outstanding and 9,442,551 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29,	September 29,
	2013	2012
ASSETS
Current Assets:
Cash and cash equivalents	$4,552,575	$4,683,410
Receivables - net	59,963,880	61,519,081
Inventories	334,544,538	329,614,925
Other current assets	40,380,010	30,386,453
Total Current Assets	439,441,003	426,203,869
Property and Equipment – Net	1,198,292,011	1,197,137,643
Other Assets	21,940,561	18,767,092
Total Assets	$1,659,673,575	$1,642,108,604

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$20,788,445	$49,928,264
Accounts payable - trade	155,421,709	163,541,226
Accrued expenses and current portion of other long-term liabilities	58,981,406	92,682,243
Total Current Liabilities	235,191,560	306,151,733
Deferred Income Taxes	85,761,000	84,120,000
Long-Term Debt	913,723,060	785,240,249
Other Long-Term Liabilities	26,309,364	9,183,153
Total Liabilities	1,260,984,984	1,184,695,135
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,007,225 shares issued and outstanding June 29, 2013; 12,953,635 shares issued and outstanding at September 29, 2012	650,362	647,682
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 9,752,551 shares issued and outstanding June 29, 2013; 11,306,141 shares issued and outstanding at September 29, 2012	487,627	565,307
Paid-in capital in excess of par value	77,186,249	114,236,249
Retained earnings	320,364,353	341,964,231
Total Stockholders’ Equity	398,688,591	457,413,469
Total Liabilities and Stockholders’ Equity	$1,659,673,575	$1,642,108,604

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 29,	June 23,
	2013	2012

Net sales	$931,911,991	$917,755,732
Cost of goods sold	721,584,536	711,803,418
Gross profit	210,327,455	205,952,314
Operating and administrative expenses	177,812,125	172,254,539
Rental income, net	325,455	515,114
Gain from sale or disposal of assets	62,172	514,421
Income from operations	32,902,957	34,727,310
Other income, net	778,323	890,738
Interest expense	16,001,255	14,896,442
Loss on early extinguishment of debt	43,089,248	—
Income (loss) before income taxes	(25,409,223)	20,721,606
Income tax expense (benefit)	(10,985,000)	7,663,000
Net income (loss)	$(14,424,223)	$13,058,606

Per share amounts:
Class A Common Stock
Basic earnings (loss) per common share	$(0.62)	$0.56
Diluted earnings (loss) per common share	$(0.62)	$0.54
Class B Common Stock
Basic earnings (loss) per common share	$(0.56)	$0.51
Diluted earnings (loss) per common share	$(0.56)	$0.51
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 29,	June 23,
	2013	2012

Net sales	$2,783,341,549	$2,717,660,689
Cost of goods sold	2,166,797,410	2,117,544,746
Gross profit	616,544,139	600,115,943
Operating and administrative expenses	527,635,772	513,176,510
Rental income, net	959,583	1,311,188
Gain from sale or disposal of assets	4,237,814	680,293
Income from operations	94,105,764	88,930,914
Other income, net	2,082,217	2,696,127
Interest expense	47,281,153	44,850,144
Loss on early extinguishment of debt	43,089,248	—
Income before income taxes	5,817,580	46,776,897
Income tax expense	584,000	16,609,000
Net income	$5,233,580	$30,167,897

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.23	$1.29
Diluted earnings per common share	$0.21	$1.24
Class B Common Stock
Basic earnings per common share	$0.21	$1.18
Diluted earnings per common share	$0.21	$1.18
Cash dividends per common share
Class A Common Stock	$1.155	$0.495
Class B Common Stock	$1.050	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 29,  2013 AND JUNE 23,  2012

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	30,167,897	30,167,897
Cash dividends	—	—	—	—	—	(11,526,355)	(11,526,355)
Common stock conversions	14,575	729	(14,575)	(729)	—	—	—
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,594)	—	(2,617,068)
Balance, June 23, 2012	12,938,635	$646,932	11,321,141	$566,057	$114,236,248	$332,520,831	$447,970,068

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	5,233,580	5,233,580
Cash dividends	—	—	—	—	—	(26,833,458)	(26,833,458)
Common stock conversions	53,590	2,680	(53,590)	(2,680)	—	—	—
Stock repurchases, at cost	—	—	(1,500,000)	(75,000)	(37,050,000)	—	(37,125,000)
Balance, June 29, 2013	13,007,225	$650,362	9,752,551	$487,627	$77,186,249	$320,364,353	$398,688,591

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 29,	June 23,
	2013	2012
Cash Flows from Operating Activities:
Net income	$5,233,580	$30,167,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	71,082,750	66,875,056
Loss on early extinguishment of debt	43,089,248	—
Gain on disposals of property and equipment	(4,237,814)	(680,293)
Receipt of advance payments on purchases contracts	3,215,720	2,976,551
Recognition of advance payments on purchases contracts	(2,632,535)	(2,388,095)
Deferred income taxes	479,000	550,000
Changes in operating assets and liabilities:
Receivables	1,555,201	21,904
Inventory	(4,929,613)	(13,173,458)
Other assets	(10,915,150)	(5,190,711)
Accounts payable and accrued expenses	(19,884,732)	5,739,212
Net Cash Provided by Operating Activities	82,055,655	84,898,063
Cash Flows from Investing Activities:
Proceeds from sales of restricted investments	—	75,730,905
Proceeds from sales of property and equipment	7,732,616	1,337,030
Capital expenditures	(76,776,219)	(144,886,976)
Net Cash Used by Investing Activities	(69,043,603)	(67,819,041)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	566,231,646	610,609,424
Payments on short-term borrowings	(602,877,000)	(590,609,424)
Proceeds from issuance of bonds	700,000,000	—
Bond issuance costs	(9,318,363)	—
Proceeds from other long-term borrowings	8,000,000	3,250,000
Principal payments on long-term borrowings	(583,461,082)	(32,299,368)
Prepayment penalties on debt extinguishment	(27,759,630)	—
Stock repurchases	(37,125,000)	(2,617,068)
Dividends paid	(26,833,458)	(11,526,355)
Net Cash Used by Financing Activities	(13,142,887)	(23,192,791)
Net Decrease in Cash and Cash Equivalents	(130,835)	(6,113,769)
Cash and cash equivalents at beginning of period	4,683,410	12,421,250
Cash and Cash Equivalents at End of Period	$4,552,575	$6,307,481

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 29,  2013 and June 23,  2012

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 29,  2013, the results of operations for the three-month and nine-month periods ended June 29,  2013 and June 23,  2012, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 29,  2013 and June 23,  2012. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29,  2012 filed by the Company under the Securities Exchange Act of 1934 on December 26, 2012.

The results of operations for the three-month and nine-month periods ended June 29,  2013 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the nine-month period ended June 29, 2013.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $742,000 at both June 29, 2013 and September 29, 2012.

D.  INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 29, 2013, the Company had approximately $50,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.  As of June 29, 2013, the Company had gross unrecognized tax benefits of approximately $140,000, all of which, if recognized, would affect the effective tax rate.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2009. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2008.

The Company had approximately $18.9 million and $14.2 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at June 29, 2013 and June 23, 2012, respectively.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 29,	September 29,
	2013	2012
Property, payroll and other taxes payable	$15,833,485	$18,191,260
Salaries, wages and bonuses payable	23,547,365	25,350,513
Self-insurance liabilities	13,152,660	26,695,291
Interest payable	2,918,049	19,132,734
Other	3,529,847	3,312,445
	$58,981,406	$92,682,243

 Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation,  $500,000  for general liability and $325,000 per covered person for medical care benefits for a policy year. At June 29, 2013 the Company’s self-insurance reserves totaled $28.8 million.  Of this amount, $13.2 million is accounted for as a current liability and $15.6 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $6.7 million and $7.9 million for each of the three-month periods ended June 29,  2013 and June 23,  2012, respectively. For the nine-month periods ended June 29,  2013 and June 23,  2012, employee insurance expense, net of employee contributions, totaled $24.5 million and $22.6 million, respectively.

F. LONG-TERM DEBT

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.750% per annum and were issued at par. Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017,  $52.0 million of indebtedness outstanding under the Company’s line of credit, and to pay costs related to the offering of the Notes.  Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures. Of the $575.0 million principal amount repaid, $448.3 million was repaid via a tender offer and $126.7 million was legally defeased.  In connection with the repayment of the $575.0 million senior notes, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.  These amounts comprise the line item “Loss on early extinguishment of debt” on the Condensed Consolidated Statements of Income for the three and nine months ended June 29, 2013.

The Company expects to file a registration statement with the Securities and Exchange Commission to exchange the private placement notes with registered notes.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 29, 2013, the Company had $3.5 million of borrowings outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at June 29, 2013.  The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for:  (A) acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center to be located in Buncombe County, North Carolina (the “Project”), and (B) the payment of certain expenses incurred in connection with the issuance of the Bonds.  The final maturity date of the Bonds is January 1, 2036.

Bond proceeds were invested in a trust account with the Bond trustee.  The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs.  Disbursements from the trust account are listed in the line item “Proceeds from sales of restricted investments” on the Condensed Consolidated Statements of Cash Flows for the nine months ended June 23, 2012.  All funds had been disbursed from the trust account as of September 29, 2012.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions.  Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 begins on January 1, 2014.

In connection with the offering of the Notes, the Company extended the maturity date of the Covenant Agreement from January 2, 2018 to June 30, 2021 and modified certain interest rate options and covenants. The Company may redeem the Bonds without penalty or premium at any time prior to June 30, 2021.

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation.  The interest rate on the Bonds is equal to one month LIBOR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project.  Additional collateral was required in order to meet certain loan to value criteria in the Covenant Agreement.  The Covenant Agreement incorporates substantially all financial covenants included in the line of credit.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at June 29, 2013.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At June 29, 2013 the Company classified $25.8 million of notes maturing in July 2013 as long-term on the Condensed Consolidated Balance Sheet, reflecting its intent and ability to refinance this debt on a long-term basis.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 25,  2013 to stockholders of record on April 11,  2013.

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

The Company calculates earnings per share for its Class A Common Stock and Class B Common Stock in accordance with FASB ASC Topic 260.

The two-class method of computing basic earnings per share for each period reflects the cash dividends paid per share for each class of stock, plus the amount of allocated undistributed earnings per share computed using the participation percentage which reflects the dividend rights of each class of stock.  Diluted earnings per share is calculated assuming conversion of all shares of Class B Common Stock to shares of Class A Common Stock on a share-for-share basis unless the conversion is anti-dilutive.   For the three months ended June 29, 2013, 11,227,553 shares of convertible Class B Common Stock were not included in the diluted earnings per share calculation.  The tables below reconcile the numerators and denominators of basic and diluted earnings per share for current and prior periods.

	Three Months Ended		Nine Months Ended
	June 29, 2013		June 29, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income (loss) allocated, basic	$(8,081,085)	$(6,343,138)	$2,904,941	$2,328,639
Conversion of Class B to Class A shares	—	—	2,328,639	—
Net income (loss) allocated, diluted	$(8,081,085)	$(6,343,138)	$5,233,580	$2,328,639

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,982,792	11,227,533	12,966,377	11,276,916
Conversion of Class B to Class A shares	—	—	11,276,916	—
Weighted average shares outstanding, diluted	12,982,792	11,227,533	24,243,293	11,276,916

Earnings (loss) per share
Basic	$(0.62)	$(0.56)	$0.23	$0.21
Diluted	$(0.62)	$(0.56)	$0.21	$0.21

The per share amounts for the third quarter of fiscal 2012 and the nine months ended June 23, 2012 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 23, 2012		June 23, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$7,273,195	$5,785,411	$16,759,202	$13,408,695
Conversion of Class B to Class A shares	5,785,411	—	13,408,695	—
Net income allocated, diluted	$13,058,606	$5,785,411	$30,167,897	$13,408,695

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,938,635	11,321,141	12,934,803	11,381,651
Conversion of Class B to Class A shares	11,321,141	—	11,381,651	—
Weighted average shares outstanding, diluted	24,259,776	11,321,141	24,316,454	11,381,651

Earnings per share
Basic	$0.56	$0.51	$1.29	$1.18
Diluted	$0.54	$0.51	$1.24	$1.18

I. SEGMENT INFORMATION

The Company operates three lines of business: retail grocery sales, shopping center rentals, and a fluid dairy processing plant. All of the Company’s operations are domestic. Information about the Company’s operations by lines of business (in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Revenues from unaffiliated customers:
Grocery sales	$899,535	$886,016	$2,685,705	$2,619,545
Shopping center rentals	2,103	2,329	6,346	6,758
Fluid dairy	32,377	31,740	97,637	98,116
Total revenues from unaffiliated customers	$934,015	$920,085	$2,789,688	$2,724,419

Income from operations:
Grocery sales	$29,960	$31,496	$85,215	$79,405
Shopping center rentals	325	515	960	1,311
Fluid dairy	2,618	2,716	7,931	8,215
Total income from operations	$32,903	$34,727	$94,106	$88,931

	June 29,	September 29,
	2013	2012
Assets:
Grocery sales	$1,508,817	$1,486,109
Shopping center rentals	116,050	119,393
Fluid dairy	36,938	38,874
Elimination of intercompany receivable	(2,131)	(2,267)
Total assets	$1,659,674	$1,642,109

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Grocery	$344,742	$349,250	$1,075,061	$1,067,885
Non-foods	178,402	177,672	526,783	520,324
Perishables	229,523	218,322	667,905	630,770
Gasoline	146,868	140,772	415,956	400,566
Total grocery segment	$899,535	$886,016	$2,685,705	$2,619,545

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

For the three-month periods ended June 29, 2013 and June 23, 2012, respectively, the fluid dairy segment had $13.4 million and $13.5 million in sales to the grocery sales segment. The fluid dairy segment had $44.1 million and $43.0 million in sales to the grocery sales segment for the nine-month periods ended June 29, 2013 and June 23, 2012, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 29, 2013 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$687,750	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	131,296	131,507	Level 2
Line of credit payable	3,475	3,475	Level 2
Total debt	$934,511	$922,472

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the nine months ended June 29, 2013 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. RELATED PARTY TRANSACTIONS

During the three months ended June 29, 2013, the Company approved the repurchase of 1.5 million shares of the Company’s Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company.  The aggregate purchase price for the stock was $37.1 million, equal to the fair market value of the Company’s publicly traded Class A Common Stock at the time of the transaction.  The transaction was approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines.

M. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 204 supermarkets in Georgia (74), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products, including health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of book sections, media centers, floral departments, premium coffee kiosks, certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 29,  2013, the Company operated 84 in-store pharmacies and 74 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 29, 2013, the Company’s self insurance reserves totaled $28.8 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three- or nine-month periods ended June 29, 2013.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.4 million and $29.0 million for the fiscal quarters ended June 29,  2013 and June 23,  2012, respectively.  For the nine-month periods ended June 29,  2013 and June 23,  2012, vendor allowances applied as a reduction of merchandise costs totaled $93.1 million and $84.4 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.3 million for the fiscal quarter ended June 29, 2013 and $3.1 million for the fiscal quarter ended June 23,  2012.  For the nine-month periods ended June 29,  2013 and June 23,  2012, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.8 million and $9.7 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 29,  2013 and June 23,  2012.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Management analyzes comparable store sales for the 13 and 39 weeks ended June 29, 2013 with the corresponding 13 and 39 calendar weeks of the previous year, which may be different from the 13 and 39 weeks used for the previous year’s financial statements.  Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 29,  2013 and June 23,  2012, comparable store sales include 203 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.6%	22.4%	22.2%	22.1%
Operating and administrative expenses	19.1%	18.8%	19.0%	18.9%
Rental income, net	—%	0.1%	—%	0.1%
Gain from sale or disposal of assets	—%	—%	0.1%	—%
Income from operations	3.5%	3.8%	3.4%	3.3%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.7%	1.6%	1.7%	1.7%
Loss on early extinguishment of debt	4.6%	—%	1.6%	—%
Income tax expense (benefit)	(1.2)%	0.8%	—%	0.6%
Net income (loss)	(1.6)%	1.4%	0.2%	1.1%

Three Months Ended June 29,  2013 Compared to the Three Months Ended June 23,  2012

Net loss for the third quarter of fiscal 2013 totaled $14.4 million, compared with net income of $13.1 million earned for the third quarter of fiscal 2012.  During the third quarter of fiscal 2013, the Company incurred $43.1 million of pre-tax debt extinguishment costs in conjunction with refinancing the majority of its borrowing arrangements at lower interest rates and on more favorable terms.

Net Sales. Net sales increased $14.2 million, or 1.5% to $931.9 million for the three months ended June 29, 2013 from  $917.8 million for the three months ended June 23,  2012.    Excluding gasoline, net sales increased 1.0%.   Ingles operated 204 stores at June 29,  2013,  and 203 stores at June 23,  2012. Retail square footage was approximately 11.1 million at June 29, 2013 and 11.0 million at June 23, 2012.

Grocery segment sales grew $13.5 million, or 1.5% in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012.  Easter occurred during the second quarter of fiscal 2013 and occurred in the third quarter of fiscal 2012.  Comparable store sales, excluding the effect of gasoline and the extra Easter sales in the last year’s third fiscal quarter, increased 1.4%.   Retail gasoline sales prices decreased approximately 5% and the number of gallons sold increased approximately 10% during the third quarter of fiscal 2013 compared with the third quarter of fiscal 2012.  The number of customer transactions (excluding gasoline) increased 0.8%, and the average transaction size (excluding gasoline) increased slightly.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 29,	June 23,
	2013	2012
Grocery	$344,742	$349,250
Non-foods	178,402	177,672
Perishables	229,523	218,322
Gasoline	146,868	140,772
Total grocery segment	$899,535	$886,016

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 29, 2013 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 23, 2012	$886,016
Comparable store sales increase (including gasoline)	12,368
Effect of Easter in third quarter of fiscal 2012	(8,176)
Impact of stores opened in fiscal 2013	6,305
Other, including effect of calendar week vs fiscal week comparison	3,022
Total grocery sales for the three months ended June 29, 2013	$899,535

Net sales to outside parties for the Company’s milk processing subsidiary increased $0.6 million, or 2.0%, in the June 2013 quarter compared to the June 2012 quarter. The sales increase is attributable to a 10.9% increase in raw milk costs, offset by a decrease in the volume of gallons sold.

Gross Profit. Gross profit for the three-month period ended June 29,  2013 increased $4.4 million, or 2.1%, to $210.3 million, or 22.6%  of sales, compared to $205.9 million, or 22.4% of sales, for the three-month period ended June 23,  2012.

Grocery segment gross profit as a percentage of total sales was affected by a more favorable mix of products sold and by lower gasoline margins.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 49 basis points in the third quarter of fiscal 2013 compared with the same fiscal 2012 period.

Gross profit for the Company’s milk processing subsidiary for the June 2013 quarter increased $0.2 million, or 4.5%, to $5.1 million, or 11.2% of sales, compared to $4.9 million, or 10.8% of sales for the June 2012 quarter.   Raw milk prices were higher during the June 2013 quarter, and the cents per gallon margin increased over the comparable third fiscal quarters.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $5.5 million, or 3.2%, to $177.8 million for the three months ended June 29, 2013, from $172.3 million for the three months ended June 23,  2012. As a percentage of sales, operating and administrative expenses were 19.1% for the three months ended June 29,  2013 compared to 18.8% for the three months ended June 23,  2012.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.5% of sales for the third fiscal quarter of 2013 compared with 22.0% of sales for the third fiscal quarter of 2012.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$3.6	0.38%
Depreciation and amortization	$1.5	0.16%
Taxes and licenses	$1.0	0.11%
Store supplies	$0.7	0.07%
Repairs and maintenance	$0.5	0.05%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the beginning of the third 2013 fiscal quarter.

Depreciation and amortization increased as a result of equipment purchases related to the larger number of interior store remodels.

Taxes and licenses increased as a result of municipal license increases and costs related to new locations and services.

Store supplies increased in conjunction with the Company’s program to improve the appearance, layout and convenience in a number of stores.

Repairs and maintenance increased as a result of additional outsourced services.

Rental Income, Net. Rental income, net totaled $0.3 million for the June 2013 quarter compared with $0.5 million for the June 2012 quarter.    Vacancies increased slightly during the current year fiscal quarter.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets was insignificant for the June 2013 quarter compared with $0.5 million for the June 2012 quarter.  There were no significant sale or disposal transactions in the third quarter of either fiscal 2013 or 2012.

Other Income, Net. Other income, net totaled $0.8 million and $0.9 million for the three-month periods ended June 29, 2013 and June 23, 2012, respectively.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense increased $1.1 million for the three-month period ended June 29, 2013 to $16.0 million from $14.9 million for the three-month period ended June 23, 2012. Total debt at June 2013 was $934.5 million compared to $846.1 million at June 2012.   Much of the debt increase took place late in the third fiscal quarter of 2013, as more fully described in the section “Liquidity and Capital Resources”.

Loss on Early Extinguishment of Debt. In connection with the early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. As a result of the loss on early extinguishment of debt, the Company incurred a net loss before income taxes and recorded an income tax benefit during the third quarter of fiscal 2013. Income tax expense as a percentage of pre-tax income was 37.0% in the June 2012 quarter.

Net Income (loss). Net loss totaled $14.4 million for the three-month period ended June 29, 2013.  Basic and diluted loss per share for Class A Common Stock were each $0.62 for the June 2013 quarter.  Basic and diluted loss per share for Class B Common Stock were each $0.56 for the June 2013 quarter. Net income totaled $13.1 million, 1.4% of sales, for the three-month period ended June 23, 2012.  Basic and diluted earnings per share for Class A Common Stock were $0.56 and $0.54, respectively, for the June 2012 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.51 for the June 2012 quarter.

Nine Months Ended June 29,  2013 Compared to the Nine Months Ended June 23,  2012

Net income for the first nine months of fiscal 2013 totaled $5.2 million, compared with net income of $30.2 million earned for the first nine months of fiscal 2012.  Excluding the $43.1 million of pretax debt extinguishment costs incurred during the fiscal 2013 period, income before income taxes totaled $48.9 million, an increase of $2.1 million, or 4.5% over the comparable nine-month period of fiscal 2012.

Net Sales. Net sales for the nine months ended June 29, 2013 increased 2.4% to $2.78 billion, compared to $2.72 billion for the nine months ended June 23, 2012.  Excluding gasoline, net sales increased 2.2%.   The average per gallon retail price of gasoline was

approximately 1% lower and the number of gallons sold approximately 5% higher comparing the nine months of fiscal 2013 with the previous year.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew $41.6 million, or 1.9%.  The number of customer transactions (excluding gasoline) increased 1.8%, while the average transaction size (excluding gasoline) increased slightly.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 29,	June 23,
	2013	2012
Grocery	$1,075,061	$1,067,885
Non-foods	526,783	520,324
Perishables	667,905	630,770
Gasoline	415,956	400,566
Total grocery segment	$2,685,705	$2,619,545

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 29, 2013 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 23, 2012	$2,619,545
Comparable store sales increase (including gasoline)	55,418
Impact of stores opened in fiscal 2013	6,305
Other, including effect of calendar week vs fiscal week comparison	4,437
Total grocery sales for the nine months ended June 29, 2013	$2,685,705

Net sales to outside parties for the Company’s milk processing subsidiary decreased $0.5 million, or 0.5%, in the June 2013 nine-month period compared to the June 2012 nine-month period.  The sales decrease is attributable to higher raw milk prices, offset by decreased gallons sold.

The Company expects comparable store sales growth for the remainder of fiscal 2013 to approximate the rate of growth experienced in the first nine months of this fiscal year. Sales growth for the remainder of fiscal year 2013 will be influenced to some extent by market fluctuations in the per gallon price of gasoline and milk, changes in commodity prices and general economic conditions.  The spring and summer of fiscal 2013 have been unusually wet in much of the Company’s market area, which has impacted outdoor activities that benefit the Company’s sales. The Company also expects that the maturation of new and remodeled stores will contribute to sales growth.

Gross Profit. Gross profit for the nine months ended June 29, 2013 increased $16.4 million, or 2.7%, to $616.5 million compared to $600.1 million, for the nine months ended June 23, 2012. As a percentage of sales, gross profit totaled 22.2% for the nine months ended June 29, 2013 and 22.1% for the nine months ended June 23, 2012.

Grocery segment gross profit as a percentage of total sales was affected by a more favorable mix of products sold and by lower gasoline margins.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 19 basis points for the first nine months of fiscal 2013 compared with the same fiscal 2012 period.

Gross profit for the Company’s milk processing subsidiary for the June 2013 nine month period increased $0.2 million, or 1.5%, to $15.6 million, or 11.0% of sales, compared to $15.4 million, or 10.9% of sales for the June 2012 nine month period.   Raw milk prices and the cents per gallon margin were slightly higher during the June 2013 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.4 million, or 2.8%, to $527.6 million for the nine months ended June 29, 2013, from $513.2 million for the nine months ended June 23, 2012. As a percentage of sales, operating and administrative expenses were 19.0% for the June 2013 nine-month period compared with 18.9% for the same period last year. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the nine-month fiscal 2013 period compared to 22.0% for the same period of fiscal 2012.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$9.9	0.36%
Insurance expenses	$2.2	0.08%
Taxes and licenses	$1.9	0.07%
Store supplies	$1.9	0.07%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the beginning of the third 2013 fiscal quarter.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Taxes and licenses increased as a result of municipal license increases and costs related to new locations and services.

Store supplies increased in conjunction with the Company’s program to improve the appearance, layout and convenience in a number of stores.

Rental Income, Net. Rental income, net decreased $0.3 million to $1.0 million in the June 2013 nine-month period from $1.3 million in the June 2012 comparable period. Vacancies increased slightly during the current year period.

Gain from sale or disposal of assets.  During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.  There were no significant sale or disposal transactions during the first nine months of fiscal 2012.

Other Income, Net. Other income, net totaled $2.1 million for the nine-month period ended June 29, 2013 compared with $2.7 million for the nine-month period ended June 23, 2012.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense increased $2.4 million to $47.3 million for the nine months ended June 29, 2013 from $44.9 million for the nine months ended June 23, 2012.  Beginning with the opening of the new distribution facility in June 2012, interest on the Recovery Zone bonds was no longer capitalized as a cost of constructing the new distribution facility.

Loss on Early Extinguishment of Debt. In connection with the early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. Income tax expense as a percentage of pre-tax income was 10.0% in the June 2013 nine-month period compared to 35.5% in the June 2012 nine-month period due to higher tax credits.  The $43.1  pretax write off of debt extinguishment costs resulted in income tax credits offsetting a higher portion of the remaining pre-tax income, resulting in a lower effective tax rate.

Net Income. Net income totaled $5.2 million for the nine-month period ended June 29, 2013.  Basic and diluted earnings per share for Class A Common Stock were $0.23 and $0.21, respectively, for the June 2013 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $0.21 for the June 2013 nine-month period.   Net income totaled $30.2 million, 1.1% of sales, for the nine-month period ended June 23, 2012.  Basic and diluted earnings per share for Class A Common Stock were $1.29 and $1.24, respectively, for the June 2012 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.18 for the June 2012 nine-month period.

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

Capital expenditures totaled $76.8 million for the nine-month period ended June 29, 2013.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores and the construction of a new store that opened in

April 2013.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant, and expenditures for stores scheduled to open in fiscal 2014.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  There were no outstanding construction commitments at June 29, 2013.

Liquidity

The Company generated net cash from operations of $82.1 million in the June 2013 nine-month period compared to $84.9 million for the comparable 2012 period. Most of the change is attributable to normal working capital fluctuations.

Cash used by investing activities for the nine-month period ended June 29, 2013 totaled $69.0 million, consisting of $76.8 million of capital expenditures less $7.7 million proceeds from the sale of property and equipment.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.750% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures.  The Company’s effective interest rate on senior notes borrowings decreased from 9.5% to 5.75%.  Applying this rate reduction to the $575 million of notes repaid results in an annual interest savings of $21.6 million.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 29, 2013 the Company had $3.5 million of borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at June 29, 2013.  The Company is not required to maintain compensating balances in connection with this line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for:  (A) acquisition, construction and equipping of an approximately 830,000 square foot new warehouse and distribution center located in Buncombe County, North Carolina (the “Project”), and (B) the payment of certain expenses incurred in connection with the issuance of the Bonds.  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 begins on January 1, 2014.

In connection with the offering of the Notes, the Company extended the maturity date of the Covenant Agreement from January 2, 2018 to June 30, 2021 and modified certain interest rate options and covenants.  The Company may redeem the Bonds without penalty or premium at any time prior to June 30, 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 29, 2013, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $571 million of additional borrowings (including borrowings under the line of credit) as of June 29, 2013.

Other cash used by financing activities during the nine-month period ended June 29, 2013 included $26.8 million of dividends and $37.1 million to repurchase 1.5 million shares of Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company.  The shares were repurchased by the Company under a program announced in June 2013 that would allow the Company to repurchase up to four million shares of either Class A or Class B Common Stock.  The transaction was approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the line of credit and long-term financing. As of June 29, 2013, the Company had unencumbered real property and equipment with a net book value of approximately $909 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively. Because of increased tax rates on dividends that went into effect in January 2013, the Company paid in December 2012 a special dividend equal to $0.66 cents per each Class A share and $0.60 cents per each Class B share.  The Company also accelerated the payment of the regular quarterly January 2013 dividend into December 2012.  Both dividends were declared on December 7, 2012, payable on December 31, 2012 to shareholders of record on December 21, 2012.  The next scheduled regular quarterly cash dividend of $0.165 (sixteen and one-half cents) per share on its Class A Common Stock and $0.15 (fifteen cents) per share on its Class B Common Stock was declared on July 1, 2013, paid on July 25, 2013 to shareholders of record on July 11, 2013.

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

	Three Months Ended		Twelve Months Ended
	June 29,	June 23,	June 29,	June 23,
	2013	2012	2013	2012
All items	0.2%	(0.1)%	1.8%	1.7%
Food and beverages	0.4%	1.3%	1.4%	2.7%
Energy	(0.5)%	(2.5)%	3.2%	(3.9)%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, ”likely”, ”goal”, “believe”, “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company;  and changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 29, 2013, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2012. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 29, 2013.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2013.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ISSUER PURCHASES OF EQUITY SHARES
Period (1)	Total Number of Shares Purchased (2)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First five weeks
March 31, 2013 to April 27, 2013	—	$—	—
Second four weeks
April 28, 2013 to May 25, 2013	—	$—	—
Third five weeks
May 26, 2013 to June 29, 2013	1,500,000	$24.75	1,500,000	2,500,000

Total	1,500,000	$24.75	1,500,000	2,500,000

(1)

The reported periods conform to the Company's fiscal calendar composed of twelve months ending on the last (or next to last during 53 week fiscal years) Saturday of each calendar month.  The third quarter of fiscal 2013 contained 13 weeks.

(2)

Shares were purchased under a stock repurchase program authorized by the Board of Directors and announced on June 26, 2013. Under the program, up to four million shares of Class A Common Stock of Class B Common Stock may be repurchased.  The program has no expiration date but may be terminated by the Board of Directors at any time.

(3)	Shares shown in this column reflect shares remaining under the four million share repurchase program referenced in Note (2) above.

Item 6. EXHIBITS

(a)	Exhibits.

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

 4.3      Indenture, dated as of June 12, 2013, between Ingles Markets, Incorporated and Branch Banking and Trust Company, as Trustee, governing the 5.75% Senior Notes Due 2023, including the form of unregistered 5.75% Senior Note Due 2023 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 12, 2013 and incorporated herein by this reference).

 4.4      Registration Rights Agreement, dated June 12, 2013, among the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC and SunTrust Robinson Humphrey, Inc. (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 12, 2013 and incorporated herein by this reference).

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

10.5 Third Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K, File No. 0-14706, previously filed with the Commission on December 26, 2012 and incorporated herein by this reference).

10.6* Fourth Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto.

31.1* Rule 13a-14(a) Certification

31.2* Rule 13a-14(a) Certification

32.1* Certification Pursuant to 18 U.S.C. Section 1350

32.2* Certification Pursuant to 18 U.S.C. Section 1350

101*   The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 6, 2013	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: August 6, 2013	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer