Form 10-K
period 2013-09-28
INGLES MARKETS INC
filed 2013-12-12
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28,  2013

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐ NOT APPLICABLE ☐.

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

As of March 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 30, 2013, was approximately $292.8 million. As of December 11,  2013, the registrant had 13,440,637 shares of Class A Common Stock outstanding and 9,319,139 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 28, 2013

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects and plans and objectives of management, are forward‑looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation;
•	the Company’s ability to successfully implement our expansion and operating strategies;
•	pricing pressures and other competitive factors;
•	sudden or significant changes in the availability of gasoline and retail gasoline prices;
•	the maturation of new and expanded stores;
•	general concerns about food safety;
•	the Company’s ability to reduce costs and achieve improvements in operating results, including the effect of the new distribution facility opened during fiscal 2012;
•	the availability and terms of financing;
•	increases in costs, including food, utilities and other goods and services significant to the Company’s operations;
•	success or failure in the ownership and development of real estate;
•	changes in the laws and government regulations applicable to the Company;
•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 203 supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

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

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 56% of the goods the Company sells.  The remaining 44% is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 81% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 69% of its products to other retailers, food service distributors and grocery warehouses in 14 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns 154 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 19 undeveloped sites suitable for a free-standing store. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II.  As of September 28, 2013, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 81.2% of the combined voting power and 38.7% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Asheville, North Carolina 28816, and its telephone number is 828-669-2941.  The Company’s website is www.ingles-markets.com.  Information on the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.  The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and supplements to these reports are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2013		2012		2011
	(52 weeks)		(53 weeks)		(52 weeks)

Revenues from unaffiliated customers:
Grocery sales	$3,599.8	96.29%	$3,577.5	96.20%	$3,428.7	96.00%
Other	138.7	3.71%	140.8	3.80%	140.3	4.00%
	$3,738.5	100.00%	$3,718.3	100.00%	$3,569.0	100.00%
Income from operations:
Grocery sales	$114.4	91.09%	$111.5	90.00%	$105.6	89.10%
Other	11.1	8.91%	12.3	10.00%	12.9	10.90%
	125.5	100.00%	123.8	100.00%	118.5	100.00%
Other income, net	2.9		3.5		4.2
Interest expense	59.1		60.0		62.0
Loss on early extinguishment of debt	43.1		—		—
Income before income taxes	$26.2		$67.3		$60.7

“Other” consists of fluid dairy operations and shopping center rentals.  The Company previously presented the fluid dairy and shopping center rentals as separate segments; however, these have now been combined as neither meets the criteria for separate disclosure in any year presented.  Prior year data has been recast to reflect the current presentation of segments.

Net income for the fiscal year ended September 28, 2013 includes $43.1 million of pre-tax debt extinguishment costs ($26.2 million net of income taxes).

Grocery sales by product category for fiscal years 2013, 2012 and 2011, respectively, are as follows:

	Fiscal Year Ended September
	(dollars in millions)
	2013	2012	2011
	(52 weeks)	(53 weeks)	(52 weeks)
Grocery	$1,424.9	$1,447.5	$1,397.9
Non-foods	707.2	710.0	690.2
Perishables	899.0	866.2	825.1
Gasoline	568.7	553.8	515.5
Total grocery segment	$3,599.8	$3,577.5	$3,428.7

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 28, 2013, the Company operated 194 supermarkets under the name “Ingles,” and 9 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2013	2012	2011	2013	2012	2011
North Carolina	70	69	69	39%	38%	38%
South Carolina	36	36	36	18%	19%	19%
Georgia	73	74	74	34%	34%	34%
Tennessee	21	21	21	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—
	203	203	203	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of organic, beverage and health-related items. At September 28, 2013, the Company operated 91 pharmacies and 74 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2013	2012	2011	2010	2009
Weighted Average Sales Per Store (000’s) (1)	$17,728	$17,623	$16,698	$16,241	$15,744
Total Square Feet at End of Year (000’s)	11,076	11,015	11,013	10,812	10,686
Average Total Square Feet per Store	54,561	54,262	54,252	53,524	53,432
Average Square Feet of Selling Space per Store (2)	38,193	37,984	37,977	37,467	37,403
Weighted Average Sales per Square Foot of Selling Space (1) (2)	465	464	437	434	425

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

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery and meat departments to provide customers with easy meal alternatives that they can eat at home or in the store. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, Italian foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers salad, chicken wing and olive bars, an expanded offering of cheeses, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

The Company operates fuel stations at 74 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.  Most new and expanded stores are designed to include a fuel station on the store property.  The Company also adds fuel stations at existing stores based on its evaluation of local competition, the potential effect on overall store profitability and the availability of space on the existing property or an adjacent outparcel.  During fiscal 2013, the Company expanded a program whereby in-store purchases could earn per-gallon discounts at the Company’s fuel stations.

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

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to locally-sourced product and community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using traditional advertising vehicles including radio, television, direct mail and newspapers, as well as electronic and social media. The Ingles Advantage Card is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns.

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

Prior to the completion of the new warehouse and distribution facility in fiscal 2012, a significant portion of the Company’s frozen food, general merchandise and slower moving items were purchased from Merchant Distributors, Inc. (“MDI”), a wholesale grocery distributor with which the Company has had a continuing relationship since its inception. Purchases from MDI were approximately $1 million in fiscal 2013, $201 million in fiscal 2012 and $274 million in fiscal 2011. Additionally, MDI purchases product from Milkco, Inc., the Company’s fluid dairy subsidiary, and these purchases totaled approximately $38 million in fiscal 2013, $39 million in fiscal 2012 and $42 million in fiscal 2011. The Company purchases items from MDI based on cost plus a handling charge. MDI owned approximately 2% of the Company’s Class A Common Stock and approximately 1% of the Company’s Class B Common Stock at September 28, 2013, which equals 1.4% of the total voting power. The Company believes that alternative sources of supply are readily available from other third parties.

The remaining 44% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 192 tractors and 664 trailers that the Company operates and maintains, including tractors and trailers that the Company leases. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement or complete remodeling and expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings.

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

	2013	2012	2011	2010	2009
Number of Stores:
Opened (1)	1	—	1	2	4
Closed (1)	1	—	—	—	1
Major remodels and replacements	—	—	3	2	6
Stores open at end of period	203	203	203	202	200
Size of Stores:
Less than 30,000 sq. ft.	15	15	15	15	13
30,000 up to 41,999 sq. ft.	39	40	40	40	41
42,000 up to 51,999 sq. ft.	26	26	26	27	27
At least 52,000 sq. ft.	123	122	122	120	119
Average store size (sq. ft.)	54,561	54,262	54,252	53,524	53,432

(1)Excludes new stores opened to replace existing stores.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in the Company’s market area. The Company’s fluid dairy operations have a slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate operations are not subject to seasonal variations.

Employees and Labor Relations

At September 28, 2013, the Company had approximately 23,000 non-union employees, of which 91% were supermarket personnel. Approximately 62% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2015; “Laura Lynn” – March 13, 2014; and “The Ingles Advantage” – August 30, 2015.  Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.  The Company currently has six pending applications for additional trademarks or service marks.

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

At September 28, 2013, the Company had total consolidated indebtedness for borrowed money of $912.5 million and has $165.6 million available under a $175.0 million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.   The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 81% of the combined voting power of all classes of the Company’s capital stock as of September 28, 2013.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class

A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.  Currently, two of the Company’s eight directors are members of the Ingle family.

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

The Company could be significantly affected by requirements of the Affordable Care Act.  The enacted provisions of the Affordable Care Act did not have a significant impact on the Company’s financial statements for the three fiscal years ended September 28, 2013.

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

The Company operates fuel stations at 74 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company’s business could be adversely affected by disruptions in the efficient distribution of food products to the Company’s warehouse and stores.  Such disruptions could be caused by, among other things, adverse weather conditions, fuel availability, food contamination recalls and civil unrest in foreign countries in which the Company’s suppliers do business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns and operates 68 shopping centers, 57 of which contain an Ingles supermarket, and owns 96 additional properties that contain a free-standing Ingles store. The Company also owns 19 undeveloped sites which are suitable for a free-standing store or shopping center development. Ingles owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 5.8 million square feet of leasable space, of which 3.0 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	18
50,000 – 100,000 square feet	24
More than 100,000 square feet	26
Total	68

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

Leased Properties

The Company operates supermarkets at 50 locations leased from various unaffiliated third parties. The Company also leases one supermarket facility which it is not currently operating, but which is subleased to a third party. Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $2.85 to $7.68 per square foot. During fiscal 2013, 2012 and 2011, the Company paid a total of $13.8 million, $13.6 million and $14.2 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 28, 2013, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2014-2027	7
2028-2042	2
2043 or after	41

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

As of December 11, 2013, there were approximately 543 holders of record of the Company’s Class A Common Stock and 151 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2013 Fiscal Year	High	Low
First Quarter (ended December 29, 2012)	$18.16	$15.37
Second Quarter (ended March 30, 2013)	$21.69	$16.95
Third Quarter (ended June 29, 2013)	$25.47	$19.68
Fourth Quarter (ended September 28, 2013)	$28.96	$24.63

2012 Fiscal Year	High	Low
First Quarter (ended December 24, 2011)	$15.80	$14.05
Second Quarter (ended March 24, 2012)	$18.11	$14.97
Third Quarter (ended June 23, 2012)	$18.28	$15.29
Fourth Quarter (ended September 29, 2012)	$16.74	$14.94

On December 11, 2013, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $24.41 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past thirty fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2012 and fiscal 2011, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 24, 2013 to common stockholders of record on October 10, 2013.  On December 7, 2012 the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012.   For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The comparisons cover the five-years ended September 28, 2013 and assume that $100 was invested after the close of the market on September 27, 2008, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATEDCOMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2009	2010	2011	2012	2013
Ingles Markets, Incorporated Class A Common Stock	$69.37	$74.88	$66.30	$80.07	$149.49
S&P 500 Comprehensive – Last Trading Day Index	$93.09	$102.55	$103.72	$135.05	$161.17
Expanded Peer Group	$89.36	$99.45	$97.26	$109.70	$166.75

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 27, 2008.

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

	Selected Income Statement Data for the Year Ended September
	(in thousands, except per share amounts)
	2013(1)	2012	2011	2010	2009
Net Sales	$3,738,540	$3,718,315	$3,569,023	$3,399,231	$3,261,432
Net Income	20,796	43,444	39,060	30,842	27,934
Diluted Earnings per Common Share
Class A	$0.87	$1.79	$1.60	$1.26	$1.14
Class B	0.85	1.70	1.52	1.20	1.08
Cash Dividends per Common Share
Class A	$1.32	$0.66	$0.66	$0.66	$0.66
Class B	1.20	0.60	0.60	0.60	0.60

(1) Fiscal 2013 net income and diluted earnings per share reduced by $43.1 million ($26.2 million net of tax) of debt extinguishment costs.

	Selected Balance Sheet Data at September
	(in thousands)
	2013	2012	2011	2010	2009
Current Assets	$434,540	$426,204	$389,364	$422,969	$423,657
Property and Equipment, net	1,212,132	1,197,138	1,133,204	1,089,391	1,072,937
Total Assets	1,669,328	1,642,109	1,618,350	1,532,358	1,520,046
Current Liabilities, including Current Portion of Long-Term Debt	251,274	306,184	290,496	318,974	234,861
Long-Term Liabilities, net of Current Portion (1)	921,332	794,423	827,969	732,090	823,660
Stockholders’ Equity	410,639	457,381	431,946	409,081	394,302

(1)	Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 203 supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 28, 2013, the Company operated 91 in-store pharmacies and 74 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 31% of its products to the retail grocery segment and approximately 69% of its products to third parties. Real estate ownership  is an important component of the Company’s operations, providing both operational and economic benefit.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self insurance reserves totaled $29.4 million and $26.7 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2013 and September 29, 2012, respectively.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $121.9 million, $114.3 million and $109.9 million for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.5 million, $13.2 million, and $13.1 million for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011, consisted of 52, 53 and 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 28, 2013 and September 29, 2012 comparable store sales include 202 and 203 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores totaled approximately 3,000 and 248,000 for the fiscal years ended September 28, 2013 and September 29, 2012, respectively.

Comparable store sales for the 52 weeks of fiscal 2013 are analyzed against the corresponding 52 calendar weeks of fiscal 2012.  Fiscal 2012 contained 53 weeks.  Comparable store sales for the 53 weeks of fiscal 2012 are analyzed against the corresponding 53 calendar weeks of the previous year.

The Company has historically presented the revenue and expense of the shopping center rental segment “net” on the consolidated statement of income.  In 2013, we have concluded that the income and expense amounts associated with shopping center rentals should be presented as “gross” rather than “net”.  Accordingly, the prior year consolidated statements of income have been revised to eliminate the amounts presented as rental income, net while increasing net sales and cost of goods sold by $8.9 million and $7.4 million, respectively, in 2012 and $9.1 million and $7.2 million, respectively, in 2011.  Management does not believe these corrections are material to the financial statements.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Gross profit	22.2	22.1	22.2
Operating and administrative expenses	18.9	18.8	19
Gain from sale or disposal of assets	0.1	—	0.1
Income from operations	3.4	3.3	3.3
Other income, net	0.1	0.1	0.1
Interest expense	1.6	1.6	1.7
Loss on early extinguishment of debt	1.2	—	—
Income before income taxes	0.7	1.8	1.7
Income taxes	0.1	0.6	0.6
Net income	0.6	1.2	1.1

Fiscal Year Ended September 28, 2013 Compared to the Fiscal Year Ended September 29, 2012

The Company achieved record sales for the 49th consecutive year for the fiscal year ended September 28, 2013.  Total and comparable store sales increased, both with and without the inclusion of gasoline sales, and the extra 53rd week in fiscal 2012.  During the third quarter of fiscal 2013, the Company accomplished a significant refinancing that included replacement of existing senior notes with a ten year term at a lower interest rate.  The Company extended the terms and improved other features of both its $175 million line of credit facility and its 2010 credit facility to construct an addition to its distribution facility.

Net income for the fiscal year ended September 28, 2013 was $20.8 million, compared with $43.4 million for the fiscal year ended September 29, 2012.  In conjunction with the refinancing discussed above, the Company incurred $43.1 million of pre-tax debt extinguishment costs.  Excluding these costs, net income for fiscal 2013 would have been higher than fiscal 2012, even though fiscal 2012 contained 53 weeks compared with 52 weeks of fiscal 2013.

Net Sales. Net sales for the fiscal year ended September 28, 2013 increased 0.5% to $3.74 billion, compared with $3.72 billion for the fiscal year ended September 29, 2012.  Excluding gasoline and the effect of the 53rd week in fiscal 2012, net sales increased 2.1%.

In fiscal years with 53 weeks, such as fiscal 2012, management analyzes annual comparable store sales for the 52 weeks of fiscal 2013 with the corresponding 52 calendar weeks of fiscal 2012.  On this basis, grocery segment comparable store sales increased 2.1%, including gasoline and 1.8% excluding gasoline.  The number of customer transactions (excluding gasoline) increased 1.7%, while the average transaction size (excluding gasoline) was essentially unchanged.  Comparing fiscal 2013 with fiscal 2012, gasoline gallons sold increased, per gallon prices were lower and gasoline gross profit was lower.

Sales by product category for the fiscal years ended September 28, 2013 and September 29, 2012, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2013	2012
Grocery	$1,424,869	$1,447,520
Non-foods	707,294	709,959
Perishables	898,956	866,252
Gasoline	568,701	553,779
Total grocery segment	$3,599,820	$3,577,510

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 28, 2013 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 29, 2012	$3,577,510
Comparable store sales increase (52 week basis, including gasoline)	72,968
Impact of stores opened and closed in fiscal 2013	19,014
Impact of 53rd week in fiscal 2012	(65,325)
Other	(4,347)
Total grocery sales for the fiscal year ended September 28, 2013	$3,599,820

During fiscal 2012 and 2013, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores.  These projects cost less than a store remodel that includes additional square footage, allowing the Company to improve a larger number of stores.  The Company also introduced a new store design in a new store opened during fiscal 2013. These factors along with effective promotions and cost competitiveness drove fiscal 2013 increased sales.  Fuel stations and pharmacies have been effective in giving customers a competitive choice and allowing them to consolidate shopping trips at Company supermarkets.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary decreased $1.5 million, or 1.1%, in fiscal 2013 compared with fiscal 2012.  The price of raw milk increased during fiscal 2013, but case volumes sold decreased as a result of industry consolidation and overall decreased milk consumption.

The Company expects sales growth to be higher in the 2014 fiscal year compared with fiscal 2013 sales growth.  The Company anticipates adding more retail square footage than in the past few years and expects to benefit from recent interior improvements to a larger number of stores.  Fiscal 2014 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices and general economic conditions.

Gross Profit. Gross profit for the year ended September 28, 2013 increased $7.0 million, or 0.9%, to $827.8 million compared with $820.8 million, for the year ended September 29, 2012. As a percentage of sales, gross profit totaled 22.2% for the year ended September 28, 2013 and 22.1% for the year ended September 29, 2012.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume, including the 53rd week in last fiscal year. Grocery segment gross profit as a percentage of total sales (excluding gasoline) was 26.1% for fiscal 2013 compared with 25.9% for the comparable fiscal 2012 period.  The beneficial impact of a favorable change in sales mix and distribution efficiencies has been partially offset by competitive effects. The Company strives to keep prices as low as possible in order to grow sales and market share.

Gross profit for the Company’s milk processing subsidiary for the year ended September 28, 2013 decreased 1.3% compared with the year ended September 29, 2012.   Gross profit as a percentage of sales was 10.7% for fiscal 2013 compared with 10.8% for fiscal 2012.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.9 million, or 1.28%, to $706.5 million for the year ended September 28, 2013, from $697.6 million for the year ended September 29, 2012. As a percentage of sales, operating and administrative expenses were 18.9% for the fiscal year ended September 28, 2013 compared with 18.8% for the fiscal year ended September 29, 2012.   Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.1% for fiscal 2013 compared with 21.9% for fiscal 2012.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	(in millions)	sales
Salaries and wages	$6.6	0.18%
Depreciation and amortization	$(2.2)	(0.06)%
Store supplies	$1.6	0.04%
Taxes and licenses	$1.6	0.04%
Insurance expenses	$0.8	0.02%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, including costs related to the new distribution facility opened during the third quarter of fiscal 2012.

Depreciation and amortization decreased as a result of the Company’s lower capital expenditures compared to prior years.

Store supplies increased in conjunction with the Company’s program to improve the appearance, layout and convenience in a number of stores.

Taxes and licenses increased due to higher property taxes and licenses from additional products and services offered in the Company’s stores.

Insurance expense increased due to higher claims under the Company’s self insurance programs.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $4.3 million for fiscal 2013 compared with gains of $0.7 million for fiscal 2012.  During fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.  There were no other significant sale or disposal transactions during fiscal 2013 or 2012.

Other Income, Net. Other income, net totaled $2.9 million and $3.5 million for the fiscal years ended September 28, 2013 and September 29, 2012, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $0.9 million for the year ended September 28, 2013 to $59.1 million from $60.0 million for the year ended September 29, 2012.  Total debt was $912.5 million at the end of fiscal 2013 compared with $835.2 million at the end of fiscal 2012.  Interest expense decreased due to the refinancing of existing debt at lower rates.  Interest on the $99.7 million of Recovery Zone Facility Bonds issued in December 2010 was capitalized as part of the construction cost of the Company’s new distribution and warehouse facility, until the facility opened during the third quarter of fiscal 2012.

Loss on Early Extinguishment of Debt. In connection with the early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 20.8% for the 2013 fiscal year compared with 35.5% for the 2012 fiscal year.  The decrease in the effective tax rate is primarily attributable to tax credits representing a greater percentage of pre-tax income and reductions in certain statutory state income tax rates.

Net Income. Net income totaled $20.8 million for the fiscal year ended September 28, 2013 compared with net income of $43.4 million for the fiscal year ended September 29, 2012.  The decrease is attributable to the debt extinguishment costs incurred in fiscal 2013.  Basic and diluted earnings per share for Class A Common Stock were $0.89 and $0.87, respectively, for the fiscal year ended September 28, 2013 compared with $1.87 and $1.79, respectively, for the fiscal year ended September 29, 2012.    Basic and diluted earnings per share for Class B Common Stock were each $0.85 for the fiscal year ended September 28, 2013 compared with $1.70 of basic and diluted earnings per share for the fiscal year ended September 29, 2012.

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

Net Sales. Net sales for the fiscal year ended September 29, 2012 increased 4.2% to $3.72 billion, compared with $3.57 billion for the fiscal year ended September 24, 2011.  Excluding gasoline and the effect of the 53rd week in fiscal 2012, net sales increased 1.7%.

In fiscal years with 53 weeks, such as fiscal 2012, management analyzes annual comparable store sales for the 53 weeks of fiscal 2012 with the corresponding 53 calendar weeks of the previous year.  On this basis, grocery segment comparable store sales increased 2.4%, including gasoline and 1.9% excluding gasoline.  The number of customer transactions (excluding gasoline) increased 1.5%, while the average transaction size (excluding gasoline) increased by approximately $0.07.  Comparing fiscal 2102 with fiscal 2011, gasoline gallons sold were level, per gallon prices were higher and gasoline gross profit was lower.

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

Net sales to outside parties for the Company’s milk processing subsidiary increased 0.6%, in fiscal 2012 compared with fiscal 2011.  The price of raw milk was volatile during fiscal 2012, but for the full year was relatively flat with fiscal 2011.  Case volume sales were similarly unchanged over the two fiscal years.  Nationwide, milk consumption decreased during the past year, and competitive pressures increased.

Gross Profit. Gross profit for the year ended September 29, 2012 increased $27.1 million, or 3.4%, to $820.8 million compared with $793.7 million, for the year ended September 24, 2011. As a percentage of sales, gross profit totaled 22.1% for the year ended September 29, 2012 and 22.2% for the year ended September 24, 2011.

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

Gross profit for the Company’s milk processing subsidiary for the year ended September 29, 2012 decreased 3.5% compared with the year ended September 24, 2011.  Gross profit as a percentage of sales was 10.8% for fiscal 2012 compared with 11.2 % for fiscal 2011.  Competitive factors and volatility in raw milk prices during fiscal 2012 resulted in lower gross profit and margin compared with fiscal 2011.

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

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	(in millions)	sales
Salaries and wages	$15.2	0.41%
Repairs and maintenance	$3.6	0.10%
Insurance expenses	$(2.8)	(0.08)%
Store supplies	$2.3	0.06%
Depreciation and amortization	$1.2	0.03%
Bank charges	$(1.1)	(0.03)%

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

Liquidity and Capital Resources

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.  The Company also believes that the new warehouse and distribution facility completed during fiscal 2012 has lowered its overall distribution costs and improved product availability in its stores.

Capital expenditures totaled $101.5 million and $180.6 million for fiscal 2013 and 2012, respectively.  The largest capital expenditure in fiscal 2012 was for the completion of the new distribution facility, including expenditures for related vehicles and equipment.  Other major capital expenditures include the following:

	2013	2012
New stores	1	—
Replacement/remodeled stores	—	—
Store sites/land parcels purchased	—	1
Stores closed	1	—
Fuel stations added	2	2

(including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2014 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2014 capital expenditures will be dedicated to continued improvement of its store base and will include construction of two or more new/remodeled stores.  Fiscal 2014 capital expenditures will also include investments in stores expected to open in fiscal 2015 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $951 million, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 28, 2013 totaled $9.8 million.

Liquidity

The Company generated $145.2 million of cash from operations in fiscal 2013 compared with $133.8 million for fiscal 2012.  Changes in working capital components accounted for most of the year over year increase.

Cash used by investing activities for fiscal 2013 totaled $93.6 million compared with $103.6 million for fiscal 2012.   The Company’s most significant investing activity is capital expenditures.  During fiscal year 2012, capital expenditures for the new distribution facility were funded with $75.7 million proceeds of Recovery Zone bonds issued in fiscal 2011.  The

Recovery Zone bond proceeds were invested in restricted investments until withdrawn to pay distribution facility costs. During fiscal 2013, the Company received $7.5 million from the sale of a former store property.

During fiscal 2013, the Company’s net financing activities used $39.4 million.  In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  Subsequent to the private placement, the Company filed a registration statement with the Securities and Exchange Commission to exchange private placement notes with registered ones.  The Notes bear an interest rate of 5.750% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes, including capital expenditures.  The Company’s effective interest rate on senior notes borrowings decreased from 9.5% to 5.75%.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 28, 2013, the Company had no borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 28, 2013.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

Other fiscal 2013 financing activities included dividends of $30.4 million and stock repurchases of $37.1 million.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 28, 2013, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $228 million of additional borrowings (including borrowings under the line of credit) as of September 28, 2013.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 28, 2013.

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$912,471	$18,957	$24,047	$60,075	$809,392
Scheduled interest on long-term debt (1)	423,643	45,997	90,539	88,969	198,138
Advance payments on purchase contracts	2,054	1,292	652	9	101
Operating leases	98,730	12,396	21,515	17,639	47,180
Construction commitments	9,636	9,636	—	—	—
Total	$1,446,534	$88,278	$136,753	$166,692	$1,054,811

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 28, 2013.

Amounts available to the Company under commercial commitments as of September 28, 2013, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$165,563	$—	$—	$165,563	$—
Letters of credit-standby	9,437	137	9,300	—	—
Potential commercial commitments	$175,000	$137	$9,300	$165,563	$—

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

	Twelve Months Ended
	September 28,	September 29,
	2013	2012
All items	1.2%	2.0%
Food and beverages	1.4%	1.6%
Energy	(3.1)%	2.3%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company has improved the interior layout and product offerings in a significant number of stores over the past three fiscal years.  Economic conditions have improved to the point that the Company expects to more rapidly increase its total retail square footage beginning with fiscal 2014.

The Company continually assesses and modifies its business model to meet the changing needs and expectations of its customers.  In connection with this review, the Company assesses the trends present in the markets in which it competes.  Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend.  The Company believes that the following trends are likely to continue for at least the next fiscal year:

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the line of credit, real estate and equipment financing, the Company’s 5.75% Senior Notes due 2023 and the Recovery Zone bonds. The line of credit, along with cash flow from operations, is used to maintain liquidity and fund business operations. The Company typically replaces borrowings under its variable rate line of credit, as necessary, with both long-term secured and unsecured financing.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 28, 2013 and September 29, 2012, respectively (in thousands):

September 28, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$4,549	$4,589	$4,628	$4,673	$42,549	$10,340	$71,328	$71,328
Average interest rate	2.87%	2.87%	2.88%	2.88%	2.99%	3.19%	2.99%
Long-term debt, fixed interest rate	$9,877	$2,809	$2,961	$1,915	$1,878	$21,964	$41,404	$41,585
Average interest rate	5.79%	5.21%	5.25%	3.84%	3.62%	3.62%	4.37%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$77,090	$99,740	$99,740
Average interest rate	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$675,500
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

September 29, 2012	2013	2014	2015	2016	2017	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$40,121	$—	$—	$—	$40,121
Average variable interest rate	—%	—%	—%	3.99%	—%	—%	—%
Long-term debt, variable interest rate	$33,372	$2,344	$2,371	$2,398	$1,888	$35,845	$78,218	$110,482
Average interest rate	4.79%	3.20%	3.20%	3.20%	3.21%	2.77%	3.68%
Long-term debt, fixed interest rate	$19,037	$2,975	$2,809	$2,961	$1,915	$23,842	$53,539	$21,880
Average interest rate	5.93%	5.34%	5.21%	5.25%	3.84%	3.62%	4.72%
Recovery Zone Bonds, variable interest rate	$—	$4,530	$4,530	$4,530	$4,530	$81,620	$99,740	$99,740
Average interest rate	—%	2.13%	2.13%	2.13%	2.13%	2.13%	2.13%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$563,551	$—	$563,551	$618,844
Average interest rate	—%	—%	—%	—%	9.18%	—%	9.18%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk.  On the basis of the fair value of the Company’s market sensitive instruments at September 28, 2013, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

During the fiscal year ended September 24, 2011 and during the subsequent interim period through February 27, 2012, there were no (1) disagreements with E&Y on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement, or (2) reportable events, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

The audit reports of E&Y on the consolidated financial statements of Ingles Markets, Inc. as of and for the year ended September 24, 2011 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.  A letter from E&Y addressed to the Commission stating whether it agrees with the above statements was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the Commission on March 2, 2012.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 28, 2013, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2013.

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

31 (ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and

(iii)

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 28, 2013 using the criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 28, 2013, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Deloitte & Touche LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our Company’s stockholders. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, as stated in their report at page 40 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 28, 2013 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2013.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2014 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 28, 2013.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 28, 2013 and September 29, 2012;

•	Consolidated Statements of Income for the years ended September 28, 2013, September 29, 2012, and September 24, 2011;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 28, 2013, September 29, 2012, and September 24, 2011;

•	Consolidated Statements of Cash Flows for the years ended September 28, 2013, September 29, 2012, and September 24, 2011;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

(b)Exhibits:

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

10.3

Waiver and First Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

10.5

Third Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to the Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-1706, previously filed with the Commission and incorporated herein by this reference).

10.6

Fourth Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.6 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.7

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

10.11	Ingles Markets, Incorporated Executive Non-qualified Excess Plan amended and restated Effective January 1, 2013, dated November 1, 2012.

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

21.1

Subsidiaries of Ingles Markets, Incorporated (included as Exhibit 21.1 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

101

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 28, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 28, 2013 and September 29, 2012, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years in the period ended September 28, 2013. Our audits also included the financial statement schedule for each of the two years in the period ended September 28, 2013, listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ingles Markets, Incorporated and subsidiaries at September 28, 2013 and September 29, 2012, and the results of their operations and their cash flows for each of the two years in the period ended September 28, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule for each of the two years in the period ended September 28, 2013, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

December 12, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the internal control over financial reporting of Ingles Markets, Incorporated, and subsidiaries (the “Company”) as of September 28, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 28, 2013 of the Company and our report dated December 12, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Birmingham, Alabama

December 12, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Ingles Markets, Incorporated

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows of Ingles Markets, Incorporated and subsidiaries for the year ended September 24, 2011.  Our audit also included the financial information for the year ended September 24, 2011 included in the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ingles Markets, Incorporated and subsidiaries for the year ended September 24, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial information for the year ended September 24, 2011 included in the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Charlotte, North Carolina

December 2, 2011

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28,  2013 AND SEPTEMBER 29,  2012

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,844,007	$4,683,410
Receivables (less allowance for doubtful accounts of $722,893 – 2013 and $741,690 – 2012)	59,929,491	61,519,081
Inventories	329,691,256	329,614,925
Other	28,075,314	30,386,453
Total current assets	434,540,068	426,203,869

PROPERTY AND EQUIPMENT, NET	1,212,132,055	1,197,137,643

OTHER ASSETS	22,655,614	18,767,092

TOTAL ASSETS	$1,669,327,737	$1,642,108,604

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28,  2013 AND SEPTEMBER 29,  2012

	2013	2012

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$18,956,761	$49,928,264
Accounts payable - trade	160,314,263	163,541,226
Accrued expenses and current portion of other long-term liabilities	72,002,983	92,682,243
Total current liabilities	251,274,007	306,151,733

DEFERRED INCOME TAXES	86,082,000	84,120,000

LONG-TERM DEBT	893,514,238	785,240,249

OTHER LONG-TERM LIABILITIES	27,818,217	9,183,153
Total liabilities	1,258,688,462	1,184,695,135

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 13,437,975 shares in 2013, 12,953,635 shares in 2012	671,899	647,682
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 9,321,801 shares in 2013, 11,306,141 shares in 2012	466,090	565,307

Paid-in capital in excess of par value	77,186,249	114,236,249

Retained earnings	332,315,037	341,964,231
Total stockholders’ equity	410,639,275	457,413,469
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,669,327,737	$1,642,108,604

See Notes to Consolidated Financial Statements

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 28,  2013,

SEPTEMBER 29,  2012 AND SEPTEMBER 24,  2011

	2013	2012	2011
Net sales	$3,738,540,461	$3,718,314,651	$3,569,023,094
Cost of goods sold	2,910,730,478	2,897,534,853	2,775,292,805
Gross profit	827,809,983	820,779,798	793,730,289
Operating and administrative expenses	706,497,512	697,602,981	677,889,162
Gain from sale or disposal of assets	4,261,704	670,025	2,675,693
Income from operations	125,574,175	123,846,842	118,516,820
Other income, net	2,900,341	3,527,065	4,159,445
Interest expense	59,142,378	60,026,564	61,965,755
Loss on early extinguishment of debt	43,089,248	—	—
Income before income taxes	26,242,890	67,347,343	60,710,510
Income tax expense	5,447,000	23,903,000	21,651,000
Net income	$20,795,890	$43,444,343	$39,059,510
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$0.89	$1.87	$1.67
Diluted earnings per common share	$0.87	$1.79	$1.60
Class B Common Stock
Basic earnings per common share	$0.85	$1.70	$1.52
Diluted earnings per common share	$0.85	$1.70	$1.52
Cash dividends per common share:
Class A	$1.32	$0.66	$0.66
Class B	$1.20	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 28,  2013,

SEPTEMBER 29,  2012 AND SEPTEMBER 24,  2011

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 25, 2010	12,889,433	$644,472	11,582,826	$579,141	$117,592,932	$290,264,244	$409,080,789
Net income	—	—	—	—	—	39,059,510	39,059,510
Cash dividends
Class A	—	—	—	—	—	(8,515,784)	(8,515,784)
Class B	—	—	—	—	—	(6,928,681)	(6,928,681)
Stock repurchases, at cost	—	—	(43,000)	(2,150)	(748,090)	—	(750,240)
Common stock conversions	50,100	2,505	(50,100)	(2,505)	—	—	—
Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	43,444,343	43,444,343
Cash dividends
Class A	—	—	—	—	—	(8,537,270)	(8,537,270)
Class B	—	—	—	—	—	(6,822,131)	(6,822,131)
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,593)	—	(2,617,067)
Common stock conversions	29,575	1,479	(29,575)	(1,479)	—	—	—
Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	20,795,890	20,795,890
Cash dividends
Class A	—	—	—	—	—	(17,141,839)	(17,141,839)
Class B	—	—	—	—	—	(13,303,245)	(13,303,245)
Stock repurchases, at cost	—	—	(1,500,000)	(75,000)	(37,050,000)	—	(37,125,000)
Common stock conversions	484,340	24,217	(484,340)	(24,217)	—	—	—
Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 28,  2013,

SEPTEMBER 29,  2012 AND SEPTEMBER 24,  2011

	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$20,795,890	$43,444,343	$39,059,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	94,889,139	90,530,952	85,408,086
Loss on early extinguishment of debt	43,089,248	—	—
Gain from sale or disposal of assets	(4,261,704)	(670,025)	(2,675,693)
Receipt of advance payments on purchases contracts	3,715,720	4,009,606	3,214,583
Recognition of advance payments on purchases contracts	(3,448,546)	(3,218,320)	(2,990,196)
Deferred income taxes	7,435,000	14,202,000	(5,952,000)
Changes in operating assets and liabilities
Receivables	1,589,591	(4,678,023)	(3,760,157)
Inventory	(76,332)	(26,448,437)	(16,735,735)
Other assets	(6,403,298)	(14,762,062)	(289,360)
Accounts payable and accrued expenses	(12,124,026)	31,340,734	1,949,220
Net Cash Provided By Operating Activities	145,200,682	133,750,768	97,228,258
Cash Flows From Investing Activities:
Proceeds from maturities of certificates of deposit	—	—	6,000,000
Purchases of restricted investments	—	—	(95,736,465)
Proceeds from sales of restricted investments	—	75,730,905	20,005,560
Proceeds from sales of property and equipment	7,809,412	1,337,031	3,149,647
Capital expenditures	(101,453,001)	(180,628,852)	(97,506,367)
Net Cash Used By Investing Activities	(93,643,589)	(103,560,916)	(164,087,625)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	581,930,489	781,566,880	212,181,285
Payments on short-term borrowings	(622,051,131)	(741,446,238)	(212,181,285)
Proceeds from issuance of bonds	700,000,000	—	—
Bond issuance costs	(9,919,840)	—	—
Proceeds from new long-term borrowings	8,000,000	3,250,000	137,268,211
Principal payments on long-term borrowings	(602,026,300)	(63,321,866)	(99,647,476)
Prepayment penalties on debt extinguishment	(27,759,630)	—	—
Stock repurchases	(37,125,000)	(2,617,067)	(750,240)
Dividends	(30,445,084)	(15,359,401)	(15,444,465)
Net Cash (Used) Provided By Financing Activities	(39,396,496)	(37,927,692)	21,426,030
Net Increase (Decrease) in Cash and Cash Equivalents	12,160,597	(7,737,840)	(45,433,337)
Cash and Cash Equivalents at Beginning of Year	4,683,410	12,421,250	57,854,587
Cash and Cash Equivalents at End of Year	$16,844,007	$4,683,410	$12,421,250

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 28,  2013,  September 29,  2012 and September 24,  2011

1. Summary of Significant Accounting Policies

Business -  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 203 supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

Principles of Consolidation - The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year - The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2013 consisted of 52 weeks; fiscal year 2012 consisted of 53 weeks and fiscal year 2011 consisted of 52 weeks.

 Segment Information - The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – In May 2011, the Financial Accounting Standards Board (the “FASB”) issued amendments which provide additional guidance about how fair value should be determined under existing standards and expands existing disclosure requirements for certain fair value measurements.  The purpose of these amendments is to improve and converge International Financial Reporting Standards and GAAP.  This amendment, ASU 2011-04, was implemented by the Company during the quarter ended March 24, 2012.

There were no new accounting standards adopted in the fiscal years ended September 28, 2013, or September 24, 2011.

Cash Equivalents - All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. These amounts totaled $4.2 million and $11.4 million as of September 28, 2013 and September 29, 2012, respectively.

Financial Instruments - The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 28, 2013 the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 28, 2013 demand deposits of approximately $12.2 million in five banks exceed the $250,000 FDIC insurance limit per bank.

Allowance for Doubtful Accounts – Accounts receivable are primarily from vendor allowances, customer charges and pharmacy insurance company reimbursements.  Accounts receivable are stated net of an allowance for uncollectible accounts, which is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements and assessments of the collectability based upon historical collection activity adjusted for current conditions.

Inventories - Substantially all of the Company’s inventory consists of finished goods.  Warehouse inventories are valued at the lower of average cost or market.  Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  As an integral part of valuing inventory at cost, management makes certain judgments and estimates for standard gross margins, allowances for vendor consideration, markdowns and shrinkage.  Warehousing and distribution costs are not included in the valuation of inventories.  The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate.

Property, Equipment and Depreciation - Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation expense totaled $94.9 million, $90.6 million and $80.4 million for fiscal years 2013, 2012 and 2011, respectively.

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

Restricted Investments – Restricted investments consisted of money market deposits and United States Treasury securities purchased with the proceeds of the Recovery Zone Bonds issued in December 2010.  These investments were held in a trust account and were liquidated as the Company incurred approved costs to build the Project, which was completed during fiscal year 2012.  These assets were classified as available-for-sale and stated at market value.

Capitalized Loan and Leasehold Costs - Other assets include capitalized loan and leasehold costs of $13.2 million (net of $29.6 million accumulated amortization) and $10.2 million (net of $25.7 million accumulated amortization) at September 28, 2013 and September 29, 2012, respectively. These costs are amortized over the life of the underlying debt instrument or lease at approximately $1.4 million per year. During the year ended September 28, 2013 the Company wrote off $15.3 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt.  This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Nonqualified Investment Plan The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the fiscal year ended September 28, 2013 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

Self-Insurance - The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self insurance reserves totaled $29.4 million and $26.7 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2013 and September 29, 2012, respectively. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2013, the Company’s self-insured liabilities were supported by $9.3 million of undrawn letters of credit which expire between October 2013 and November 2014. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Closed Store Accrual - For closed properties under long-term lease agreements, a liability is recognized and expensed based on the difference between the present value of any remaining liability under the lease and the present value of the estimated market rate at which the Company expects to be able to sublease the properties, in accordance with FASB ASC Topic 420.   The Company’s estimates of market rates are based on its experience, knowledge and third-party advice or market data. If the real estate and leasing markets change, sublease recovery could vary significantly from the recoveries originally assumed, resulting in a material change in the Company’s recorded liability. The closed store accrual is included in the line item “Accrued expenses and current portion of other long-term liabilities” on the Consolidated Balance Sheets.

Income Taxes - The Company accounts for income taxes under FASB ASC Topic 740.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.   The Company accounts for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

The Company had gross unrecognized tax benefits of $149,100 and $149,400 as of September 28, 2013 and September 29, 2012, respectively.  These benefits, if recognized, would have an insignificant effect on the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

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

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 28, 2013, the Company had approximately $55,000 accrued for interest and penalties.

Pre-Opening Costs - Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts - The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising - The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowances, totaled $13.9 million, $14.1 million and $13.9 million for fiscal years 2013, 2012 and 2011, respectively.

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

Cost of Goods Sold - In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $14.2 million, $9.2 million and $5.4 million for fiscal years 2013, 2012 and 2011, respectively.

Operating and Administrative Expenses - Operating and administrative expenses include costs incurred for store and administrative labor, occupancy, depreciation (to the extent not included in Cost of Goods Sold), insurance and general administration.

Revenue Recognition - The Company recognizes revenues from grocery segment sales at the point of sale to its customers.  Sales taxes collected from customers are not included in reported revenues.  Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Product returns are not significant.

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

Vendor Allowances - The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $121.9 million, $114.3 million, and $109.9 million for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.5 million, $13.2 million, and $13.1 million for the fiscal years ended September 28, 2013, September 29, 2012 and September 24, 2011, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2013	2012
Deferred tax liabilities:
Property and equipment tax/book differences	$96,989,000	$86,915,000
Property tax method	1,384,000	1,441,000
Total deferred tax liabilities	98,373,000	88,356,000
Deferred tax assets:
Insurance reserves	8,957,000	7,927,000
Advance payments on purchases contracts	797,000	699,000
Vacation accrual	2,560,000	2,420,000
State tax credits	1,358,000	316,000
Inventory	2,323,000	1,836,000
Deferred compensation	2,784,000	2,220,000
Other	824,000	1,603,000
Total deferred tax assets	19,603,000	17,021,000
Net deferred tax liabilities	$78,770,000	$71,335,000

Current deferred income tax benefits of $7.3 million and $12.8 million at September 28,  2013 and September 29,  2012, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, non-income taxes, self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 28,  2013 and September 29,  2012 refundable current income taxes totaling $13.8 million and $14.2 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2013	2012	2011

Federal tax at statutory rate	$9,109,000	$23,572,000	$21,249,000
State income tax, net of federal tax benefits	(2,204,000)	1,943,000	2,145,000
Federal tax credits	(1,410,000)	(1,209,000)	(1,824,000)
Other	(48,000)	(403,000)	81,000
Total	$5,447,000	$23,903,000	$21,651,000

Current and deferred income tax expense (benefit) is as follows:

	2013	2012	2011

Current:
Federal	$73,000	$6,734,000	$23,664,000
State	(2,061,000)	2,967,000	3,939,000
Total current	(1,988,000)	9,701,000	27,603,000
Deferred:
Federal	7,368,000	12,149,000	(5,040,000)
State	67,000	2,053,000	(912,000)
Total deferred	7,435,000	14,202,000	(5,952,000)
Total expense	$5,447,000	$23,903,000	$21,651,000

Uncertain Tax Positions - Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  A reserve for uncertain tax positions, including interest and penalties, of $0.2 million is included in the Company’s income taxes payable at both September 28,  2013 and September 29,  2012. The reserve for uncertain tax positions has been recorded based on management’s assumption that certain tax positions would be successfully challenged by taxing authorities.

Recently Enacted Tax Regulations – On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations will be effective for the Company’s fiscal year ending September 26, 2015.  Taxpayers may elect to apply them to tax years beginning on or after January 1, 2012.  The Company does not anticipate that the regulations will have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

3. Property and Equipment

Property and equipment, net, consists of the following:

	2013	2012

Land	$302,390,527	$304,971,870
Construction in progress	9,644,248	15,109,224
Buildings	983,136,114	965,475,328
Store, office and warehouse equipment	738,305,477	685,196,651
Transportation equipment	64,436,941	49,954,115
Leasehold improvements	53,886,925	53,017,944
Total	2,151,800,232	2,073,725,132
Less accumulated depreciation and amortization	939,668,177	876,587,489
Property and equipment - net	$1,212,132,055	$1,197,137,643

 4.  Property Held for Lease and Rental Income

At September 28,  2013, the Company owned and operated 68 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income is included in the line item “Net sales” on the Consolidated Statement of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2013	2012	2011

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$7,997,136	$8,352,748	$8,562,380
Contingent rentals	257,598	528,083	539,379
Total	8,254,734	8,880,831	9,101,759
Depreciation on owned properties leased to others	(5,220,102)	(5,478,307)	(5,367,343)
Other shopping center expenses	(1,936,250)	(1,958,178)	(1,880,318)
Total	$1,098,382	$1,444,346	$1,854,098

 Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 28,	September 29,
	2013	2012

Land	$39,487,058	$42,751,350
Buildings	162,673,028	169,474,831
Total	202,160,086	212,226,181
Less accumulated depreciation	(93,950,201)	(92,833,568)
Total	$108,209,885	$119,392,613

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 28,  2013:

Fiscal Year
2014	$4,647,256
2015	3,822,046
2016	2,779,382
2017	1,729,098
2018	690,192
Thereafter	1,260,389
Total minimum future rental income	$14,928,363

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

Operating Leases - Rent expense for all operating leases of $14.4 million, $14.2 million and $15.0 million for fiscal years 2013,  2012 and 2011, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million for each of fiscal years 2013,  2012 and 2011, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 28,  2013 are as follows:

	Minimum		Net
	Rental	Sub-Lease	Rental
Fiscal Year	Commitment	Income	Commitment
2014	$12,396,315	$(219,000)	$12,177,315
2015	11,313,479	—	11,313,479
2016	10,201,610	—	10,201,610
2017	9,620,413	—	9,620,413
2018	8,018,233	—	8,018,233
Thereafter	47,180,335	—	47,180,335
Total minimum future rental commitments	$98,730,385	$(219,000)	$98,511,385

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2013	2012
Property, payroll, and other taxes payable	$16,771,941	$18,191,260
Salaries, wages, and bonuses payable	25,129,025	25,350,513
Self-insurance liabilities:
Employee group insurance	4,591,256	4,344,008
Workers’ compensation insurance	5,658,840	16,708,500
General liability insurance	2,594,047	5,642,783
Interest	12,993,252	19,132,734
Other	4,264,622	3,312,445
Total	$72,002,983	$92,682,243

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

At September 28, 2013 the Company’s self-insurance reserves totaled $29.4 million.  Of this amount $12.9 million is accounted for as a current liability and $16.5 million as a long-term liability.  At September 29, 2012 all self-insurance liabilities were classified as current liabilities.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $31.4 million, $30.6 million and $31.8 million for fiscal years 2013,  2012 and 2011, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2013	2012
Advance payments on purchases contracts	$2,054,112	$1,786,938
Deferred gain - sale/leasebacks	420,166	470,558
Deferred lease expense	1,900,084	1,833,259
Nonqualified investment plan liability	7,211,523	5,671,265
Self-insurance liabilities:
Workers’ compensation insurance	13,066,779	—
General liability insurance	3,460,935	—
Other	1,047,281	655,848
Total other long-term liabilities	29,160,880	10,417,868
Less current portion	1,342,663	1,234,715
	$27,818,217	$9,183,153

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7.  Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2013	2012
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$—
Senior notes, interest rate of 8.875%, maturing 2017	—	575,000,000
Unamortized original issue discount on senior notes	—	(11,449,429)
Recovery Zone Facility Bonds, maturing 2036	99,740,000	99,740,000
Outstanding line of credit, weighted average interest rate of 3.99%	—	40,120,642
Notes payable:
Real estate and equipment maturing 2013-2031:
Due to banks, weighted average interest rate of 3.26% for 2013 and 3.21% for 2012	78,405,127	82,356,556
Due to other financial institutions, weighted average interest rate of 4.04% for 2013 and 3.82% for 2012	34,325,872	49,400,744
Total long-term debt	912,470,999	835,168,513
Less current portion	18,956,761	49,928,264
Long-term debt, net of current portion	$893,514,238	$785,240,249

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.750% per annum and were issued at par. Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and to pay costs related to the offering of the Notes.  Remaining Note proceeds will be used for general corporate purposes, including future capital expenditures. Of the $575.0 million principal amount repaid, $448.3 million was repaid via a tender offer and $126.7 million was legally defeased.  In connection with the repayment of the $575.0 million senior notes, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.  These amounts comprise the line item “Loss on early extinguishment of debt” on the Condensed Consolidated Statements of Income for the fiscal year ended September 28, 2013.

The Company filed a registration statement with the Securities and Exchange Commission to exchange the private placement notes with registered notes.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 28, 2013, the Company had no borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 28, 2013.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

Bond proceeds were invested in a trust account with the Bond trustee.  The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs.  Disbursements from the trust account are listed in the line item “Proceeds from sales of restricted investments” on the Condensed Consolidated Statements of Cash Flows for the fiscal year ended September 28, 2012.  All funds had been disbursed from the trust account as of September 29, 2012.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions.  Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million begins on January 1, 2014.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and line of credit at September 28, 2013.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At September 28,  2013, property and equipment with an undepreciated cost of approximately $261 million was pledged as collateral for long-term debt. Long-term debt and line of credit agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2013	2012	2011
Total interest costs	$59,598,030	$61,764,642	$63,554,139
Interest capitalized	(455,652)	(1,738,078)	(1,588,384)
Interest expense	$59,142,378	$60,026,564	$61,965,755

Maturities of long-term debt (excluding discount accretion) at September 28,  2013 are as follows:

Fiscal Year
2014	$18,956,761
2015	11,928,400
2016	12,118,414
2017	11,117,721
2018	48,957,161
Thereafter	809,392,542
Total	$912,470,999

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

During the year ended September 28, 2013 the Company’s Board of Directors authorized the repurchase of up to four million shares of its Class A and Class B Common Stock.  The share repurchase program may be carried out through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.

During the year ended September 28, 2013, the Company repurchased 1.5 million shares of Class B Common Stock under this plan.

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

	Year Ended
	September 28, 2013
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$11,638,545	$9,157,345
Conversion of Class B to Class A shares	9,157,345	—
Net income allocated, diluted	$20,795,890	$9,157,345

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,054,425	10,817,989
Conversion of Class B to Class A shares	10,817,989	—
Weighted average shares outstanding, diluted	23,872,414	10,817,989

Earnings per share
Basic	$0.89	$0.85
Diluted	$0.87	$0.85

	Year Ended		Year Ended
	September 29, 2012		September 24, 2011
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,151,777	$19,292,566	$21,540,808	$17,518,702
Conversion of Class B to Class A shares	19,292,566	—	17,518,702	—
Net income allocated, diluted	$43,444,343	$19,292,566	$39,059,510	$17,518,702

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,936,583	11,364,899	12,905,408	11,542,049
Conversion of Class B to Class A shares	11,364,899	—	11,542,049	—
Weighted average shares outstanding, diluted	24,301,482	11,364,899	24,447,457	11,542,049

Earnings per share
Basic	$1.87	$1.70	$1.67	$1.52
Diluted	$1.79	$1.70	$1.60	$1.52

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or other termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1.3 million,  $1.3 million and $1.2 million for fiscal years 2013,  2012 and 2011, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $77,000,  $71,000 and $64,000 for fiscal years 2013,  2012 and 2011, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $9.0 million, $10.0 million and $9.7 million for fiscal years 2013,  2012 and 2011, respectively.

Medical Care Plan - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.  The Company previously presented the fluid dairy and shopping center rentals as separate segments; however, these have now been combined as neither meets the criteria for separate disclosure in any year presented.  Prior year data has been recast to reflect the current segment presentation.  In addition, the Company has historically presented the revenue and expense of the shopping center rental segment “net” on the consolidated statement of income.  In 2013, the Company concluded that the income and expense amounts associated with shopping center rentals should be presented as “gross” rather than “net”.  Accordingly the prior year consolidated statements of income have been revised to eliminate the amounts presented as rental income, net while increasing net sales and cost of goods sold by $8.9 million and $7.4 million, respectively, in 2012 and $9.1 million and $7.2 million, respectively, in 2011.  Management does not believe that these corrections are material to the financial statements.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2013	2012	2011
Revenues from unaffiliated customers:
Grocery sales	$3,599,820	$3,577,510	$3,428,730
Other	138,720	140,805	140,293
Total revenues from unaffiliated customers	$3,738,540	$3,718,315	$3,569,023

Income before income taxes:
Grocery sales	$114,380	$111,540	$105,648
Other	11,194	12,307	12,869
Total income from operations	125,574	123,847	118,517
Other income, net	2,900	3,527	4,159
Interest expense	59,142	60,027	61,966
Loss on early extinguishment of debt	43,089	—	—
Income before income taxes	$26,243	$67,347	$60,710

Assets:
Grocery sales	$1,528,483	$1,486,109	$1,471,086
Other	143,237	158,267	149,698
Elimination of intercompany receivable	(2,392)	(2,267)	(2,434)
Total assets	$1,669,328	$1,642,109	$1,618,350

Capital expenditures:
Grocery sales	$99,995	$175,835	$83,169
Other	1,458	4,794	14,337
Total capital expenditures	$101,453	$180,629	$97,506

Depreciation and amortization:
Grocery sales	$87,331	$82,584	$78,236
Other	7,558	7,947	7,172
Total depreciation and amortization	$94,889	$90,531	$85,408

Sales by product category for fiscal years 2013, 2012 and 2011, respectively, are as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2013	2012	2011
Grocery	$1,424,869	$1,447,520	$1,397,944
Non-foods	707,294	709,959	690,199
Perishables	898,956	866,252	825,068
Gasoline	568,701	553,779	515,519
Total grocery segment	$3,599,820	$3,577,510	$3,428,730

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation had $58.3  million, $58.5 million and $59.6 million in sales to the grocery sales segment in fiscal 2013,  2012 and 2011, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks, except for the fourth quarter of fiscal year 2012 which contains fourteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2013
Net sales	$934,977	$920,694	$934,015	$948,854	$3,738,540
Gross profit	208,205	198,646	210,652	210,307	827,810
Net income	11,568	8,090	(14,424)	15,562	20,796
Basic earnings per common share
Class A	0.50	0.35	(0.62)	0.71	0.89
Class B	0.45	0.32	(0.56)	0.65	0.85
Diluted earnings per common share
Class A	0.48	0.33	(0.62)	0.68	0.87
Class B	0.45	0.32	(0.56)	0.65	0.85

2012
Net sales	$920,531	$883,803	$920,085	$993,896	$3,718,315
Gross profit	202,156	192,802	206,467	219,355	820,780
Net income	10,597	6,512	13,059	13,276	43,444
Basic earnings per common share
Class A	0.45	0.28	0.56	0.58	1.87
Class B	0.41	0.26	0.51	0.52	1.70
Diluted earnings per common share
Class A	0.43	0.27	0.54	0.55	1.79
Class B	0.41	0.26	0.51	0.52	1.70

Net loss for the third quarter of fiscal year 2013 includes pre-tax debt extinguishment costs totaling $43.1 million (pre-tax).

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 28,  2013 totaled $9.8 million.  The Company expects these commitments to be fulfilled during fiscal year 2014.

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

The fair value of the Company’s debt is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs.  Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These inputs are classified into the following hierarchy:

Level 1 Inputs -	Quoted prices for identical assets or liabilities in active markets.

Level 2 Inputs -

Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 Inputs -

Pricing inputs are unobservable for the assets or liabilities and include situations where there is little, if any, market activity for the assets or liabilities.  The inputs into the determination of fair value require significant management judgment or estimation

The carrying amount and fair value of the Company’s debt at September 28, 2013 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$675,500	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	112,731	112,913	Level 2
Line of credit payable	—	—	Level 2
Total debt	$912,471	$888,153

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2013	2012	2011
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$65,281,861	$61,269,522	$61,121,320
Income taxes	(2,470,362)	21,390,331	24,203,245
Non cash items:
Property and equipment additions included in accounts payable	14,598,996	7,957,599	37,978,081

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  At September 28,  2013 no such loans were outstanding.

In fiscal 2013, the Company approved the repurchase of 1.5 million shares of the Compnay’s Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company.  The aggregate purchase price for the stock was $37.1 million, equal to the fair market value of the Company’s publicly traded Class A Common Stock at the time of the transaction.  The transaction was approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines.

17.  Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$741,690	$30,000	$(1,203)	$772,893

Fiscal year ended September 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$524,460	$288,977	$71,747	$741,690

Fiscal year ended September 24, 2011:
Deducted from asset accounts:
Allowance for doubtful accounts	$596,220	$321,008	$392,768	$524,460

(1)Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ Robert P. Ingle, II
Robert P. Ingle, II Chief Executive Officer

Date: December 12, 2013

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

/s/ Robert P. Ingle, II Robert P. Ingle, II, CEO, Chairman and Director

/s/ James W. Lanning James W. Lanning, President, Chief Operating Officer and Director

/s/ Ronald B. Freeman Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director

/s/ Charles E. Russell Charles E. Russell, CPA, Director

/s/ Patricia E. Jackson Patricia E. Jackson, CPA, Secretary and Controller

/s/ John O. Pollard
John O. Pollard, Attorney, Director

/s/ L. Keith Collins
L. Keith Collins, Director

/s/ Fred D. Ayers
Fred D. Ayers, Director

/s/ Laura Sharp
Laura Sharp, Director