Form 10-Q
period 2013-12-28
INGLES MARKETS INC
filed 2014-02-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28,  2013

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

As of February 3, 2014, the Registrant had 13,459,637 shares of Class A Common Stock, $0.05 par value per share, outstanding and 9,300,139 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 28, 2013 and September 28, 2013	3

Condensed Consolidated Statements of Income for the
Three Months Ended December 28, 2013 and December 29, 2012	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 28, 2013 and December 29, 2012	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 28, 2013 and December 29, 2012	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 6. Exhibits	19

Signatures	22

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 28,	September 28,
	2013	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,625,926	$16,844,007
Receivables - net	60,514,917	59,929,491
Inventories	335,049,224	329,691,256
Other current assets	22,832,082	28,075,314
Total Current Assets	423,022,149	434,540,068
Property and Equipment – Net	1,207,764,054	1,212,132,055
Other Assets	22,936,403	22,655,614
Total Assets	$1,653,722,606	$1,669,327,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$19,208,217	$18,956,761
Accounts payable - trade	150,271,105	160,314,263
Accrued expenses and current portion of other long-term liabilities	48,825,290	72,002,983
Total Current Liabilities	218,304,612	251,274,007
Deferred Income Taxes	84,951,000	86,082,000
Long-Term Debt	905,843,620	893,514,238
Other Long-Term Liabilities	28,066,517	27,818,217
Total Liabilities	1,237,165,749	1,258,688,462
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,440,637 shares issued and outstanding December 28, 2013; 13,437,975 shares issued and outstanding at September 28, 2013	672,032	671,899
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 9,319,139 shares issued and outstanding December 28, 2013; 9,321,801 shares issued and outstanding at September 28, 2013	465,957	466,090
Paid-in capital in excess of par value	77,186,249	77,186,249
Retained earnings	338,232,619	332,315,037
Total Stockholders’ Equity	416,556,857	410,639,275
Total Liabilities and Stockholders’ Equity	$1,653,722,606	$1,669,327,737

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	December 28,	December 29,
	2013	2012

Net sales	$945,124,870	$934,977,527
Cost of goods sold	741,619,203	726,772,286
Gross profit	203,505,667	208,205,241
Operating and administrative expenses	177,430,181	174,845,782
Gain from sale or disposal of assets	124,873	121,547
Income from operations	26,200,359	33,481,006
Other income, net	840,001	564,191
Interest expense	11,782,231	15,559,549
Income before income taxes	15,258,129	18,485,648
Income tax expense	5,725,000	6,918,000
Net income	$9,533,129	$11,567,648

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.44	$0.50
Diluted earnings per common share	$0.42	$0.48
Class B Common Stock
Basic earnings per common share	$0.40	$0.45
Diluted earnings per common share	$0.40	$0.45
Cash dividends per common share
Class A Common Stock	$0.165	$0.990
Class B Common Stock	$0.150	$0.900

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 28,  2013 AND DECEMBER 29, 2012

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	11,567,648	11,567,648
Cash dividends declared	—	—	—	—	—	(22,999,891)	(22,999,891)
Common stock conversions	3,515	176	(3,515)	(176)	—	—	—
Balance, December 29, 2012	12,957,150	$647,858	11,302,626	$565,131	$114,236,249	$330,531,988	$445,981,226

Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	9,533,129	9,533,129
Cash dividends declared	—	—	—	—	—	(3,615,547)	(3,615,547)
Common stock conversions	2,662	133	(2,662)	(133)	—	—	—
Balance, December 28, 2013	13,440,637	$672,032	9,319,139	$465,957	$77,186,249	$338,232,619	$416,556,857

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 28,	December 29,
	2013	2012
Cash Flows from Operating Activities:
Net income	$9,533,129	$11,567,648
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization expense	23,925,202	23,622,646
Gain on disposals of property and equipment	(124,873)	(121,547)
Receipt of advance payments on purchases contracts	750,000	1,259,188
Recognition of advance payments on purchases contracts	(816,011)	(873,388)
Deferred income taxes	(1,616,000)	(1,281,000)
Changes in operating assets and liabilities:
Receivables	(585,427)	68,990
Inventory	(5,357,968)	(13,633,479)
Other assets	5,129,577	(233,913)
Accounts payable and accrued expenses	(21,311,417)	(25,699,214)
Net Cash Provided (Used) by Operating Activities	9,526,212	(5,324,069)
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	130,119	171,850
Capital expenditures	(30,839,703)	(28,079,634)
Net Cash Used by Investing Activities	(30,709,584)	(27,907,784)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	161,841,378	271,806,734
Payments on short-term borrowings	(147,406,112)	(227,093,088)
Principal payments on long-term borrowings	(1,854,428)	(2,882,864)
Dividends paid	(3,615,547)	(3,833,272)
Net Cash Provided by Financing Activities	8,965,291	37,997,510
Net (Decrease) Increase in Cash and Cash Equivalents	(12,218,081)	4,765,657
Cash and cash equivalents at beginning of period	16,844,007	4,683,410
Cash and Cash Equivalents at End of Period	$4,625,926	$9,449,067

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 28,  2013 and December 29,  2012

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 28, 2013, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 28, 2013 and December 29, 2012. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28,  2013, filed by the Company under the Securities Exchange Act of 1934 on December 12,  2013.

The results of operations for the three-month period ended December 28, 2013 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no accounting standards adopted in the three-month period ended December 28, 2013.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $764,000 at December 28, 2013 and $773,000 at September 28, 2013, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 28, 2013, the Company had approximately $49,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.  As of December  28, 2013, the Company had gross unrecognized tax benefits of approximately $121,000, all of which, if recognized, would affect the effective tax rate.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2009. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2008.

The Company had approximately $6.4 million and $13.8 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at December 28, 2013 and September 28, 2013, respectively.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 28,	September 28,
	2013	2013
Property, payroll and other taxes payable	$9,898,534	$16,771,941
Salaries, wages and bonuses payable	21,032,958	25,129,025
Self-insurance liabilities	12,198,331	12,844,143
Interest payable	2,555,924	12,993,252
Other	3,139,543	4,264,622
	$48,825,290	$72,002,983

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At December 28, 2013 the Company’s self-insurance reserves totaled $29.0 million.  Of this amount, $12.2 million is accounted for as a current liability and $16.8 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $6.2 million and $8.5 million for the three-month periods ended December 28, 2013 and December 29, 2012, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December 28, 2013, the Company had $14.4 million of borrowings outstanding under the line of credit.  There were no outstanding borrowings under the line of credit at September 28, 2013.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.3 million of unused letters of credit were issued at December 28, 2013.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions.  Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 began on January 1, 2014.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at December 28, 2013.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 24, 2013 to stockholders of record on October 10, 2013.

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

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 12, 2013.

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

	Three Months Ended		Three Months Ended
	December 28, 2013		December 29, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$5,846,794	$3,686,335	$6,452,230	$5,115,418
Conversion of Class B to Class A shares	3,686,335	—	5,115,418	—
Net income allocated, diluted	$9,533,129	$3,686,335	$11,567,648	$5,115,418

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,439,523	9,320,253	12,954,485	11,305,291
Conversion of Class B to Class A shares	9,320,253	—	11,305,291	—
Weighted average shares outstanding, diluted	22,759,776	9,320,253	24,259,776	11,305,291

Earnings per share
Basic	$0.44	$0.40	$0.50	$0.45
Diluted	$0.42	$0.40	$0.48	$0.45

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.  The Company previously presented the fluid dairy and shopping center rentals as separate segments; however, these have now been combined as neither meets the criteria for separate disclosure in any period presented.  Prior year data has been recast to reflect the current segment presentation.  In addition, the Company has historically presented the revenue and expense of the shopping center rental segment “net” on the condensed consolidated statement of income.  In 2013, the Company concluded that the income and expense amounts associated with shopping center rentals should be presented as “gross” rather than “net”.  Accordingly the prior period condensed consolidated statements of income have been revised to eliminate the amounts presented as rental income, net while increasing net sales by $2.2 million and cost of goods sold by $1.9 million for the three months ended December 29, 2012.  Management does not believe that these corrections are material to the financial statements.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Revenues from unaffiliated customers:
Grocery sales	$910,087	$899,795
Other	35,038	35,183
Total revenues from unaffiliated customers	$945,125	$934,978

Income before income taxes:
Grocery sales	$24,165	$30,841
Other	2,035	2,640
Total income from operations	$26,200	$33,481

	December 28,	December 29,
	2013	2012
Assets:
Grocery sales	$1,510,506	$1,513,891
Other	145,727	157,909
Elimination of intercompany receivable	(2,510)	(2,472)
Total assets	$1,653,723	$1,669,328

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Grocery	$358,899	$371,259
Non-foods	181,874	177,704
Perishables	226,602	219,949
Gasoline	142,712	130,883
Total grocery segment	$910,087	$899,795

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 28, 2013 and December 29, 2012, respectively, the fluid dairy operation had $14.8 million and $15.9 million in sales to the grocery sales segment. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at December 28, 2013 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$684,250	Level 2
Recovery Zone Facility Bonds	99,740	99,740	Level 2
Real estate and equipment notes payable	110,877	111,023	Level 2
Line of credit payable	14,435	14,435	Level 2
Total debt	$925,052	$909,448

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the quarters ended December  28, 2013 and December 29, 2012 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203  supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 28,  2013, the Company operated 92 in-store pharmacies and 74 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At December 28, 2013, the Company’s self insurance reserves totaled $29.0 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 28, 2013.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $31.5 million and $32.9 million for the fiscal quarters ended December 28, 2013 and December 29, 2012, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.9 million for each of the fiscal quarters ended December 28, 2013 and December 29, 2012.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 28, 2013 and December 29, 2012 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 28, 2013 and December 29, 2012, comparable store sales include 202 and 203 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 28,	December 29,
	2013	2012
Net sales	100.0%	100.0%
Gross profit	21.5%	22.3%
Operating and administrative expenses	18.8%	18.7%
Income from operations	2.8%	3.6%
Other income, net	0.1%	0.1%
Interest expense	1.2%	1.7%
Income before income taxes	1.6%	2.0%
Income tax expense	0.6%	0.7%
Net income	1.0%	1.2%

Three Months Ended December 28,  2013 Compared to the Three Months Ended December 29,  2012

Net income for the first quarter of fiscal 2014 totaled $9.5 million, compared with net income of $11.6 million earned for the first quarter of fiscal 2013.  Total revenues increased slightly, but gross margin fell due to promotions and competitive factors.  Interest expense savings were somewhat offset by increases in operating expenses.

Net Sales. Net sales totaled $945.1 million for the three months ended December 28, 2013, a 1.1% increase over net sales of $935.0 million for the three months ended December 29, 2012. Ingles operated 203 stores at both December 28, 2013 and December 29, 2012.  Retail square feet increased slightly from 11.0 to 11.1 million square feet, as the Company closed one store and opened one new store during the twelve months ended December 28, 2013.  Excluding gasoline sales, net sales were level for the three months ended December 28, 2013 compared with the three months ended December 29, 2012.

Excluding gasoline sales, comparable store sales decreased 0.8%.  Retail gasoline sales dollars and gallons sold increased during the first quarter of fiscal 2014, partly as a result of a fuel promotions program that was in place in all of the Company’s stores during that time period. The number of customer transactions (excluding gasoline) increased slightly, and the average transaction size decreased slightly.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 28,	December 29,
	2013	2012
Grocery	$358,899	$371,259
Non-foods	181,874	177,704
Perishables	226,602	219,949
Gasoline	142,712	130,883
Total grocery segment	$910,087	$899,795

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 29, 2013 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 29, 2012	$899,795
Comparable store sales increase (including gasoline)	2,727
Impact of stores opened in fiscal 2013 and 2014	8,850
Impact of stores closed in fiscal 2013 and 2014	(1,352)
Other	67
Total grocery sales for the three months ended December 28, 2013	$910,087

Gross Profit. Gross profit for the three-month period ended December 28, 2013 totaled $203.5 million, a decrease of  $4.4 million, or 2.1%, compared with gross profit of $208.2 million for the three-month period ended December 29, 2012.  Gross profit as a percentage of sales was 21.5% for the three months ended December 28, 2013 compared with 22.3% for the three months ended December 29, 2012.

The gross profit decrease is attributable to lower gasoline gross profits and to margin investments made during the current fiscal quarter.  During the late summer of 2013, the Company introduced an expanded fuel rewards program under which in-store purchases earned customers enhanced discounts at the Company’s fuel centers.  As a result, total grocery segment sales increased but gross profit decreased.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.  Fluid dairy is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, and internal transfer costs incurred by the milk processing operation are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $2.6 million, or 1.5%, to $177.4 million for the three months ended December 28, 2013, from $174.8 million for the three months ended December 29, 2012. As a percentage of sales, operating and administrative expenses were 18.8% and 18.7% for the December 2013 and December 2012 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.9% of sales for the first fiscal quarter of 2014 compared with 21.6% for the first fiscal quarter of 2013.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase
	(Decrease)	(Decrease)
	in millions	as a % of sales
Salaries and wages	$3.7	0.40%
Taxes and licenses	$0.7	0.08%
Bank charges	$0.5	0.06%
Advertising and promotion	$(1.5)	(0.16)%
Insurance	$(2.1)	(0.23)%

Salaries and wages increased in dollars due to additional labor hours required in part to accommodate in-store merchandising changes.

Taxes and licenses increased as a result of municipal license increases and costs related to new locations and services.

Bank charges increased due to the increase in the number of debit/credit card transactions associated with the Company’s expanded fuel rewards program.

Advertising and promotion expenses decreased due to a change in certain holiday-related promotions.

Insurance expense decreased due to favorable claims experience in the Company’s self-insurance programs.

Other Income, Net. Other income, net totaled $0.8 million and $0.6 million for the three-month periods ended December 28, 2013 and December 29, 2012, respectively.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $3.8 million for the three-month period ended December 28, 2013 to $11.8 million from $15.6 million for the three-month period ended December 29, 2012. The decrease is attributable to the lower interest rate on Senior Notes that were refinanced during the third quarter of fiscal year 2013, partially offset by higher total debt.  Total debt at December 2013 was $925.1 million compared with $877.0 million at December 2012.

Income Taxes. Income tax expense totaled $5.7 million for the three months ended December 28, 2013, an effective tax rate of 37.5% of pretax income.   Income tax expense totaled $6.9 million for the three months ended December 29, 2012, an effective tax rate of 37.4% of pretax income.

Net Income. Net income totaled $9.5 million for the three-month period ended December 28, 2013 compared with $11.6 million for the three-month period ended December 29, 2012.  Net income, as a percentage of sales, was 1.0% and 1.2% for the December 2013 quarter and the December 2012 quarter, respectively.  Basic and diluted earnings per share for Class A Common Stock were $0.44 and $0.42, respectively, for the December 2013 quarter, compared to $0.50 and $0.48, respectively, for the December 2012 quarter.    Basic and diluted earnings per share for Class B Common Stock were each $0.40 for the December 2013 quarter compared with $0.45 for the December 2012 quarter.

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

Capital expenditures totaled $30.8 million for the three-month period ended December 28, 2013.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant, and expenditures for stores scheduled to open in fiscal 2014.

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

The Company expects that its annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $1.8 million at December 28, 2013.

Liquidity

The Company generated net cash from operations of $9.5 million in the December 2013 three-month period compared to using $5.3 million during the December 2012 three-month period. Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 28, 2013 and December 29, 2012 totaled $30.7 million and $27.9 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December  28, 2013, the Company had $14.4 million of borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.3 million of unused letters of credit were issued at December 28, 2013.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 began on January 1, 2014.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 28, 2013, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $369 million of additional borrowings (including borrowings under the line of credit) as of December 28, 2013.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the line of credit and long-term financing. As of December 28, 2013, the Company had unencumbered real property and equipment with a net book value of approximately $955 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 28,  2013 other than as disclosed elsewhere in this Form 10-Q.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the  continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, the Bonds, the line of credit agreement, and other loan agreements contain  provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located.  Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year.   In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area.  The Company’s fluid dairy operations have slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate activities are not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations.  One of the Company’s significant costs is labor, which increases with general inflation.  Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses, utility expenses and plastic supply costs.

	Three Months Ended
	December 28,	December 29,
	2013	2012
All items	0.1%	(0.1)%
Food and beverages	0.1%	0.2%
Energy	(0.2)%	(1.9)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28,  2013.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 28, 2013, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2013. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of December  28, 2013.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2014.

No change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. EXHIBITS

(a)	Exhibits.

3.1Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).

3.2Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated April 23, 2012 (included as Exhibit 3.3 to Ingles Markets, Incorporated Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

4.2Articles 2, 3, 10, 11 and 14 of the Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

 4.3Indenture, dated as of June 12, 2013, between Ingles Markets, Incorporated and Branch Banking and Trust Company, as Trustee, governing the 5.75% Senior Notes Due 2023, including the form of unregistered 5.75% Senior Note Due 2023 (included as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 12, 2013 and incorporated herein by this reference).

 4.4Registration Rights Agreement, dated June 12, 2013, among the Company and Merrill Lynch, Pierce, Fenner and Smith Incorporated, Wells Fargo Securities, LLC, BB&T Capital Markets, a division of BB&T Securities, LLC and SunTrust Robinson Humphrey, Inc. (included as Exhibit 4.3 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 12, 2013 and incorporated herein by this reference).

10.1Credit Agreement, dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.2Exhibits and Schedules to Credit Agreement dated May 12, 2009, among the Company and the lenders party thereto, Bank of America, as administrative agent, swing line lender and l/c issuer, Branch Banking and Trust Company, as syndication agent, Wachovia Bank, National Association, as documentation agent, and Banc of America Securities LLC, Branch Banking and Trust Company and Wachovia Capital Markets, LLC, as joint lead arrangers and joint book managers (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on May 15, 2009 and incorporated herein by this reference).

10.3Waiver and First Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.4Second Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.5Third Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.6Fourth Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.6 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.7*Fifth Amendment to the Credit Agreement dated as of January 31, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto.

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December  28, 2013, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated

Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 4, 2014	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: February 4, 2014	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer