Form 10-Q
period 2014-03-29
INGLES MARKETS INC
filed 2014-05-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29,  2014

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

As of May 5, 2014 the Registrant had 13,513,983 shares of Class A Common Stock, $0.05 par value per share, outstanding and 9,245,793 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 29, 2014 and September 28, 2013	3

Condensed Consolidated Statements of Income for the
Three Months Ended March 29, 2014 and March 30, 2013	4
Six Months Ended March 29, 2014 and March 30, 2013	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 29, 2014 and March 30, 2013	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 29, 2014 and March 30, 2013	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II – Other Information

Item 6. Exhibits	23

Signatures	26

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29,	September 28,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$7,387,333	$16,844,007
Receivables - net	64,923,793	59,929,491
Inventories	333,423,272	329,691,256
Other current assets	25,110,990	28,075,314
Total Current Assets	430,845,388	434,540,068
Property and Equipment – Net	1,205,951,284	1,212,132,055
Other Assets	23,654,647	22,655,614
Total Assets	$1,660,451,319	$1,669,327,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,814,664	$18,956,761
Accounts payable - trade	151,851,736	160,314,263
Accrued expenses and current portion of other long-term liabilities	61,970,660	72,002,983
Total Current Liabilities	227,637,060	251,274,007
Deferred Income Taxes	83,550,000	86,082,000
Long-Term Debt	897,318,379	893,514,238
Other Long-Term Liabilities	28,549,670	27,818,217
Total Liabilities	1,237,055,109	1,258,688,462
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,468,537 shares issued and outstanding March 29, 2014; 13,437,975 shares issued and outstanding at September 28, 2013	673,427	671,899
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 9,291,239 shares issued and outstanding March 29, 2014; 9,321,801 shares issued and outstanding at September 28, 2013	464,562	466,090
Paid-in capital in excess of par value	77,186,249	77,186,249
Retained earnings	345,071,972	332,315,037
Total Stockholders’ Equity	423,396,210	410,639,275
Total Liabilities and Stockholders’ Equity	$1,660,451,319	$1,669,327,737

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$947,760,587	$920,694,264
Cost of goods sold	741,636,640	722,048,693
Gross profit	206,123,947	198,645,571
Operating and administrative expenses	178,402,604	174,977,866
Gain from sale or disposal of assets	83,283	4,054,095
Income from operations	27,804,626	27,721,800
Other income, net	737,862	739,704
Interest expense	11,698,560	15,720,348
Income before income taxes	16,843,928	12,741,156
Income tax expense	6,389,000	4,651,000
Net income	$10,454,928	$8,090,156

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.47	$0.35
Diluted earnings per common share	$0.46	$0.33
Class B Common Stock
Basic earnings per common share	$0.43	$0.32
Diluted earnings per common share	$0.43	$0.32
Cash dividends per common share
Class A Common Stock	$0.165	$—
Class B Common Stock	$0.150	$—

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$1,892,885,457	$1,855,671,791
Cost of goods sold	1,483,255,844	1,448,820,979
Gross profit	409,629,613	406,850,812
Operating and administrative expenses	355,832,785	349,823,648
Gain from sale or disposal of assets	208,156	4,175,642
Income from operations	54,004,984	61,202,806
Other income, net	1,577,865	1,303,894
Interest expense	23,480,791	31,279,897
Income before income taxes	32,102,058	31,226,803
Income tax expense	12,114,000	11,569,000
Net income	$19,988,058	$19,657,803

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.91	$0.85
Diluted earnings per common share	$0.88	$0.81
Class B Common Stock
Basic earnings per common share	$0.83	$0.77
Diluted earnings per common share	$0.83	$0.77
Cash dividends per common share
Class A Common Stock	$0.33	$0.99
Class B Common Stock	$0.30	$0.90

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 29, 2014 AND MARCH 30, 2013

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	19,657,803	19,657,803
Cash dividends	—	—	—	—	—	(22,999,892)	(22,999,892)
Common stock conversions	19,665	983	(19,665)	(983)	—	—	—
Balance, March 30, 2013	12,973,300	$648,665	11,286,476	$564,324	$114,236,249	$338,622,142	$454,071,380

Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	19,988,058	19,988,058
Cash dividends	—	—	—	—	—	(7,231,123)	(7,231,123)
Common stock conversions	30,562	1,528	(30,562)	(1,528)	—	—	—
Balance, March 29, 2014	13,468,537	$673,427	9,291,239	$464,562	$77,186,249	$345,071,972	$423,396,210

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 29,	March 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$19,988,058	$19,657,803
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	48,113,901	47,128,497
Gain on disposals of property and equipment	(208,156)	(4,175,642)
Receipt of advance payments on purchases contracts	2,516,458	3,015,720
Recognition of advance payments on purchases contracts	(1,632,251)	(1,754,024)
Deferred income taxes	(3,271,000)	(1,278,000)
Changes in operating assets and liabilities:
Receivables	(4,994,302)	(3,182,573)
Inventory	(3,732,015)	(640,035)
Other assets	2,064,706	(1,131,736)
Accounts payable and accrued expenses	(8,095,489)	(12,616,141)
Net Cash Provided by Operating Activities	50,749,910	45,023,869
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	200,804	7,679,488
Capital expenditures	(51,838,307)	(47,046,109)
Net Cash Used by Investing Activities	(51,637,503)	(39,366,621)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	297,451,513	411,598,618
Payments on short-term borrowings	(297,451,513)	(389,719,260)
Proceeds from other long-term borrowings	14,000,000	8,000,000
Principal payments on long-term borrowings	(15,337,958)	(5,037,754)
Dividends paid	(7,231,123)	(22,999,892)
Net Cash (Used) Provided by Financing Activities	(8,569,081)	1,841,712
Net (Decrease) Increase in Cash and Cash Equivalents	(9,456,674)	7,498,960
Cash and cash equivalents at beginning of period	16,844,007	4,683,410
Cash and Cash Equivalents at End of Period	$7,387,333	$12,182,370

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 29, 2014 and March 30, 2013

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 29, 2014, the results of operations for the three-month and six-month periods ended March 29, 2014 and March 30, 2013, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 29, 2014 and March 30, 2013. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2013 filed by the Company under the Securities Exchange Act of 1934 on December 12, 2013.

The results of operations for the three-month and six-month periods ended March 29, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted in the six-month period ended March 29, 2014.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $764,000 at March 29, 2014 and $733,000 at September 28, 2013, respectively.

D.  INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of March 29, 2014, the Company had approximately $51,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.  As of March 29, 2014, the Company had gross unrecognized tax benefits of approximately $130,000, all of which, if recognized, would affect the effective tax rate.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2009. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2008.

The Company had approximately $9.7 million and $13.8 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at March 29, 2014 and September 28, 2013, respectively.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 29,	September 28,
	2014	2013
Property, payroll and other taxes payable	$11,423,655	$16,771,941
Salaries, wages and bonuses payable	21,246,096	25,129,025
Self-insurance liabilities	12,136,910	12,844,143
Interest payable	12,551,936	12,993,252
Other	4,612,063	4,264,622
	$61,970,660	$72,002,983

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At March 29, 2014, the Company’s self-insurance reserves totaled $29.4 million.  Of this amount, $12.1 million is accounted for as a current liability and $17.3 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $3.5 million and $9.3 million for each of the three-month periods ended March 29, 2014 and March 30, 2013, respectively. For the six-month periods ended March 29, 2014 and March 30, 2013, employee insurance expense, net of employee contributions, totaled $12.0 million and $17.8 million, respectively.

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

The Company filed a registration statement with the Securities and Exchange Commission to exchange the private placement notes with registered notes. The exchange has been completed.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  There were no outstanding borrowings under the line of credit at March 29, 2014 or at September 28, 2013.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at March 29, 2014.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 29, 2014.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 23, 2014 to stockholders of record on January 9, 2014.

On December 7, 2012, the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012.  The Company also paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on December 31, 2012 to stockholders of record on December 21, 2012.

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

	Three Months Ended		Six Months Ended
	March 29, 2014		March 29, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,417,400	$4,037,528	$12,263,861	$7,724,197
Conversion of Class B to Class A shares	4,037,528	—	7,724,197	—
Net income allocated, diluted	$10,454,928	$4,037,528	$19,988,058	$7,724,197

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,456,262	9,303,514	13,447,893	9,311,883
Conversion of Class B to Class A shares	9,303,514	—	9,311,883	—
Weighted average shares outstanding, diluted	22,759,776	9,303,514	22,759,776	9,311,883

Earnings per share
Basic	$0.47	$0.43	$0.91	$0.83
Diluted	$0.46	$0.43	$0.88	$0.83

The per share amounts for the second quarter of fiscal 2013 and the six months ended March 30, 2013 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 30, 2013		March 30, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$4,513,615	$3,576,541	$10,962,905	$8,694,898
Conversion of Class B to Class A shares	3,576,541	—	8,694,898	—
Net income allocated, diluted	$8,090,156	$3,576,541	$19,657,803	$8,694,898

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,961,853	11,297,923	12,958,169	11,301,607
Conversion of Class B to Class A shares	11,297,923	—	11,301,607	—
Weighted average shares outstanding, diluted	24,259,776	11,297,923	24,259,776	11,301,607

Earnings per share
Basic	$0.35	$0.32	$0.85	$0.77
Diluted	$0.33	$0.32	$0.81	$0.77

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  The Company previously presented the fluid dairy and shopping center rentals as separate segments; however, these have now been combined as neither meets the criteria for separate disclosure in any period presented.  Prior year data has been recast to reflect the current segment presentation.  In addition, the Company has historically presented the revenue and expense of the shopping center rental segment “net” on the condensed consolidated statements of income.  In 2013, the Company concluded that the income and expense amounts associated with shopping center rentals should be presented as “gross” rather than “net”.  Accordingly the prior period condensed consolidated statements of income have been revised to eliminate the amounts presented as rental income, net while increasing net sales by $2.1 million and cost of goods sold by $1.7  million for the three months ended March 30, 2013.  The increase to net sales was $4.2 million and to cost of goods sold was $3.6 million for the six months ended March 30, 2013.  Management does not believe that these corrections are material to the financial statements.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Revenues from unaffiliated customers:
Grocery sales	$908,448	$886,374	$1,818,534	$1,786,170
Other	39,313	34,320	74,351	69,502
Total revenues from unaffiliated customers	$947,761	$920,694	$1,892,885	$1,855,672

Income from operations:
Grocery sales	$24,284	$24,415	$48,449	$55,256
Other	3,521	3,307	5,556	5,947
Total income from operations	$27,805	$27,722	$54,005	$61,203

	March 29,	September 28,
	2014	2013
Assets:
Grocery sales	$1,516,206	$1,528,483
Other	146,490	143,237
Elimination of intercompany receivable	(2,245)	(2,392)
Total assets	$1,660,451	$1,669,328

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Grocery	$355,658	$359,466	$714,557	$730,727
Non-foods	176,580	170,271	358,454	347,975
Perishables	230,450	218,433	457,052	438,381
Gasoline	145,760	138,204	288,471	269,087
Total grocery segment	$908,448	$886,374	$1,818,534	$1,786,170

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 29, 2014 and March 30, 2013, respectively, the fluid dairy operation had $15.3 million and $14.8 million in sales to the grocery sales segment. The fluid dairy operation had $30.1 million and $30.7 million in sales to the grocery sales segment for the six-month periods ended March 29, 2014 and March 30, 2013, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at March 29, 2014 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$703,500	Level 2
Recovery Zone Facility Bonds	95,210	95,210	Level 2
Real estate and equipment notes payable	115,923	116,060	Level 2
Total debt	$911,133	$914,770

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the six months ended March 29, 2014 and March 30, 2013, the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities will be liquidated and invested in other life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 29, 2014, the Company operated 94 in-store pharmacies and 76 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 30% of its products to the retail grocery segment and approximately 70% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 29, 2014, the Company’s self-insurance reserves totaled $29.4 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 29, 2014.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $32.3 million and $30.8 million for the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively.  For the six-month periods ended March 29, 2014 and March 30, 2013, vendor allowances applied as a reduction of merchandise costs totaled $63.8 million and $63.7 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.5 million and $3.6 million for the fiscal quarters ended March 29, 2014 and March 30, 2013, respectively.  For the six-month periods ended March 29, 2014 and March 30, 2013, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.4 million and $7.5 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26  weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 29, 2014 and March 30, 2013, respectively. Comparable store sales are now defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 29, 2014 and March 30, 2013, comparable store sales include 202 and 203 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	21.7%	21.6%	21.6%	21.9%
Operating and administrative expenses	18.8%	19.0%	18.8%	18.9%
Gain from sale or disposal of assets	—%	0.4%	—%	0.2%
Income from operations	2.9%	3.0%	2.8%	3.3%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.7%	1.2%	1.7%
Income tax expense	0.7%	0.5%	0.6%	0.6%
Net income	1.1%	0.9%	1.1%	1.1%

Three Months Ended March 29, 2014 Compared to the Three Months Ended March 30, 2013

Net income for the second quarter of fiscal 2014 totaled $10.5 million, compared with net income of $8.1 million earned for the second quarter of fiscal 2013.  Higher sales and gross profit, and lower interest expense in the current quarter more than offset $4.1 million of property sale gains recognized in last year’s second quarter.

Net Sales. Net sales increased by $27.1 million to $947.8 million for the three months ended March 29, 2014 from $920.7 million for the three months ended March 30, 2013, an increase of 2.9%. Ingles operated 203 stores at March 29, 2014 and March 30, 2013. Retail square footage increased slightly to 11.1 million at March 29, 2014.  During the twelve months ended March 29, 2014, the Company opened one new store and closed one store.  Excluding gasoline sales, total sales increased 2.5% over the comparative fiscal second quarter.

Easter occurred during the second quarter of fiscal 2013 but will not occur until the third quarter of fiscal 2014.  Comparable store sales, excluding the effect of gasoline and the extra Easter sales in last year’s fiscal quarter, increased 2.5%.   Retail gasoline sales prices decreased and the number of gallons sold increased during the second quarter of fiscal 2014 compared with the second quarter of fiscal 2013.  The number of customer transactions (excluding gasoline) increased 0.5%, and the average transaction size (excluding gasoline) increased by 1.5%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Grocery	$355,658	$359,466
Non-foods	176,580	170,271
Perishables	230,450	218,433
Gasoline	145,760	138,204
Total grocery segment	$908,448	$886,374

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended March 29, 2014 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 30, 2013	$886,374
Comparable store sales increase (including gasoline)	22,499
Effect of Easter in second quarter of fiscal 2013	(8,176)
Impact of stores opened in fiscal 2013	9,182
Impact of stores closed in fiscal 2013	(1,309)
Other	(122)
Total grocery sales for the three months ended March 29, 2014	$908,448

Gross Profit. Gross profit for the three-month period ended March 29, 2014 increased $7.5 million, or 3.8%, to $206.1 million, or 21.7% of sales, compared with gross profit $198.6 million, or 21.6% of sales, for the three-month period ended March 30, 2013.

Gross profit and gross margin are affected by lower gasoline gross profits, which were offset by higher margins in other areas.  During the late summer of 2013, the Company introduced an expanded fuel rewards program under which in-store purchases earned customers enhanced discounts at the Company’s fuel centers.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 26.2% for the second quarter of fiscal 2014 compared with 25.5% for the same fiscal 2013 period.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.  The Fluid dairy is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, and internal transfer costs incurred by the fluid dairy processing operation are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $3.4 million, or 2.0%, to $178.4 million for the three months ended March 29, 2014, from $175.0 million for the three months ended March 30, 2013. As a percentage of sales, operating and administrative expenses were 18.8% for the three months ended March 29, 2014 compared with 19.0% for the three months ended March 30, 2013.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the second fiscal 2014 quarter and 22.2% for the second fiscal 2013 quarter.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase	Increase
	(decrease)	(decrease) as
	in millions	a % of sales
Insurance	$(3.3)	(0.34)%
Salaries and wages	$2.2	0.24%
Taxes and licenses	$0.9	0.10%
Advertising and promotion	$0.9	0.10%
Utilities and fuel	$0.9	0.09%

Insurance expense decreased due to favorable claims experience under the Company’s self-insurance programs.

Salaries and wages expenses increased due to the additional labor hours required to support the increased sales volume.

Taxes and licenses increased due to increased property taxes and other taxes and fees charged by municipalities where the Company operates stores.

Advertising and promotional expense increased due to higher mailing costs incurred during the second quarter of fiscal year 2014.

Utilities and fuel increased due to higher energy costs and comparatively colder weather in the current year second fiscal quarter.

Gain from sale or disposal of assets.  During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.  There we no significant disposal transactions during the second quarter of fiscal year 2014.

Other Income, Net. Other income, net totaled $0.7 million for both the three month periods ended March 29, 2014 and March 30, 2013.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $4.0 million for the three-month period ended March 29, 2014 to $11.7 million from $15.7 million for the three-month period ended March 30, 2013. The decrease is attributable to the lower interest rate on Senior Notes that were refinanced during the third quarter of fiscal year 2013, partially offset by higher total debt.  Total debt at March 2014 was $911.1 million compared with $860.0 million at March 2013.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.9% for the quarter ended March 29, 2014 compared with 36.5% for the quarter ended March 30, 2013.  The increase in the effective rate is due primarily to the expiration of certain federal tax credits effective at the end of December 2013.

Net Income. Net income totaled $10.5 million for the three-month period ended March 29, 2014 compared with $8.1 million for the three-month period ended March 30, 2013.   Net income, as a percentage of sales, was 1.1% for the quarter ended March 29, 2014 and 0.9% for the quarter ended March 30, 2013.  Basic and diluted earnings per share for Class A Common Stock were $0.47 and $0.46, respectively, for the quarter ended March 29, 2014 compared to $0.35 and $0.33, respectively, for the quarter ended March 30, 2013.  Basic and diluted earnings per share for Class B Common Stock were each $0.43 for the quarter ended March 29, 2014 compared to $0.32 of basic and diluted earnings per share for the quarter ended March 30, 2013.

Six Months Ended March 29, 2014 Compared to the Six Months Ended March 30, 2013

Net income for the first half of fiscal 2014 totaled $20.0 million compared with net income of $19.7 million earned for the comparable fiscal 2013 period.  Increased gross profit and decreased interest expense during the first half of fiscal 2014 were offset by lower operating expenses and a gain on a property sale during the first half of fiscal 2013.

Net Sales. Net sales increased by $37.2 million to $1.89 billion for the six months ended March 29, 2014 from $1.86 billion for the six months ended March 30, 2013.  Excluding gasoline, total sales increased 1.1% over the comparative six month 2014 and 2013 periods.

Grocery segment comparable store sales, excluding the effect of gasoline and the extra Easter sales in the first half of fiscal 2013, increased 0.8%.   The number of customer transactions (excluding gasoline) increased 0.3%, while the average transaction size (excluding gasoline) increased by 0.6%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 29,	March 30,
	2014	2013
Grocery	$714,557	$730,727
Non-foods	358,454	347,975
Perishables	457,052	438,381
Gasoline	288,471	269,087
Total grocery segment	$1,818,534	$1,786,170

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the six months ended March 29, 2014 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 30, 2013	$1,786,170
Comparable store sales increase (including gasoline)	25,225
Effect of Easter in second quarter of fiscal 2013	(8,176)
Impact of stores opened in fiscal 2013	18,032
Impact of stores closed in fiscal 2013	(2,661)
Other	(56)
Total grocery sales for the six months ended March 29, 2014	$1,818,534

Sales growth for the remainder of fiscal 2014 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to a new store that opened in April 2013, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales at a lower cost than additional square footage.

Gross Profit. Gross profit for the six months ended March 29, 2014 increased $2.8 million, or 0.7%, to $409.6 million compared with $406.9 million, for the six months ended March 30, 2013. As a percent of sales, gross profit was 21.6% for the six months ended March 29, 2014 compared with 21.9% for  the six months ended March 30, 2013.

Gross profit dollars increased due to the higher sales volume.  Gross profit dollars contributed by gasoline was lower for the first half of fiscal 2014 compared with the first half of fiscal 2013.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales was 25.9% for the first six months of fiscal 2014 compared with 25.7% for the same fiscal 2013 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $6.0 million to $355.8 million for the six months ended March 29, 2014, from $349.8 million for the six months ended March 30, 2013. As a percentage of sales, operating and administrative expenses were 18.8% for the six-month period ended March 29, 2014 compared with 18.9% for the six-month period ended March 30, 2013. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were level at 22.0% of sales for the fiscal 2014 six month period compared with 21.9% for the first six months of fiscal 2013.

The major increases (decreases) in operating and administrative expenses were as follows:

	Increase	Increase
	(decrease)	(decrease) as
	in millions	a % of sales
Salaries and wages	$6.0	0.3%
Insurance	$(5.4)	(0.3)%
Taxes and licenses	$1.7	0.1%
Utilities and fuel	$1.4	0.1%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Insurance expense decreased due to lower claims under the Company’s self-insurance programs.

Taxes and licenses increased due to increased property taxes and other taxes and fees charged by municipalities where the Company operates stores.

Utilities and fuel increased due to higher energy costs and comparatively colder weather in the current year second fiscal quarter.

Gain from sale or disposal of assets.  There were no significant sale or disposal transactions during the first six months of fiscal 2014.

During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.

Other Income, Net. Other income, net totaled $1.6 million for the six-month period ended March 29, 2014 compared with $1.3 million for the six-month period ended March 30, 2013.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $7.8 million for the six-month period ended March 29, 2014 to $23.5 million from $31.3 million for the six-month period ended March 30, 2013.  The decrease is attributable to the lower interest rate on Senior Notes that were refinanced during the third quarter of fiscal year 2013, partially offset by higher total debt.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 37.7 % for the six-month period ended March 29, 2014 compared to 37.0% for the six-month period ended March 30, 2013.  The effective tax rate increased primarily as a result of expiring tax credits.

Net Income. Net income totaled $20.0 million for the six-month period ended March 29, 2014 compared with $19.7 million for the six-month period ended March 30, 2013.   Net income, as a percentage of sales, was 1.1% for each of the six months ended March 29, 2014 and March 30, 2013.  Basic and diluted earnings per share for Class A Common Stock were $0.91 and $0.88, respectively, for the six months ended March 29, 2014 compared to $0.85 and $0.81, respectively, for the six months ended March 30, 2013.  Basic and diluted earnings per share for Class B Common Stock were each $0.83 for the six months ended March 29, 2014 compared to $0.77 of basic and diluted earnings per share for the six months ended March 30, 2013.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Therefore, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.  The Company will also add fuel centers and other products complementary to grocery sales where market conditions and real estate considerations warrant. During June 2012, the Company began operations in its newly constructed 836,000 square foot warehouse and distribution facility located adjacent to its existing 919,000 square foot facility.

Capital expenditures totaled $51.8 million for the six-month period ended March 29, 2014.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open in fiscal 2014 or 2015.

Ingles’ capital expenditure plans for fiscal 2014 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2014 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2014 or 2015 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 29, 2014 totaled $5.7 million.

Liquidity

The Company generated net cash from operations of $50.7 million for the six months ended March 29, 2014 compared to $45.0 million for the comparable 2013 period. Most of the change is attributable to changes in working capital requirements over the comparative six-month periods.

Cash used by investing activities for the six-month period ended March 29, 2014 totaled $51.6 million, comprised almost entirely of capital expenditures. Cash used by investing activities for the six-month period ended March 30, 2013 totaled $39.4 million, comprised of $47.0 million less proceeds from the sale of a closed store property totaling $7.7 million.

Cash used by financing activities during the six-month period ended March 29, 2014 totaled $8.6 million.  The primary components were net debt repayments of $15.3 million, dividends of $7.2 million and new borrowings under a renewed loan totaling $14.0 million.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At March 29, 2014, the Company had no borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at March 29, 2014.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 29, 2014, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $403 million of additional borrowings (including borrowings under the line of credit) as of March 29, 2014.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the line of credit and long-term financing. As of March 29, 2014, the Company had unencumbered real property and equipment with a net book value of approximately $962 million. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located.   Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter as it did during fiscal 2013. In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area.  The fluid dairy operation of the Company’s business has slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate operation is not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists changes in the Consumer Price Index that could have an effect on the Company’s operations.  One of the Company’s significant costs is labor, which increases with general inflation.  Inflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Three Months Ended		Twelve Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
All items	0.1%	(0.2)%	1.5%	1.5%
Food and beverages	0.3%	—%	1.7%	1.5%
Energy	—%	0.4%	0.4%	(1.6)%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2014, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2013. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 29, 2014.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting performing tests for fiscal year 2014.

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

10.7Fifth Amendment to the Credit Agreement dated as of January 31, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto. (included as Exhibit 10.7 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 6, 2014	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: May 6, 2014	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer