Form 10-Q
period 2014-06-28
INGLES MARKETS INC
filed 2014-08-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28,  2014

◻         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ◻.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ◻.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ◻	Accelerated filer ☒
Non-accelerated filer ◻(Do not check if a smaller reporting company.)	Smaller reporting company ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ◻  No  ☒.

As of August 6,  2014, the Registrant had 13,519,633 shares of Class A Common Stock, $0.05 par value per share, outstanding and 9,240,143 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 28, 2014 and September 28, 2013	3

Condensed Consolidated Statements of Income for the
Three Months Ended June 28, 2014 and June 29, 2013	4
Nine Months Ended June 28, 2014 and June 29, 2013	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 28, 2014 and June 29, 2013	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 28, 2014 and June 29, 2013	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

Part II – Other Information

Item 6. Exhibits	23

Signatures	26

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	September 28,
	2014	2013
ASSETS
Current Assets:
Cash and cash equivalents	$4,025,031	$16,844,007
Receivables - net	65,261,620	59,929,491
Inventories	337,083,967	329,691,256
Other current assets	15,206,673	28,075,314
Total Current Assets	421,577,291	434,540,068
Property and Equipment – Net	1,206,295,174	1,212,132,055
Other Assets	26,433,139	22,655,614
Total Assets	$1,654,305,604	$1,669,327,737

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,783,183	$18,956,761
Accounts payable - trade	153,397,178	160,314,263
Accrued expenses and current portion of other long-term liabilities	58,356,008	72,002,983
Total Current Liabilities	225,536,369	251,274,007
Deferred Income Taxes	71,261,000	86,082,000
Long-Term Debt	895,518,575	893,514,238
Other Long-Term Liabilities	28,375,898	27,818,217
Total Liabilities	1,220,691,842	1,258,688,462
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,519,633 shares issued and outstanding June 28, 2014; 13,437,975 shares issued and outstanding at September 28, 2013	675,982	671,899
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 9,240,143 shares issued and outstanding June 28, 2014; 9,321,801 shares issued and outstanding at September 28, 2013	462,007	466,090
Paid-in capital in excess of par value	77,186,249	77,186,249
Retained earnings	355,289,524	332,315,037
Total Stockholders’ Equity	433,613,762	410,639,275
Total Liabilities and Stockholders’ Equity	$1,654,305,604	$1,669,327,737

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 28,	June 29,
	2014	2013

Net sales	$978,261,998	$934,015,475
Cost of goods sold	763,110,952	723,362,566
Gross profit	215,151,046	210,652,909
Operating and administrative expenses	182,718,535	177,812,124
Gain from sale or disposal of assets	927,851	62,172
Income from operations	33,360,362	32,902,957
Other income, net	671,320	778,323
Interest expense	11,568,452	16,001,255
Loss on early extinguishment of debt	—	43,089,248
Income (loss) before income taxes	22,463,230	(25,409,223)
Income tax expense (benefit)	8,629,000	(10,985,000)
Net income (loss)	$13,834,230	$(14,424,223)

Per share amounts:
Class A Common Stock
Basic earnings (loss) per common share	$0.63	$(0.62)
Diluted earnings (loss) per common share	$0.61	$(0.62)
Class B Common Stock
Basic earnings (loss) per common share	$0.57	$(0.56)
Diluted earnings (loss) per common share	$0.57	$(0.56)
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 28,	June 29,
	2014	2013

Net sales	$2,871,147,455	$2,789,687,266
Cost of goods sold	2,246,366,795	2,172,183,545
Gross profit	624,780,660	617,503,721
Operating and administrative expenses	538,551,319	527,635,772
Gain from sale or disposal of assets	1,136,008	4,237,814
Income from operations	87,365,349	94,105,763
Other income, net	2,249,183	2,082,218
Interest expense	35,049,245	47,281,153
Loss on early extinguishment of debt	—	43,089,248
Income before income taxes	54,565,287	5,817,580
Income tax expense	20,743,000	584,000
Net income	$33,822,287	$5,233,580

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.54	$0.23
Diluted earnings per common share	$1.49	$0.21
Class B Common Stock
Basic earnings per common share	$1.40	$0.21
Diluted earnings per common share	$1.40	$0.21
Cash dividends per common share
Class A Common Stock	$0.495	$1.155
Class B Common Stock	$0.450	$1.050

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 28,  2014 AND JUNE 29,  2013

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	5,233,580	5,233,580
Cash dividends	—	—	—	—	—	(26,833,458)	(26,833,458)
Common stock conversions	53,590	2,680	(53,590)	(2,680)	—	—	—
Stock repurchases, at cost	—	—	(1,500,000)	(75,000)	(37,050,000)	—	(37,125,000)
Balance, June 29, 2013	13,007,225	$650,362	9,752,551	$487,627	$77,186,249	$320,364,353	$398,688,591
Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	33,822,287	33,822,287
Cash dividends	—	—	—	—	—	(10,847,800)	(10,847,800)
Common stock conversions	81,658	4,083	(81,658)	(4,083)	—	—	—
Balance, June 28, 2014	13,519,633	$675,982	9,240,143	$462,007	$77,186,249	$355,289,524	$433,613,762

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Cash Flows from Operating Activities:
Net income	$33,822,287	$5,233,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	72,845,281	71,082,750
Loss on early extinguishment of debt	—	43,089,248
Gain on disposals of property and equipment	(1,136,008)	(4,237,814)
Receipt of advance payments on purchases contracts	2,518,662	3,215,720
Recognition of advance payments on purchases contracts	(2,455,180)	(2,632,535)
Deferred income taxes	(15,362,000)	479,000
Changes in operating assets and liabilities:
Receivables	(5,332,129)	1,555,201
Inventory	(7,392,711)	(4,929,613)
Other assets	10,950,772	(10,915,150)
Accounts payable and accrued expenses	(14,443,183)	(19,884,732)
Net Cash Provided by Operating Activities	74,015,791	82,055,655
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	278,166	7,732,616
Capital expenditures	(73,095,891)	(76,776,219)
Net Cash Used by Investing Activities	(72,817,725)	(69,043,603)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	327,226,731	566,231,646
Payments on short-term borrowings	(327,226,731)	(602,877,000)
Proceeds from issuance of bonds	—	700,000,000
Bond issuance costs	—	(9,318,363)
Proceeds from other long-term borrowings	14,000,000	8,000,000
Principal payments on long-term borrowings	(17,169,242)	(583,461,082)
Prepayment penalties on debt extinguishment	—	(27,759,630)
Stock repurchases	—	(37,125,000)
Dividends paid	(10,847,800)	(26,833,458)
Net Cash Used by Financing Activities	(14,017,042)	(13,142,887)
Net Decrease in Cash and Cash Equivalents	(12,818,976)	(130,835)
Cash and cash equivalents at beginning of period	16,844,007	4,683,410
Cash and Cash Equivalents at End of Period	$4,025,031	$4,552,575

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 28,  2014 and June 29,  2013

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 28,  2014, the results of operations for the three-month and nine-month periods ended June 28,  2014 and June 29,  2013, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 28,  2014 and June 29,  2013. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28,  2013 filed by the Company under the Securities Exchange Act of 1934 on December 12, 2013.

The results of operations for the three-month and nine-month periods ended June 28,  2014 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08).  ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major impact on an entity’s operations and financial results.  Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method of investment or other major parts of the entity.  ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation.  The Company has early adopted ASU effective June 28, 2014.  ASU 2014-08 did not have a material impact on the Company’s financial position or results of operations.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $763,000 at June 28, 2014 and $773,000 at September 28, 2013.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of June 28, 2014, the Company had approximately $52,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.  As of June 28, 2014, the Company had gross unrecognized tax benefits of approximately $140,000, all of which, if recognized, would affect the effective tax rate.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2010. Additionally, the Internal Revenue Service has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal 2011.

The Company had approximately  $13.8 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at September 28, 2013.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 28,	September 28,
	2014	2013
Property, payroll and other taxes payable	$13,575,109	$16,771,941
Salaries, wages and bonuses payable	23,804,445	25,129,025
Self-insurance liabilities	13,423,165	12,844,143
Interest payable	2,595,268	12,993,252
Other	4,958,021	4,264,622
	$58,356,008	$72,002,983

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation,  $500,000  for general liability and $325,000 per covered person for medical care benefits for a policy year. At June 28, 2014 the Company’s self-insurance reserves totaled $29.8 million.  Of this amount, $13.4 million is accounted for as a current liability and $16.4 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.0 million and $6.7 million for each of the three-month periods ended June 28,  2014 and June 29,  2013, respectively. For the nine-month periods ended June 28,  2014 and June 29,  2013, employee insurance expense, net of employee contributions, totaled $20.0 million and $24.5 million, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 28, 2014, the Company had no borrowings outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.9 million of unused letters of credit were issued at June 28, 2014.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

On June 23, 2014 the Company amended the Line and the Covenant Agreement to a) reduce the Consolidated Net Worth requirement and b) increase the maximum allowed Restricted Payments in both the Line and the Covenant Agreement.

The amendments provide additional flexibility for the Company to consider stock repurchases under a plan approved by the Company’s Board of Directors during the year ended September 28, 2013.  Under the plan up to four million shares of the Company’s Class A and Class B Common stock may be repurchased through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.  To date, 1.5 million shares have been repurchased under the plan, leaving 2.5 million shares available for repurchase.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at June 28, 2014.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 24, 2014 to stockholders of record on April 10, 2014.

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

	Three Months Ended		Nine Months Ended
	June 28, 2014		June 28, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,527,374	$5,306,856	$20,784,430	$13,037,857
Conversion of Class B to Class A shares	5,306,856	—	13,037,857	—
Net income allocated, diluted	$13,834,230	$5,306,856	$33,822,287	$13,037,857

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,509,637	9,250,139	13,468,474	9,291,302
Conversion of Class B to Class A shares	9,250,139	—	9,291,302	—
Weighted average shares outstanding, diluted	22,759,776	9,250,139	22,759,776	9,291,302

Earnings per share
Basic	$0.63	$0.57	$1.54	$1.40
Diluted	$0.61	$0.57	$1.49	$1.40

The per share amounts for the third quarter of fiscal 2013 and the nine months ended June 29, 2013 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 29, 2013		June 29, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income (loss) allocated, basic	$(8,081,085)	$(6,343,138)	$2,904,941	$2,328,639
Conversion of Class B to Class A shares	—	—	2,328,639	—
Net income (loss) allocated, diluted	$(8,081,085)	$(6,343,138)	$5,233,580	$2,328,639

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	12,982,792	11,227,533	12,966,377	11,276,916
Conversion of Class B to Class A shares	—	—	11,276,916	—
Weighted average shares outstanding, diluted	12,982,792	11,227,533	24,243,293	11,276,916

Earnings (loss) per share
Basic	$(0.62)	$(0.56)	$0.23	$0.21
Diluted	$(0.62)	$(0.56)	$0.21	$0.21

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  The Company previously presented the fluid dairy and shopping center rentals as separate segments; however, these have now been combined as neither meets the criteria for separate disclosure in any period presented.  Prior year data has been recast to reflect the current segment presentation.  In addition, the Company has historically presented the revenue and expense of the shopping center rental segment “net” on the condensed consolidated statements of income.  In 2013, the Company concluded that the income and expense amounts associated with shopping center rentals should be presented as “gross” rather than “net”.  Accordingly the prior period condensed consolidated statements of income have been revised to eliminate the amounts presented as rental income, net while increasing net sales by $2.1 million and cost of goods sold by $1.8 million for the three months ended June 29, 2013.  The increase to net sales was $6.3 million and to cost of goods sold was $5.4 million for the nine months ended June 29, 2013.  Management does not believe that these corrections are material to the financial statements.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Revenues from unaffiliated customers:
Grocery sales	$938,386	$899,535	$2,756,920	$2,685,705
Other	39,876	34,480	114,227	103,982
Total revenues from unaffiliated customers	$978,262	$934,015	$2,871,147	$2,789,687

Income from operations:
Grocery sales	$30,229	$29,960	$78,678	$85,215
Other	3,131	2,943	8,687	8,891
Total income from operations	$33,360	$32,903	$87,365	$94,106

	June 28,	September 28,
	2014	2013
Assets:
Grocery sales	$1,285,696	$1,528,483
Other	370,790	143,237
Elimination of intercompany receivable	(2,182)	(2,392)
Total assets	$1,654,304	$1,669,328

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Grocery	$341,719	$344,742	$1,056,276	$1,075,061
Non-foods	185,188	178,402	543,641	526,783
Perishables	241,899	229,523	698,951	667,905
Gasoline	169,580	146,868	458,052	415,956
Total grocery segment	$938,386	$899,535	$2,756,920	$2,685,705

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 28, 2014 and June 29, 2013, respectively, the fluid dairy operation had $14.4 million and $13.4 million in sales to the grocery sales operation. The fluid dairy operation had $44.5 million and $44.1 million in sales to the grocery sales operation for the nine-month periods ended June 28, 2014 and June 29, 2013, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 28, 2014 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$708,750	Level 2
Recovery Zone Facility Bonds	95,210	95,210	Level 2
Real estate and equipment notes payable	114,092	114,492	Level 2
Line of credit payable	—	—	Level 2
Total debt	$909,302	$918,452

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the nine months ended June 28, 2014, the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities will be liquidated and invested in other life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 203 supermarkets in Georgia (73), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 28,  2014, the Company operated 95 in-store pharmacies and 78 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 29% of its products to the retail grocery operation and approximately 71% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 28, 2014, the Company’s self insurance reserves totaled $29.8 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended June 28, 2014.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $31.7 million and $29.4 million for the fiscal quarters ended June 28, 2014 and June 29, 2013, respectively.  For the nine-month periods ended June 28, 2014 and June 29, 2013, vendor allowances applied as a reduction of merchandise costs totaled $95.5 million and $93.1 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.3 million for the fiscal quarters ended June 28, 2014 and June 29, 2013.  For the nine-month periods ended June 28, 2014 and June 29, 2013, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.9 million and $10.8 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 28, 2014 and June 29, 2013.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.    Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 28, 2014 and June 29, 2013, comparable store sales include 202 and 203 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	22.0%	22.6%	21.8%	22.2%
Operating and administrative expenses	18.7%	19.1%	18.8%	19.0%
Gain from sale or disposal of assets	0.1%	—%	—%	0.1%
Income from operations	3.4%	3.5%	3.0%	3.4%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.7%	1.2%	1.7%
Loss on early extinguishment of debt	—%	4.6%	—%	1.6%
Income tax expense (benefit)	0.9%	(1.2)%	0.7%	—%
Net income (loss)	1.4%	(1.6)%	1.2%	0.2%

Three Months Ended June 28,  2014 Compared to the Three Months Ended June 29,  2013

Net income for the third quarter of fiscal 2014 totaled $13.8 million, compared with a net loss of $14.4 million for the third quarter of fiscal 2013.  During the third quarter of fiscal 2013, the Company incurred $43.1 million of pre-tax debt extinguishment costs in conjunction with refinancing the majority of its borrowing arrangements at lower interest rates and on more favorable terms.

Pre-tax income was higher in the fiscal 2014 period compared with the fiscal 2013 period, even after considering the effect of fiscal 2013 debt extinguishment costs and subsequent lower interest expense in the fiscal 2014 period.

Net Sales. Net sales increased $44.3 million, or 4.7% to $978.3 million for the three months ended June 28, 2014 compared with  $934.0 million for the three months ended June 29, 2013.   Ingles operated 203 stores at June 28, 2014,  and 204 stores at June 29, 2013. Retail square footage was approximately 11.1 million at each of June 28, 2014 and June 29, 2013.

Easter occurred during the third quarter of fiscal 2014 and occurred in the second quarter of fiscal 2013.  Comparable store sales, excluding the effect of gasoline and including the positive impact of approximately 88 basis points from Easter shifting from the second quarter last year to the third quarter this year, increased 2.1%.  Retail gasoline sales prices decreased approximately 5.2% and the number of gallons sold increased approximately 9.8% during the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013.  The number of customer transactions (excluding gasoline) increased 0.3%, and the average transaction size (excluding gasoline) 1.8%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 28,	June 29,
	2014	2013
Grocery	$341,719	$344,742
Non-foods	185,188	178,402
Perishables	241,899	229,523
Gasoline	169,580	146,868
Total grocery segment	$938,386	$899,535

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 28, 2014 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 29, 2013	$899,535
Comparable store sales increase (including gasoline)	28,134
Effect of Easter (excluding gasoline)	8,268
Impact of stores opened in fiscal 2014	3,754
Impact of stores closed in fiscal 2013	(1,221)
Other	(84)
Total grocery sales for the three months ended June 28, 2014	$938,386

Gross Profit. Gross profit for the three-month period ended June 28,  2014 increased $4.5 million, or 2.1%, to $215.2 million, or 22.0%  of sales, compared with  $210.7 million, or 22.6% of sales, for the three-month period ended June 29,  2013.

Gross profit and gross margin are affected by lower gasoline gross profits, which were offset by higher margins in other areas.  During the late summer of 2013, the Company introduced an expanded fuel rewards program under which in-store purchases earned customers enhanced discounts at the Company’s fuel centers.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 20 basis points in the third quarter of fiscal 2014 compared with the same fiscal 2013 period.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.  The milk processing operation is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, and internal transfer costs incurred by the milk processing operation are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.9 million, or 2.8%, to $182.7 million for the three months ended June 28, 2014, from $177.8 million for the three months ended June 29,  2013.   As a percentage of sales, operating and administrative expenses were 18.7% for the three months ended June 28,  2014 compared to 19.1% for the three months ended June 29,  2013.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.4% of sales for both the third fiscal quarter of 2014 and 2013.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$2.6	0.27%
Repairs and maintenance	$1.2	0.12%
Utilities and fuel	$0.6	0.06%
Depreciation and amortization	$0.4	0.04%
Taxes and licenses	$(0.4)	(0.04)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the beginning of the third 2013 fiscal quarter.

Repairs and maintenance increased as a result of additional outsourced services.

Utilities and fuel increased as result of higher market energy cost.

Depreciation and amortization increased as a result of equipment purchases related to the larger number of interior store remodels.

Taxes and licenses decreased mostly from the timing of municipal license payments.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets was $0.9 million for the June 2014 quarter compared to an insignificant amount for the June 2013 quarter.    During the quarter, the Company sold an outparcel next to a store site and recognized a gain commensurate with completion of work the Company is obligated to perform on the buyer’s behalf.

Other Income, Net. Other income, net totaled $0.7 million and $0.8 million for the three-month periods ended June 28, 2014 and June 29, 2013, respectively.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $4.4 million for the three-month period ended June 28, 2014 to $11.6 million from $16.0 million for the three-month period ended June 29, 2013.  Total debt at June 2014 was $909.3 million compared to $934.5 million at June 2013.  In addition to the decrease in total debt, interest expense decreased from lower interest rates achieved during the June 2013 refinancing more fully described in the section “Liquidity and Capital Resources”.

Loss on Early Extinguishment of Debt. In connection with the June 2013 early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. As a result of the loss on early extinguishment of debt, the Company incurred a net loss before income taxes and recorded an income tax benefit during the third quarter of fiscal 2013. Income tax expense as a percentage of pre-tax income was 38.4% in the June 2014 quarter.

Net Income (loss). Net income totaled $13.8 million for the three-month period ended June 28, 2014.  Basic and diluted earnings per share for Class A Common Stock were each $0.63 and $0.61, respectfully for the June 2014 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.57 for the June 2014 quarter.  Net loss totaled $14.4 million for the three-month period ended June 29, 2013.  Basic and diluted loss per share for Class A Common Stock were each $0.62 for the June 2013 quarter.  Basic and diluted loss per share for Class B Common Stock were each $0.56 for the June 2013 quarter.

Nine Months Ended June 28,  2014 Compared to the Nine Months Ended June 29,  2013

Net income for the first nine months of fiscal 2014 totaled $33.8 million, compared with net income of $5.2 million earned for the first nine months of fiscal 2013.  Pre-tax income was higher in the fiscal 2014 period compared with the fiscal 2013 period, even after considering the effect of fiscal 2013 debt extinguishment costs and subsequent lower interest expense in the fiscal 2014 period.

Net Sales. Net sales for the nine months ended June 28, 2014 increased 2.9% to $2.87 billion, compared to $2.79 billion for the nine months ended June 29, 2013.

Grocery segment comparable store sales excluding gasoline for the nine-month period grew 0.9%.  The number of customer transactions (excluding gasoline) increased 0.3%, while the average transaction size (excluding gasoline) increased 1.0%.  The average per gallon retail price of gasoline was approximately 1.9% lower and the number of gallons sold approximately 12.1% higher comparing the nine months of fiscal 2014 with the previous year.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 28,	June 29,
	2014	2013
Grocery	$1,056,276	$1,075,061
Non-foods	543,641	526,783
Perishables	698,951	667,905
Gasoline	458,052	415,956
Total grocery segment	$2,756,920	$2,685,705

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 28, 2014 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 29, 2013	$2,685,705
Comparable store sales increase (including gasoline)	53,359
Impact of stores opened in fiscal 2014	21,786
Impact of stores closed in fiscal 2013	(3,883)
Other	(47)
Total grocery sales for the nine months ended June 28, 2014	$2,756,920

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

Gross Profit. Gross profit for the nine months ended June 28, 2014 increased $7.3 million, or 1.2%, to $624.8 million compared with $617.5 million, for the nine months ended June 29, 2013.  As a percentage of sales, gross profit totaled 21.8% for the nine months ended June 28, 2014 and 22.2% for the nine months ended June 29, 2013.

Grocery segment gross profit as a percentage of total sales was affected by a more favorable mix of products sold and by lower gasoline margins.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 20 basis points for the first nine months of fiscal 2014 compared with the same fiscal 2013 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $11.0 million, or 2.1%, to $538.6 million for the nine months ended June 28, 2014, from $527.6 million for the nine months ended June 29, 2013.  As a percentage of sales, operating and administrative expenses were 18.8% for the June 2014 nine-month period compared with 19.0% for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for each of the nine-month fiscal 2014 and 2013 periods.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$8.6	0.30%
Insurance expenses	$(5.2)	(0.18)%
Repairs and maintenance	$2.1	0.07%
Utilities and fuel	$2.0	0.07%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the beginning of the third 2013 fiscal quarter.

Insurance expense decreased due to favorable claims experience under the Company’s self-insurance programs.

Repairs and maintenance increased as a result of additional outsourced services.

Utilities and fuel increased as a result of higher market energy costs.

Gain from sale or disposal of assets.  During the fiscal 2014 period, the Company sold an outparcel next to a store site and recognized a gain commensurate with completion of work the Company is obligated to perform on the buyer’s behalf.  During the second quarter of fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.

Other Income, Net. Other income, net totaled $2.2 million for the nine-month period ended June 28, 2014 compared with $2.1 million for the nine-month period ended June 29, 2013.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $12.3 million to $35.0 million for the nine months ended June 28, 2014 from $47.3 million for the nine months ended June 29, 2013.  Interest expense decreased from lower interest rates achieved during the June 2013 refinancing more fully described in the section “Liquidity and Capital Resources”.

Loss on Early Extinguishment of Debt. In connection with the fiscal 2013 early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. Income tax expense as a percentage of pre-tax income was 38.0% in the June 2014 nine-month period compared to 10.0% in the June 2013 nine-month period.  The $43.1  pretax write off of debt extinguishment costs resulted in income tax credits offsetting a higher portion of the remaining pre-tax income, resulting in a lower effective tax rate.

Net Income. Net income totaled $33.8 million for the nine-month period ended June 28, 2014.  Basic and diluted earnings per share for Class A Common Stock were $1.54 and $1.49, respectively, for the June 2014 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.40 for the June 2014 nine-month period.  Net income totaled $5.2 million for the nine-month period ended June 29, 2013.  Basic and diluted earnings per share for Class A Common Stock were $0.23 and $0.21, respectively, for the June 2013 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $0.21 for the June 2013 nine-month period.

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

Capital expenditures totaled $72.6 million for the nine-month period ended June 28, 2014.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant, and expenditures for stores scheduled to open in fiscal 2015.

Ingles’ capital expenditure plans for fiscal 2014 include investments of approximately $100 to $120 million.  The majority of the Company’s fiscal 2014 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2015 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $110 to $120 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions.  The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $2.5 million at June 28, 2014.

Liquidity

The Company generated net cash from operations of $74.0 million in the June 2014 nine-month period compared to $82.1 million for the comparable 2013 period.  Most of the change is attributable to increased cash tax payments.

Cash used by investing activities for the nine-month period ended June 28, 2014 totaled $72.8 million, compared with cash used of $69.0 million for the nine-month period ended June 29, 2013.  During the fiscal 2013 period, capital expenditures and proceeds from asset sales were higher than in the current fiscal year period.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.75-% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds are being used for general corporate purposes.  The Company’s effective interest rate on senior notes borrowings decreased from 9.5% to 5.75%.  Applying this rate reduction to the $575 million of notes repaid results in an annual interest savings of $21.6 million.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 28, 2014 the Company had no borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.9 million of unused letters of credit were issued at June 28, 2014.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

On June 23, 2014 the Company amended the Line and the Covenant Agreement to a) reduce the Consolidated Net Worth requirement and b) increase the maximum allowed Restricted Payments in both the Line and the Covenant Agreement.

The amendments provide additional flexibility for the Company to consider stock repurchases under a plan approved by the Company’s Board of Directors during the year ended September 28, 2013.  Under the plan, up to four million shares of the Company’s Class A and Class B Common stock may be repurchased through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.  To date, 1.5 million shares have been repurchased under the plan, leaving 2.5 million shares available for repurchase.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 28, 2014, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $243 million of additional borrowings (including borrowings under the line of credit) as of June 28, 2014.

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

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the line of credit and long-term financing.  As of June 28, 2014, the Company had unencumbered real property and equipment with a net book value of approximately $941 million.  The Company believes, based on its current results of operations and financial condition, that its financial resources, including the line of credit, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings.  However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

	Three Months Ended		Twelve Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
All items	0.3%	0.2%	2.1%	1.8%
Food and beverages	0.3%	0.4%	2.3%	1.4%
Energy	0.9%	(0.5)%	3.2%	3.2%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2014, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2013.   After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 28, 2014.

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

10.7Fifth Amendment to the Credit Agreement dated as of January 31, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.7 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.8Sixth Amendment to the Credit Agreement dated as of June 20, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 24, 2014 and incorporated herein by this reference).

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 7, 2014	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: August 7, 2014	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer