Form 10-K
period 2014-09-27
INGLES MARKETS INC
filed 2014-12-16
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27,  2014

◻TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ◻ NO ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YES ◻ NO ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ◻.

Indicate by check mark whether the registrant has submitted electronically and posted on its website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ◻ NOT APPLICABLE ◻.

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

Large accelerated filer ◻	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ◻ NO ☒.

As of March 29, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 29, 2014, was approximately $322.8 million.  As of December 12, 2014, the registrant had 13,553,433 shares of Class A Common Stock outstanding and 6,706,343 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 27, 2014

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

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.  The forward-looking statements included in this Annual Report are made only as of the date hereof.  The Company does not undertake and specifically declines any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

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

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 55% of the goods the Company sells.  The remaining 45% is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 83% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 71% of its products to other retailers, food service distributors and grocery warehouses in 14 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns 153 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 19 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II.  As of September 27, 2014, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 75% of the combined voting power and 31% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2014		2013		2012
	(52 weeks)		(52 weeks)		(53 weeks)

Revenues from unaffiliated customers:
Grocery sales	$3,683.3	96.0%	$3,599.8	96.3%	$3,577.5	96.2%
Other	152.7	4.0%	138.7	3.7%	140.8	3.8%
	$3,836.0	100.0%	$3,738.5	100.0%	$3,718.3	100.0%
Income from operations:
Grocery sales	$112.0	90.8%	$114.4	91.1%	$111.5	90.0%
Other	11.4	9.2%	11.1	8.9%	12.3	10.0%
	123.4	100.0%	125.5	100.0%	123.8	100.0%
Other income, net	3.0		2.9		3.5
Interest expense	46.6		59.1		60.0
Loss on early extinguishment of debt	—		43.1		—
Income before income taxes	$79.8		$26.2		$67.3

 “Other” consists of fluid dairy operations and shopping center rentals.

Grocery sales by product category for fiscal years 2014, 2013 and 2012, respectively, are as follows:

	Fiscal Year Ended September
	(dollars in millions)
	2014	2013	2012
	(52 weeks)	(52 weeks)	(53 weeks)
Grocery	$1,397.9	$1,424.9	$1,447.5
Non-foods	729.9	707.2	710.0
Perishables	937.4	899.0	866.2
Gasoline	618.1	568.7	553.8
Total grocery segment	$3,683.3	$3,599.8	$3,577.5

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 27, 2014, the Company operated 193 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2014	2013	2012	2014	2013	2012
North Carolina	71	70	69	40%	39%	38%
South Carolina	36	36	36	18%	18%	19%
Georgia	71	73	74	33%	34%	34%
Tennessee	21	21	21	9%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—
	202	203	203	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of organic, beverage and health-related items. At September 27, 2014, the Company operated 96 pharmacies and 83 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2014	2013	2012	2011	2010
Weighted Average Sales Per Store (000’s) (1)	$18,267	$17,728	$17,623	$16,698	$16,241
Total Square Feet at End of Year (000’s)	11,063	11,076	11,015	11,013	10,812
Average Total Square Feet per Store	54,770	54,561	54,262	54,252	53,524
Average Square Feet of Selling Space per Store (2)	38,339	38,193	37,984	37,977	37,467
Weighted Average Sales per Square Foot of Selling Space (1) (2)	476	465	464	437	434

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.   Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience.  The Company operates fuel stations at 83 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.

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

Purchasing and Distribution

The Company currently supplies approximately 55% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 167 tractors and 650 trailers that the Company operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty) and by providing freight services for Milkco and for independent third parties.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2014	2013	2012	2011	2010
Number of Stores:
Opened (1)	1	1	—	1	2
Closed (1)	2	1	—	—	—
Major remodels and replacements	—	—	—	3	2
Stores open at end of period	202	203	203	203	202
Size of Stores:
Less than 30,000 sq. ft.	15	15	15	15	15
30,000 up to 41,999 sq. ft.	39	39	40	40	40
42,000 up to 51,999 sq. ft.	25	26	26	26	27
At least 52,000 sq. ft.	123	123	122	122	120
Average store size (sq. ft.)	54,770	54,561	54,262	54,252	53,524

(1)Excludes new stores opened to replace existing stores.

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Delhaize America, Inc.), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers and by restaurants.

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

Employees and Labor Relations

At September 27, 2014, the Company had approximately 23,000 non-union employees, of which 91% were supermarket personnel. Approximately 62% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2015; “Laura Lynn” – March 13, 2024; and “The Ingles Advantage” – August 30, 2015.  Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.  The Company currently has six pending applications for additional trademarks or service marks.

Environmental Matters

Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores and other buildings and the land on which such stores and other buildings are situated (including responsibility and liability related to its operation of its gas stations and the storage of gasoline in underground storage tanks), regardless of whether the Company leases or owns the stores, other buildings or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the Company’s ability to sell or rent such real property or to borrow using such real property as collateral. The Company typically conducts an environmental review prior to acquiring or leasing new stores, other buildings or raw land.

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

At September 27, 2014, the Company had total consolidated indebtedness for borrowed money of $937.3 million and $134.0 million available under a $175.0 million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 75% of the combined voting power of all classes of the Company’s capital stock as of September 27, 2014.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company could be significantly affected by requirements of the Affordable Care Act.  The enacted provisions of the Affordable Care Act did not have a significant impact on the Company’s financial statements for the three fiscal years ended September 27, 2014.

Energy and utility costs have been volatile in recent years, during which time the Company has expanded its store square footage.  The Company attempts to increase its energy efficiency during store construction and remodeling through the use of energy-saving equipment and construction.

The Company is subject to risks related to information systems and data security.

The Company’s business is dependent on information technology systems. These complex systems are an important part of ongoing operations.  If the Company we were to experience disruption in these systems, did not maintain existing systems properly, or did not implement new systems appropriately, operations could suffer.

The Company has implemented procedures to protect its information technology systems and data necessary to conduct ongoing operations.  The Company, cannot, however, be certain that all of these systems and data are entirely free from vulnerability to attack.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 83 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 153 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant. The Company also owns 19 undeveloped sites which are suitable for a free-standing store or shopping center development.  During fiscal 2014, the Company purchased a shopping center where the Company had been leasing a store.  The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

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

The Company owns an 1,649,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 119 acres of land on which it is situated. The facility includes the Company’s headquarters and its warehouse and distribution facility. The property also includes truck servicing and fuel storage facilities.   The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution facility.

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

Leased Properties

The Company operates supermarkets at 49 locations leased from various unaffiliated third parties.  Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.00 to $7.68 per square foot. During fiscal 2014, 2013 and 2012, the Company paid a total of $13.5 million, $13.8 million and $13.6 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 27, 2014, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2014-2027	6
2028-2042	2
2043 or after	41

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

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

As of December 12, 2014, there were approximately 512 holders of record of the Company’s Class A Common Stock and 147 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2014 Fiscal Year	High	Low
First Quarter (ended December 28, 2013)	$28.73	$23.68
Second Quarter (ended March 29, 2014)	$27.64	$22.22
Third Quarter (ended June 28, 2014)	$27.70	$22.37
Fourth Quarter (ended September 27, 2014)	$27.26	$23.92

2013 Fiscal Year	High	Low
First Quarter (ended December 29, 2012)	$18.16	$15.37
Second Quarter (ended March 30, 2013)	$21.69	$16.95
Third Quarter (ended June 29, 2013)	$25.47	$19.68
Fourth Quarter (ended September 28, 2013)	$28.96	$24.63

On December 12, 2014, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $31.08 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past thirty fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2014 and fiscal 2012, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 23, 2014 to common stockholders of record on October 9, 2014.  During fiscal 2013 the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012.   For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

The comparisons cover the five-years ended September 27, 2014 and assume that $100 was invested after the close of the market on September 26, 2009, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2010	2011	2012	2013	2014
Ingles Markets, Incorporated Class A Common Stock	$107.94	$95.58	$114.21	$213.22	$185.04
S&P 500 Comprehensive – Last Trading Day Index	$110.16	$111.42	$145.07	$173.13	$207.30
Expanded Peer Group	$110.72	$107.80	$122.00	$186.43	$187.57

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 26, 2009.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

ISSUER PURCHASES OF EQUITY SHARES
Period (1)	Total Number of Shares Purchased (2)	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans to Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
First four weeks
June 29, 2014 to July 26, 2014	—	$—	—
Second five weeks
July 27, 2014 to August 30, 2014	—	$—	—
Third four weeks
August 31, 2014 to September 27, 2014	2,500,000	$26.00	4,000,000	—
Total	2,500,000	$26.00	4,000,000	—

(1)

The reported periods conform to the Company's fiscal calendar composed of twelve months ending on the last (or next to last during 53 week fiscal years) Saturday of each calendar month.  The fourth quarter of fiscal 2014 contained 13 weeks.

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

	Selected Income Statement Data for the Year Ended September
	(in thousands, except per share amounts)
	2014	2013(1)	2012	2011	2010
Net Sales	$3,835,986	$3,738,540	$3,718,315	$3,569,023	$3,399,231
Net Income	51,426	20,796	43,444	39,060	30,842
Diluted Earnings per Common Share
Class A	$2.28	$0.87	$1.79	$1.60	$1.26
Class B	2.14	0.85	1.70	1.52	1.20
Cash Dividends per Common Share
Class A	$0.66	$1.32	$0.66	$0.66	$0.66
Class B	0.60	1.20	0.60	0.60	0.60

(1) Fiscal 2013 net income and diluted earnings per share reduced by $43.1 million ($26.2 million net of tax) of debt extinguishment costs.

	Selected Balance Sheet Data at September
	(in thousands)
	2014	2013	2012	2011	2010
Current Assets	$413,917	$434,540	$426,204	$389,364	$422,969
Property and Equipment, net	1,218,607	1,212,132	1,197,138	1,133,204	1,089,391
Total Assets	1,656,952	1,669,328	1,642,109	1,618,350	1,532,358
Current Liabilities, including Current Portion of Long-Term Debt	250,748	251,274	306,184	290,496	318,974
Long-Term Liabilities, net of Current Portion (1)	953,561	921,332	794,423	827,969	732,090
Stockholders’ Equity	382,602	410,639	457,381	431,946	409,081

(1)	Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 27, 2014, the Company operated 96 in-store pharmacies and 83 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 29% of its products to the retail grocery segment and approximately 71% of its products to third parties. Real estate ownership  is an important component of the Company’s operations, providing both operational and economic benefit.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self-insurance reserves totaled $29.9 million and $29.4 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 27, 2014 and September 28, 2013, respectively.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $126.7 million, $121.9 million and $114.3 million for the fiscal years ended September 27,  2014, September 28,  2013 and September 29,  2012, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.8 million, $14.5 million, and $13.2 million for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively.

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

Uncertain Tax Positions

Despite the Company’s belief that its tax positions are consistent with applicable tax laws, the Company believes that certain positions are likely to be challenged by taxing authorities. Settlement of any challenge can result in no change, a complete disallowance, or some partial adjustment reached through negotiations or litigation. Significant judgment is required in evaluating the Company’s tax positions. The Company’s positions are evaluated in light of changing facts and circumstances, such as the progress of its tax audits as well as evolving case law. Income tax expense includes the impact of provisions for and changes to uncertain tax positions as the Company considers appropriate. Settlement of any particular position with taxing authorities could result in the use or receipt of cash. Resolution could also result in a change to  income tax expense at the time of resolution.

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 27,  2014, September 28, 2013 and September 29,  2012, consisted of 52, 52 and 53 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 27, 2014 and September 28, 2013 comparable store sales include 200 and 202 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was insignificant for the fiscal years ended September 27,  2014 and September 28, 2013, respectively.

Comparable store sales for the 52 weeks of fiscal 2013 are analyzed against the corresponding 52 calendar weeks of fiscal 2012.  Fiscal 2012 contained 53 weeks.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Gross profit	22.0	22.2	22.1
Operating and administrative expenses	18.8	18.9	18.8
Gain from sale or disposal of assets	—	0.1	—
Income from operations	3.2	3.4	3.3
Other income, net	0.1	0.1	0.1
Interest expense	1.2	1.6	1.6
Loss on early extinguishment of debt	—	1.2	—
Income before income taxes	2.1	0.7	1.8
Income taxes	0.8	0.1	0.6
Net income	1.3	0.6	1.2

Fiscal Year Ended September 27, 2014 Compared to the Fiscal Year Ended September 28, 2013

The Company achieved record sales for the 50th consecutive year for the fiscal year ended September 27, 2014.  Total and comparable store sales increased, both with and without the inclusion of gasoline sales.

Net income for the fiscal year ended September 27, 2014 was $51.4 million, compared with $20.8 million for the fiscal year ended September 28, 2013.  In fiscal year 2013, the Company incurred $43.1 million of pre-tax debt extinguishment costs in conjunction with significant refinancing transactions that resulted in lower financing costs in fiscal 2014.  2014 pre-tax income increased 15.0% after adding back debt extinguishment costs to 2013 pre-tax income.

Net Sales. Net sales for the fiscal year ended September 27, 2014 increased 2.6%  to $3.84 billion, compared with $3.74 billion for the fiscal year ended September 28, 2013.

Comparable store sales increased 1.9%, including gasoline and 0.9%  excluding gasoline.  The number of customer transactions (excluding gasoline) decreased  0.2%, while the average transaction size (excluding gasoline) increased 1.3%.  Comparing fiscal 2014 with fiscal 2013, gasoline gallons sold increased, per gallon prices were slightly lower and gasoline gross profit was lower.

Sales by product category for the fiscal years ended September 27, 2014 and September 28, 2013, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2014	2013
Grocery	$1,397,870	$1,424,869
Non-foods	729,934	707,294
Perishables	937,402	898,956
Gasoline	618,147	568,701
Total grocery segment	$3,683,353	$3,599,820

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the fiscal year ended September 27, 2014 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 28, 2013	$3,599,820
Comparable store sales increase (52 week basis, including gasoline)	66,067
Impact of stores closed in fiscal 2014 and 2013	(7,077)
Sales growth stores opened FY 13 and FY 14	24,526
Other	17
Total grocery sales for the fiscal year ended September 27, 2014	$3,683,353

During fiscal 2013 and 2014, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores.  These improvements along with effective promotions and cost competitiveness drove increased sales in fiscal 2014.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Net sales to outside parties for the Company’s milk processing subsidiary increased 10.7% in fiscal 2014 compared with fiscal 2013.  The price of raw milk increased during fiscal 2014, but case volumes sold decreased as a result of industry consolidation and overall decreased milk consumption.

The Company expects sales growth to be higher in the 2015 fiscal year compared with fiscal 2014 sales growth.  The Company anticipates adding more retail square footage than in the past few years and expects to benefit from recent interior improvements to a larger number of stores.  Fiscal 2015 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices and general economic conditions.

Gross Profit. Gross profit for the year ended September 27, 2014 increased $17.4 million, or 2.1%, to $845.2 million compared with $827.8 million for the year ended September 28, 2013. As a percentage of sales, gross profit totaled 22.0%  for the year ended September 27, 2014 and 22.2% for the year ended September 28, 2013.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 36 basis points in fiscal 2014 compared with fiscal 2013.  The gross margin increase was broad based across most products, except for gasoline.  The mix of grocery sales in favor of higher margin products also has a positive impact on gross profit and gross margin.

Gross profit for the Company’s milk processing subsidiary for the year ended September 27, 2014 increased 3.2%  compared with the year ended September 28, 2013.   Gross profit as a percentage of sales was 10.3%  for fiscal 2014 compared with 10.7% for fiscal 2013.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $16.1 million, or 2.3%, to $722.6 million for the year ended September 27, 2014, from $706.5 million for the year ended September 28, 2013. As a percentage of sales, operating and administrative expenses were 18.8%  for the fiscal year ended September 27, 2014 and 18.9% for the fiscal year ended September 28, 2013.   Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.3%  for fiscal 2014 compared with 22.1% for fiscal 2013.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	(in millions)	sales
Salaries and wages	$10.5	0.27%
Bank charges	$2.3	0.06%
Utilities and fuel	$2.4	0.06%
Depreciation and amortization	$2.1	0.06%
Insurance	$(4.2)	(0.11)%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, including new stores opened during fiscal 2013 and 2014.

Bank charges increased due to higher fees charged for debit and credit card transactions, and a higher volume of such transactions in the Company’s stores and fuel centers.

Utilities and fuel increased as a result of increased internal freight activity and the transition of additional store space to perishable items.

Depreciation and amortization increased as a result of the Company’s capital expenditures for smaller remodeling projects that contain capital assets with shorter useful lives-compared with real restate.

Insurance expense decreased due to favorable claims experience under the Company’s self-insurance programs.

Gain from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets totaled $0.8 million for fiscal 2014 compared with gains of $4.3 million for fiscal 2013.  During fiscal 2013, the Company sold a former store property for $7.5 million and recognized a pre-tax gain of $3.9 million.  There were no other significant sale or disposal transactions during fiscal 2014 or 2013.

Other Income, Net. Other income, net totaled $3.0 million and $2.9 million for the fiscal years ended September 27, 2014 and September 28, 2013, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $12.5 million for the year ended September 27,  2014 to $46.6 million from $59.1 million for the year ended September 28, 2013.  Total debt was $937.3 million at the end of fiscal 2014 compared with $912.5 million at the end of fiscal 2013.  Interest expense decreased due to the refinancing of existing debt at lower rates during the third quarter of fiscal 2013.

Loss on Early Extinguishment of Debt. In connection with the fiscal 2013 early payoff of the $575.0 million senior notes due 2017, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.5%  for the 2014 fiscal year compared with 20.8% for the 2013 fiscal year.  The increase in the effective tax rate is primarily attributable to tax credits in fiscal 2013 representing a greater percentage of pre-tax income.

Net Income. Net income totaled $51.4 million for the fiscal year ended September 27, 2014 compared with net income of $20.8 million for the fiscal year ended September 28, 2013.  Basic and diluted earnings per share for Class A Common Stock were $2.36 and $2.28, respectively, for the fiscal year ended September 27, 2014 compared with $0.89 and $0.87, respectively, for the fiscal year ended September 28, 2013.    Basic and diluted earnings per share for Class B Common Stock were each $2.14 for the fiscal year ended September 27, 2014 compared with $0.85 of basic and diluted earnings per share for the fiscal year ended September 28, 2013.

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

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

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

Capital expenditures totaled $108.3 million and $101.5 million for fiscal 2014 and 2013, respectively.  Major capital expenditures include the following:

	2014	2013
New stores	1	1
Store sites/land parcels purchased	1	—
Fuel stations added	9	2

(including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2015 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2015 capital expenditures will be dedicated to continued improvement of its store base and will include construction of two or more new/remodeled stores.  Fiscal 2015 capital expenditures will also include investments in stores expected to open in fiscal 2016 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $946 million, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 27, 2014 totaled $2.6 million.

Liquidity

The Company generated $154.3 million of cash from operations in fiscal 2014 compared with $145.2 million for fiscal 2013.  Increased net income and changes in working capital components accounted for most of the year over year increase.

Cash used by investing activities for fiscal 2014 totaled $107.9 million compared with $93.6 million for fiscal 2013.   The Company’s most significant investing activity is capital expenditures.  Fiscal year 2014, capital expenditures were modestly higher than the previous year and there were no significant assets sales during fiscal 2014. During fiscal 2013, the Company received $7.5 million from the sale of a former store property.

During fiscal 2014, the Company’s net financing activities used $54.7 million primarily for stock repurchases and regular dividends.  In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes, including capital expenditures.  The Company’s effective interest rate on senior notes borrowings decreased from 9.5% to 5.75%.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 27, 2014, the Company had $29.9 million borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.0 million of unused letters of credit were issued at September 27, 2014.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

Other fiscal 2014 financing activities included dividends of $14.5 million and stock repurchases of $65.0 million.  New borrowings under the Line partially funded these activities.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 27, 2014, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $249 million of additional borrowings (including borrowings under the line of credit) as of September 27, 2014.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 27, 2014:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$937,260	$12,488	$24,356	$98,338	$802,077
Scheduled interest on long-term debt (1)	383,045	46,961	92,688	88,477	154,920
Advance payments on purchase contracts	1,749	1,515	17	17	199
Operating leases	88,613	11,734	21,111	16,445	39,324
Construction commitments	2,628	2,628	—	—	—
Total	$1,413,295	$75,327	$138,172	$203,277	$996,519

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 27, 2014.

Amounts available to the Company under commercial commitments as of September 27, 2014, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$134,050	$—	$—	$134,050	$—
Letters of credit-standby	11,040	10,040	1,000	—	—
Potential commercial commitments	$145,090	$10,040	$1,000	$134,050	$—

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

	Twelve Months Ended
	September 27,	September 28,
	2014	2013
All items	1.7%	1.2%
Food and beverages	3.0%	1.4%
Energy	(0.6)%	(3.1)%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company has improved the interior layout and product offerings in a significant number of stores over the past three fiscal years.  Economic conditions have improved to the point that the Company expects to more rapidly increase or update its total retail square footage beginning with fiscal 2014.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 27, 2014 and September 28, 2013, respectively (in thousands):

September 27, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$29,910	$—	$—	$29,910	$29,910
Average variable interest rate	—%	—%	—%	3.38%	—%	—%	3.38%
Long-term debt, variable interest rate	$5,149	$5,188	$5,233	$43,103	$12,508	$9,452	$80,634	$80,634
Average interest rate	2.89%	2.89%	2.89%	2.96%	3.23%	3.16%	3.01%
Long-term debt, fixed interest rate	$2,809	$2,961	$1,915	$1,878	$1,878	$20,065	$31,506	$32,171
Average interest rate	5.32%	5.35%	4.01%	3.80%	3.80%	3.80%	4.09%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$72,560	$95,210	$95,210
Average interest rate	2.25%	2.25%	2.25%	2.25%	2.25%	2.25%	2.25%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$705,250
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

September 28, 2013	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$4,549	$4,589	$4,628	$4,673	$42,549	$10,340	$71,328	$71,328
Average interest rate	2.87%	2.87%	2.88%	2.88%	2.99%	3.19%	2.99%
Long-term debt, fixed interest rate	$9,877	$2,809	$2,961	$1,915	$1,878	$21,964	$41,404	$41,585
Average interest rate	5.79%	5.21%	5.25%	3.84%	3.62%	3.62%	4.37%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$77,090	$99,740	$99,740
Average interest rate	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$675,500
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk.  On the basis of the fair value of the Company’s market sensitive instruments at September 27, 2014, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 27, 2014, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2014.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 27, 2014 using the criteria described in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 27, 2014, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, as stated in their report at page 38 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 27, 2014 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 27, 2014.

In May 2013, COSO issued its Internal Control — Integrated Framework (the “2013 Framework”).  While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.  The Company expects to adopt the 2013 Framework during the fiscal year ending September 26, 2015.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2015 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 27, 2014.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 27, 2014 and September 28, 2013;

•	Consolidated Statements of Income for the years ended September 27, 2014, September 28, 2013, and September 29, 2012;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 27, 2014, September 28, 2013, and September 29, 2012;

•	Consolidated Statements of Cash Flows for the years ended September 27, 2014, September 28, 2013, and September 29, 2012;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

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

10.5

Third Amendment to the Credit Agreement dated as of May 12, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to the Ingles Markets, Incorporated’s Annual Report on Form 10-K, File No. 0-14706, previously filed with the Commission on December 26, 2012 and incorporated herein by this reference).

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

10.12

Fifth Amendment to the Credit Agreement dated as of January 31, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.7 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.13

Sixth Amendment to the Credit Agreement dated as of June 20, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 24, 2014 and incorporated herein by this reference).

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

101

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 27, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 27, 2014 and September 28, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 27, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ingles Markets, Incorporated and subsidiaries at September 27, 2014 and September 28, 2013, and the results of their operations and their cash flows for each of the three years in the period ended September 27, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 16, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the internal control over financial reporting of Ingles Markets, Incorporated, and subsidiaries (the “Company”) as of September 27, 2014, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2014, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 27, 2014 of the Company and our report dated December 16, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 16, 2014

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27,  2014 AND SEPTEMBER 28,  2013

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,613,628	$16,844,007
Receivables (less allowance for doubtful accounts of $307,029 – 2014 and $722,893 – 2013)	60,991,062	59,929,491
Inventories	329,523,604	329,691,256
Other	14,789,004	28,075,314
Total current assets	413,917,298	434,540,068

PROPERTY AND EQUIPMENT, NET	1,218,607,029	1,212,132,055

OTHER ASSETS	24,427,237	22,655,614

TOTAL ASSETS	$1,656,951,564	$1,669,327,737

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27,  2014 AND SEPTEMBER 28,  2013

	2014	2013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,488,400	$18,956,761
Accounts payable - trade	167,314,891	160,314,263
Accrued expenses and current portion of other long-term liabilities	70,944,728	72,002,983
Total current liabilities	250,748,019	251,274,007

DEFERRED INCOME TAXES	70,040,000	86,082,000

LONG-TERM DEBT	924,771,343	893,514,238

OTHER LONG-TERM LIABILITIES	28,790,035	27,818,217
Total liabilities	1,274,349,397	1,258,688,462

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 13,540,333 shares in 2014, 13,437,975 shares in 2013	677,017	671,899
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,719,443 shares in 2014, 9,321,801 shares in 2013	335,972	466,090

Paid-in capital in excess of par value	12,311,249	77,186,249

Retained earnings	369,277,929	332,315,037
Total stockholders’ equity	382,602,167	410,639,275
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,656,951,564	$1,669,327,737

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 27,  2014,

SEPTEMBER 28,  2013 AND SEPTEMBER 29,  2012

	2014	2013	2012
Net sales	$3,835,985,953	$3,738,540,461	$3,718,314,651
Cost of goods sold	2,990,822,438	2,910,730,478	2,897,534,853
Gross profit	845,163,515	827,809,983	820,779,798
Operating and administrative expenses	722,644,214	706,497,512	697,602,981
Gain from sale or disposal of assets	825,856	4,261,704	670,025
Income from operations	123,345,157	125,574,175	123,846,842
Other income, net	3,001,161	2,900,341	3,527,065
Interest expense	46,569,864	59,142,378	60,026,564
Loss on early extinguishment of debt	—	43,089,248	—
Income before income taxes	79,776,454	26,242,890	67,347,343
Income tax expense	28,350,000	5,447,000	23,903,000
Net income	$51,426,454	$20,795,890	$43,444,343
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$2.36	$0.89	$1.87
Diluted earnings per common share	$2.28	$0.87	$1.79
Class B Common Stock
Basic earnings per common share	$2.14	$0.85	$1.70
Diluted earnings per common share	$2.14	$0.85	$1.70
Cash dividends per common share:
Class A	$0.66	$1.32	$0.66
Class B	$0.60	$1.20	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 27,  2014,

SEPTEMBER 28,  2013 AND SEPTEMBER 29,  2012

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 24, 2011	12,939,533	$646,977	11,489,726	$574,486	$116,844,842	$313,879,289	$431,945,594
Net income	—	—	—	—	—	43,444,343	43,444,343
Cash dividends
Class A	—	—	—	—	—	(8,537,270)	(8,537,270)
Class B	—	—	—	—	—	(6,822,131)	(6,822,131)
Stock repurchases, at cost	(15,473)	(774)	(154,010)	(7,700)	(2,608,593)	—	(2,617,067)
Common stock conversions	29,575	1,479	(29,575)	(1,479)	—	—	—
Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	20,795,890	20,795,890
Cash dividends
Class A	—	—	—	—	—	(17,141,839)	(17,141,839)
Class B	—	—	—	—	—	(13,303,245)	(13,303,245)
Stock repurchases, at cost	—	—	(1,500,000)	(75,000)	(37,050,000)	—	(37,125,000)
Common stock conversions	484,340	24,217	(484,340)	(24,217)	—	—	—
Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	51,426,454	51,426,454
Cash dividends
Class A	—	—	—	—	—	(8,894,632)	(8,894,632)
Class B	—	—	—	—	—	(5,568,930)	(5,568,930)
Stock repurchases, at cost	—	—	(2,500,000)	(125,000)	(64,875,000)	—	(65,000,000)
Common stock conversions	102,358	5,118	(102,358)	(5,118)	—	—	—
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 27,  2014,

SEPTEMBER 28,  2013 AND SEPTEMBER 29,  2012

	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$51,426,454	$20,795,890	$43,444,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	97,663,587	94,889,139	90,530,952
Loss on early extinguishment of debt	—	43,089,248	—
Gain from sale or disposal of assets	(825,856)	(4,261,704)	(670,025)
Receipt of advance payments on purchases contracts	2,977,486	3,715,720	4,009,606
Recognition of advance payments on purchases contracts	(3,282,770)	(3,448,546)	(3,218,320)
Deferred income taxes	(16,352,000)	7,435,000	14,202,000
Changes in operating assets and liabilities
Receivables	(1,431,891)	1,589,591	(4,678,023)
Inventory	167,652	(76,332)	(26,448,437)
Other assets	11,116,836	(6,403,298)	(14,762,062)
Accounts payable and accrued expenses	12,889,283	(12,124,026)	31,340,734
Net Cash Provided By Operating Activities	154,348,781	145,200,682	133,750,768
Cash Flows From Investing Activities:
Proceeds from sales of restricted investments	—	—	75,730,905
Proceeds from sales of property and equipment	434,061	7,809,412	1,337,031
Capital expenditures	(108,338,402)	(101,453,001)	(180,628,852)
Net Cash Used By Investing Activities	(107,904,341)	(93,643,589)	(103,560,916)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	413,837,067	581,930,489	781,566,880
Payments on short-term borrowings	(383,927,017)	(622,051,131)	(741,446,238)
Proceeds from issuance of bonds	—	700,000,000	—
Bond issuance costs	—	(9,919,840)	—
Proceeds from new long-term borrowings	14,000,000	8,000,000	3,250,000
Principal payments on long-term borrowings	(19,121,307)	(602,026,300)	(63,321,866)
Prepayment penalties on debt extinguishment	—	(27,759,630)	—
Stock repurchases	(65,000,000)	(37,125,000)	(2,617,067)
Dividends	(14,463,562)	(30,445,084)	(15,359,401)
Net Cash Used By Financing Activities	(54,674,819)	(39,396,496)	(37,927,692)
Net (Decrease) Increase in Cash and Cash Equivalents	(8,230,379)	12,160,597	(7,737,840)
Cash and Cash Equivalents at Beginning of Year	16,844,007	4,683,410	12,421,250
Cash and Cash Equivalents at End of Year	$8,613,628	$16,844,007	$4,683,410

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27,  2014,  September 28,  2013 and September 29,  2012

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2014 consisted of 52weeks; fiscal year 2013 consisted of 52 weeks and fiscal year 2012 consisted of 53 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements –In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-08 “Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (ASU 2014-08).  ASU 2014-08 is aimed at reducing the frequency of disposals reported as discontinued operations by focusing on strategic shifts that have or are expected to have a major impact on an entity’s operations and financial results.  Such a shift could include the disposal of a major line of business, a major geographical area, a major equity method of investment or other major parts of the entity.  ASU 2014-08 also permits companies to have continuing cash flows and significant continuing involvement with the disposed component.  ASU 2014-08 requires expanded disclosures for discontinued operations and new disclosures for individually material disposals that do not meet the definition of a discontinued operation.  The Company has early adopted ASU effective June 28, 2014.  ASU 2014-08 did not have a material impact on the Company’s financial position or results of operations.

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. These amounts totaled $15.5 million and $4.2 million as of September 27, 2014 and September 28, 2013, respectively.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 27, 2014 the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 27, 2014 demand deposits of approximately $4.2 million in two banks exceed the $250,000 FDIC insurance limit per bank.

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

Inventories – Substantially all of the Company’s inventory consists of finished goods.  Warehouse inventories are valued at the lower of average cost or market.  Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories.  As an integral part of valuing inventory at cost, management makes certain judgments and estimates for standard gross margins, allowances for vendor consideration, markdowns and shrinkage.  Warehousing and distribution costs are not included in the valuation of inventories.  The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate.

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $97.7 million, $94.9 million and $90.6 million for fiscal years 2014, 2013 and 2012, respectively.

Asset Impairments – The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360.  Asset groups are primarily comprised of individual store and shopping center properties.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

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

Capitalized Loan Costs – Other assets include capitalized loan costs of $10.6 million (net of $2.4 million accumulated amortization) and $11.6 million (net of $1.2 million accumulated amortization) at September 27, 2014 and September 28, 2013, respectively. These costs are amortized over the life of the underlying debt instrument at approximately $1.3 million per year. During the year ended September 28, 2013 the Company wrote off $15.3 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt.  This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the fiscal year ended September 27, 2014 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $29.9 million and $29.4 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 27, 2014 and September 28, 2013, respectively. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2014, the Company’s self-insured liabilities were supported by $9.3 million of undrawn letters of credit which expire between October 2014 and September 2015. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

Income Taxes – The Company accounts for income taxes under FASB ASC Topic 740.  Deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates.   The Company accounts for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.

The Company had gross unrecognized tax benefits of $148,800 and $149,100 as of September 27, 2014 and September 28, 2013, respectively.  These benefits, if recognized, would have an insignificant effect on the effective tax rate. The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2010. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2011.  Examinations may challenge certain of the Company’s tax positions.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of September 27, 2014, the Company had approximately $53,000 accrued for interest and penalties.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $12.3 million, $13.9 million and $14.1 million for fiscal years 2014, 2013 and 2012, respectively.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although these estimates are based on management’s knowledge of current events and actions it may undertake in the future, they may ultimately differ from actual results.  Such estimates include the allowance for doubtful accounts, various inventory reserves, realizability of deferred tax assets, and self-insurance reserves.

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $16.7 million, $14.2 million and $9.2 million for fiscal years 2014, 2013 and 2012, respectively.

Operating and Administrative Expenses –  Operating and administrative expenses include costs incurred for store and administrative labor, occupancy, depreciation (to the extent not included in Cost of Goods Sold), insurance and general administration.

Revenue Recognition – The Company recognizes revenues from grocery segment sales at the point of sale to its customers.  Sales taxes collected from customers are not included in reported revenues.  Discounts provided to customers by the Company at the point of sale, including discounts provided in connection with loyalty cards, are recognized as a reduction in sales as the products are sold.  Product returns are not significant.

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale.  Therefore, approximately 67%    of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis.  Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $126.7 million, $121.9 million, and $114.3 million for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.8 million, $14.5 million, and $13.2 million for the fiscal years ended September 27, 2014, September 28, 2013 and September 29, 2012, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2014	2013
Deferred tax liabilities:
Property and equipment tax/book differences	$79,861,000	$96,989,000
Property tax method	1,418,000	1,384,000
Total deferred tax liabilities	81,279,000	98,373,000
Deferred tax assets:
Insurance reserves	8,360,000	8,957,000
Advance payments on purchases contracts	676,000	797,000
Vacation accrual	2,603,000	2,560,000
State tax credits	604,000	1,358,000
Inventory	1,917,000	2,323,000
Deferred compensation	3,157,000	2,784,000
Other	1,544,000	824,000
Total deferred tax assets	18,861,000	19,603,000
Net deferred tax liabilities	$62,418,000	$78,770,000

Current deferred income tax benefits of $7.6 million and $7.3 million at September 27,  2014 and September 28,  2013, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, non-income taxes, self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 27,  2014 and September 28,  2013 refundable current income taxes totaling $1.2 million and $13.8 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2014	2013	2012

Federal tax at statutory rate	$27,922,000	$9,109,000	$23,572,000
State income tax, net of federal tax benefits	2,308,000	(2,204,000)	1,943,000
Federal tax credits	(718,000)	(1,410,000)	(1,209,000)
Other	(1,162,000)	(48,000)	(403,000)
Total	$28,350,000	$5,447,000	$23,903,000

Current and deferred income tax expense (benefit) is as follows:

	2014	2013	2012

Current:
Federal	$40,475,000	$73,000	$6,734,000
State	4,227,000	(2,061,000)	2,967,000
Total current	44,702,000	(1,988,000)	9,701,000
Deferred:
Federal	(15,913,000)	7,368,000	12,149,000
State	(439,000)	67,000	2,053,000
Total deferred	(16,352,000)	7,435,000	14,202,000
Total expense	$28,350,000	$5,447,000	$23,903,000

Uncertain Tax Positions – Under ASC 740-10 “Accounting for Uncertainty in Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the “more likely than not” threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  A reserve for uncertain tax positions, including interest and penalties, of $0.2 million is included in the Company’s income taxes payable at both September 27,  2014 and September 28,  2013. The reserve for uncertain tax positions has been recorded based on management’s assumption that certain tax positions would be successfully challenged by taxing authorities.

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

3. Property and Equipment

Property and equipment, net, consists of the following:

	2014	2013

Land	$308,475,596	$302,390,527
Construction in progress	7,201,640	9,644,248
Buildings	1,015,061,129	983,136,114
Store, office and warehouse equipment	785,827,851	738,305,477
Transportation equipment	64,705,509	64,436,941
Leasehold improvements	53,183,103	53,886,925
Total	2,234,454,828	2,151,800,232
Less accumulated depreciation and amortization	1,015,847,799	939,668,177
Property and equipment - net	$1,218,607,029	$1,212,132,055

 4.  Property Held for Lease and Rental Income

At September 27,  2014, the Company owned and operated 69 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income is included in the line item “Net sales” on the Consolidated Statement of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2014	2013	2012

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$7,875,101	$7,997,136	$8,352,748
Contingent rentals	331,352	257,598	528,083
Total	8,206,453	8,254,734	8,880,831
Depreciation on owned properties leased to others	(5,363,637)	(5,220,102)	(5,478,307)
Other shopping center expenses	(1,982,212)	(1,936,250)	(1,958,178)
Total	$860,604	$1,098,382	$1,444,346

 Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 27,	September 28,
	2014	2013

Land	$41,796,507	$39,487,058
Buildings	168,884,878	162,673,028
Total	210,681,385	202,160,086
Less accumulated depreciation	(103,238,395)	(93,950,201)
Total	$107,442,990	$108,209,885

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 27,  2014:

Fiscal Year
2015	$4,941,290
2016	3,891,919
2017	2,639,172
2018	1,454,504
2019	1,045,880
Thereafter	2,499,485
Total minimum future rental income	$16,472,250

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

Operating Leases - Rent expense for all operating leases of $14.1 million, $14.4 million and $14.2 million for fiscal years 2014,  2013 and 2012, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million for each of fiscal years 2014,  2013 and 2012, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 27,  2014 are as follows:

Fiscal Year
2015	$11,733,813
2016	10,771,402
2017	10,339,177
2018	8,769,561
2019	7,675,403
Thereafter	39,323,619
Total minimum future rental commitments	$88,612,975

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2014	2013
Property, payroll, and other taxes payable	$16,469,128	$16,771,941
Salaries, wages, and bonuses payable	25,514,842	25,129,025
Self-insurance liabilities:
Employee group insurance	4,585,759	4,591,256
Workers’ compensation insurance	5,677,217	5,658,840
General liability insurance	2,671,944	2,594,047
Interest	12,676,648	12,993,252
Other	3,349,190	4,264,622
Total	$70,944,728	$72,002,983

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $27.4 million, $31.4 million and $30.6 million for fiscal years 2014,  2013 and 2012, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2014	2013
Advance payments on purchases contracts	$1,748,818	$2,054,112
Deferred gain - sale/leasebacks	369,773	420,166
Deferred lease expense	1,875,776	1,900,084
Nonqualified investment plan liability	8,172,335	7,211,523
Self-insurance liabilities:
Workers’ compensation insurance	13,283,535	13,066,779
General liability insurance	3,643,676	3,460,935
Other	1,261,623	1,047,281
Total other long-term liabilities	30,355,536	29,160,880
Less current portion	1,565,501	1,342,663
	$28,790,035	$27,818,217

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7.  Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2014	2013
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	95,210,000	99,740,000
Outstanding line of credit, weighted average interest rate of 3.38%	29,910,050	—
Notes payable:
Real estate and equipment maturing 2013-2031:
Due to banks, weighted average interest rate of 3.01 for 2014 and 3.26% for 2013	80,634,003	78,405,127
Due to other financial institutions, weighted average interest rate of 4.09% for 2014 and 4.04% for 2013	31,505,690	34,325,872
Total long-term debt	937,259,743	912,470,999
Less current portion	12,488,400	18,956,761
Long-term debt, net of current portion	$924,771,343	$893,514,238

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.75% per annum and were issued at par. Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and to pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes, including capital expenditures.  In connection with the repayment of the $575.0 million senior notes, the Company paid $27.8 million in debt extinguishment costs and expensed $15.3 million of unamortized loan costs.  These amounts comprise the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income for the fiscal year ended September 28, 2013.

The Company filed a registration statement with the Securities and Exchange Commission to exchange the private placement notes with registered notes.  This exchange has been completed.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 27, 2014, the Company had $29.9 million borrowing outstanding under the line of credit.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.0 million of unused letters of credit were issued at September 27, 2014.  The Company is not required to maintain compensating balances in connection with the Line.

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

Bond proceeds were invested in a trust account with the Bond trustee.  The Company received disbursements from the account as it submitted requisitions to the trustee for incurred Project costs.  Disbursements from the trust account are listed in the line item “Proceeds from sales of restricted investments” on the Consolidated Statements of Cash Flows for the fiscal year ended September 29, 2012.  All funds had been disbursed from the trust account as of September 29, 2012.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions.  Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions would hold the Bonds until January 2, 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.

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

The Company’s obligation to repay the Bonds is collateralized by the Project.  Additional collateral was required in order to meet certain loan to value criteria in the Covenant Agreement.  The Covenant Agreement incorporates substantially all financial covenants included in the Line.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 27, 2014.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At September 27,  2014, property and equipment with an undepreciated cost of approximately $273 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2014	2013	2012
Total interest costs	$46,846,912	$59,598,030	$61,764,642
Interest capitalized	(277,048)	(455,652)	(1,738,078)
Interest expense	$46,569,864	$59,142,378	$60,026,564

Maturities of long-term debt at September 27,  2014 are as follows:

Fiscal Year
2015	$12,488,400
2016	12,678,414
2017	11,677,721
2018	79,421,418
2019	18,916,389
Thereafter	802,077,401
Total	$937,259,743

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

During the year ended September 27, 2014, the Company repurchased 2.5 million shares of Class B Common Stock under this plan.  Following this transaction, all four million shares authorized by the Company’s Board of Directors have been repurchased.

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

	Year Ended
	September 27, 2014
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$31,776,515	$19,649,939
Conversion of Class B to Class A shares	19,649,939	—
Net income allocated, diluted	$51,426,454	$19,649,939

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,482,296	9,126,381
Conversion of Class B to Class A shares	9,126,381	—
Weighted average shares outstanding, diluted	22,608,677	9,126,381

Earnings per share
Basic	$2.36	$2.14
Diluted	$2.28	$2.14

	Year Ended		Year Ended
	September 28, 2013		September 29, 2012
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$11,638,545	$9,157,345	$24,151,777	$19,292,566
Conversion of Class B to Class A shares	9,157,345	—	19,292,566	—
Net income allocated, diluted	$20,795,890	$9,157,345	$43,444,343	$19,292,566

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,054,425	10,817,989	12,936,583	11,364,899
Conversion of Class B to Class A shares	10,817,989	—	11,364,899	—
Weighted average shares outstanding, diluted	23,872,414	10,817,989	24,301,482	11,364,899

Earnings per share
Basic	$0.89	$0.85	$1.87	$1.70
Diluted	$0.87	$0.85	$1.79	$1.70

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1.4 million,  $1.3 million and $1.3 million for fiscal years 2014,  2013 and 2012, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $84,000,  $77,000 and $71,000 for fiscal years 2014, 2013 and 2012, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $9.2 million, $9.0 million and $10.0 million for fiscal years 2014,  2013 and 2012, respectively.

Medical Care Plan - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   The “Other” segment includes the Company’s remaining operations -- fluid dairy and shopping center rentals.    Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2014	2013	2012
Revenues from unaffiliated customers:
Grocery sales	$3,683,353	$3,599,820	$3,577,510
Other	152,633	138,720	140,805
Total revenues from unaffiliated customers	$3,835,986	$3,738,540	$3,718,315

Income before income taxes:
Grocery sales	$112,030	$114,380	$111,540
Other	11,315	11,194	12,307
Total income from operations	123,345	125,574	123,847
Other income, net	3,001	2,900	3,527
Interest expense	46,570	59,142	60,027
Loss on early extinguishment of debt	—	43,089	—
Income before income taxes	$79,776	$26,243	$67,347

Assets:
Grocery sales	$1,515,055	$1,528,483	$1,486,109
Other	144,667	143,237	158,267
Elimination of intercompany receivable	(2,770)	(2,392)	(2,267)
Total assets	$1,656,952	$1,669,328	$1,642,109

Capital expenditures:
Grocery sales	$105,808	$99,995	$175,835
Other	2,531	1,458	4,794
Total capital expenditures	$108,338	$101,453	$180,629

Depreciation and amortization:
Grocery sales	$90,025	$87,331	$82,584
Other	7,639	7,558	7,947
Total depreciation and amortization	$97,664	$94,889	$90,531

Sales by product category for fiscal years 2014, 2013 and 2012, respectively, are as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2014	2013	2012
Grocery	$1,397,870	$1,424,869	$1,447,520
Non-foods	729,934	707,294	709,959
Perishables	937,402	898,956	866,252
Gasoline	618,147	568,701	553,779
Total grocery segment	$3,683,353	$3,599,820	$3,577,510

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation had $58.7  million, $58.3 million and $58.5 million in sales to the grocery sales segment in fiscal 2014,  2013 and 2012, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2014
Net sales	$945,125	$947,761	$978,262	$964,838	$3,835,986
Gross profit	203,506	206,124	215,151	220,383	845,164
Net income	9,533	10,455	13,834	17,604	51,426
Basic earnings per common share
Class A	0.44	0.47	0.63	0.82	2.36
Class B	0.40	0.43	0.57	0.74	2.14
Diluted earnings per common share
Class A	0.42	0.46	0.61	0.79	2.28
Class B	0.40	0.43	0.57	0.74	2.14

2013
Net sales	$934,977	$920,694	$934,015	$948,854	$3,738,540
Gross profit	208,205	198,646	210,652	210,307	827,810
Net income	11,568	8,090	(14,424)	15,562	20,796
Basic earnings per common share
Class A	0.50	0.35	(0.62)	0.71	0.89
Class B	0.45	0.32	(0.56)	0.65	0.85
Diluted earnings per common share
Class A	0.48	0.33	(0.62)	0.68	0.87
Class B	0.45	0.32	(0.56)	0.65	0.85

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

Construction commitments at September 27,  2014 totaled $2.6 million.  The Company expects these commitments to be fulfilled during fiscal year 2015.

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

The carrying amount and fair value of the Company’s debt at September 27, 2014 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$705,250	Level 2
Recovery Zone Facility Bonds	95,210	95,210	Level 2
Real estate and equipment notes payable	112,140	112,805	Level 2
Line of credit payable	29,910	29,910	Level 2
Total debt	$937,260	$943,175

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2014	2013	2012
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$46,886,468	$65,281,861	$61,269,522
Income taxes	32,064,452	(2,470,362)	21,390,331
Non cash items:
Property and equipment additions included in accounts payable	8,555,952	14,598,996	7,957,599

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  At September 27,  2014 loans outstanding totaled $0.4 million.

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

In fiscal 2014, the Company approved the repurchase of 2.5 million shares of the Company’s Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company.  The aggregate purchase price for the stock was $65.0 million, equal to the fair market value of the Company’s publicly traded Class A Common Stock at the time of the transaction.  The transaction was approved by the Company’s Executive Committee and Audit Committee in accordance with Company policy and regulatory guidelines.

17.  Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 27, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$772,893	$-	$465,864	$307,029

Fiscal year ended September 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$741,690	$30,000	$(1,203)	$772,893

Fiscal year ended September 29, 2012:
Deducted from asset accounts:
Allowance for doubtful accounts	$524,460	$288,977	$71,747	$741,690

(1)Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ Robert P. Ingle, II
Robert P. Ingle, II Chief Executive Officer

Date: December 16, 2014

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