Form 10-Q
period 2014-12-27
INGLES MARKETS INC
filed 2015-02-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27,  2014

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

As of February 3, 2015, the Registrant had 13,554,259 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,705,518 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 27, 2014 and September 27, 2014	3

Condensed Consolidated Statements of Income for the Three Months Ended December 27, 2014
and December 28, 2013	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 27, 2014 and December 28, 2013	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 27, 2014 and December 28, 2013	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 6. Exhibits	19

Signatures	22

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 27,	September 27,
	2014	2014
ASSETS
Current Assets:
Cash and cash equivalents	$6,257,103	$8,613,628
Receivables - net	72,112,411	60,991,062
Inventories	338,320,755	329,523,604
Other current assets	16,213,256	14,789,004
Total Current Assets	432,903,525	413,917,298
Property and Equipment – Net	1,218,215,254	1,218,607,029
Other Assets	24,465,182	24,427,237
Total Assets	$1,675,583,961	$1,656,951,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,897,432	$12,488,400
Accounts payable - trade	152,465,421	167,314,891
Accrued expenses and current portion of other long-term liabilities	53,750,568	70,944,728
Total Current Liabilities	220,113,421	250,748,019
Deferred Income Taxes	75,037,000	70,040,000
Long-Term Debt	956,482,702	924,771,343
Other Long-Term Liabilities	29,553,405	28,790,035
Total Liabilities	1,281,186,528	1,274,349,397
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,553,433 shares issued and outstanding December 28, 2014; 13,540,333 shares issued and outstanding at September 27, 2014	677,672	677,017
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,706,343 shares issued and outstanding December 28, 2014; 6,719,443 shares issued and outstanding at September 27, 2014	335,317	335,972
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	381,073,195	369,277,929
Total Stockholders’ Equity	394,397,433	382,602,167
Total Liabilities and Stockholders’ Equity	$1,675,583,961	$1,656,951,564

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	December 27,	December 28,
	2014	2013

Net sales	$964,496,835	$945,124,870
Cost of goods sold	740,104,278	741,619,203
Gross profit	224,392,557	203,505,667
Operating and administrative expenses	186,978,851	177,430,181
Gain from sale or disposal of assets	117,781	124,873
Income from operations	37,531,487	26,200,359
Other income, net	562,760	840,001
Interest expense	12,022,909	11,782,231
Income before income taxes	26,071,338	15,258,129
Income tax expense	11,033,000	5,725,000
Net income	$15,038,338	$9,533,129

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.77	$0.44
Diluted earnings per common share	$0.74	$0.42
Class B Common Stock
Basic earnings per common share	$0.70	$0.40
Diluted earnings per common share	$0.70	$0.40
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 27,  2014 AND DECEMBER 28, 2013

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	9,533,129	9,533,129
Cash dividends	—	—	—	—	—	(3,615,547)	(3,615,547)
Common stock conversions	2,662	133	(2,662)	(133)	—	—	—
Balance, December 28, 2013	13,440,637	$672,032	9,319,139	$465,957	$77,186,249	$338,232,619	$416,556,857
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	15,038,338	15,038,338
Cash dividends	—	—	—	—	—	(3,243,072)	(3,243,072)
Common stock conversions	13,100	655	(13,100)	(655)	—	—	—
Balance, December 27, 2014	13,553,433	$677,672	6,706,343	$335,317	$12,311,249	$381,073,195	$394,397,433

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 27,	December 28,
	2014	2013
Cash Flows from Operating Activities:
Net income	$15,038,338	$9,533,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,298,752	23,925,202
Gain from sale or disposal of assets	(117,781)	(124,873)
Receipt of advance payments on purchases contracts	1,095,220	750,000
Recognition of advance payments on purchases contracts	(962,065)	(816,011)
Deferred income taxes	4,997,000	(1,616,000)
Changes in operating assets and liabilities:
Receivables	(10,751,029)	(585,427)
Inventory	(8,797,151)	(5,357,968)
Other assets	(997,523)	5,129,577
Accounts payable and accrued expenses	(29,632,041)	(21,311,417)
Net Cash (Used) Provided by Operating Activities	(4,828,280)	9,526,212
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	168,024	130,119
Capital expenditures	(27,573,589)	(30,839,703)
Net Cash Used by Investing Activities	(27,405,565)	(30,709,584)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	233,849,691	161,841,378
Payments on short-term borrowings	(198,759,741)	(147,406,112)
Principal payments on long-term borrowings	(1,969,558)	(1,854,428)
Dividends paid	(3,243,072)	(3,615,547)
Net Cash Provided by Financing Activities	29,877,320	8,965,291
Net Decrease in Cash and Cash Equivalents	(2,356,525)	(12,218,081)
Cash and cash equivalents at beginning of period	8,613,628	16,844,007
Cash and Cash Equivalents at End of Period	$6,257,103	$4,625,926

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 27,  2014 and December 28,  2013

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 27, 2014, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 27, 2014 and December 28, 2013. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27,  2014, filed by the Company under the Securities Exchange Act of 1934 on December 16,  2014.

The results of operations for the three-month period ended December 27, 2014 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted in the three-month period ended December 27, 2014.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $387,000 at December 27, 2014 and $307,000 at September 27, 2014, respectively.

D. INCOME TAXES

The Company’s continuing practice is to recognize interest and penalties related to uncertain tax positions and related matters in income tax expense. As of December 27, 2014, the Company had approximately $57,000 accrued for interest and penalties.

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.  As of December  27, 2014, the Company had gross unrecognized tax benefits of approximately $158,000, all of which, if recognized, would affect the effective tax rate.  The Company does not expect that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for the years before 2011.

The Company had approximately $1.2 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at September 27, 2014.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations will be effective for the Company’s fiscal year ending September 26, 2015.  Taxpayers may elect to apply them to tax years beginning on or after January 1, 2012.  The Company has determined that the regulations will not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 27,	September 27,
	2014	2014
Property, payroll and other taxes payable	$11,029,396	$16,469,128
Salaries, wages and bonuses payable	22,420,578	25,514,842
Self-insurance liabilities	12,898,887	12,934,920
Interest payable	2,753,778	12,676,648
Other	4,647,929	3,349,190
	$53,750,568	$70,944,728

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At December 27, 2014 the Company’s self-insurance reserves totaled $30.2 million.  Of this amount, $12.9 million is accounted for as a current liability and $17.3 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.6 million and $6.2 million for the three-month periods ended December 27, 2014 and December 28, 2013, respectively.

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

The Company filed a registration statement with the Securities and Exchange Commission and completed the exchange of private placement notes with registered notes.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December 27, 2014, the Company had $65.0 million of borrowings outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.5 million of unused letters of credit were issued at December 27, 2014.  The Company is not required to maintain compensating balances in connection with the line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of bonds for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County , North Carolina (the “Project”).  The final maturity date of the bonds is January 1, 2036.

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

The Notes, the bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 27, 2014.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, bonds and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 23, 2014 to stockholders of record on October 9, 2014.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 16, 2014.

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

	Three Months Ended		Three Months Ended
	December 27, 2014		December 28, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,363,890	$4,674,448	$5,846,794	$3,686,335
Conversion of Class B to Class A shares	4,674,448	—	3,686,335	—
Net income allocated, diluted	$15,038,338	$4,674,448	$9,533,129	$3,686,335

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,542,924	6,716,852	13,439,523	9,320,253
Conversion of Class B to Class A shares	6,716,852	—	9,320,253	—
Weighted average shares outstanding, diluted	20,259,776	6,716,852	22,759,776	9,320,253

Earnings per share
Basic	$0.77	$0.70	$0.44	$0.40
Diluted	$0.74	$0.70	$0.42	$0.40

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” segment includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 27,	December 28,
	2014	2013
Revenues from unaffiliated customers:
Grocery sales	$926,002	$910,087
Other	38,495	35,038
Total revenues from unaffiliated customers	$964,497	$945,125

Income from operations:
Grocery sales	$34,977	$24,165
Other	2,555	2,035
Total income from operations	$37,532	$26,200

	December 27,	September 27,
	2014	2014
Assets:
Grocery sales	$1,442,300	$1,515,055
Other	235,578	144,667
Elimination of intercompany receivable	(2,294)	(2,770)
Total assets	$1,675,584	$1,656,952

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	December 27,	December 28,
	2014	2013
Grocery	$358,317	$358,899
Non-foods	190,147	181,874
Perishables	239,610	226,602
Gasoline	137,928	142,712
Total grocery segment	$926,002	$910,087

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 27, 2014 and December 28, 2013, respectively, the fluid dairy operation had $14.6 million and $14.8 million in sales to the grocery sales segment. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at December 27, 2014 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$703,500	Level 2
Facility Bonds	95,210	95,210	Level 2
Real estate and equipment notes payable	110,170	110,243	Level 2
Line of credit payable	65,000	65,000	Level 2
Total debt	$970,380	$973,953

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the quarters ended December  27, 2014 and December 28, 2013 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 27,  2014, the Company operated 97 in-store pharmacies and 84 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At December 27, 2014, the Company’s self-insurance reserves totaled $30.2 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 27, 2014.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $31.6 million and $31.5 million for the fiscal quarters ended December 27, 2014 and December 28, 2013, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $4.1 million and $3.9 million for the fiscal quarters ended December 27, 2014 and December 28, 2013, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 27, 2014 and December 28, 2013 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 27, 2014 and December 28, 2013, comparable store sales include 201 and 202 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 27,	December 28,
	2014	2013
Net sales	100.0%	100.0%
Gross profit	23.3%	21.5%
Operating and administrative expenses	19.4%	18.8%
Income from operations	3.9%	2.8%
Other income, net	0.1%	0.1%
Interest expense	1.2%	1.2%
Income tax expense	1.1%	0.6%
Net income	1.6%	1.0%

Three Months Ended December 27,  2014 Compared to the Three Months Ended December 28,  2013

Net income for the first quarter of fiscal 2015 totaled $15.0 million, compared with net income of $9.5 million earned for the first quarter of fiscal 2014.  Total revenues increased as did gross margin in both gasoline and in other supermarket products.  Operating expense also increased, but n ot to the extent of gross profit.

Net Sales. Net sales totaled $964.5 million for the three months ended December 27, 2014, a 2.1% increase over net sales of $945.1 million for the three months ended December 28, 2013. Ingles operated 202 and 203 stores at December 27, 2014 and December 28, 2013, respectively.  Retail square feet totaled 11.1 million square feet at both December 27, 2014 and December 28, 2013.   During the last twelve months the Company closed two stores and opened one new store.

Excluding gasoline sales, comparable store sales increased 2.3%.  Retail gasoline gallons sold increased as more fuel centers were added, but gasoline sales dollars decreased due to significantly lower gas prices during the first quarter of fiscal 2015compared with the same period of last year. The number of customer transactions (excluding gasoline) decreased slightly, and the average transaction size increased 3.1%.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 27,	December 28,
	2014	2013
Grocery	$358,317	$358,899
Non-foods	190,147	181,874
Perishables	239,610	226,602
Gasoline	137,928	142,712
Total grocery segment	$926,002	$910,087

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended December 27, 2014 are summarized as follows (in thousands):

Total grocery sales for the three months ended December 28, 2013	$910,087
Comparable store sales increase (including gasoline)	11,007
Impact of stores opened in fiscal 2014	6,859
Impact of stores closed in fiscal 2014	(1,913)
Other	(38)
Total grocery sales for the three months ended December 27, 2014	$926,002

Gross Profit. Gross profit for the three-month period ended December 27, 2014 totaled $224.4 million, a increase of  $20.9 million, or 10.3%, compared with gross profit of $203.5 million for the three-month period ended December 28, 2013.  Gross profit as a percentage of sales was 23.3%  for the three months ended December 27, 2014 compared with 21.5% for the three months ended December 28, 2013.

The gross profit increase is attributable to higher gasoline gross profits and to other grocery segment margin improvements during the current fiscal quarter.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 58 basis points in the first quarter of fiscal 2015 compared with the same fiscal 2014 period.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $9.6  million, or 5.4%, to $187.0 million for the three months ended December 27, 2014, from $177.4 million for the three months ended December 28, 2013. As a percentage of sales, operating and administrative expenses were 19.4%  and 18.8% for the December 2014 and December 2013 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.8% of sales for the first fiscal quarter of 2015 compared with 21.9% for the first fiscal quarter of 2014.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$4.1	0.42%
Insurance	$1.5	0.15%
Depreciation and amortization	$1.1	0.11%
Taxes and licenses	$0.9	0.09%

Salaries and wages increased in dollars due to additional labor hours required in part to accommodate in-store merchandising changes.

Insurance expense increased due to claims experience in the Company’s self-insurance programs.

Depreciation and amortization increased as a result of equipment purchases related to interior store remodels.

Taxes and licenses increased as a result of municipal license increases and costs related to new locations and services.

Interest Expense. Interest expense increased $0.2 million for the three-month period ended December 27, 2014 to $12.0 million from $11.8 million for the three-month period ended December 28, 2013. The increase is attributable to higher total debt.  Total debt at December 2014 was $970.4 million compared with $925.1 million at December 2013.

Income Taxes. Income tax expense totaled $11.0 million for the three months ended December 27, 2014, an effective tax rate of 42.3% of pretax income.   Income tax expense totaled $5.7 million for the three months ended December 28, 2013, an effective tax rate of 37.5% of pretax income.  The higher effective tax rate for the December 2014 quarter is attributable to certain discrete items which are not expected to recur in future periods.

Net Income. Net income totaled $15.0 million for the three-month period ended December 27, 2014 compared with $9.5 million for the three-month period ended December 28, 2013.  Net income, as a percentage of sales, was 1.6% and 1.0% for the December 2014 quarter and the December 2013 quarter, respectively.  Basic and diluted earnings per share for Class A Common Stock were $0.77 and $0.74, respectively, for the December 2014 quarter, compared to $0.44 and $0.42, respectively, for the December 2013 quarter.    Basic and diluted earnings per share for Class B Common Stock were each $0.70 for the December 2014 quarter compared with $0.40 for the December 2013 quarter.

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

Capital expenditures totaled $27.6 million for the three-month period ended December 27, 2014.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores and to acquire transportation equipment.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant, and expenditures for stores scheduled to open in fiscal 2015.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $8.4 million at December 27, 2014.

Liquidity

The Company used net cash from operations on the amount of $4.8 million in the December 2014 three-month period compared to a net operating cash generation of $9.5 million during the December 2013 three-month period. Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 27, 2014 and December 28, 2013 totaled $27.4 million and $30.7 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December  27, 2014, the Company had $65.0 million of borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.5 million of unused letters of credit were issued at December 27, 2014.  The Company is not required to maintain compensating balances in connection with this line of credit.

On December 29, 2010, the Company completed the funding of $99.7 million of bonds for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

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

The Notes, the bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 27, 2014, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $278 million of additional borrowings (including borrowings under the line of credit) as of December 27, 2014.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 27,  2014 other than as disclosed elsewhere in this Form 10-Q.

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

	Three Months Ended
	December 27,	December 28,
	2014	2013
All items	(0.2)%	0.1%
Food and beverages	0.2%	0.1%
Energy	(3.5)%	(0.2)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 27,  2014.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 27, 2014, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2014. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of December  27, 2014.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2015.

No change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, COSO issued its Internal Control – Integrated Framework (the “2013 Framework”).  While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.  The Company expects to adopt the 2013 Framework during the year ending September 26, 2015.

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

10.3Waiver and First Amendment to the Credit Agreement dated as of July 31, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September, 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.4Second Amendment to the Credit Agreement dated as of December 29, 2010, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.5Third Amendment to the Credit Agreement dated as of September 6, 2012, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.6Fourth Amendment to the Credit Agreement dated as of June 12, 2013, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.6 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

10.8Sixth Amendment to the Credit Agreement dated as of June 23, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 24, 2014 and incorporated herein by this reference).

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December  27, 2014, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 5, 2015	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: February 5, 2015	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer