Form 10-Q
period 2015-03-28
INGLES MARKETS INC
filed 2015-05-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28,  2015

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

As of May 4, 2015 the Registrant had 13,760,976 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,498,800 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 28, 2015 and September 27, 2014	3

Condensed Consolidated Statements of Income for the
Three Months Ended March 28, 2015 and March 29, 2014	4
Six Months Ended March 28, 2015 and March 29, 2014	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 28, 2015 and March 29, 2014	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 28, 2015 and March 29, 2014	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	22

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	September 27,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,684,175	$8,613,628
Receivables - net	64,368,373	60,991,062
Inventories	337,056,383	329,523,604
Other current assets	15,286,536	14,789,004
Total Current Assets	425,395,467	413,917,298
Property and Equipment – Net	1,208,453,632	1,218,607,029
Other Assets	24,391,182	24,427,237
Total Assets	$1,658,240,281	$1,656,951,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,939,858	$12,488,400
Accounts payable - trade	157,556,951	167,314,891
Accrued expenses and current portion of other long-term liabilities	60,464,274	70,944,728
Total Current Liabilities	231,961,083	250,748,019
Deferred Income Taxes	73,865,000	70,040,000
Long-Term Debt	914,597,118	924,771,343
Other Long-Term Liabilities	32,359,706	28,790,035
Total Liabilities	1,252,782,907	1,274,349,397
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,760,083 shares issued and outstanding March 28, 2015; 13,540,333 shares issued and outstanding at September 27, 2014	688,004	677,017
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,499,693 shares issued and outstanding March 28, 2015; 6,719,443 shares issued and outstanding at September 27, 2014	324,985	335,972
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	392,133,136	369,277,929
Total Stockholders’ Equity	405,457,374	382,602,167
Total Liabilities and Stockholders’ Equity	$1,658,240,281	$1,656,951,564

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$915,334,689	$947,760,587
Cost of goods sold	696,643,697	741,636,640
Gross profit	218,690,992	206,123,947
Operating and administrative expenses	185,578,000	178,402,604
Gain from sale or disposal of assets	521,222	83,283
Income from operations	33,634,214	27,804,626
Other income, net	563,966	737,862
Interest expense	11,577,970	11,698,560
Income before income taxes	22,620,210	16,843,928
Income tax expense	8,318,000	6,389,000
Net income	$14,302,210	$10,454,928

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.72	$0.47
Diluted earnings per common share	$0.71	$0.46
Class B Common Stock
Basic earnings per common share	$0.66	$0.43
Diluted earnings per common share	$0.66	$0.43
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$1,879,831,524	$1,892,885,457
Cost of goods sold	1,436,747,974	1,483,255,844
Gross profit	443,083,550	409,629,613
Operating and administrative expenses	372,556,852	355,832,785
Gain from sale or disposal of assets	639,004	208,156
Income from operations	71,165,702	54,004,984
Other income, net	1,126,726	1,577,865
Interest expense	23,600,880	23,480,791
Income before income taxes	48,691,548	32,102,058
Income tax expense	19,351,000	12,114,000
Net income	$29,340,548	$19,988,058

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.49	$0.91
Diluted earnings per common share	$1.45	$0.88
Class B Common Stock
Basic earnings per common share	$1.36	$0.83
Diluted earnings per common share	$1.36	$0.83
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 28, 2015 AND MARCH 29,  2014

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	19,988,058	19,988,058
Cash dividends	—	—	—	—	—	(7,231,123)	(7,231,123)
Common stock conversions	30,562	1,528	(30,562)	(1,528)	—	—	—
Balance, March 29, 2014	13,468,537	$673,427	9,291,239	$464,562	$77,186,249	$345,071,972	$423,396,210
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	29,340,548	29,340,548
Cash dividends	—	—	—	—	—	(6,485,341)	(6,485,341)
Common stock conversions	219,750	10,987	(219,750)	(10,987)	—	—	—
Balance, March 28, 2015	13,760,083	$688,004	6,499,693	$324,985	$12,311,249	$392,133,136	$405,457,374

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 28,	March 29,
	2015	2014
Cash Flows from Operating Activities:
Net income	$29,340,548	$19,988,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	50,898,628	48,113,901
Gain from sale or disposal of assets	(639,004)	(208,156)
Receipt of advance payments on purchases contracts	3,518,251	2,516,458
Recognition of advance payments on purchases contracts	(2,298,705)	(1,632,251)
Deferred income taxes	3,825,000	(3,271,000)
Changes in operating assets and liabilities:
Receivables	(3,006,991)	(4,994,302)
Inventory	(7,532,779)	(3,732,015)
Other assets	(317,709)	2,064,706
Accounts payable and accrued expenses	(14,886,343)	(8,095,489)
Net Cash Provided by Operating Activities	58,900,896	50,749,910
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	674,380	200,804
Capital expenditures	(44,296,622)	(51,838,307)
Net Cash Used by Investing Activities	(43,622,242)	(51,637,503)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	398,870,522	297,451,513
Payments on short-term borrowings	(399,108,140)	(297,451,513)
Proceeds from other long-term borrowings	—	14,000,000
Principal payments on long-term borrowings	(8,485,148)	(15,337,958)
Dividends paid	(6,485,341)	(7,231,123)
Net Cash Used by Financing Activities	(15,208,107)	(8,569,081)
Net Increase (Decrease) in Cash and Cash Equivalents	70,547	(9,456,674)
Cash and cash equivalents at beginning of period	8,613,628	16,844,007
Cash and Cash Equivalents at End of Period	$8,684,175	$7,387,333

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 28, 2015 and March 29, 2014

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 28, 2015, the results of operations for the three-month and six-month periods ended March 28, 2015 and March 29, 2014, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 28, 2015 and March 29, 2014. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2014 filed by the Company under the Securities Exchange Act of 1934 on December 16, 2014.

The results of operations for the three-month and six-month periods ended March 28, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted in the six-month period ended March 28, 2015.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $527,000 at March 28, 2015 and $307,000 at September 27, 2014, respectively.

D.  INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could also incur interest and penalties related to uncertain tax positions.  The amounts are not material and are not expected to significantly increase or decrease within the next twelve months.

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal and state income tax examinations by tax authorities for the years before 2011.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations are effective for the Company’s fiscal year ending September 26, 2015.  The Company has determined that the regulations do not have a material impact on the Company’s consolidated results of operations, cash flows or financial position.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 28,	September 27,
	2015	2014
Property, payroll and other taxes payable	$10,366,402	$16,469,128
Salaries, wages and bonuses payable	22,156,139	25,514,842
Self-insurance liabilities	11,005,845	12,934,920
Interest payable	12,793,594	12,676,648
Other	4,142,294	3,349,190
	$60,464,274	$70,944,728

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At March 28, 2015, the Company’s self-insurance reserves totaled $30.3 million.  Of this amount, $11.0 million is accounted for as a current liability and $19.3 million as a long-term liability. Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.6 million and $5.8 million for each of the three-month periods ended March 28, 2015 and March 29, 2014, respectively. For the six-month periods ended March 28, 2015 and March 29, 2014, employee insurance expense, net of employee contributions, totaled $16.3 million and $12.0 million, respectively.

F. LONG-TERM DEBT

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.750% per annum and were issued at par. Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017,  $52.0 million of indebtedness outstanding under the Company’s line of credit, and to pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes, including future capital expenditures.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  Outstanding borrowings under the line of credit totaled $29.7 million at March 28, 2015 and $29.9 million at September 27, 2014.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.3 million of unused letters of credit were issued at March 28, 2015.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 28, 2015.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 22, 2015 to stockholders of record on January 8, 2015.

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

	Three Months Ended		Six Months Ended
	March 28, 2015		March 28, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,917,366	$4,384,844	$20,283,204	$9,057,344
Conversion of Class B to Class A shares	4,384,844	—	9,057,344	—
Net income allocated, diluted	$14,302,210	$4,384,844	$29,340,548	$9,057,344

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,653,154	6,606,622	13,598,039	6,661,737
Conversion of Class B to Class A shares	6,606,622	—	6,661,737	—
Weighted average shares outstanding, diluted	20,259,776	6,606,622	20,259,776	6,661,737

Earnings per share
Basic	$0.72	$0.66	$1.49	$1.36
Diluted	$0.71	$0.66	$1.45	$1.36

The per share amounts for the second quarter of fiscal 2014 and the six months ended March 29, 2014 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 29, 2014		March 29, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,417,400	$4,037,528	$12,263,861	$7,724,197
Conversion of Class B to Class A shares	4,037,528	—	7,724,197	—
Net income allocated, diluted	$10,454,928	$4,037,528	$19,988,058	$7,724,197

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,456,262	9,303,514	13,447,893	9,311,883
Conversion of Class B to Class A shares	9,303,514	—	9,311,883	—
Weighted average shares outstanding, diluted	22,759,776	9,303,514	22,759,776	9,311,883

Earnings per share
Basic	$0.47	$0.43	$0.91	$0.83
Diluted	$0.46	$0.43	$0.88	$0.83

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Revenues from unaffiliated customers:
Grocery sales	$879,838	$908,448	$1,805,840	$1,818,534
Other	35,496	39,313	73,992	74,351
Total revenues from unaffiliated customers	$915,335	$947,761	$1,879,832	$1,892,885

Income from operations:
Grocery sales	$29,598	$24,284	$64,575	$48,449
Other	4,036	3,521	6,591	5,556
Total income from operations	$33,634	$27,805	$71,166	$54,005

	March 28,	September 27,
	2015	2014
Assets:
Grocery sales	$1,515,901	$1,515,055
Other	144,008	144,667
Elimination of intercompany receivable	(1,669)	(2,770)
Total assets	$1,658,240	$1,656,952

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Grocery	$348,269	$355,658	$706,585	$714,557
Non-foods	185,428	176,580	375,576	358,454
Perishables	241,002	230,450	480,613	457,052
Gasoline	105,139	145,760	243,066	288,471
Total grocery segment	$879,838	$908,448	$1,805,840	$1,818,534

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

The gasoline category includes car wash sales.

For the three-month periods ended March 28, 2015 and March 29, 2014, respectively, the fluid dairy operation had $12.4 million and $15.3 million in sales to the grocery sales segment. The fluid dairy operation had $27.0 million and $30.1 million in sales to the grocery sales segment for the six-month periods ended March 28, 2015 and March 29, 2014, respectively. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at March 28, 2015 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$722,750	Level 2
Facility Bonds	90,680	90,680	Level 2
Real estate and equipment notes payable	108,185	108,240	Level 2
Line of credit payable	29,672	29,672	Level 2
Total debt	$928,537	$951,342

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the six months ended March 28, 2015 and March 29, 2014,  the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities will be liquidated and invested in other life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 28, 2015, the Company operated 97 in-store pharmacies and 85 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 28% of its products to the retail grocery segment and approximately 72% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 28, 2015, the Company’s self-insurance reserves totaled $30.3 million for employee group insurance, workers’ compensation insurance and general liability insurance.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 28, 2015.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $28.4 million and $32.3 million for the fiscal quarters ended March 28, 2015 and March 29, 2014, respectively.  For the six-month periods ended March 28, 2015 and March 29, 2014, vendor allowances applied as a reduction of merchandise costs totaled $60.6 million and $63.8 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million and $3.5 million for the fiscal quarters ended March 28, 2015 and March 29, 2014, respectively.  For the six-month periods ended March 28, 2015 and March 29, 2014, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.5 million and $7.4 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26  weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 28, 2015 and March 29, 2014, respectively. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 28, 2015 and March 29, 2014, comparable store sales include 201 and 202 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.9%	21.7%	23.6%	21.6%
Operating and administrative expenses	20.2%	18.8%	19.8%	18.8%
Income from operations	3.7%	2.9%	3.8%	2.8%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.3%	1.2%	1.3%	1.2%
Income tax expense	0.9%	0.7%	1.0%	0.6%
Net income	1.6%	1.1%	1.6%	1.1%

Three Months Ended March 28, 2015 Compared to the Three Months Ended March 29, 2014

Net income for the second quarter of fiscal 2015 totaled $14.3 million, compared with net income of $10.5 million earned for the second quarter of fiscal 2014.  Dollar sales (excluding gasoline) increased and overall gross margin (including gasoline) increased.  The resulting gross profit dollars increase more than offset increases in operating expenses.

Net Sales. Because of decreases in retail gasoline prices, net sales decreased by $32.5 million, or 3.4% to $915.3 million for the three months ended March 28, 2015 from $947.8 million for the three months ended March 29, 2014.  Comparing the second quarter of fiscal 2015 with the second quarter of fiscal 2014, gasoline sales dollars decreased 28.0% due to a 34.8% decrease in the average sales price per gallon.  Gallons sold increased 10.4% over the same comparable periods.  Excluding gasoline sales, total grocery comparable store sales increased 1.2% over the comparative fiscal second quarters.  Comparing the second quarters of fiscal year 2015 and 2014 (and excluding gasoline), the number of customer transactions decreased 0.7% and the average transaction size increased 3.2%.  Ingles operated 202 stores at March 28, 2015 and 203 stores at March 29, 2014. Retail square footage totaled 11.1 million at March 28, 2015 and March 29, 2014.  During the twelve months ended March 28, 2015, the Company opened one new store and closed two stores.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Grocery	$348,269	$355,658
Non-foods	185,428	176,580
Perishables	241,002	230,450
Gasoline	105,139	145,760
Total grocery segment	$879,838	$908,448

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

The gasoline category includes car wash sales.

Changes in grocery segment sales for the quarter ended March 28, 2015 are summarized as follows (in thousands):

Total grocery sales for the three months ended March 29, 2014	$908,448
Comparable store sales decrease (including gasoline)	(32,625)
Impact of stores opened in fiscal 2014	5,952
Impact of stores closed in fiscal 2014	(1,848)
Other	(89)
Total grocery sales for the three months ended March 28, 2015	$879,838

Gross Profit. Gross profit for the three-month period ended March 28, 2015 increased $12.6 million, or 6.1%, to $218.7 million, or 23.9% of sales, compared with gross profit $206.1 million, or 21.7% of sales, for the three-month period ended March 29, 2014.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales was increased 47 basis points comparing the second quarter of fiscal 2015 compared with the same fiscal 2014 period.  Gasoline gross profit dollars were higher for the quarter ended March 28, 2015 compared with the quarter ended March 29, 2014.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $7.2 million, or 4.0%, to $185.6 million for the three months ended March 28, 2015, from $178.4 million for the three months ended March 29, 2014. As a percentage of sales, operating and administrative expenses were 20.2%  for the three months ended March 28, 2015 compared with 18.8% for the three months ended March 29, 2014.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.7% of sales for the second fiscal 2015 quarter and 22.1% for the second fiscal 2014 quarter.

The major increases (decreases) in operating and administrative expenses were as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$4.2	0.45%
Insurance	$2.5	0.27%
Depreciation and amortization	$1.1	0.12%
Advertising and promotion	$(1.0)	(0.11)%

Salaries and wages expenses increased due to the additional labor hours required to support the increased non-gasoline sales volume.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Depreciation and amortization expense increased as a result of capital expenditures to improve the Company’s store base and distribution operations.

Advertising and promotional expense decreased due to lower production and distribution costs and greater vendor participation in promotional activities.

Interest Expense. Interest expense decreased $0.1 million for the three-month period ended March 28, 2015 to $11.6 million from $11.7 million for the three-month period ended March 29, 2014. The decrease is attributable to the lower interest rates, partially offset by higher total debt.  Total debt at March 2015 was $928.5 million compared with $911.1 million at March 2014.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.8% for the quarter ended March 28, 2015 compared with 37.9% for the quarter ended March 29, 2014.

Net Income. Net income totaled $14.3 million for the three-month period ended March 28, 2015 compared with $10.5 million for the three-month period ended March 29, 2014.   Net income, as a percentage of sales, was 1.6% for the quarter ended March 28, 2015 and 1.1% for the quarter ended March 29, 2014.  Basic and diluted earnings per share for Class A Common Stock were $0.72 and $0. 71, respectively, for the quarter ended March 28, 2015 compared to $0.47 and $0.46, respectively, for the quarter ended March 29, 2014.  Basic and diluted earnings per share for Class B Common Stock were each $0.66 for the quarter ended March 28, 2015 compared to $0.43 of basic and diluted earnings per share for the quarter ended March 29, 2014.

Six Months Ended March 28, 2015 Compared to the Six Months Ended March 29, 2014

Net income for the first half of fiscal 2015 totaled $29.3 million compared with net income of $20.0 million earned for the comparable fiscal 2014 period.  Dollar sales (excluding gasoline) increased and overall gross margin (including gasoline) increased.  The resulting gross profit dollars increase more than offset increases in operating expenses.

Net Sales. Because of decreases in retail gasoline prices, net sales decreased by $13.1 million to $1.88 billion for the six months ended March 28, 2015 from $1.89 billion for the six months ended March 29, 2014.  Excluding gasoline, total sales increased 2.0% over the comparative six month 2015 and 2014 periods.

Grocery segment comparable store sales, excluding the effect of gasoline increased 1.8%.  The number of customer transactions (excluding gasoline) decreased 0.6%, while the average transaction size (excluding gasoline) increased by 2.7%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 28,	March 29,
	2015	2014
Grocery	$706,585	$714,557
Non-foods	375,576	358,454
Perishables	480,613	457,052
Gasoline	243,066	288,471
Total grocery segment	$1,805,840	$1,818,534

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

The gasoline category includes car wash sales.

Changes in grocery segment sales for the six months ended March 28, 2015 are summarized as follows (in thousands):

Total grocery sales for the six months ended March 29, 2014	$1,818,534
Comparable store sales decrease (including gasoline)	(21,617)
Impact of stores opened in fiscal 2014	12,811
Impact of stores closed in fiscal 2014	(3,761)
Other	(127)
Total grocery sales for the six months ended March 28, 2015	$1,805,840

Sales growth for the remainder of fiscal 2015 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to a new store that opened in September 2014, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales and gross profit at a lower cost than additional square footage.

Gross Profit. Gross profit for the six months ended March 28, 2015 increased $33.5 million, or 8.2%, to $443.1 million compared with $409.6 million, for the six months ended March 29, 2014.   As a percent of sales, gross profit was 23.6% for the six months ended March 28, 2015 compared with 21.6% for the six months ended March 29, 2014.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 52 basis points comparing the first half of fiscal 2015 compared with the same fiscal 2014 period.  Gasoline gross profit dollars were higher for the six months ended March 28, 2015 compared with the six months ended March 29, 2014.

Operating and Administrative Expenses. Operating and administrative expenses increased $16.7 million to $372.5 million for the six months ended March 28, 2015, from $355.8 million for the six months ended March 29, 2014.   As a percentage of sales, operating and administrative expenses were 19.8% for the six-month period ended March 28, 2015 compared with 18.8% for the six-month period ended March 29, 2014.   Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were level at 22.6% of sales for the fiscal 2015 six month period compared with 22.0% for the first six months of fiscal 2014.

The major increases (decreases) in operating and administrative expenses were as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$8.3	0.44%
Insurance expenses	$4.0	0.21%
Depreciation and amortization	$2.2	0.12%
Advertising and promotion	$(1.4)	(0.07)%

Salaries and wages increased in dollars due to additional labor hours required for the increased non-gasoline sales volume.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Depreciation and amortization expense increased as a result of capital expenditures to improve the Company’s store base and distribution operations.

Advertising and promotional expense decreased due to lower production and distribution costs and greater vendor participation in promotional activities.

Interest Expense. Interest expense was substantially level at $23.6 million for the six-month period ended March 28, 2015 compared with  $23.5million for the six-month period ended March 29, 2014.

Income Taxes. Income tax expense as a percentage of pre-tax income increased to 39.7 % for the six-month period ended March 28, 2015 compared to 37.7% for the six-month period ended March 29, 2014.  The higher effective tax rate for the fiscal 2015 six-month period is attributable to certain discrete items which are not expected to recur in future periods.

Net Income. Net income totaled $29.3 million for the six-month period ended March 28, 2015 compared with $20.0 million for the six-month period ended March 29, 2014.   Net income, as a percentage of sales, was 1.6% for the six months ended March 28, 2015 compared with 1.1% for the six months ended March 29, 2014.  Basic and diluted earnings per share for Class A Common Stock were $1.49 and $1.45, respectively, for the six months ended March 28, 2015 compared to $0.91 and $0.88, respectively, for the six months ended March 29, 2014.  Basic and diluted earnings per share for Class B Common Stock were each $1.36 for the six months ended March 28, 2015 compared to $0.83 of basic and diluted earnings per share for the six months ended March 29, 2014.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and a broad selection of competitively priced products. Therefore, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.  The Company will also add fuel centers, pharmacies and other products complementary to grocery sales where market conditions and real estate considerations warrant.

Capital expenditures totaled $44.3 million for the six-month period ended March 28, 2015.  Most of these capital expenditures were related to smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to its milk processing plant, and expenditures for stores scheduled to open in fiscal 2015 or 2016.

Ingles’ capital expenditure plans for fiscal 2015 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2015 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2015 or 2016 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 28, 2015 totaled $4.9 million.

Liquidity

The Company generated net cash from operations of $58.9 million for the six months ended March 28, 2015 compared to $50.7 million for the comparable 2014 period. Most of the change is attributable to increased net income and to changes in working capital requirements over the comparative six-month periods.

Cash used by investing activities for the six-month period ended March 28, 2015 totaled $43.6 million, comprised almost entirely of capital expenditures.

Cash used by financing activities during the six-month period ended March 28, 2015 totaled $15.2 million.  The primary components were net debt repayments of $8.7 million and dividends of $6.5 million.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At March 28, 2015, the Company had $29.7 million outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.3  million of unused letters of credit were issued at March 28, 2015.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 28, 2015, the Company was in compliance with these covenants.

Under the most restrictive of these covenants, the Company would be able to incur approximately $362 million of additional borrowings (including borrowings under the line of credit) as of March 28, 2015.

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

	Six Months Ended
	March 28,	March 29,
	2015	2014
All items	(0.8)%	0.1%
Food and beverages	0.6%	0.1%
Energy	(17.6)%	(0.2)%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2015, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2014. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 28, 2015.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting performing tests for fiscal year 2015.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, COSO issued its Internal Control – Integrated Framework (the “2013 Framework”).  While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.  The Company will adopt the 2013 Framework during the year ending September 26, 2015.

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

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 6, 2015	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: May 6, 2015	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer