Form 10-Q
period 2015-06-27
INGLES MARKETS INC
filed 2015-08-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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

As of August 3, 2015, the Registrant had 13,817,351 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,442,425 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 27, 2015 and September 27, 2014	3

Condensed Consolidated Statements of Income for the
Three Months Ended June 27, 2015 and June 28, 2014	3
Nine Months Ended June 27, 2015 and June 28, 2014	3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 27, 2015 and June 28, 2014	3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 27, 2015 and June 28, 2014	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	23

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	September 27,
	2015	2014
ASSETS
Current Assets:
Cash and cash equivalents	$8,643,246	$8,613,628
Receivables - net	68,362,732	60,991,062
Inventories	334,921,157	329,523,604
Other current assets	17,907,092	14,789,004
Total Current Assets	429,834,227	413,917,298
Property and Equipment – Net	1,207,630,939	1,218,607,029
Other Assets	28,214,254	24,427,237
Total Assets	$1,665,679,420	$1,656,951,564

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,982,602	$12,488,400
Accounts payable - trade	163,990,467	167,314,891
Accrued expenses and current portion of other long-term liabilities	59,416,064	70,944,728
Total Current Liabilities	237,389,133	250,748,019
Deferred Income Taxes	73,218,000	70,040,000
Long-Term Debt	904,185,737	924,771,343
Other Long-Term Liabilities	34,897,858	28,790,035
Total Liabilities	1,249,690,728	1,274,349,397
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,813,451 shares issued and outstanding June 27, 2015; 13,540,333 shares issued and outstanding at September 27, 2014	690,673	677,017
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,446,325 shares issued and outstanding June 27, 2015; 6,719,443 shares issued and outstanding at September 27, 2014	322,316	335,972
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	402,664,454	369,277,929
Total Stockholders’ Equity	415,988,692	382,602,167
Total Liabilities and Stockholders’ Equity	$1,665,679,420	$1,656,951,564

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 27,	June 28,
	2015	2014

Net sales	$945,974,494	$978,261,998
Cost of goods sold	723,810,548	763,110,952
Gross profit	222,163,946	215,151,046
Operating and administrative expenses	190,730,349	182,718,535
(Loss) gain from sale or disposal of assets	(318,664)	927,851
Income from operations	31,114,933	33,360,362
Other income, net	522,876	671,320
Interest expense	10,583,124	11,568,452
Income before income taxes	21,054,685	22,463,230
Income tax expense	7,278,000	8,629,000
Net income	$13,776,685	$13,834,230

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.70	$0.63
Diluted earnings per common share	$0.68	$0.61
Class B Common Stock
Basic earnings per common share	$0.63	$0.57
Diluted earnings per common share	$0.63	$0.57
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 27,	June 28,
	2015	2014

Net sales	$2,825,806,017	$2,871,147,455
Cost of goods sold	2,160,558,522	2,246,366,795
Gross profit	665,247,495	624,780,660
Operating and administrative expenses	563,287,200	538,551,319
Gain from sale or disposal of assets	320,340	1,136,008
Income from operations	102,280,635	87,365,349
Other income, net	1,649,603	2,249,183
Interest expense	34,184,004	35,049,245
Income before income taxes	69,746,234	54,565,287
Income tax expense	26,629,000	20,743,000
Net income	$43,117,234	$33,822,287

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.19	$1.54
Diluted earnings per common share	$2.13	$1.49
Class B Common Stock
Basic earnings per common share	$1.99	$1.40
Diluted earnings per common share	$1.99	$1.40
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 27,  2015 AND JUNE 28,  2014

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	33,822,287	33,822,287
Cash dividends	—	—	—	—	—	(10,847,800)	(10,847,800)
Common stock conversions	81,658	4,083	(81,658)	(4,083)	—	—	—
Balance, June 28, 2014	13,519,633	$675,982	9,240,143	$462,007	$77,186,249	$355,289,524	$433,613,762
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	43,117,234	43,117,234
Cash dividends	—	—	—	—	—	(9,730,709)	(9,730,709)
Common stock conversions	273,118	13,656	(273,118)	(13,656)	—	—	—
Balance, June 27, 2015	13,813,451	$690,673	6,446,325	$322,316	$12,311,249	$402,664,454	$415,988,692

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Cash Flows from Operating Activities:
Net income	$43,117,234	$33,822,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	76,745,947	72,845,281
Gain from sale or disposal of assets	(320,340)	(1,136,008)
Receipt of advance payments on purchases contracts	3,560,751	2,518,662
Recognition of advance payments on purchases contracts	(3,222,415)	(2,455,180)
Deferred income taxes	3,178,000	(15,362,000)
Changes in operating assets and liabilities:
Receivables	(6,253,362)	(5,332,129)
Inventory	(5,397,552)	(7,392,711)
Other assets	(3,183,166)	10,950,772
Accounts payable and accrued expenses	(7,073,839)	(14,443,183)
Net Cash Provided by Operating Activities	101,151,258	74,015,791
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,224,645	278,166
Capital expenditures	(73,524,173)	(73,095,891)
Net Cash Used by Investing Activities	(72,299,528)	(72,817,725)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	579,129,600	327,226,731
Payments on short-term borrowings	(587,750,633)	(327,226,731)
Proceeds from other long-term borrowings	—	14,000,000
Principal payments on long-term borrowings	(10,470,370)	(17,169,242)
Dividends paid	(9,730,709)	(10,847,800)
Net Cash Used by Financing Activities	(28,822,112)	(14,017,042)
Net Increase (Decrease) in Cash and Cash Equivalents	29,618	(12,818,976)
Cash and cash equivalents at beginning of period	8,613,628	16,844,007
Cash and Cash Equivalents at End of Period	$8,643,246	$4,025,031

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 27,  2015 and June 28,  2014

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 27,  2015, the results of operations for the three-month and nine-month periods ended June 27,  2015 and June 28,  2014, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 27,  2015 and June 28,  2014. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27,  2014 filed by the Company under the Securities Exchange Act of 1934 on December 16, 2014.

The results of operations for the three-month and nine-month periods ended June 27,  2015 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

There were no new accounting standards adopted in the nine-month period ended June 27, 2015.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $606,000 at June 27, 2015 and $307,000 at September 27, 2014.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 27,	September 27,
	2015	2014
Property, payroll and other taxes payable	$14,721,659	$16,469,128
Salaries, wages and bonuses payable	24,785,619	25,514,842
Self-insurance liabilities	14,413,349	12,934,920
Interest payable	2,593,078	12,676,648
Other	2,902,359	3,349,190
	$59,416,064	$70,944,728

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At June 27, 2015 the Company’s self-insurance liabilities totaled $35.7 million.  Of this amount, $14.4 million is accounted for as a current liability and $21.3 million as a long-term liability, which is inclusive of $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 27, 2015.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.6 million and $8.0 million for the three-month periods ended June 27, 2015 and June 28, 2014, respectively. For the nine-month periods ended June 27, 2015 and June 28, 2014, employee insurance expense, net of employee contributions, totaled $26.0 million and $20.0 million, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 27, 2015, the Company had $21.3 million borrowings outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.0 million of unused letters of credit were issued at June 27, 2015.  The Company is not required to maintain compensating balances in connection with the line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the line of credit at June 27, 2015.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 23, 2015 to stockholders of record on April 9, 2015.

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

	Three Months Ended		Nine Months Ended
	June 27, 2015		June 27, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,646,468	$4,130,217	$29,934,820	$13,182,414
Conversion of Class B to Class A shares	4,130,217	—	13,182,414	—
Net income allocated, diluted	$13,776,685	$4,130,217	$43,117,234	$13,182,414

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,777,019	6,482,757	13,657,699	6,602,077
Conversion of Class B to Class A shares	6,482,757	—	6,602,077	—
Weighted average shares outstanding, diluted	20,259,776	6,482,757	20,259,776	6,602,077

Earnings per share
Basic	$0.70	$0.63	$2.19	$1.99
Diluted	$0.68	$0.63	$2.13	$1.99

The per share amounts for the third quarter of fiscal 2014 and the nine months ended June 28, 2014 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 28, 2014		June 28, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,527,374	$5,306,856	$20,784,430	$13,037,857
Conversion of Class B to Class A shares	5,306,856	—	13,037,857	—
Net income allocated, diluted	$13,834,230	$5,306,856	$33,822,287	$13,037,857

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,509,637	9,250,139	13,468,474	9,291,302
Conversion of Class B to Class A shares	9,250,139	—	9,291,302	—
Weighted average shares outstanding, diluted	22,759,776	9,250,139	22,759,776	9,291,302

Earnings per share
Basic	$0.63	$0.57	$1.54	$1.40
Diluted	$0.61	$0.57	$1.49	$1.40

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Revenues from unaffiliated customers:
Grocery sales	$911,698	$938,386	$2,717,538	$2,756,920
Other	34,276	39,876	108,268	114,227
Total revenues from unaffiliated customers	$945,974	$978,262	$2,825,806	$2,871,147

Income from operations:
Grocery sales	$27,686	$30,229	$92,261	$78,678
Other	3,429	3,131	10,020	8,687
Total income from operations	$31,115	$33,360	$102,281	$87,365

	June 27,	September 27,
	2015	2014
Assets:
Grocery sales	$1,433,644	$1,515,055
Other	233,724	144,667
Elimination of intercompany receivable	(1,689)	(2,770)
Total assets	$1,665,679	$1,656,952

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Grocery	$335,974	$341,719	$1,042,559	$1,056,276
Non-foods	195,484	185,188	571,059	543,641
Perishables	250,895	241,899	731,507	698,951
Gasoline	129,345	169,580	372,413	458,052
Total grocery segment	$911,698	$938,386	$2,717,538	$2,756,920

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 27, 2015 and June 28, 2014, respectively, the fluid dairy operation had $11.1 million and $14.4 million in sales to the grocery sales operation. The fluid dairy operation had $38.1 million and $44.5 million in sales to the grocery sales operation for the nine-month periods ended June 27, 2015 and June 28, 2014, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 27, 2015 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$712,250	Level 2
Facility Bonds	90,680	90,680	Level 2
Real estate and equipment notes payable	106,199	106,240	Level 2
Line of credit payable	21,289	21,289	Level 2
Total debt	$918,168	$930,459

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the nine months ended June 27, 2015, the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities will be liquidated and invested in other life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 27,  2015, the Company operated 97 in-store pharmacies and 85 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 27% of its products to the retail grocery operation and approximately 73% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 27, 2015 the Company’s self-insurance liabilities totaled $35.7 million.  Of this amount, $14.4 million is accounted for as a current liability and $21.3 million as a long-term liability, which is inclusive of $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 27, 2015.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the nine-month period ended June 27, 2015.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.0 million and $31.7 million for the fiscal quarters ended June 27, 2015 and June 28, 2014, respectively.  For the nine-month periods ended June 27, 2015 and June 28, 2014, vendor allowances applied as a reduction of merchandise costs totaled $88.3  million and $95.5 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million and $3.3 million for the fiscal quarters ended June 27, 2015 and June 28, 2014.  For the nine-month periods ended June 27, 2015 and June 28, 2014, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.9 million and $6.9 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 27, 2015 and June 28, 2014.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.    Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 27, 2015 and June 28, 2014, comparable store sales include 200 and 202 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.5%	22.0%	23.5%	21.8%
Operating and administrative expenses	20.2%	18.7%	19.9%	18.8%
Income from operations	3.3%	3.4%	3.6%	3.0%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.1%	1.2%	1.2%	1.2%
Income tax expense	0.8%	0.9%	0.9%	0.7%
Net income	1.5%	1.4%	1.5%	1.2%

Three Months Ended June 27,  2015 Compared to the Three Months Ended June 28,  2014

Net income for the third quarter of fiscal 2015 totaled $13.8 million, the same amount of net income for the third quarter of fiscal 2014.  Comparing the two third quarters, fiscal 2014 had higher gasoline gross profits and gains on real estate sales.  Fiscal 2015 had higher gross margins (exclusive of gasoline margins) and a lower effective tax rate.

Net Sales. Because of decreases in retail gasoline prices, net sales decreased by $32.3 million, or 3.3%  to $946.0 million for the three months ended June 27, 2015 compared with  $978.3 million for the three months ended June 28, 2014.   Comparing the third quarter of fiscal 2015 with the third quarter of fiscal 2014, gasoline sales dollars decreased 23.9% due to a 31.4% decrease in the average sales price per gallon.  Gallons sold increased 11.0% over the same comparable periods.  Excluding gasoline sales, total grocery comparable store sales increased 1.6% over the comparative fiscal third quarters.  Comparing the third quarters of fiscal year 2015 and 2014 (and excluding gasoline), the number of customer transactions increased 0.3% and the average transaction size increased 1.5%.

Ingles operated 201 stores at June 27, 2015,  and 203 stores at June 28, 2014. Retail square footage was approximately 11.0 million at June 27, 2015 and 11.1 million at June 28, 2014.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 27,	June 28,
	2015	2014
Grocery	$335,974	$341,719
Non-foods	195,484	185,188
Perishables	250,895	241,899
Gasoline	129,345	169,580
Total grocery segment	$911,698	$938,386

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 27, 2015 are summarized as follows (dollars in thousands):

Total grocery sales for the three months ended June 28, 2014	$938,386
Comparable store sales decrease (including gasoline)	(29,518)
Impact of stores opened in fiscal 2014	5,849
Impact of stores closed in fiscal 2014	(2,956)
Other	(63)
Total grocery sales for the three months ended June 27, 2015	$911,698

Gross Profit. Gross profit for the three-month period ended June 27,  2015 increased $7.0 million, or 3.3%, to $222.2 million, or 23.5%  of sales, compared with  $215.2 million, or 22.0% of sales, for the three-month period ended June 28,  2014.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 134 basis points in the third quarter of fiscal 2015 compared with the same fiscal 2014 period.  Gasoline gross profit dollars were lower and gallons sold were higher for the quarter ended June 27, 2015 compared with the quarter ended June 28, 2014.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.0 million, or 4.4%, to $190.7 million for the three months ended June 27, 2015, from $182.7 million for the three months ended June 28,  2014.   As a percentage of sales, operating and administrative expenses were 20.2%  for the three months ended June 27,  2015 compared with 18.7% for the three months ended June 28,  2014.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.1% and  22.4% of sales for the third fiscal quarter of 2015 and 2014, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$4.4	0.47%
Insurance	$1.2	0.12%
Depreciation and amortization	$1.0	0.10%
Taxes and licenses	$0.6	0.07%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the end of fiscal year 2014.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Depreciation and amortization expense increased as a result of capital expenditures to improve the Company’s store base and distribution operations.

Taxes and licenses increased mostly from municipal license taxes.

Gain or loss from Sale or Disposal of Assets. Loss from Sale or Disposal of Assets was $0.3 million for the June 2015 quarter compared with a gain of $0.9 million for the June 2014 quarter.    During the June 2015 quarter, the Company began demolition of a store property that will be replaced by a new store building.  During the June 2014 quarter, the Company sold an outparcel next to a store site and recognized a gain commensurate with completion of work the Company is obligated to perform on the buyer’s behalf.

Interest Expense. Interest expense decreased $1.0 million for the three-month period ended June 27, 2015 to $10.6 million from $11.6 million for the three-month period ended June 28, 2014.  Total debt at June 2015 was $918.2 million compared to $909.3 million at June 2014.

Income Taxes. Income tax expense as a percentage of pre-tax income was 34.6% in the June 2015 quarter.

Net Income. Net income totaled $13.8 million for each of the three-month periods ended June 27, 2015 and June 28, 2014.  Basic and diluted earnings per share for Class A Common Stock were $0.70 and $0.68, respectfully for the June 2015 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.63 for the June 2015 quarter.  Net income totaled $13.8 million for the three-month period ended June 28, 2014.  Basic and diluted earnings per share for Class A Common Stock were $0.63 and $0.61, respectfully for the June 2014 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.57 for the June 2014 quarter.  There were less shares outstanding during the fiscal 2015 periods compared with the fiscal 2014 periods.

Nine Months Ended June 27,  2015 Compared to the Nine Months Ended June 28,  2014

Net income for the first nine months of fiscal 2015 totaled $43.1 million, 27.5% higher than net income of $33.8 million earned for the first nine months of fiscal 2014.  Dollar sales (excluding gasoline) increased and overall gross margin (including gasoline) increased.  The resulting gross profit dollar increase more than offset increases in operating expenses.

Net Sales.  Because of decreases in retail gasoline prices, net sales decreased by $45.3 million to $2.83 billion for the nine months ended June 27, 2015 from $2.87 billion for the nine months ended June 28, 2014.  Excluding gasoline, total sales increased 1.7% over the comparative nine month 2015 and 2014 periods.

Grocery segment comparable store sales, excluding the effect of gasoline increased 1.7%.  The number of customer transactions (excluding gasoline) decreased 0.3%, while the average transaction size (excluding gasoline) increased by 2.3%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 27,	June 28,
	2015	2014
Grocery	$1,042,559	$1,056,276
Non-foods	571,059	543,641
Perishables	731,507	698,951
Gasoline	372,413	458,052
Total grocery segment	$2,717,538	$2,756,920

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 27, 2015 can be summarized as follows (dollars in thousands):

Total grocery sales for the nine months ended June 28, 2014	$2,756,920
Comparable store sales decrease (including gasoline)	(51,135)
Impact of stores opened in fiscal 2014	18,659
Impact of stores closed in fiscal 2014	(6,717)
Other	(189)
Total grocery sales for the nine months ended June 27, 2015	$2,717,538

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

Gross Profit. Gross profit for the nine months ended June 27, 2015 increased $40.4 million, or 6.5%, to $665.2 million compared with $624.8 million, for the nine months ended June 28, 2014.  As a percentage of sales, gross profit totaled 23.5% for the nine months ended June 27, 2015 and 21.8% for the nine months ended June 28, 2014.

Grocery segment gross profit as a percentage of total sales was affected by a more favorable mix of products sold and by higher gasoline margins.  Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 76 basis points for the first nine months of fiscal 2015 compared with the same fiscal 2014 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $24.7  million, or 4.6%, to $563.3  million for the nine months ended June 27, 2015, from $538.6 million for the nine months ended June 28, 2014.  As a percentage of sales, operating and administrative expenses were 19.9% for the June 2015 nine-month period compared with 18.8% for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.8% and 22.1% of sales for the nine-month fiscal 2015 and 2014 periods, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$12.7	0.45%
Insurance expenses	$5.1	0.18%
Depreciation and amortization	$3.2	0.11%
Store supplies	$1.4	0.05%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including the opening of a new store at the beginning of the third 2014 fiscal quarter.

Insurance expense increased due to higher claims experience under the Company’s self-insurance programs.

Depreciation and amortization expense increased as a result of capital expenditures to improve the Company’s store base and distribution operations.

Store supplies increased due to packaging required for new products, primarily in the Company’s perishable products.

Gain from sale or disposal of assets.  During the fiscal 2015 period, the Company wrote off a store property to be replaced by a new store building and recognized gains on small land sales.  During the fiscal 2014 period, the Company sold an outparcel next to a store site and recognized a gain commensurate with completion of work the Company is obligated to perform on the buyer’s behalf.

Other Income, Net. Other income, net totaled $1.6 million for the nine-month period ended June 27, 2015 compared with $2.2 million for the nine-month period ended June 28, 2014.  The principal component of other income is waste paper and packaging sales.

Interest Expense. Interest expense decreased $0.9 million to $34.1 million for the nine months ended June 27, 2015 from $35.0 million for the nine months ended June 28, 2014.

Income Taxes. Income tax expense as a percentage of pre-tax income was 38.2% in the June 2015 nine-month period compared to 38.0% in the June 2014 nine-month period.

Net Income. Net income totaled $43.1 million for the nine-month period ended June 27, 2015.  Basic and diluted earnings per share for Class A Common Stock were $2.19 and $2.13, respectively, for the June 2015 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.99 for the June 2015 nine-month period.  Net income totaled $33.8 million for the nine-month period ended June 28, 2014.  Basic and diluted earnings per share for Class A Common Stock were $1.54 and $1.49, respectively, for the June 2014 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.40 for the June 2014 nine-month period.

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

Capital expenditures totaled $73.5 million for the nine-month period ended June 27, 2015.  Most of these capital expenditures were related to improvements to the Company’s store base, including a new store expected to open later in fiscal 2015.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant, and expenditures for stores scheduled to open in fiscal 2016.

Ingles’ capital expenditure plans for fiscal 2015 include investments of approximately $100 to $120 million.  The majority of the Company’s fiscal 2015 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2016 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $100 to $150 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions.  The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $1.7 million at June 27, 2015.

Liquidity

The Company generated net cash from operations of $101.2 million in the June 2015 nine-month period compared to $74.0 million for the comparable 2014 period.  Most of the change is attributable to increased net income and decreased cash tax payments.

Cash used by investing activities for the nine-month period ended June 27, 2015 totaled $72.3 million, compared with cash used of $72.8 million for the nine-month period ended June 28, 2014.  During the fiscal 2015 period, capital expenditures and proceeds from asset sales were slightly higher than in the prior fiscal year period.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.75% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes.  The Company’s effective interest rate on senior notes borrowings decreased from 9.5% to 5.75%.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At June 27, 2015 the Company had $21.3 million borrowing outstanding under the line of credit.

The line of credit provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $11.0 million of unused letters of credit were issued at June 27, 2015.  The Company is not required to maintain compensating balances in connection with this line of credit.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 27, 2015, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $371 million of additional borrowings (including borrowings under the line of credit) as of June 27, 2015.

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

The Company expects to continue paying regular cash dividends on a quarterly basis.  However, the Board of Directors periodically reconsiders the declaration of dividends.  The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, the Bonds, and the line of credit contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts.  Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended		Twelve Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
All items	0.3%	0.3%	0.1%	2.1%
Food and beverages	0.1%	0.3%	1.8%	2.3%
Energy	1.6%	0.9%	(15.0)%	3.2%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2015, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2014.   After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 27, 2015.

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

4
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

3
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

10
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

10.3

Waiver and First Amendment to the Credit Agreement dated as of July 31, 2009, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.4

Second Amendment to the Credit Agreement dated as of December 29, 2010, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on January 4, 2011 and incorporated herein by this reference).

10.5

Third Amendment to the Credit Agreement dated as of September 6, 2012, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.6

Fourth Amendment to the Credit Agreement dated as of June 12, 2013, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.6 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 28, 2013, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

10.8

Sixth Amendment to the Credit Agreement dated as of June 23, 2014, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 24, 2014 and incorporated herein by this reference).

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 4, 2015	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: August 4, 2015	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer