Form 10-K
period 2015-09-26
INGLES MARKETS INC
filed 2015-12-10
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26,  2015

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

As of March 28, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 28, 2015, was approximately $680 million.  As of December 7, 2015, the registrant had 13,925,326 shares of Class A Common Stock outstanding and 6,334,450 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 26, 2015

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

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

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 61% of the goods the Company sells.  The remaining 39% is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 81%  of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 73% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns 155 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 19 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II.  As of September 26, 2015, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 75% of the combined voting power and 29% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2015		2014		2013

Revenues from unaffiliated customers:
Grocery	$1,387.2		$1,397.9		$1,424.9
Non-foods	769.2		729.9		707.2
Perishables	981.2		937.4		899.0
Gasoline	498.2		618.1		568.7
Total retail	3,635.8	96.2%	3,683.3	96.0%	3,599.8	96.3%
Other	142.8	3.8%	152.7	4.0%	138.7	3.7%
	$3,778.6	100.0%	$3,836.0	100.0%	$3,738.5	100.0%
Income from operations:
Retail	$126.1	90.6%	$112.0	90.8%	$114.4	91.1%
Other	13.1	9.4%	11.4	9.2%	11.1	8.9%
	139.2	100.0%	123.4	100.0%	125.5	100.0%
Other income, net	2.3		3.0		2.9
Interest expense	47.0		46.6		59.1
Loss on early extinguishment of debt	—		—		43.1
Income before income taxes	$94.5		$79.8		$26.2

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 26, 2015, the Company operated 192 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2015	2014	2013	2015	2014	2013
North Carolina	71	71	70	41%	40%	39%
South Carolina	36	36	36	18%	18%	18%
Georgia	71	71	73	33%	33%	34%
Tennessee	20	21	21	8%	9%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—
	201	202	203	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of organic, beverage and health-related items. At September 26, 2015, the Company operated 97 pharmacies and 88 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2015	2014	2013	2012	2011
Weighted Average Sales Per Store (000’s) (1)	$18,003	$18,267	$17,728	$17,623	$16,698
Total Square Feet at End of Year (000’s)	11,049	11,063	11,076	11,015	11,013
Average Total Square Feet per Store	54,974	54,770	54,561	54,262	54,252
Average Square Feet of Selling Space per Store (2)	38,482	38,339	38,193	37,984	37,977
Weighted Average Sales per Square Foot of Selling Space (1) (2)	470	476	465	464	437

(1)

Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.  The decrease in weighted average sales per square foot of selling space during fiscal year 2015 is attributable to significantly lower gasoline prices.

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.   Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience.  The Company operates fuel stations at 88 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery, produce and meat departments to provide customers with easy meal alternatives that they can eat at home or in the store. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, international foods, fried chicken, meat loaf and other entrees, sandwiches, pre-packaged salads, sushi, cut fruit and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers salad, chicken wing and olive bars, an expanded offering of cheeses, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

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

Purchasing and Distribution

The Company currently supplies approximately 61% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

The remaining 39% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 177 tractors and 689 trailers that the Company operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty) and by providing freight services for Milkco and for independent third parties.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2015	2014	2013	2012	2011
Number of Stores:
Opened (1)	1	1	1	—	1
Closed (1)	2	2	1	—	—
Major remodels and replacements	—	—	—	—	3
Stores open at end of period	201	202	203	203	203
Size of Stores:
Less than 30,000 sq. ft.	15	15	15	15	15
30,000 up to 41,999 sq. ft.	39	39	39	40	40
42,000 up to 51,999 sq. ft.	24	25	26	26	26
At least 52,000 sq. ft.	123	123	123	122	122
Average store size (sq. ft.)	54,974	54,770	54,561	54,262	54,252

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

Employees and Labor Relations

At September 26, 2015, the Company had approximately 25,000 non-union employees, of which 92% were supermarket personnel. Approximately 63% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

Trademarks and Licenses

The Company employs various trademarks and service marks in its business, the most important of which are its own “Laura Lynn” and “Harvest Farms” private label trademarks, “The Ingles Advantage” service mark, and the “Ingles” service mark. These service marks and the trademarks are federally registered in the United States pursuant to applicable intellectual property laws and are the property of Ingles.  The Company believes it has all material licenses and permits necessary to conduct its business.

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2015; “Laura Lynn” – March 13, 2024; “Harvest Farms” – August 5, 2024; and “The Ingles Advantage” – August 30, 2025.  Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.  The Company currently has three pending applications for additional trademarks or service marks.

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

At September 26, 2015, the Company had total consolidated indebtedness for borrowed money of $895.3 million and $164.1 million available under a $175.0 million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

•	it may be difficult for the Company to satisfy its obligations under its existing credit facilities and its other indebtedness and commitments;

•

the Company is required to use a portion of its cash flow from operations to pay interest on its current and future indebtedness, which may require the Company to reduce funds available for other purposes;

•	the Company may have to use a greater portion of its cash flow from operations to pay interest, if interest rates increase;

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 75% of the combined voting power of all classes of the Company’s capital stock as of September 26, 2015.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company could be significantly affected by requirements of the Affordable Care Act.  The enacted provisions of the Affordable Care Act did not have a significant impact on the Company’s financial statements for the three fiscal years ended September 26, 2015.

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

Compliance with tougher privacy and information security laws and standards, including protection of customer debit and credit card information, may result in higher investments in technology and changes to operational processes.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 88 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 155 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant. The Company also owns 19 undeveloped sites which are suitable for a free-standing store or shopping center development.    The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.2 million square feet of leasable space, of which 3.2 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	20
50,000 – 100,000 square feet	26
More than 100,000 square feet	28
Total	74

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

Leased Properties

The Company operates supermarkets at 46 locations leased from various unaffiliated third parties.  Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.00 to $7.68 per square foot. During fiscal 2015, 2014 and 2013, the Company paid a total of $13.1 million, $13.5 million and $13.8 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 26, 2015, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2015-2028	7
2029-2043	1
2044 or after	38

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

As of December 7, 2015, there were approximately 469 holders of record of the Company’s Class A Common Stock and 133 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2015 Fiscal Year	High	Low
First Quarter (ended December 27, 2014)	$35.80	$23.41
Second Quarter (ended March 28, 2015)	$50.49	$36.90
Third Quarter (ended June 27, 2015)	$53.90	$40.87
Fourth Quarter (ended September 26, 2015)	$55.90	$44.34

2014 Fiscal Year	High	Low
First Quarter (ended December 28, 2013)	$28.73	$23.68
Second Quarter (ended March 29, 2014)	$27.64	$22.22
Third Quarter (ended June 28, 2014)	$27.70	$22.37
Fourth Quarter (ended September 27, 2014)	$27.26	$23.92

On December  7, 2015, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $54.63 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 31 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2015 and fiscal 2014, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 22, 2015 to common stockholders of record on October 8, 2015.  During fiscal 2013 the Company declared a special dividend of $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock payable on December 31, 2012 to shareholders of record on December 21, 2012.   For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business.  The 2015 peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Weis Markets, Inc., The Kroger Co., Supervalu Inc., The Fresh Market Inc., Roundy’s Supermarkets Inc., and Whole Foods Market, Inc. The 2014 peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Harris Teeter Supermarkets, Weis Markets, Inc., The Kroger Co., Safeway Inc., Supervalu Inc., and Whole Foods Market, Inc.

The comparisons cover the five-years ended September 26, 2015 and assume that $100 was invested after the close of the market on September 25, 2010, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2011	2012	2013	2014	2015
Ingles Markets, Incorporated Class A Common Stock	$88.55	$106.94	$199.64	$173.25	$325.22
S&P 500 Comprehensive – Last Trading Day Index	$101.14	$131.69	$157.17	$188.18	$187.02
2014 Peer Group	$100.70	$115.13	$171.05	$168.11	$200.96
2015 Peer Group	$100.65	$116.94	$169.57	$164.65	$195.00

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 25, 2010.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2015	2014	2013(1)	2012	2011
Net Sales	$3,778,644	$3,835,986	$3,738,540	$3,718,315	$3,569,023
Net Income	59,353	51,426	20,796	43,444	39,060
Diluted Earnings per Common Share
Class A	$2.93	$2.28	$0.87	$1.79	$1.60
Class B	2.74	2.14	0.85	1.70	1.52
Cash Dividends per Common Share
Class A	$0.66	$0.66	$1.32	$0.66	$0.66
Class B	0.60	0.60	1.20	0.60	0.60

(1) Fiscal 2013 net income and diluted earnings per share reduced by $43.1 million ($26.2 million net of tax) of debt extinguishment costs.

	Selected Balance Sheet Data at September
	(in thousands)
	2015	2014	2013	2012	2011
Current Assets	$432,296	$413,917	$434,540	$426,204	$389,364
Property and Equipment, net	1,211,458	1,218,607	1,212,132	1,197,138	1,133,204
Total Assets	1,671,383	1,656,952	1,669,328	1,642,109	1,618,350
Current Liabilities, including Current Portion of Long-Term Debt	253,244	250,748	251,274	306,184	290,496
Long-Term Liabilities, net of Current Portion (1)	917,253	953,561	921,332	794,423	827,969
Stockholders’ Equity	428,978	382,602	410,639	457,381	431,946

(1)	Excludes long-term deferred income tax liability.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 26, 2015, the Company operated 97 in-store pharmacies and 88 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 27% of its products to the retail grocery segment and approximately 73% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefit.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self-insurance reserves totaled $36.3 million and $29.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 26, 2015 and September 27, 2014, respectively.  The September 26, 2015 amount is inclusive of $4.9 of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at September 26, 2015.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $115.8 million, $126.7 million and $121.9 million for the fiscal years ended September 26,  2015, September 27,  2014 and September 28,  2013, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.3 million, $14.8 million, and $14.5 million for the fiscal years ended September 26,  2015, September 27,  2014 and September 28,  2013, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 26,  2015, September 27,  2014 and September 28,  2013,  each consisted of 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 26,  2015 and September 27,  2014 comparable store sales include 199 and 200 stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was insignificant for the fiscal years ended September 26,  2015 and September 27,  2014, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Gross profit	23.6	22.0	22.2
Operating and administrative expenses	20.0	18.8	18.9
Gain from sale or disposal of assets	0.1	—	0.1
Income from operations	3.7	3.2	3.4
Other income, net	0.1	0.1	0.1
Interest expense	1.2	1.2	1.6
Loss on early extinguishment of debt	—	—	1.2
Income before income taxes	2.5	2.1	0.7
Income taxes	0.9	0.8	0.1
Net income	1.6	1.3	0.6

Fiscal Year Ended September 26,  2015 Compared to the Fiscal Year Ended September 27,  2014

The Company achieved record non-gasoline sales for the fiscal year ended September 26,  2015.  Comparable store non-gasoline sales also increased.    Retail gasoline and fluid dairy gallons sold both increased, but decreases in per gallon costs resulted in lower total dollar sales.

Net income for the fiscal year ended September 26,  2015 was $59.4 million, an increase of 15.4% over net income of  $51.4 million for the fiscal year ended September 27,  2014.  Fiscal 2015 net income is the highest in the Company’s 51 year history.

Net Sales. Net sales for the fiscal year ended September 26, 2015 totaled $3.78 billion, compared with $3.84 billion for the fiscal year ended September 27,  2014.

Comparable store sales excluding gasoline increased 2.1%.  The number of customer transactions (excluding gasoline) increased 0.2%, while the average transaction size (excluding gasoline) increased 2.6%.  Comparing fiscal 2015 with fiscal 2014, gasoline gallons sold increased, per gallon prices were down 27.9% and gasoline gross profit was significantly higher.

Sales by product category for the fiscal years ended September 26, 2015 and September 27,  2014, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2015	2014
Grocery	$1,387,195	$1,397,870
Non-foods	769,168	729,934
Perishables	981,221	937,402
Gasoline	498,220	618,147
Total retail grocery	$3,635,804	$3,683,353

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 26,  2015 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 27, 2014	$3,683,353
Comparable store sales decrease	(64,334)
Impact of stores closed in fiscal 2015 and 2014	(8,925)
Sales growth stores opened FY 14 and FY 15	25,968
Other	(258)
Total retail grocery sales for the fiscal year ended September 26, 2015	$3,635,804

During fiscal 2015 and 2014, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores.  These improvements along with effective promotions and cost competitiveness drove increased sales in fiscal 2015.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

The Company expects non-gasoline sales will be higher in the 2016 fiscal year compared with fiscal 2015.  The Company anticipates adding one or more new stores in fiscal 2016 and expects to benefit from recent interior improvements to a number of existing stores.  Fiscal 2016 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices and general economic conditions.

Gross Profit. Gross profit for the year ended September 26, 2015 increased $48.1 million, or 5.7%, to $893.3 million compared with $845.2 million for the year ended September 27,  2014. As a percentage of sales, gross profit totaled 23.6% for the year ended September 26,  2015 and 22.0% for the year ended September 27,  2014.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 64 basis points in fiscal 2015 compared with fiscal 2014.  The gross margin increase was broad based across most products, except for gasoline.  The mix of grocery sales in favor of higher margin products also has a positive impact on gross profit and gross margin.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $33.7 million, or 4.7%, to $756.3 million for the year ended September 26,  2015, from $722.6 million for the year ended September 27,  2014. As a percentage of sales, operating and administrative expenses were 20.0%  for the fiscal year ended September 26,  2015 and 18.8% for the

fiscal year ended September 27,  2014.   Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.9%  for fiscal 2015 compared with 22.3% for fiscal 2014.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$17.8	0.47%
Insurance	$6.0	0.16%
Depreciation and amortization	$4.2	0.11%
Repairs and maintenance	$2.1	0.06%
Taxes and licenses	$1.6	0.04%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, including new stores opened during fiscal 2015 and 2014.

Insurance expense increased due to unfavorable claims experience under the Company’s self-insurance programs and due to higher medical insurance costs under recent regulatory requirements.

Depreciation and amortization increased as a result of the Company’s capital expenditures programs, including smaller remodeling projects that contain capital assets with shorter useful lives-compared with real restate.

Repair and maintenance expenses increased due to increases in the amount and complexity of equipment in the Company’s stores to support new products offered, increase energy efficiency and to improve the customer shopping experience.

Taxes and licenses increased due to increases in the value of the Company’s real estate and for additional fees paid to municipalities to conduct business and offer certain products.

Gain from Sale or Disposal of Assets. Gain from sale or disposal of assets totaled $2.2 million for fiscal 2015 compared with gains of $0.8 million for fiscal 2014.  During fiscal 2015, the Company sold outparcels and wrote off buildings demolished in advance of rebuilding new store buildings in a future period.  None of these transactions were individually significant.

Other Income, Net. Other income, net totaled $2.3 million and $3.0 million for the fiscal years ended September 26,  2015 and September 27,  2014, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense increased $0.4 million for the year ended September 26,  2015 to $47.0 million from $46.6 million for the year ended September 27,  2014.  Total debt was $895.3 million at the end of fiscal 2015 compared with $937.3 million at the end of fiscal 2014.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.2% for the 2015 fiscal year compared with 35.5% for the 2014 fiscal year.  The increase in the effective tax rate is primarily attributable to certain discrete items which are not expected to recur in future periods.

Net Income. Net income totaled $59.4 million for the fiscal year ended September 26,  2015 compared with net income of $51.4 million for the fiscal year ended September 27,  2014.  Basic and diluted earnings per share for Class A Common Stock were $3.02 and $2.93, respectively, for the fiscal year ended September 26,  2015 compared with $2.36 and $2.28, respectively, for the fiscal year ended September 27,  2014.    Basic and diluted earnings per share for Class B Common Stock were each $2.74 for the fiscal year ended September 26,  2015 compared with $2.14 of basic and diluted earnings per share for the fiscal year ended September 27,  2014.

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

Sales by product category for the fiscal years ended September 27, 2014 and September 28, 2013, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2014	2013
Grocery	$1,397,870	$1,424,869
Non-foods	729,934	707,294
Perishables	937,402	898,956
Gasoline	618,147	568,701
Total retail grocery	$3,683,353	$3,599,820

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 27, 2014 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 28, 2013	$3,599,820
Comparable store sales increase	66,067
Impact of stores closed in fiscal 2014 and 2013	(7,077)
Sales growth stores opened FY 13 and FY 14	24,526
Other	17
Total retail grocery sales for the fiscal year ended September 27, 2014	$3,683,353

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

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	(in millions)	sales
Salaries and wages	$10.5	0.27%
Bank charges	$2.3	0.06%
Utilities and fuel	$2.4	0.06%
Depreciation and amortization	$2.1	0.06%
Insurance expenses	$(4.2)	(0.11)%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, including new stores opened during fiscal 2014 and 2013.

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

Capital expenditures totaled $104.1 million and $108.3 million for fiscal 2015 and 2014, respectively.  Major capital expenditures include the following:

	2015	2014
New stores	1	1
Store sites/land parcels purchased	0	1
Fuel stations added	5	9

(including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.     During fiscal 2015, the Company closed two stores and plans to rebuild larger stores on the same land site as the demolished stores.    Also during fiscal 2015, the Company purchased three locations where it was operating a leased store.

Ingles’ capital expenditure plans for fiscal 2016 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2016 capital expenditures will be dedicated to continued improvement of its store base and will include construction of two or more new/remodeled stores.  Fiscal 2016 capital expenditures will also include investments in stores expected to open in fiscal 2017 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $952 million, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 26,  2015 totaled $15.9 million.

Liquidity

The Company generated $153.5 million of cash from operations in fiscal 2015 compared with $154.3 million for fiscal 2014.  Increased net income and noncash depreciation were offset by increased working capital requirements.

Cash used by investing activities for fiscal 2015 totaled $99.7 million compared with $107.9 million for fiscal 2014.  The Company’s most significant investing activity is capital expenditures.  Comparing fiscal year 2015 with fiscal year 2014, capital expenditures were slightly lower and proceeds from asset sales were higher.

During fiscal 2015, the Company’s net financing activities of $54.9 million consisted primarily of dividends and a reduction of total debt.  During fiscal 2014, the Company’s net financing activities used $54.7 million primarily for stock repurchases and regular dividends, funded primarily with borrowings under its line of credit (the “Line”).

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.  Note proceeds were used to repay $575.0 million aggregate principal amount of senior notes maturing in 2017, $52.0 million of indebtedness outstanding under the Company’s line of credit, and pay costs related to the offering of the Notes.  Remaining Note proceeds were used for general corporate purposes, including capital expenditures.  The Company’s effective interest rate on senior notes borrowings decreased from 9.50% to 5.75%.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 26,  2015, the Company had $0.5 million borrowing outstanding under the Line.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.5 million of unused letters of credit were issued at September 26,  2015.  The Company is not required to maintain compensating balances in connection with the Line.

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

The Notes, the Bonds and the line of credit contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the line of credit to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 26,  2015, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $397 million of additional borrowings (including borrowings under the line of credit) as of September 26,  2015.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the Line and long-term financing.  The Company believes, based on its current results of operations and financial condition, that its financial resources, including cash balances, the existing Line, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 26,  2015:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$895,343	$12,651	$61,645	$35,023	$786,024
Scheduled interest on long-term debt (1)	333,613	45,609	89,828	45,587	152,589
Advance payments on purchase contracts	1,704	902	447	30	325
Operating leases	78,805	10,995	19,851	14,781	33,178
Construction commitments	15,923	15,923	—	—	—
Total	$1,325,388	$86,080	$171,771	$95,421	$972,116

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 26,  2015.

Amounts available to the Company under commercial commitments as of September 26,  2015, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$164,077	$—	$164,077	$—	$—
Letters of credit-standby	10,463	10,463	—	—	—
Potential commercial commitments	$174,540	$10,463	$164,077	$—	$—

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations.  One of the Company’s significant costs is labor, which increases with general inflation.  Inflation or deflation in energy costs affects both the Company’s gasoline sales and distribution expenses.

	Twelve Months Ended
	September 26,	September 27,
	2015	2014
All items	0.0%	1.7%
Food and beverages	1.6%	3.0%
Energy	(18.4)%	(0.6)%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company has improved the interior layout and product offerings in a significant number of stores over the past three fiscal years.  Economic conditions have improved to the point that the Company has accelerated the increase and improvement of its total retail square footage.

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

•	Volatile petroleum costs will impact utility and distribution costs, plastic supplies cost and may change customer shopping and dining behavior.

•	Retail gasoline costs and retail prices will continue to be volatile, affecting the Company’s gasoline sales and gross margin.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 26,  2015 and September 27,  2014, respectively (in thousands):

September 26, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit	$—	$—	$460	$—	$—	$—	$460	$460
Average variable interest rate	—%	—%	4.50%	—%	—%	—%	4.50%
Long-term debt, variable interest rate	$5,180	$5,225	$43,101	$12,510	$9,467	$—	$75,484	$75,484
Average interest rate	2.93%	2.94%	3.00%	3.32%	3.20%	—%	3.07%
Long-term debt, fixed interest rate	$2,941	$1,910	$1,888	$1,957	$2,028	$17,994	$28,719	$28,747
Average interest rate	5.36%	4.01%	3.80%	3.80%	3.80%	3.80%	3.97%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$68,030	$90,680	$90,680
Average interest rate	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$719,250
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

September 27, 2014	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$29,910	$—	$—	$29,910	$29,910
Average variable interest rate	—%	—%	—%	3.38%	—%	—%	3.38%
Long-term debt, variable interest rate	$5,149	$5,188	$5,233	$43,103	$12,508	$9,452	$80,634	$80,634
Average interest rate	2.89%	2.89%	2.89%	2.96%	3.23%	3.16%	3.01%
Long-term debt, fixed interest rate	$2,809	$2,961	$1,915	$1,878	$1,878	$20,065	$31,506	$32,171
Average interest rate	5.32%	5.35%	4.01%	3.80%	3.80%	3.80%	4.09%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$72,560	$95,210	$95,210
Average interest rate	2.25%	2.25%	2.25%	2.25%	2.25%	2.25%	2.25%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$705,250
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk.  On the basis of the fair value of the Company’s market sensitive instruments at September 26,  2015, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 26,  2015, the end of the period covered by this report.

Based on the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer conclude that the Company’s disclosure controls and procedures were effective at a reasonable assurance level as of September 26,  2015.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 26,  2015 using the criteria described in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 26,  2015, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Deloitte & Touche LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report.

The effectiveness of the Company’s internal control over financial reporting has been audited by the Company’s independent auditor, Deloitte & Touche LLP, a registered public accounting firm, as stated in their report at page 38 herein.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 26,  2015 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 26,  2015.

In May 2013, COSO issued its Internal Control — Integrated Framework (the “2013 Framework”).  While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework required companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.  The Company adopted the 2013 Framework during the fiscal year ending September 26, 2015.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2016 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 26,  2015.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 26, 2015 and September 27, 2014;

•	Consolidated Statements of Income for the years ended September 26, 2015, September 27, 2014, and September 28, 2013;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 26, 2015, September 27, 2014, and September 28, 2013;

•	Consolidated Statements of Cash Flows for the years ended September 26, 2015, September 27, 2014, and September 28, 2013;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

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

10.11

Ingles Markets, Incorporated Executive Non-qualified Excess Plan amended and restated Effective January 1, 2013, dated November 1, 2012 (included as Exhibit 10.10 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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

101

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 26,  2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 26, 2015 and September 27, 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 26, 2015. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ingles Markets, Incorporated and subsidiaries at September 26, 2015 and September 27, 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 26, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 10, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the internal control over financial reporting of Ingles Markets, Incorporated, and subsidiaries (the “Company”) as of September 26, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 26, 2015 of the Company and our report dated December 10, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 10, 2015

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26,  2015 AND SEPTEMBER 27,  2014

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,505,040	$8,613,628
Receivables (less allowance for doubtful accounts of $400,248 – 2015 and $307,029 – 2014)	66,284,163	60,991,062
Inventories	338,644,128	329,523,604
Other	19,862,763	14,789,004
Total current assets	432,296,094	413,917,298

PROPERTY AND EQUIPMENT, NET	1,211,458,393	1,218,607,029

OTHER ASSETS	27,629,005	24,427,237

TOTAL ASSETS	$1,671,383,492	$1,656,951,564

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26,  2015 AND SEPTEMBER 27,  2014

	2015	2014

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,651,321	$12,488,400
Accounts payable - trade	166,039,952	167,314,891
Accrued expenses and current portion of other long-term liabilities	74,552,234	70,944,728
Total current liabilities	253,243,507	250,748,019

DEFERRED INCOME TAXES	71,909,000	70,040,000

LONG-TERM DEBT	882,691,471	924,771,343

OTHER LONG-TERM LIABILITIES	34,561,114	28,790,035
Total liabilities	1,242,405,092	1,274,349,397

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 13,924,651 shares in 2015, 13,540,333 shares in 2014	696,233	677,017
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,335,125 shares in 2015, 6,719,443 shares in 2014	316,756	335,972

Paid-in capital in excess of par value	12,311,249	12,311,249

Retained earnings	415,654,162	369,277,929
Total stockholders’ equity	428,978,400	382,602,167
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,671,383,492	$1,656,951,564

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 26,  2015,

SEPTEMBER 27,  2014 AND SEPTEMBER 28,  2013

	2015	2014	2013
Net sales	$3,778,643,782	$3,835,985,953	$3,738,540,461
Cost of goods sold	2,885,339,982	2,990,822,438	2,910,730,478
Gross profit	893,303,800	845,163,515	827,809,983
Operating and administrative expenses	756,313,013	722,644,214	706,497,512
Gain from sale or disposal of assets	2,191,256	825,856	4,261,704
Income from operations	139,182,043	123,345,157	125,574,175
Other income, net	2,282,854	3,001,161	2,900,341
Interest expense	47,006,774	46,569,864	59,142,378
Loss on early extinguishment of debt	—	—	43,089,248
Income before income taxes	94,458,123	79,776,454	26,242,890
Income tax expense	35,105,000	28,350,000	5,447,000
Net income	$59,353,123	$51,426,454	$20,795,890
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$3.02	$2.36	$0.89
Diluted earnings per common share	$2.93	$2.28	$0.87
Class B Common Stock
Basic earnings per common share	$2.74	$2.14	$0.85
Diluted earnings per common share	$2.74	$2.14	$0.85
Cash dividends per common share:
Class A	$0.66	$0.66	$1.32
Class B	$0.60	$0.60	$1.20

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 26,  2015,

SEPTEMBER 27,  2014 AND SEPTEMBER 28,  2013

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 29, 2012	12,953,635	$647,682	11,306,141	$565,307	$114,236,249	$341,964,231	$457,413,469
Net income	—	—	—	—	—	20,795,890	20,795,890
Cash dividends
Class A	—	—	—	—	—	(17,141,839)	(17,141,839)
Class B	—	—	—	—	—	(13,303,245)	(13,303,245)
Stock repurchases, at cost	—	—	(1,500,000)	(75,000)	(37,050,000)	—	(37,125,000)
Common stock conversions	484,340	24,217	(484,340)	(24,217)	—	—	—
Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	51,426,454	51,426,454
Cash dividends
Class A	—	—	—	—	—	(8,894,632)	(8,894,632)
Class B	—	—	—	—	—	(5,568,930)	(5,568,930)
Stock repurchases, at cost	—	—	(2,500,000)	(125,000)	(64,875,000)	—	(65,000,000)
Common stock conversions	102,358	5,118	(102,358)	(5,118)	—	—	—
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	59,353,123	59,353,123
Cash dividends
Class A	—	—	—	—	—	(9,020,232)	(9,020,232)
Class B	—	—	—	—	—	(3,956,658)	(3,956,658)
Common stock conversions	384,318	19,216	(384,318)	(19,216)	—	—	—
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 26,  2015,

SEPTEMBER 27,  2014 AND SEPTEMBER 28,  2013

	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$59,353,123	$51,426,454	$20,795,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	102,876,964	97,663,587	94,889,139
Loss on early extinguishment of debt	—	—	43,089,248
Gain from sale or disposal of assets	(2,191,256)	(825,856)	(4,261,704)
Receipt of advance payments on purchases contracts	4,081,858	2,977,486	3,715,720
Recognition of advance payments on purchases contracts	(4,126,615)	(3,282,770)	(3,448,546)
Deferred income taxes	2,225,000	(16,352,000)	7,435,000
Changes in operating assets and liabilities
Receivables	(3,970,772)	(1,431,891)	1,589,591
Inventory	(9,120,524)	167,652	(76,332)
Other assets	(5,185,487)	11,116,836	(6,403,298)
Accounts payable and accrued expenses	9,522,899	12,889,283	(12,124,026)
Net Cash Provided By Operating Activities	153,465,190	154,348,781	145,200,682
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	4,376,011	434,061	7,809,412
Capital expenditures	(104,055,949)	(108,338,402)	(101,453,001)
Net Cash Used By Investing Activities	(99,679,938)	(107,904,341)	(93,643,589)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	692,960,421	413,837,067	581,930,489
Payments on short-term borrowings	(722,410,466)	(383,927,017)	(622,051,131)
Proceeds from issuance of bonds	—	—	700,000,000
Bond issuance costs	—	—	(9,919,840)
Proceeds from new long-term borrowings	—	14,000,000	8,000,000
Principal payments on long-term borrowings	(12,466,905)	(19,121,307)	(602,026,300)
Prepayment penalties on debt extinguishment	—	—	(27,759,630)
Stock repurchases	—	(65,000,000)	(37,125,000)
Dividends	(12,976,890)	(14,463,562)	(30,445,084)
Net Cash Used By Financing Activities	(54,893,840)	(54,674,819)	(39,396,496)
Net (Decrease) Increase in Cash and Cash Equivalents	(1,108,588)	(8,230,379)	12,160,597
Cash and Cash Equivalents at Beginning of Year	8,613,628	16,844,007	4,683,410
Cash and Cash Equivalents at End of Year	$7,505,040	$8,613,628	$16,844,007

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 26,  2015,  September 27,  2014 and September 28,  2013

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements –In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03).  ASU 2015-03 changes the presentation of debt issuance costs in financial statements.  Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for the Company’s fiscal year ended September 30, 2017; early adoption is permitted.  The Company does not expect the adoption of ASU 2015-03 to have a material effect on its financial statements.

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17).  ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet.  ASU 2015-07 simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet.  ASU 2015-17 is effective for the Company’s fiscal year ended September 24, 2016; early adoption is permitted.  The Company does not expect the adoption of ASU 2015-17 to have a material effect on its financial statements.

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. These amounts totaled $14.4 million and $15.5 million as of September 26, 2015 and September 27, 2014, respectively.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 26, 2015 the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 26, 2015 demand deposits of approximately $3.2 million in three banks exceed the $250,000 FDIC insurance limit per bank.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $102.9 million, $97.7 million and $94.9 million for fiscal years 2015, 2014 and 2013, respectively.

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

Capitalized Loan Costs – Other assets include capitalized loan costs of $9.3 million (net of $3.7 million accumulated amortization) and $10.6 million (net of $2.4 million accumulated amortization) at September 26, 2015 and September 27, 2014, respectively. These costs are amortized over the life of the underlying debt instrument at approximately $1.3 million per year. During the year ended September 28, 2013 the Company wrote off $15.3 million of capitalized loan costs in conjunction with the early repayment of certain outstanding debt.  This amount is included in the line item “Loss on early extinguishment of debt” on the Consolidated Statements of Income.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the fiscal year ended September 28, 2013 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities are being liquidated with proceeds invested in new life insurance policies.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $36.3 million and $29.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 26, 2015 and September 27, 2014, respectively.  The September 26, 2015 amount is inclusive of $4.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at September 26, 2015.  The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2015, the Company’s self-insured liabilities were supported by $9.0 million of undrawn letters of credit which expire between November 2015 and September 2016. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2011. Additionally, the Internal

Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2011.  Examinations may challenge certain of the Company’s tax positions.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate.  These amounts are insignificant for fiscal years 2015, 2014, and 2013.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $12.1 million, $12.3 million and $13.9 million for fiscal years 2015, 2014 and 2013, respectively.

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

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $15.7 million, $16.7 million and $14.2 million for fiscal years 2015, 2014 and 2013, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale.  Therefore, approximately 57% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis.  Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $115.8 million, $126.7 million, and $121.9 million for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.3 million, $14.8 million, and $14.5 million for the fiscal years ended September 26, 2015, September 27, 2014 and September 28, 2013, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2015	2014
Deferred tax liabilities:
Property and equipment tax/book differences	$82,199,000	$79,861,000
Property tax method	1,491,000	1,418,000
Total deferred tax liabilities	83,690,000	81,279,000
Deferred tax assets:
Insurance reserves	8,607,000	8,360,000
Advance payments on purchases contracts	652,000	676,000
Vacation accrual	2,386,000	2,603,000
State tax credits	271,000	604,000
Inventory	1,939,000	1,917,000
Deferred compensation	3,390,000	3,157,000
Other	1,802,000	1,544,000
Total deferred tax assets	19,047,000	18,861,000
Net deferred tax liabilities	$64,643,000	$62,418,000

Current deferred income tax benefits of $7.3 million and $7.6 million at September 26, 2015 and September 27, 2014, respectively, included in other current assets, result from timing differences arising from deferred vendor income, vacation pay, non-income taxes, self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 26, 2015 and September 27, 2014 refundable current income taxes totaling $5.5 million and $1.2 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2015	2014	2013

Federal tax at statutory rate	$33,060,000	$27,922,000	$9,109,000
State income tax, net of federal tax benefits	4,599,000	2,308,000	(2,204,000)
Federal tax credits	(1,544,000)	(718,000)	(1,410,000)
Other	(1,010,000)	(1,162,000)	(48,000)
Total	$35,105,000	$28,350,000	$5,447,000

Current and deferred income tax expense (benefit) is as follows:

	2015	2014	2013

Current:
Federal	$25,578,000	$40,475,000	$73,000
State	7,302,000	4,227,000	(2,061,000)
Total current	32,880,000	44,702,000	(1,988,000)
Deferred:
Federal	2,373,000	(15,913,000)	7,368,000
State	(148,000)	(439,000)	67,000
Total deferred	2,225,000	(16,352,000)	7,435,000
Total expense	$35,105,000	$28,350,000	$5,447,000

Recently Enacted Tax Regulations – On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations are effective for the Company’s fiscal year ending September 26, 2015 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position for the fiscal years ended September 26, 2015 and September 27, 2014.

3. Property and Equipment

Property and equipment, net, consists of the following:

	2015	2014

Land	$319,247,363	$308,475,596
Construction in progress	15,289,568	7,201,640
Buildings	1,027,716,672	1,015,061,129
Store, office and warehouse equipment	815,624,122	785,827,851
Transportation equipment	68,920,594	64,705,509
Leasehold improvements	53,902,524	53,183,103
Total	2,300,700,843	2,234,454,828
Less accumulated depreciation and amortization	1,089,242,450	1,015,847,799
Property and equipment - net	$1,211,458,393	$1,218,607,029

4. Property Held for Lease and Rental Income

At September 26, 2015, the Company owned and operated  74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2015	2014	2013

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$7,639,725	$7,875,101	$7,997,136
Contingent rentals	273,133	331,352	257,598
Total	7,912,858	8,206,453	8,254,734
Depreciation on owned properties leased to others	(5,019,873)	(5,363,637)	(5,220,102)
Other shopping center expenses	(1,897,737)	(1,982,212)	(1,936,250)
Total	$995,248	$860,604	$1,098,382

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 26,	September 27,
	2015	2014

Land	$41,424,958	$41,796,507
Buildings	155,165,151	168,884,878
Total	196,590,109	210,681,385
Less accumulated depreciation	(99,766,077)	(103,238,395)
Total	$96,824,032	$107,442,990

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 26, 2015:

Fiscal Year
2016	$5,404,661
2017	4,428,190
2018	3,219,448
2019	2,692,399
2020	1,938,806
Thereafter	3,268,829
Total minimum future rental income	$20,952,333

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

Operating Leases - Rent expense for all operating leases of $13.6 million, $14.1 million and $14.4 million for fiscal years 2015, 2014 and 2013, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million for each of fiscal years 2015, 2014 and 2013, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 26, 2015 are as follows:

Fiscal Year
2016	$10,995,365
2017	10,715,010
2018	9,135,532
2019	8,131,104
2020	6,650,301
Thereafter	33,177,740
Total minimum future rental commitments	$78,805,052

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2015	2014
Property, payroll, and other taxes payable	$17,882,565	$16,469,128
Salaries, wages, and bonuses payable	26,336,530	25,514,842
Self-insurance liabilities:
Employee group insurance	5,166,501	4,585,759
Workers’ compensation insurance	6,752,941	5,677,217
General liability insurance	2,805,351	2,671,944
Interest	12,623,691	12,676,648
Other	2,984,655	3,349,190
Total	$74,552,234	$70,944,728

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $33.6 million, $27.4 million and $31.4 million for fiscal years 2015, 2014 and 2013, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2015	2014
Advance payments on purchases contracts	$1,704,061	$1,748,818
Deferred lease expense	1,906,317	1,875,776
Nonqualified investment plan liability	8,866,880	8,172,335
Self-insurance liabilities:
Workers’ compensation insurance	17,819,587	13,283,535
General liability insurance	3,732,115	3,643,676
Other	1,484,815	1,631,396
Total other long-term liabilities	35,513,775	30,355,536
Less current portion	952,661	1,565,501
	$34,561,114	$28,790,035

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2015	2014
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	90,680,000	95,210,000
Outstanding line of credit, weighted average interest rate of 4.50%	460,005	29,910,050
Notes payable:
Real estate and equipment maturing 2016-2028:
Due to banks, weighted average interest rate of 3.29% for 2015 and 3.01% for 2014	103,507,307	80,634,003
Due to other financial institutions, weighted average interest rate of 7.58% for 2015 and 4.09% for 2014	695,480	31,505,690
Total long-term debt	895,342,792	937,259,743
Less current portion	12,651,321	12,488,400
Long-term debt, net of current portion	$882,691,471	$924,771,343

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

The Company filed a registration statement with the Securities and Exchange Commission and exchanged the private placement notes with registered notes.

The Company may redeem all or a portion of the Notes at any time on or after June 15, 2018 at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At September 26, 2015, the Company had $0.5 million borrowing outstanding under the line of credit.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.5 million of unused letters of credit were issued at September 26, 2015.  The Company is not required to maintain compensating balances in connection with the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 26, 2015.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At September 26, 2015, property and equipment with an undepreciated cost of approximately $260 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2015	2014	2013
Total interest costs	$47,378,270	$46,846,912	$59,598,030
Interest capitalized	(371,496)	(277,048)	(455,652)
Interest expense	$47,006,774	$46,569,864	$59,142,378

Maturities of long-term debt at September 26, 2015 are as follows:

Fiscal Year
2016	$12,651,321
2017	11,665,693
2018	49,979,075
2019	18,997,434
2020	16,025,453
Thereafter	786,023,816
Total	$895,342,792

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

	Year Ended
	September 26, 2015
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$41,356,536	$17,996,587
Conversion of Class B to Class A shares	17,996,587	—
Net income allocated, diluted	$59,353,123	$17,996,587

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,711,241	6,548,534
Conversion of Class B to Class A shares	6,548,534	—
Weighted average shares outstanding, diluted	20,259,775	6,548,534

Earnings per share
Basic	$3.02	$2.74
Diluted	$2.93	$2.74

	Year Ended		Year Ended
	September 27, 2014		September 28, 2013
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$31,776,515	$19,649,939	$11,638,545	$9,157,345
Conversion of Class B to Class A shares	19,649,939	—	9,157,345	—
Net income allocated, diluted	$51,426,454	$19,649,939	$20,795,890	$9,157,345

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,482,296	9,126,381	13,054,425	10,817,989
Conversion of Class B to Class A shares	9,126,381	—	10,817,989	—
Weighted average shares outstanding, diluted	22,608,677	9,126,381	23,872,414	10,817,989

Earnings per share
Basic	$2.36	$2.14	$0.89	$0.85
Diluted	$2.28	$2.14	$0.87	$0.85

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1.6 million, $1.4 million and $1.3 million for fiscal years 2015, 2014 and 2013, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $99,000, $84,000 and $77,000 for fiscal years 2015, 2014 and 2013, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.1 million, $9.2 million and $9.0 million for fiscal years 2015, 2014 and 2013, respectively.

Medical Care Plan - Medical and dental benefits are provided to qualified employees under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals.   Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2015	2014	2013
Revenues from unaffiliated customers:
Grocery	$1,387,195	$1,397,870	$1,424,869
Non-foods	769,168	729,934	707,294
Perishables	981,221	937,402	898,956
Gasoline	498,220	618,147	568,701
Total retail	3,635,804	3,683,353	3,599,820
Other	142,840	152,633	138,720
Total revenues from unaffiliated customers	$3,778,644	$3,835,986	$3,738,540

Income before income taxes:
Retail	$126,143	$112,030	$114,380
Other	13,039	11,315	11,194
Total income from operations	139,182	123,345	125,574
Other income, net	2,283	3,001	2,900
Interest expense	47,007	46,570	59,142
Loss on early extinguishment of debt	—	—	43,089
Income before income taxes	$94,458	$79,776	$26,243

Assets:
Retail	$1,542,237	$1,515,055	$1,528,483
Other	131,484	144,667	143,237
Elimination of intercompany receivable	(2,338)	(2,770)	(2,392)
Total assets	$1,671,383	$1,656,952	$1,669,328

Capital expenditures:
Retail	$100,894	$105,808	$99,995
Other	3,162	2,530	1,458
Total capital expenditures	$104,056	$108,338	$101,453

Depreciation and amortization:
Retail	$95,540	$90,025	$87,331
Other	7,337	7,639	7,558
Total depreciation and amortization	$102,877	$97,664	$94,889

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $49.4 million, $58.7 million and $58.3 million in sales to the grocery sales segment in fiscal 2015, 2014 and 2013, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2015
Net sales	$964,497	$915,335	$945,974	$952,838	$3,778,644
Gross profit	224,393	218,691	222,164	228,056	893,304
Net income	15,038	14,302	13,777	16,236	59,353
Basic earnings per common share
Class A	0.77	0.72	0.70	0.83	3.02
Class B	0.70	0.66	0.63	0.75	2.74
Diluted earnings per common share
Class A	0.74	0.71	0.68	0.80	2.93
Class B	0.70	0.66	0.63	0.75	2.74

2014
Net sales	$945,125	$947,761	$978,262	$964,838	$3,835,986
Gross profit	203,506	206,124	215,151	220,383	845,164
Net income	9,533	10,455	13,834	17,604	51,426
Basic earnings per common share
Class A	0.44	0.47	0.63	0.82	2.36
Class B	0.40	0.43	0.57	0.74	2.14
Diluted earnings per common share
Class A	0.42	0.46	0.61	0.79	2.28
Class B	0.40	0.43	0.57	0.74	2.14

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 26, 2015 totaled $15.9 million.  The Company expects these commitments to be fulfilled during fiscal year 2016.

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

The carrying amount and fair value of the Company’s debt at September 26, 2015 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$719,250	Level 2
Recovery Zone Facility Bonds	90,680	90,680	Level 2
Real estate and equipment notes payable	104,203	104,231	Level 2
Line of credit payable	460	460	Level 2
Total debt	$895,343	$914,621

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2015	2014	2013
Cash paid (received) during the year for:
Interest (net of amounts capitalized)	$47,059,731	$46,886,468	$65,281,861
Income taxes	37,198,075	32,064,452	(2,470,362)
Non cash items:
Property and equipment additions included in accounts payable	1,192,232	8,555,952	14,598,996

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  There were no such loans outstanding at September 26, 2015.  At September 27, 2014 loans outstanding totaled $0.4 million.

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

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 26, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$307,029	$250,000	$156,781	$400,248

Fiscal year ended September 27, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$772,893	$—	$465,864	$307,029

Fiscal year ended September 28, 2013:
Deducted from asset accounts:
Allowance for doubtful accounts	$741,690	$30,000	$(1,203)	$772,893

(1)Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ Robert P. Ingle, II
Robert P. Ingle, II Chief Executive Officer

Date: December 10, 2015

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

/s/ Brenda S. Tudor
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson
Ernest E. Ferguson, Director