Form 10-Q
period 2015-12-26
INGLES MARKETS INC
filed 2016-02-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26,  2015

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

As of February 2, 2016, the Registrant had 13,942,826 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,316,950 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 26, 2015 and September 26, 2015	3

Condensed Consolidated Statements of Income for the Three Months Ended December 26, 2015
and December 27, 2014	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 26, 2015 and December 27, 2014	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 26, 2015 and December 27, 2014	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 6. Exhibits	19

Signatures	22

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 26,	September 26,
	2015	2015
ASSETS
Current Assets:
Cash and cash equivalents	$8,548,884	$7,505,040
Receivables - net	80,613,279	66,284,163
Inventories	341,275,978	338,644,128
Other current assets	11,121,337	11,313,152
Total Current Assets	441,559,478	423,746,483
Property and Equipment – Net	1,226,718,716	1,211,458,393
Other Assets	19,730,986	19,623,349
Total Assets	$1,688,009,180	$1,654,828,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$11,238,058	$11,367,710
Accounts payable - trade	166,726,570	166,039,952
Accrued expenses and current portion of other long-term liabilities	53,892,007	74,552,234
Total Current Liabilities	231,856,635	251,959,896
Deferred Income Taxes	68,869,000	64,643,000
Long-Term Debt	913,513,109	874,685,817
Other Long-Term Liabilities	35,060,450	34,561,112
Total Liabilities	1,249,299,194	1,225,849,825
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,942,826 shares issued and outstanding December 26, 2015; 13,924,651 shares issued and outstanding at September 26, 2015	697,142	696,233
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,316,950 shares issued and outstanding December 26, 2015; 6,335,125 shares issued and outstanding at September 26, 2015	315,847	316,756
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	425,385,748	415,654,162
Total Stockholders’ Equity	438,709,986	428,978,400
Total Liabilities and Stockholders’ Equity	$1,688,009,180	$1,654,828,225

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	December 26,	December 27,
	2015	2014

Net sales	$951,113,863	$964,496,835
Cost of goods sold	725,474,531	740,104,278
Gross profit	225,639,332	224,392,557
Operating and administrative expenses	194,072,287	186,978,851
Gain from sale or disposal of assets	63,731	117,781
Income from operations	31,630,776	37,531,487
Other income, net	605,844	562,760
Interest expense	11,977,197	12,022,909
Income before income taxes	20,259,423	26,071,338
Income tax expense	7,280,000	11,033,000
Net income	$12,979,423	$15,038,338

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.66	$0.77
Diluted earnings per common share	$0.64	$0.74
Class B Common Stock
Basic earnings per common share	$0.60	$0.70
Diluted earnings per common share	$0.60	$0.70
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 26,  2015 AND DECEMBER 27, 2014

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	15,038,338	15,038,338
Cash dividends	—	—	—	—	—	(3,243,072)	(3,243,072)
Common stock conversions	13,100	655	(13,100)	(655)	—	—	—
Balance, December 27, 2014	13,553,433	$677,672	6,706,343	$335,317	$12,311,249	$381,073,195	$394,397,433
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	12,979,423	12,979,423
Cash dividends	—	—	—	—	—	(3,247,837)	(3,247,837)
Common stock conversions	18,175	909	(18,175)	(909)	—	—	—
Balance, December 26, 2015	13,942,826	$697,142	6,316,950	$315,847	$12,311,249	$425,385,748	$438,709,986

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 26,	December 27,
	2015	2014
Cash Flows from Operating Activities:
Net income	$12,979,423	$15,038,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	25,976,526	25,298,752
Gain from sale or disposal of assets	(63,731)	(117,781)
Receipt of advance payments on purchases contracts	1,000,000	1,095,220
Recognition of advance payments on purchases contracts	(817,349)	(962,065)
Deferred income taxes	4,226,000	4,997,000
Changes in operating assets and liabilities:
Receivables	(14,329,115)	(10,751,029)
Inventory	(2,631,850)	(8,797,151)
Other assets	84,177	(997,523)
Accounts payable and accrued expenses	(19,921,052)	(29,632,041)
Net Cash Provided (Used) by Operating Activities	6,503,029	(4,828,280)
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	51,133	168,024
Capital expenditures	(40,639,588)	(27,573,589)
Net Cash Used by Investing Activities	(40,588,455)	(27,405,565)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	240,823,511	233,849,691
Payments on short-term borrowings	(200,432,718)	(198,759,741)
Principal payments on long-term borrowings	(2,013,686)	(1,969,558)
Dividends paid	(3,247,837)	(3,243,072)
Net Cash Provided by Financing Activities	35,129,270	29,877,320
Net Increase (Decrease) in Cash and Cash Equivalents	1,043,844	(2,356,525)
Cash and cash equivalents at beginning of period	7,505,040	8,613,628
Cash and Cash Equivalents at End of Period	$8,548,884	$6,257,103

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 26,  2015 and December 27,  2014

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 26, 2015, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 26, 2015 and December 27, 2014. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26,  2015, filed by the Company under the Securities Exchange Act of 1934 on December 10,  2015.

The results of operations for the three-month period ended December 26, 2015 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 retroactively during the quarter ended December 26, 2015.  As a result, $9.0 million and $9.3 million of debt issuance costs were recorded as a reduction of total debt at December 26, 2015 and September 26, 2015, respectively.

In November 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-07 simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 retroactively during the quarter ended December 26, 2015.  As a result, $7.3 million of deferred tax assets were recorded as a reduction of the caption “Deferred Income Taxes” in the Condensed Consolidated Balance Sheets at December 26, 2015 and September 26, 2015.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $400,000 at December 26, 2015 and September 26, 2015, respectively.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company had approximately $3.0 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at December 26, 2015.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions.. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations were effective for the Company’s fiscal year ending September 26, 2015 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position for the fiscal quarters ended December 26, 2015 and December 27, 2014.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 26,	September 26,
	2015	2015
Property, payroll and other taxes payable	$12,276,842	$17,882,565
Salaries, wages and bonuses payable	21,593,323	26,336,530
Self-insurance liabilities	14,419,179	14,724,793
Interest payable	2,600,206	12,623,691
Other	3,002,457	2,984,655
	$53,892,007	$74,552,234

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. At December 26, 2015 the Company’s self-insurance reserves totaled $36.0 million.  Of this amount, $14.4 million is accounted for as a current liability and $21.6 million as a long-term liability, which is inclusive of $5.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 26, 2015.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.2 million and $7.8 million for the three-month periods ended December 26, 2015 and December 27, 2014, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December 26, 2015, the Company had $40.9 million of borrowings outstanding under the Line.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.1 million of unused letters of credit were issued at December 26, 2015.  The Company is not required to maintain compensating balances in connection with the Line.

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

The Notes, the bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 26, 2015.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, bonds and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 22, 2015 to stockholders of record on October 8, 2015.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 10, 2015.

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

	Three Months Ended		Three Months Ended
	December 26, 2015		December 27, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,182,887	$3,796,536	$10,363,890	$4,674,448
Conversion of Class B to Class A shares	3,796,536	—	4,674,448	—
Net income allocated, diluted	$12,979,423	$3,796,536	$15,038,338	$4,674,448

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,926,923	6,332,853	13,542,924	6,716,852
Conversion of Class B to Class A shares	6,332,853	—	6,716,852	—
Weighted average shares outstanding, diluted	20,259,776	6,332,853	20,259,776	6,716,852

Earnings per share
Basic	$0.66	$0.60	$0.77	$0.70
Diluted	$0.64	$0.60	$0.74	$0.70

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 26,	December 27,
	2015	2014
Revenues from unaffiliated customers:
Retail	$916,731	$926,002
Other	34,383	38,495
Total revenues from unaffiliated customers	$951,114	$964,497

Income from operations:
Retail	$27,769	$34,977
Other	3,862	2,555
Total income from operations	$31,631	$37,532

	December 26,	September 26,
	2015	2015
Assets:
Retail	$1,556,089	$1,525,682
Other	133,708	131,484
Elimination of intercompany receivable	(1,788)	(2,338)
Total assets	$1,688,009	$1,654,828

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	December 26,	December 27,
	2015	2014
Grocery	$358,463	$358,317
Non-foods	202,868	190,147
Perishables	246,885	239,610
Gasoline	108,515	137,928
Total retail grocery	$916,731	$926,002

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 26, 2015 and December 27, 2014, respectively, the fluid dairy operation had $11.4 million and $14.6 million in sales to the grocery sales segment. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at December 26, 2015 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$699,125	Level 2
Facility Bonds	90,680	90,680	Level 2
Secured notes payable and other	93,220	93,237	Level 2
Line of credit payable	40,851	40,851	Level 2
Total debt	$924,751	$923,893

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the quarters ended December  26, 2015 and December 27, 2014 the Company liquidated certain life insurance policy assets and invested the proceeds in marketable securities.  These marketable securities will be liquidated and invested in life insurance policies in future periods.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (20), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 26,  2015, the Company operated 97 in-store pharmacies and 88 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 26%  of its products to the retail grocery segment and approximately 74%  of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.    At December 26, 2015 the Company’s self-insurance reserves totaled $36.0 million.  Of this amount, $14.4  million is accounted for as a current liability and $21.6  million as a long-term liability, which is inclusive of $5.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recoded as a receivable at December 26, 2015.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 26, 2015.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.6 million and $31.6 million for the fiscal quarters ended December 26, 2015 and December 27, 2014, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.8 million and $4.1 million for the fiscal quarters ended December 26, 2015 and December 27, 2014, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 26, 2015 and December 27, 2014 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 26, 2015 and December 27, 2014, comparable store sales include 199 and 201 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 26,	December 27,
	2015	2014
Net sales	100.0%	100.0%
Gross profit	23.7%	23.3%
Operating and administrative expenses	20.4%	19.4%
Income from operations	3.3%	3.9%
Other income, net	0.1%	0.1%
Interest expense	1.2%	1.2%
Income tax expense	0.8%	1.1%
Net income	1.4%	1.6%

Three Months Ended December 26,  2015 Compared to the Three Months Ended December 27,  2014

Net income for the first quarter of fiscal 2016 totaled $13.0 million, compared with net income of $15.0 million earned for the first quarter of fiscal 2015.  Total non-gasoline revenues increased but gross profit earned from gasoline sales were much lower and employee wage and insurance expense increased.

Net Sales. Because of decreases in retail gasoline prices, net sales decreased by $13.4 million, or 1.4% to $951.1 million for the three months ended December 26, 2015 compared with $964.5 million for the three months ended December 27, 2014.  Comparing the first quarter of fiscal 2016 with the first quarter of fiscal 2015, gasoline sales dollars decreased 21.4% due to a 29.0% decrease in the average sales price per gallon.  Gallons sold increased 10.7% over the same comparable periods.  Excluding gasoline sales, total grocery comparable store sales increased 2.3% over the comparative fiscal quarters.  Comparing the first quarters of fiscal years 2016 and 2015 (and excluding gasoline), the number of customer transactions increased 0.8% and the average transaction size increased 1.7%.

Ingles operated 201 and 202 stores at December 26, 2015 and December 27, 2014, respectively.  Retail square feet totaled 11.1 million square feet at both December  26, 2015 and December 27, 2014.   During the last twelve months the Company closed two stores that will be rebuilt and opened one new store.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 26,	December 27,
	2015	2014
Grocery	$358,463	$358,317
Non-foods	202,868	190,147
Perishables	246,885	239,610
Gasoline	108,515	137,928
Total retail grocery	$916,731	$926,002

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 26, 2015 are summarized as follows (in thousands):

Total retail grocery sales for the three months ended December 27, 2014	$926,002
Comparable store sales decrease (including gasoline)	(13,054)
Impact of stores opened in fiscal 2015	11,065
Impact of stores closed in fiscal 2015	(7,220)
Other	(62)
Total retail grocery sales for the three months ended December 26, 2015	$916,731

Gross Profit. Gross profit for the three-month period ended December 26, 2015 totaled $225.6 million, an increase of $1.2 million, or 0.6%, compared with gross profit of $224.4 million for the three-month period ended December 27, 2014.  Gross profit as a percentage of sales was 23.7%  for the three months ended December 26, 2015 compared with 23.3% for the three months ended December 27, 2014.

The gross profit increase is attributable to higher non-gasoline sales, and to higher gross margins in non-gasoline products.    Gasoline gross profit dollars decreased markedly from the first quarter of last fiscal year.  Excluding gasoline sales, grocery gross profit as a percentage of sales was level for the first quarter of fiscal 2016 compared with the same fiscal 2015 period.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $7.1  million, or 3.8%, to $194.1  million for the three months ended December 26, 2015, from $187.0 million for the three months ended December 27, 2014.   As a percentage of sales, operating and administrative expenses were 20.4%  and 19.4% for the December 2015 and December 2014 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.8%  of sales for the first fiscal quarter of 2016 compared with 22.4% for the first fiscal quarter of 2015.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$4.3	0.45%
Repairs and maintenance	$1.3	0.14%
Advertising and promotion	$1.0	0.10%
Insurance	$0.9	0.10%

Salaries and wages increased in dollars due to additional labor hours required in part to accommodate in-store merchandising changes.

Repairs and maintenance increased due to more sophisticated equipment in our stores and to a higher level of building maintenance.

Advertising and promotion increased from expanded print and television investments and in response to the competitive environment.

Insurance expense increased due to claims experience in the Company’s self-insurance programs.

Interest Expense. Interest expense totaled $12.0 million for each three-month period ended December 26, 2015 and December 27, 2014. Total debt at December 2015 was $924.8 million compared with $960.1 million at December 2014.

Income Taxes. Income tax expense totaled $7.3 million for the three months ended December 26, 2015, an effective tax rate of 35.9% of pretax income.   Income tax expense totaled $11.0 million for the three months ended December 27, 2014, an effective tax rate of 42.3% of pretax income.  The higher effective tax rate for the December 2015 quarter is attributable to certain discrete items which are not expected to recur in future periods.

Net Income. Net income totaled $13.0 million for the three-month period ended December 26, 2015 compared with $15.0 million for the three-month period ended December 27, 2014.  Net income, as a percentage of sales, was 1.4% and 1.6% for the December 2015 quarter and the December 2014 quarter, respectively.  Basic and diluted earnings per share for Class A Common Stock were $0.66 and $0.64, respectively, for the December 2015 quarter, compared to $0.77 and $0.74, respectively, for the December 2014 quarter.    Basic and diluted earnings per share for Class B Common Stock were each $0.60 for the December 2015 quarter compared with $0.70 for the December 2014 quarter.

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

Capital expenditures totaled $40.6 million for the three-month period ended December 26, 2015.  These capital expenditures focused on  construction on stores scheduled to open later in fiscal 2016, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $24.5 million at December 26, 2015.

Liquidity

The Company generated $6.5 million net cash from operations in the December 2015 three-month period compared to a net operating use of cash totaling $4.8 million during the December 2014 three-month period. Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 26, 2015 and December 27, 2014 totaled $40.6 million and $27.4 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

Cash provided by financing activities totaled $35.1 million and $29.9 million for the fiscal quarters ended December 2015 and 2014, respectively.  Short term borrowings tend to increase during the December quarter of each fiscal year to finance seasonal inventory increases and the semi-annual Senior Note interest payment.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement.  The Notes bear an interest rate of 5.750% per annum and were issued at par.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 29, 2015 to June 12, 2018 and modified certain interest rate options and covenants.  At December  26, 2015, the Company had $40.9 million of borrowing outstanding under the Line.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.1 million of unused letters of credit were issued at December 26, 2015.  The Company is not required to maintain compensating balances in connection with the Line.

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

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, bonds and Notes indenture in the event of default under any one instrument.

The Notes, the bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 26, 2015, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $340 million of additional borrowings (including borrowings under the Line) as of December 26, 2015.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 26,  2015 other than as disclosed elsewhere in this Form 10-Q.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, the Bonds, the Line, and other loan agreements contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

Seasonality

Grocery sales are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located.  Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year.   In the third and fourth quarter, sales are affected by the return of customers to seasonal homes in our market area.  The Company’s fluid dairy operations have slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate activities are not subject to seasonal variations.

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations.  One of the Company’s significant costs is labor, which changes with general inflation.  Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses, utility expenses and plastic supply costs.

	Three Months Ended
	December 26,	December 27,
	2015	2014
All items	0.0%	(0.2)%
Food and beverages	(0.1)%	0.2%
Energy	(1.1)%	(3.5)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26,  2015.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 26, 2015, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2015. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of December  26, 2015.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2016.

No change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

In May 2013, COSO issued its Internal Control – Integrated Framework (the “2013 Framework”).  While the 2013 Framework’s internal control components (i.e., control environment, risk assessment, control activities, information and communication, and monitoring activities) are the same as those in the 1992 Framework, the new framework requires companies to assess whether 17 principles are present and functioning in determining whether their system of internal control is effective.  The Company adopted the 2013 Framework during the year ending September 26, 2015.

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

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December  26, 2015, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 4, 2016	/s/ Robert P. Ingle, II
Robert P. Ingle, II
Chief Executive Officer

Date: February 4, 2016	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer