Form 10-Q
period 2016-03-26
INGLES MARKETS INC
filed 2016-05-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26,  2016

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

As of May 3, 2016 the Registrant had 13,942,826 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,316,950 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 26, 2016 and September 26, 2015	3

Condensed Consolidated Statements of Income for the
Three Months Ended March 26, 2016 and March 28, 2015	4
Six Months Ended March 26, 2016 and March 28, 2015	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 26, 2016 and March 28, 2015	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 26, 2016 and March 28, 2015	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	22

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 26,	September 26,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$9,066,843	$7,505,040
Receivables - net	70,488,305	66,284,163
Inventories	340,880,244	338,644,128
Other current assets	9,442,699	11,313,152
Total Current Assets	429,878,091	423,746,483
Property and Equipment – Net	1,231,766,589	1,211,458,393
Other Assets	19,403,538	19,623,349
Total Assets	$1,681,048,218	$1,654,828,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,963,828	$11,367,710
Accounts payable - trade	155,301,417	166,039,952
Accrued expenses and current portion of other long-term liabilities	64,789,462	74,552,234
Total Current Liabilities	231,054,707	251,959,896
Deferred Income Taxes	68,291,000	64,643,000
Long-Term Debt	896,741,514	874,685,817
Other Long-Term Liabilities	35,140,704	34,561,112
Total Liabilities	1,231,227,925	1,225,849,825
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,942,826 shares issued and outstanding March 26, 2016; 13,924,651 shares issued and outstanding at September 26, 2015	697,142	696,233
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,316,950 shares issued and outstanding March 26, 2016; 6,335,125 shares issued and outstanding at September 26, 2015	315,847	316,756
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	436,496,055	415,654,162
Total Stockholders’ Equity	449,820,293	428,978,400
Total Liabilities and Stockholders’ Equity	$1,681,048,218	$1,654,828,225

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net sales	$924,312,049	$915,334,689
Cost of goods sold	695,593,959	696,643,697
Gross profit	228,718,090	218,690,992
Operating and administrative expenses	196,147,853	185,578,000
Gain from sale or disposal of assets	557,409	521,222
Income from operations	33,127,646	33,634,214
Other income, net	534,097	563,966
Interest expense	11,225,332	11,577,970
Income before income taxes	22,436,411	22,620,210
Income tax expense	8,078,000	8,318,000
Net income	$14,358,411	$14,302,210

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.73	$0.72
Diluted earnings per common share	$0.71	$0.71
Class B Common Stock
Basic earnings per common share	$0.66	$0.66
Diluted earnings per common share	$0.66	$0.66
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	March 26,	March 28,
	2016	2015

Net sales	$1,875,425,912	$1,879,831,524
Cost of goods sold	1,421,068,490	1,436,747,974
Gross profit	454,357,422	443,083,550
Operating and administrative expenses	390,220,140	372,556,852
Gain from sale or disposal of assets	621,141	639,004
Income from operations	64,758,423	71,165,702
Other income, net	1,139,940	1,126,726
Interest expense	23,202,529	23,600,880
Income before income taxes	42,695,834	48,691,548
Income tax expense	15,358,000	19,351,000
Net income	$27,337,834	$29,340,548

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.39	$1.49
Diluted earnings per common share	$1.35	$1.45
Class B Common Stock
Basic earnings per common share	$1.26	$1.36
Diluted earnings per common share	$1.26	$1.36
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 26, 2016 AND MARCH 28,  2015

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	29,340,548	29,340,548
Cash dividends	—	—	—	—	—	(6,485,341)	(6,485,341)
Common stock conversions	219,750	10,987	(219,750)	(10,987)	—	—	—
Balance, March 28, 2015	13,760,083	$688,004	6,499,693	$324,985	$12,311,249	$392,133,136	$405,457,374
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	27,337,834	27,337,834
Cash dividends	—	—	—	—	—	(6,495,941)	(6,495,941)
Common stock conversions	18,175	909	(18,175)	(909)	—	—	—
Balance, March 26, 2016	13,942,826	$697,142	6,316,950	$315,847	$12,311,249	$436,496,055	$449,820,293

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 26,	March 28,
	2016	2015
Cash Flows from Operating Activities:
Net income	$27,337,834	$29,340,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	52,391,891	50,898,628
Gain from sale or disposal of assets	(621,141)	(639,004)
Receipt of advance payments on purchases contracts	2,500,000	3,518,251
Recognition of advance payments on purchases contracts	(1,634,696)	(2,298,705)
Deferred income taxes	3,648,000	3,825,000
Changes in operating assets and liabilities:
Receivables	(4,204,142)	(3,006,991)
Inventory	(2,236,116)	(7,532,779)
Other assets	2,090,262	(317,709)
Accounts payable and accrued expenses	(21,644,196)	(14,886,343)
Net Cash Provided by Operating Activities	57,627,696	58,900,896
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	643,492	674,380
Capital expenditures	(71,224,192)	(44,296,622)
Net Cash Used by Investing Activities	(70,580,700)	(43,622,242)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	399,128,977	398,870,522
Payments on short-term borrowings	(369,559,814)	(399,108,140)
Principal payments on long-term borrowings	(8,558,415)	(8,485,148)
Dividends paid	(6,495,941)	(6,485,341)
Net Cash Provided (Used) by Financing Activities	14,514,807	(15,208,107)
Net Increase in Cash and Cash Equivalents	1,561,803	70,547
Cash and cash equivalents at beginning of period	7,505,040	8,613,628
Cash and Cash Equivalents at End of Period	$9,066,843	$8,684,175

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 26, 2016 and March 28, 2015

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 26, 2016, the results of operations for the three-month and six-month periods ended March 26, 2016 and March 28, 2015, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 26, 2016 and March 28, 2015. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2015 filed by the Company under the Securities Exchange Act of 1934 on December 10, 2015.

The results of operations for the three-month and six-month periods ended March 26, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 retrospectively during the quarter ended December 26, 2015.  As a result, $8.7 million and $9.3 million of debt issuance costs were recorded as a reduction of total debt at March 26, 2016 and September 26, 2015, respectively.

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-07 simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 retrospectively during the quarter ended December 26, 2015.  As a result, $7.3 million of deferred tax assets were recorded as a reduction of the caption “Deferred Income Taxes” in the Condensed Consolidated Balance Sheets at March 26, 2016 and September 26, 2015.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $540,000 at March 26, 2016 and $400,000 at September 26, 2015, respectively.

D.  INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

Income tax expense as a percentage of pre-tax income was 36.0% for the six-month period ended March 26, 2016 compared to 39.7% for the six-month period ended March 28, 2015.  The lower effective tax rate for the fiscal 2016 six-month period is attributable to certain non-recurring discrete items that occurred during the fiscal 2015 six-month period.

The Company had approximately $2.3 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at March 26, 2016.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations were effective for the Company’s fiscal year ending September 26, 2015 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position for the three and six month periods ended March 26, 2016 and March 28, 2015.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 26,	September 26,
	2016	2015
Property, payroll and other taxes payable	$11,149,759	$17,882,565
Salaries, wages and bonuses payable	23,265,585	26,336,530
Self-insurance liabilities	14,195,131	14,724,793
Interest payable	12,282,209	12,623,691
Other	3,896,778	2,984,655
	$64,789,462	$74,552,234

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $35.9 million and $36.3 at March 26, 2016 and September 26, 2015, respectively.  Of this amount, $14.2 million is accounted for as a current liability and $21.7 million as a long-term liability, which is inclusive of $4.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 26, 2016. At September 26, 2015, $14.7 million is accounted for as a current liability and $21.6 million as a long-term liability, which is inclusive of $4.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at September 26, 2015.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $10.0 million and $8.6 million for the three-month periods ended March 26, 2016 and March 28, 2015, respectively. For the six-month periods ended March 26, 2016 and March 28, 2015, employee insurance expense, net of employee contributions, totaled $19.2 million and $16.3 million, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit  (the “Line”) from December 2015 to June 2018 and modified certain interest rate options and covenants.  Outstanding borrowings under the Line totaled $30.0 million at March 26, 2016.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at March 26, 2016.  The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

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

In connection with the offering of the Notes, the Company extended the maturity date of the Covenant Agreement from January 2018 to June 2021 and modified certain interest rate options and covenants. The Company may redeem the Bonds without penalty or premium at any time prior to June 2021.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 26, 2016.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 21, 2016 to stockholders of record on January 7, 2016.

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

The Company calculates earnings per share using the two-class method in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 260.

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

	Three Months Ended		Six Months Ended
	March 26, 2016		March 26, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,169,757	$4,188,654	$19,352,122	$7,985,712
Conversion of Class B to Class A shares	4,188,654	—	7,985,712	—
Net income allocated, diluted	$14,358,411	$4,188,654	$27,337,834	$7,985,712

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,942,826	6,316,950	13,934,874	6,324,902
Conversion of Class B to Class A shares	6,316,950	—	6,324,902	—
Weighted average shares outstanding, diluted	20,259,776	6,316,950	20,259,776	6,324,902

Earnings per share
Basic	$0.73	$0.66	$1.39	$1.26
Diluted	$0.71	$0.66	$1.35	$1.26

The per share amounts for the second quarter of fiscal 2015 and the six months ended March 28, 2015 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 28, 2015		March 28, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,917,366	$4,384,844	$20,283,204	$9,057,344
Conversion of Class B to Class A shares	4,384,844	—	9,057,344	—
Net income allocated, diluted	$14,302,210	$4,384,844	$29,340,548	$9,057,344

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,653,154	6,606,622	13,598,039	6,661,737
Conversion of Class B to Class A shares	6,606,622	—	6,661,737	—
Weighted average shares outstanding, diluted	20,259,776	6,606,622	20,259,776	6,661,737

Earnings per share
Basic	$0.72	$0.66	$1.49	$1.36
Diluted	$0.71	$0.66	$1.45	$1.36

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Revenues from unaffiliated customers:
Retail	$889,811	$879,838	$1,806,542	$1,805,840
Other	34,501	35,497	68,884	73,992
Total revenues from unaffiliated customers	$924,312	$915,335	$1,875,426	$1,879,832

Income from operations:
Retail	$28,869	$29,598	$56,638	$64,575
Other	4,259	4,036	8,120	6,591
Total income from operations	$33,128	$33,634	$64,758	$71,166

	March 26,	September 26,
	2016	2015
Assets:
Retail	$1,550,654	$1,525,682
Other	131,953	131,484
Elimination of intercompany receivable	(1,559)	(2,338)
Total assets	$1,681,048	$1,654,828

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Grocery	$351,123	$348,269	$709,585	$706,585
Non-foods	198,158	185,428	401,026	375,576
Perishables	248,343	241,002	495,227	480,613
Gasoline	92,187	105,139	200,704	243,066
Total retail	$889,811	$879,838	$1,806,542	$1,805,840

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 26, 2016 and March 28, 2015, respectively, the fluid dairy had $11.0 million and $12.4 million in sales to the retail grocery segment. The fluid dairy had $22.3 million and $27.0 million in sales to the retail grocery segment for the six-month periods ended March 26, 2016 and March 28, 2015, respectively. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at March 26, 2016 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$710,500	Level 2
Facility Bonds	86,150	86,150	Level 2
Secured notes payable and other	91,526	91,536	Level 2
Line of credit payable	30,029	30,029	Level 2
Total debt	$907,705	$918,215

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K.  NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the six months ended March 26, 2016 and March 28, 2015,  the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities have been liquidated and invested in other life insurance policies.  Life insurance policies and other assets held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 26, 2016, the Company operated 98 in-store pharmacies and 89 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 26% of its products to the retail grocery segment and approximately 74% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 26, 2016,  the Company’s self-insurance reserves totaled $35.9 million.  Of this amount, $14.2 million is accounted for as a current liability and $21.7 million as a long-term liability, which is inclusive of $4.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recoded as a receivable at March 26, 2016.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 26, 2016.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $28.9 million and $27.9 million for the fiscal quarters ended March 26, 2016 and March 28, 2015, respectively.  For the six-month periods ended March 26, 2016 and March 28, 2015, vendor allowances applied as a reduction of merchandise costs totaled $58.5  million and $59.6 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.1 million and $3.4 million for the fiscal quarters ended March 26,

2016 and March 28, 2015, respectively.  For the six-month periods ended March 26, 2016 and March 28, 2015, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.8 million and $7.5 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 26, 2016 and March 28, 2015, respectively. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 26, 2016 and March 28, 2015, comparable store sales include 200 and 201 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 26,	March 28,	March 26,	March 28,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.7%	23.9%	24.2%	23.6%
Operating and administrative expenses	21.2%	20.2%	20.8%	19.8%
Income from operations	3.6%	3.7%	3.5%	3.8%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.3%	1.2%	1.3%
Income tax expense	0.9%	0.9%	0.8%	1.0%
Net income	1.6%	1.6%	1.5%	1.6%

Three Months Ended March 26, 2016 Compared to the Three Months Ended March 28, 2015

Net income for the second quarter of fiscal 2016 totaled $14.4  million, compared with net income of $14.3 million earned for the second quarter of fiscal 2015.  Dollar sales (excluding gasoline) increased and overall gross margin (including gasoline) increased.  The resulting gross profit dollars increase was generally offset by increases in operating expenses, resulting in level quarter over quarter net income.

Net Sales. Net sales increased by $9.0 million, or 1.0% to $924.3 million for the three months ended March 26, 2016 from $915.3 million for the three months ended March 28, 2015.  Lower gasoline sales were offset by sales in other products and by the positive effect of Easter sales.  Comparing the second quarter of fiscal 2016 with the second quarter of fiscal 2015, gasoline sales dollars decreased 12.5% due to a 19.3% decrease in the average sales price per gallon.  Gallons sold increased 8.5% over the same comparable periods.  Easter occurred in the second quarter of the current fiscal year, but did not occur until the third quarter of the prior fiscal year.  Excluding gasoline sales and the effect of extra Easter sales, total grocery comparable store sales increased 1.6% over the comparative fiscal second quarters.  Comparing the second quarters of fiscal year 2016 and 2015 (and excluding gasoline), the number of customer transactions increased 1.6% and the average transaction size increased 1.3%.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Grocery	$351,123	$348,269
Non-foods	198,158	185,428
Perishables	248,343	241,002
Gasoline	92,187	105,139
Total retail	$889,811	$879,838

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail sales for the quarter ended March 26, 2016 are summarized as follows (in thousands):

Total retail sales for the three months ended March 28, 2015	$879,838
Comparable store sales decrease (including gasoline)	(4,247)
Effect of Easter in second quarter of fiscal 2016	7,084
Impact of stores opened in fiscal 2015 and 2016	14,143
Impact of stores closed in fiscal 2015	(7,017)
Other	10
Total retail sales for the three months ended March 26, 2016	$889,811

Gross Profit. Gross profit for the three-month period ended March 26, 2016 increased $10.0  million, or 4.6%, to $228.7  million, or 24.7%  of sales, compared with gross profit $218.7 million, or 23.9% of sales, for the three-month period ended March 28, 2015.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 23 basis points comparing the second quarter of fiscal 2016 compared with the same fiscal 2015 period.  Gasoline gross profit dollars were higher for the quarter ended March 26, 2016 compared with the quarter ended March 28, 2015.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $10.5  million, or 5.7%, to $196.1  million for the three months ended March 26, 2016, from $185.6 million for the three months ended March 28, 2015.  As a percentage of sales, operating and administrative expenses were 21.2%  for the three months ended March 26, 2016 compared with 20.2% for the three months ended March 28, 2015.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.4% of sales for the second fiscal 2016 quarter and 22.7% for the second fiscal 2015 quarter.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$6.2	0.67%
Repairs and maintenance	$1.2	0.13%
Advertising and promotion	$1.1	0.12%
Bank charges	$0.9	0.10%
Insurance	$0.4	0.04%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate in-store merchandising changes.

Repairs and maintenance increased due to more sophisticated equipment in our stores and to a higher level of building maintenance.

Advertising and promotion increased from expanded print and television investments and in response to the current competitive environment.

Bank charges increased due to higher volume and per transaction costs of credit and debit card transactions.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Interest Expense. Interest expense decreased $0.4 million for the three-month period ended March 26, 2016 to $11.2 million from $11.6 million for the three-month period ended March 28, 2015.  The decrease is attributable to lower total debt.  Total debt at March 2016 was $907.7 million compared with $928.5 million at March 2015.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.0% for the quarter ended March 26, 2016 compared with 36.8% for the quarter ended March 28, 2015.

Net Income. Net income totaled $14.4 million for the three-month period ended March 26, 2016 compared with $14.3 million for the three-month period ended March 28, 2015.   Net income, as a percentage of sales, was 1.6%  each for the quarters ended March 26, 2016 and March 28, 2015.  Basic and diluted earnings per share for Class A Common Stock were $0.73 and $0.71,  respectively, for the quarter ended March 26, 2016 compared to $0.72 and $0.71, respectively, for the quarter ended March 28, 2015.  Basic and diluted earnings per share for Class B Common Stock were each $0.66 for the quarters ended March 26, 2016 and March 28, 2015.

Six Months Ended March 26, 2016 Compared to the Six Months Ended March 28, 2015

Net income for the first half of fiscal 2016 totaled $27.3  million compared with net income of $29.3 million earned for the comparable fiscal 2015 period.  Dollar sales (excluding gasoline) increased but gasoline gross profit dollars decreased significantly comparing the six month fiscal 2016 and fiscal 2015 periods.  Operating expenses increased to support sales growth and merchandising changes.

Net Sales. Net sales totaled $1.88 billion for each of the six month periods ended March 26, 2016 and March 28, 2015.  Decreases in retail gasoline prices and sales dollars were offset by sales increases in other areas.  Excluding gasoline, total sales increased 2.3% over the comparative six month 2016 and 2015 periods.

Grocery segment comparable store sales, excluding the effect of gasoline and extra Easter sales increased 1.5%.  The number of customer transactions (excluding gasoline) increased 1.2%, and the average transaction size (excluding gasoline) increased by 1.5%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 26,	March 28,
	2016	2015
Grocery	$709,585	$706,585
Non-foods	401,026	375,576
Perishables	495,227	480,613
Gasoline	200,704	243,066
Total retail	$1,806,542	$1,805,840

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the six months ended March 26, 2016 are summarized as follows (in thousands):

Total retail sales for the six months ended March 28, 2015	$1,805,840
Comparable store sales decrease (including gasoline)	(17,301)
Effect of Easter in second quarter of fiscal 2016	7,084
Impact of stores opened in fiscal 2015 and 2016	25,261
Impact of stores closed in fiscal 2015	(14,237)
Other	(105)
Total retail sales for the six months ended March 26, 2016	$1,806,542

Sales growth for the remainder of fiscal 2016 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to a recently opened new store, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales and gross profit at a lower cost compared with the construction cost of adding additional square footage.

Gross Profit. Gross profit for the six months ended March 26, 2016 increased $11.3  million, or 2.5%, to $454.4  million compared with $443.1 million, for the six months ended March 28, 2015.   As a percent of sales, gross profit was 24.2% for the six months ended March 26, 2016 compared with 23.6% for the six months ended March 28, 2015.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 8  basis points comparing the first half of fiscal 2016 compared with the same fiscal 2015 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $17.6  million to $390.2  million for the six months ended March 26, 2016, from $372.6  million for the six months ended March 28, 2015.   As a percentage of sales, operating and administrative expenses were 20.8% for the six-month period ended March 26, 2016 compared with 19.8% for the six-month period ended March 28, 2015.   Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.1% of sales for the fiscal 2016 six month period compared with 22.6% for the first six months of fiscal 2015.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$10.5	0.56%
Repairs and maintenance	$2.5	0.13%
Advertising and promotion	$2.1	0.11%
Insurance	$1.3	0.07%
Bank charges	$1.0	0.05%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate in-store merchandising changes.

Repairs and maintenance increased due to more sophisticated equipment in our stores and to a higher level of building maintenance.

Advertising and promotion increased from expanded print and television investments and in response to the current competitive environment.

Insurance expense increased due to higher claims under the Company’s self-insurance programs.

Bank charges increased due to higher volume and per transaction costs of credit and debit card transactions.

Interest Expense. Interest expense decreased 1.7% to $23.2 million for the six-month period ended March 26, 2016 compared with  $23.6  million for the six-month period ended March 28, 2015.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 36.0 % for the six-month period ended March 26, 2016 compared to 39.7% for the six-month period ended March 28, 2015.  The lower effective tax rate for the fiscal 2016 six-month period is attributable to certain non-recurring discrete items that occurred during the fiscal 2015 six-month period.

Net Income. Net income totaled $27.3 million for the six-month period ended March 26, 2016 compared with $29.3 million for the six-month period ended March 28, 2015.   Net income, as a percentage of sales, was 1.5%  for the six months ended March 26, 2016 compared with 1.6% for the six months ended March 28, 2015.  Basic and diluted earnings per share for Class A Common Stock were $1.39 and $1.35,  respectively, for the six months ended March 26, 2016 compared to $1.49 and $1.45, respectively, for the six months ended March 28, 2015.  Basic and diluted earnings per share for Class B Common Stock were each $1.26 for the six months ended March 26, 2016 compared to $1.36 of basic and diluted earnings per share for the six months ended March 28, 2015.

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

Capital expenditures totaled $71.2 million for the six-month period ended March 26, 2016.  These capital expenditures focused on  construction of stores scheduled to open later in fiscal 2016, site acquisition,  and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2016 include investments of approximately $120 to $145 million. The majority of the Company’s fiscal 2016 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2016 or 2017 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 26, 2016 totaled $13.9 million.

Liquidity

The Company generated net cash from operations of $57.6 million for the six months ended March 26, 2016 compared with $58.9 million for the comparable 2015 period. Most of the change is attributable to decreased net income over the comparative six-month periods.

Cash used by investing activities for the six-month period ended March 26, 2016 totaled $70.6 million, compared with $43.6 million for the comparable 2015 period.  Capital expenditures are higher in the current fiscal year period due to a larger number of new buildings and store remodel projects.

Cash provided by financing activities during the six-month period ended March 26, 2016 totaled $14.5 million compared with cash used of $15.2 million for the comparable 2015 period.  During the current fiscal year, short-term borrowing increased to support higher inventory and capital expenditures.  Other primary financing activities in the current fiscal year were net long-term debt repayments of $8.6 million and dividends of $6.5 million.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 2015 to June 2018 and modified certain interest rate options and covenants.  At March 26, 2016, the Company had $30.0 million outstanding under the Line.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at March 26, 2016.  The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space located in Buncombe County, North Carolina.  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until January 2018, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.

In connection with the offering of the Notes, the Company extended the maturity date of the Covenant Agreement from January 2018 to June 2021 and modified certain interest rate options and covenants.  The Company may redeem the Bonds without penalty or premium at any time prior to June 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 26, 2016, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $361 million of additional borrowings (including borrowings under the Line) as of March 26, 2016.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the Line and long-term financing.  The Company believes, based on its current results of operations and financial condition, that its financial resources, including the Line, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings.  However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

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

	Six Months Ended
	March 26,	March 28,
	2016	2015
All items	0.0%	(0.8)%
Food and beverages	0.0%	0.6%
Energy	(1.7)%	(17.6)%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 26, 2016, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2015. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 26, 2016.

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

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 5, 2016	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 5, 2016	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer