Form 10-Q
period 2016-06-25
INGLES MARKETS INC
filed 2016-08-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

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

As of August 1, 2016, the Registrant had 13,958,976 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,300,800 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 25, 2016 and September 26, 2015	3

Condensed Consolidated Statements of Income for the
Three Months Ended June 25, 2016 and June 27, 2015	4
Nine Months Ended June 25, 2016 and June 27, 2015	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 25, 2016 and June 27, 2015	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 25, 2016 and June 27, 2015	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II — Other Information

Item 6. Exhibits	23

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25,	September 26,
	2016	2015
ASSETS
Current Assets:
Cash and cash equivalents	$5,435,005	$7,505,040
Receivables - net	72,508,673	66,284,163
Inventories	341,846,076	338,644,128
Other current assets	10,087,625	11,313,152
Total Current Assets	429,877,379	423,746,483
Property and Equipment – Net	1,240,948,398	1,211,458,393
Other Assets	18,860,126	19,623,349
Total Assets	$1,689,685,903	$1,654,828,225

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,683,589	$11,367,710
Accounts payable - trade	162,085,483	166,039,952
Accrued expenses and current portion of other long-term liabilities	62,449,995	74,552,234
Total Current Liabilities	235,219,067	251,959,896
Deferred Income Taxes	71,965,000	64,643,000
Long-Term Debt	887,556,544	874,685,817
Other Long-Term Liabilities	35,704,658	34,561,112
Total Liabilities	1,230,445,269	1,225,849,825
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,948,901 shares issued and outstanding June 25, 2016; 13,924,651 shares issued and outstanding at September 26, 2015	697,445	696,233
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,310,875 shares issued and outstanding June 25, 2016; 6,335,125 shares issued and outstanding at September 26, 2015	315,544	316,756
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	445,916,396	415,654,162
Total Stockholders’ Equity	459,240,634	428,978,400
Total Liabilities and Stockholders’ Equity	$1,689,685,903	$1,654,828,225

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 25,	June 27,
	2016	2015

Net sales	$957,177,645	$945,974,494
Cost of goods sold	724,323,504	723,810,548
Gross profit	232,854,141	222,163,946
Operating and administrative expenses	199,433,998	190,730,349
Loss from sale or disposal of assets	(1,555,179)	(318,664)
Income from operations	31,864,964	31,114,933
Other income, net	512,356	522,876
Interest expense	11,190,865	10,583,124
Income before income taxes	21,186,455	21,054,685
Income tax expense	8,518,000	7,278,000
Net income	$12,668,455	$13,776,685

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.64	$0.70
Diluted earnings per common share	$0.63	$0.68
Class B Common Stock
Basic earnings per common share	$0.59	$0.63
Diluted earnings per common share	$0.59	$0.63
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 25,	June 27,
	2016	2015

Net sales	$2,832,603,557	$2,825,806,017
Cost of goods sold	2,145,391,994	2,160,558,522
Gross profit	687,211,563	665,247,495
Operating and administrative expenses	589,654,137	563,287,200
(Loss) gain from sale or disposal of assets	(934,039)	320,340
Income from operations	96,623,387	102,280,635
Other income, net	1,652,297	1,649,603
Interest expense	34,393,394	34,184,004
Income before income taxes	63,882,290	69,746,234
Income tax expense	23,876,000	26,629,000
Net income	$40,006,290	$43,117,234

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.03	$2.19
Diluted earnings per common share	$1.98	$2.13
Class B Common Stock
Basic earnings per common share	$1.85	$1.99
Diluted earnings per common share	$1.85	$1.99
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 25,  2016 AND JUNE 27,  2015

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	43,117,234	43,117,234
Cash dividends	—	—	—	—	—	(9,730,709)	(9,730,709)
Common stock conversions	273,118	13,656	(273,118)	(13,656)	—	—	—
Balance, June 27, 2015	13,813,451	$690,673	6,446,325	$322,316	$12,311,249	$402,664,454	$415,988,692
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	40,006,290	40,006,290
Cash dividends	—	—	—	—	—	(9,744,056)	(9,744,056)
Common stock conversions	24,250	1,212	(24,250)	(1,212)	—	—	—
Balance, June 25, 2016	13,948,901	$697,445	6,310,875	$315,546	$12,311,249	$445,916,396	$459,240,634

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 25,	June 27,
	2016	2015
Cash Flows from Operating Activities:
Net income	$40,006,290	$43,117,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	79,343,688	76,745,947
Loss (gain) from sale or disposal of assets	934,039	(320,340)
Receipt of advance payments on purchases contracts	3,195,887	3,560,751
Recognition of advance payments on purchases contracts	(2,454,998)	(3,222,415)
Deferred income taxes	7,322,000	3,178,000
Changes in operating assets and liabilities:
Receivables	(6,224,510)	(6,253,362)
Inventory	(3,201,948)	(5,397,552)
Other assets	1,988,751	(3,183,166)
Accounts payable and accrued expenses	(17,322,748)	(7,073,839)
Net Cash Provided by Operating Activities	103,586,451	101,151,258
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	686,480	1,224,645
Capital expenditures	(107,823,914)	(73,524,173)
Net Cash Used by Investing Activities	(107,137,434)	(72,299,528)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	577,982,521	579,129,600
Payments on short-term borrowings	(556,186,709)	(587,750,633)
Principal payments on long-term borrowings	(10,570,808)	(10,470,370)
Dividends paid	(9,744,056)	(9,730,709)
Net Cash Provided (Used) by Financing Activities	1,480,948	(28,822,112)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,070,035)	29,618
Cash and cash equivalents at beginning of period	7,505,040	8,613,628
Cash and Cash Equivalents at End of Period	$5,435,005	$8,643,246

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 25,  2016 and June 27,  2015

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 25,  2016, the results of operations for the three-month and nine-month periods ended June 25,  2016 and June 27,  2015, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 25,  2016 and June 27,  2015. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26,  2015 filed by the Company under the Securities Exchange Act of 1934 on December 10, 2015.

The results of operations for the three-month and nine-month periods ended June 25,  2016 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 retrospectively during the quarter ended December 26, 2015.  As a result, $8.3 million and $9.3 million of debt issuance costs were recorded as a reduction of total debt at June 25, 2016 and September 26, 2015, respectively.

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-07 simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 retrospectively during the quarter ended December 26, 2015.  As a result, $7.3 million of deferred tax assets were recorded as a reduction of the caption “Deferred Income Taxes” in the Condensed Consolidated Balance Sheets at June 25, 2016 and September 26, 2015.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $540,000 at June 25, 2016 and $400,000 at September 26, 2015.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

Income tax expense as a percentage of pre-tax income was 37.4% for the nine-month period ended June 25, 2016 compared to 38.2% for the nine-month period ended June 27, 2015.  The lower effective tax rate for the fiscal 2016 nine-month period is attributable to certain non-recurring discrete items that occurred during the fiscal 2015 nine-month period.

The Company had approximately $4.4 million of refundable income taxes included in the caption “Other current assets” in the Condensed Consolidated Balance Sheets at June 25, 2016.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property. These regulations were effective for the Company’s fiscal year ending September 26, 2015 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position for the three and nine month periods ended June 25, 2016 and June 27, 2015.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 25,	September 26,
	2016	2015
Property, payroll and other taxes payable	$15,640,075	$17,882,565
Salaries, wages and bonuses payable	26,042,084	26,336,530
Self-insurance liabilities	13,940,748	14,724,793
Interest payable	2,568,031	12,623,691
Other	4,259,057	2,984,655
	$62,449,995	$74,552,234

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance liabilities totaled $35.7 million and $36.3 million at June 25, 2016 and September 26, 2015, respectively.  Of this amount, $13.9 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 25, 2016.   At September 26, 2015, $14.7 million is accounted for as a current liability and $21.6 million as a long-term liability, which is inclusive of $4.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at September 26, 2015.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.7 million and $9.6 million for the three-month periods ended June 25, 2016 and June 27, 2015, respectively. For the nine-month periods ended June 25, 2016 and June 27, 2015, employee insurance expense, net of employee contributions, totaled $26.8 million and $26.0 million, respectively.

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

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million line of credit (the “Line”) from December 2015 to June 2018 and modified certain interest rate options and covenants.  Outstanding borrowings under the Line totaled $22.3 million at June 25, 2016.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at June 25, 2016.  The Company is not required to maintain compensating balances in connection with the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at June 25, 2016.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 14, 2016 to stockholders of record on April 7, 2016.

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

The Company calculates earnings per share using the two-class method in accordance with FASB Accounting Standards Codification ("FASB ASC”) Topic 260.

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

	Three Months Ended		Nine Months Ended
	June 25, 2016		June 25, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,973,689	$3,694,766	$28,317,738	$11,688,552
Conversion of Class B to Class A shares	3,694,766	—	11,688,552	—
Net income allocated, diluted	$12,668,455	$3,694,766	$40,006,290	$11,688,552

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,944,818	6,314,958	13,932,356	6,327,420
Conversion of Class B to Class A shares	6,314,958	—	6,327,420	—
Weighted average shares outstanding, diluted	20,259,776	6,314,958	20,259,776	6,327,420

Earnings per share
Basic	$0.64	$0.59	$2.03	$1.85
Diluted	$0.63	$0.59	$1.98	$1.85

The per share amounts for the third quarter of fiscal 2015 and the nine months ended June 27, 2015 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 27, 2015		June 27, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,646,468	$4,130,217	$29,934,820	$13,182,414
Conversion of Class B to Class A shares	4,130,217	—	13,182,414	—
Net income allocated, diluted	$13,776,685	$4,130,217	$43,117,234	$13,182,414

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,777,019	6,482,757	13,657,699	6,602,077
Conversion of Class B to Class A shares	6,482,757	—	6,602,077	—
Weighted average shares outstanding, diluted	20,259,776	6,482,757	20,259,776	6,602,077

Earnings per share
Basic	$0.70	$0.63	$2.19	$1.99
Diluted	$0.68	$0.63	$2.13	$1.99

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Revenues from unaffiliated customers:
Retail	$922,751	$911,698	$2,729,293	$2,717,538
Other	34,427	34,276	103,311	108,268
Total revenues from unaffiliated customers	$957,178	$945,974	$2,832,604	$2,825,806

Income from operations:
Retail	$28,031	$27,686	$84,669	$92,261
Other	3,834	3,429	11,954	10,020
Total income from operations	$31,865	$31,115	$96,623	$102,281

	June 25,	September 26,
	2016	2015
Assets:
Retail	$1,558,365	$1,525,682
Other	132,874	131,484
Elimination of intercompany receivable	(1,553)	(2,338)
Total assets	$1,689,686	$1,654,828

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Grocery	$337,030	$335,974	$1,046,616	$1,042,559
Non-foods	207,575	195,484	608,601	571,059
Perishables	257,799	250,895	753,027	731,507
Gasoline	120,347	129,345	321,049	372,413
Total retail	$922,751	$911,698	$2,729,293	$2,717,538

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 25, 2016 and June 27, 2015, respectively, the fluid dairy operation had $10.1 million and $11.1 million in sales to the grocery sales operation. The fluid dairy operation had $32.4 million and $38.1 million in sales to the grocery sales operation for the nine-month periods ended June 25, 2016 and June 27, 2015, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 25, 2016 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$701,750	Level 2
Facility Bonds	86,150	86,150	Level 2
Secured notes payable and other	89,834	89,838	Level 2
Line of credit payable	22,256	22,256	Level 2
Total debt	$898,240	$899,994

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. NONQUALIFIED INVESTMENT PLAN

The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Participant retirement account balances are liabilities of the Company.  Assets of the plan are assets of the Company and are held in trust for employees and distributed upon retirement, death, disability, in-service distributions, or other termination of employment.  In accordance with the trust, the Company may not use these assets for general corporate purposes.  During the nine months ended June 25, 2016 and June 27, 2015, the Company invested a portion of the proceeds of liquidated life insurance policy assets in marketable securities.  These marketable securities have been liquidated and invested in other life insurance policies.  Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Condensed Consolidated Balance Sheets.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (71), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 25,  2016, the Company operated 99 in-store pharmacies and 93 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 25% of its products to the retail grocery operation and approximately 75% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 25, 2016 the Company’s self-insurance liabilities totaled $35.7 million.  Of this amount, $13.9 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 25, 2016.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the nine-month period ended June 25, 2016.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.5 million and $28.7 million for the fiscal quarters ended June 25, 2016 and June 27, 2015, respectively.  For the nine-month periods ended June 25, 2016 and June 27, 2015, vendor allowances applied as a reduction of merchandise costs totaled $88.0 million and $88.3 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.4 million for each of the fiscal quarters ended June 25, 2016 and June 27, 2015.  For the nine-month periods ended June 25, 2016 and June 27, 2015, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.2 million and $10.9 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 25, 2016 and June 27, 2015.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.    Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 25, 2016 and June 27, 2015, comparable store sales include 199 and 200 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.3%	23.5%	24.3%	23.5%
Operating and administrative expenses	20.8%	20.2%	20.8%	19.9%
Loss from sale or disposal of assets	(0.2)%	—%	(0.1)%	—%
Income from operations	3.3%	3.3%	3.4%	3.6%
Other income, net	0.1%	0.1%	—%	—%
Interest expense	1.2%	1.1%	1.2%	1.2%
Income tax expense	0.9%	0.8%	0.8%	0.9%
Net income	1.3%	1.5%	1.4%	1.5%

Three Months Ended June 25,  2016 Compared to the Three Months Ended June 27,  2015

Net income for the third quarter of fiscal 2016 totaled $12.7 million compared with $13.8 million for the third quarter of fiscal 2015.  Comparing the two third quarters, fiscal 2016 had higher sales and gross profit that were offset by higher expenses, taxes and the demolition of properties that will be redeveloped into larger stores.

Net Sales. Net sales increased by $11.2 million, or 1.2% to $957.2 million for the three months ended June 25, 2016 from $946.0 million for the three months ended June 27, 2015.  Lower gasoline sales were offset by higher sales in other products.  Comparing the third quarter of fiscal 2016 with the third quarter of fiscal 2015, gasoline sales dollars decreased 6.8% due to a 14.4% decrease in the average sales price per gallon.  Gallons sold increased 8.9% over the same comparable periods.  Easter occurred in the second quarter of the current fiscal year, but did not occur until the third quarter of the prior fiscal year.  Excluding gasoline sales and the effect of extra Easter sales in last year’s third quarter, grocery comparable store sales increased 2.6% over the comparative fiscal third quarters.  Comparing the third quarters of fiscal year 2016 and 2015 (and excluding gasoline), the number of customer transactions increased 1.9% and the average transaction size increased 0.6%.

Ingles operated 201 stores at June 25, 2016 and at June 27, 2015. Retail square footage was approximately 11.1 million at June 25, 2016 and 11.0 million at June 27, 2015.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 25,	June 27,
	2016	2015
Grocery	$337,030	$335,974
Non-foods	207,575	195,484
Perishables	257,799	250,895
Gasoline	120,347	129,345
Total retail	$922,751	$911,698

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 25, 2016 are summarized as follows (dollars in thousands):

Total retail sales for the three months ended June 27, 2015	$911,698
Comparable store sales increase (including gasoline)	8,982
Effect of Easter in third quarter of fiscal 2015	(7,084)
Impact of stores opened in fiscal 2015 and 2016	16,175
Impact of stores closed in fiscal 2015 and 2016	(6,999)
Other	(21)
Total retail sales for the three months ended June 25, 2016	$922,751

Gross Profit. Gross profit for the three-month period ended June 25, 2016 increased $10.7 million, or 4.8%, to $232.9 million, or 24.3%  of sales, compared with  $222.2 million, or 23.5% of sales, for the three-month period ended June 27,  2015.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 39 basis points in the third quarter of fiscal 2016 compared with the same fiscal 2015 period.  Gasoline gross profit dollars were also higher for the quarter ended June 25, 2016 compared with the quarter ended June 27, 2015.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.7 million, or 4.6%, to $199.4 million for the three months ended June 25, 2016, from $190.7 million for the three months ended June 27,  2015.   As a percentage of sales, operating and administrative expenses were 20.8%  for the three months ended June 25,  2016 compared with 20.2% for the three months ended June 27,  2015.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.6% and 23.2% of sales for the third fiscal quarter of 2016 and 2015, respectively.

A breakdown of the major increases (decreases) in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$6.4	0.67%
Depreciation and amortization	$1.0	0.11%
Taxes and licenses	$0.9	0.09%
Bank charges	$0.8	0.08%
Insurance	$(1.3)	(0.13)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume.

Depreciation and amortization expense increased as a result of capital expenditures to improve the Company’s store base and distribution operations.

Taxes and licenses increased mostly from municipal taxes and licenses.

Bank charges increased due to higher volume and per transaction costs of credit and debit card transactions.

Insurance expense decreased due to lower claims under the Company’s self-insurance programs.

Loss from Sale or Disposal of Assets. Loss from Sale or Disposal of Assets was $1.6 million for the June 2016 quarter compared with a loss of $0.3 million for the June 2015 quarter. During the June 2016 quarter, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.

Interest Expense. Interest expense increased $0.6 million for the three-month period ended June 25, 2016 to $11.2 million from $10.6 million for the three-month period ended June 27, 2015.  Total debt at June 2016 was $898.2 million compared to $918.2 million at June 2015.

Income Taxes. Income tax expense as a percentage of pre-tax income was 40.2% for the June 2016 quarter , compared with 34.6% for the June 2015 quarter.  During the third quarter of each fiscal year, the Company reconciles estimated prior year tax expense to actual tax returns filed during the quarter.  This process increased tax expense during the current fiscal quarter and decreased it in last year’s third fiscal quarter.

Net Income. Net income totaled $12.7 million and $13.8 million for the three-month periods ended June 25, 2016 and June 27, 2015, respectively.  Basic and diluted earnings per share for Class A Common Stock were $0.64 and $0.63, respectfully for the June 2016 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.59 for the June 2016 quarter.  Basic and diluted earnings per share for Class A Common Stock were $0.70 and $0.68, respectfully for the June 2015 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.63 for the June 2015 quarter.

Nine Months Ended June 25,  2016 Compared to the Nine Months Ended June 27,  2015

Net income for the first nine months of fiscal 2016 totaled $40.0 million compared with net income of $43.1 million for the nine-month fiscal 2015 period.  Non-gas sales, gross profit and gross margin all increased, but expenses increased to a higher degree.

Net Sales.  Net sales totaled $2.83 billion for each of the nine month periods ended June 25, 2016 and June 27, 2015.  Decreases in retail gasoline prices and sales dollars were offset by increases in other areas.  Excluding gasoline, total sales increased 2.3% over the comparative nine month 2016 and 2015 periods.

Grocery segment comparable store sales, excluding the effect of gasoline increased 2.1%.  The number of customer transactions (excluding gasoline) increased 1.4%, while the average transaction size (excluding gasoline) increased by 1.2%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 25,	June 27,
	2016	2015
Grocery	$1,046,616	$1,042,559
Non-foods	608,601	571,059
Perishables	753,027	731,507
Gasoline	321,049	372,413
Total retail	$2,729,293	$2,717,538

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 25, 2016 can be summarized as follows (dollars in thousands):

Total retail sales for the nine months ended June 27, 2015	$2,717,538
Comparable store sales decrease (including gasoline)	(8,319)
Impact of stores opened in fiscal 2015 and 2016	41,436
Impact of stores closed in fiscal 2015 and 2016	(21,236)
Other	(126)
Total retail sales for the nine months ended June 25, 2016	$2,729,293

Sales growth for the remainder of fiscal 2016 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to recently opened new and remodeled stores, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales at a lower cost compared with construction cost of adding additional square footage.

Gross Profit. Gross profit for the nine months ended June 25, 2016 increased $22.0 million, or 3.3%, to $687.2 million compared with $665.2 million, for the nine months ended June 27, 2015.  As a percentage of sales, gross profit totaled 24.3% for the nine months ended June 25, 2016 and 23.5% for the nine months ended June 27, 2015.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 18 basis points in the first three quarters of fiscal 2016 compared with the same fiscal 2015 period.  Gasoline gross profit dollars were lower for the nine months ended June 25, 2016 compared with the nine months ended June 27, 2015.

Operating and Administrative Expenses. Operating and administrative expenses increased $26.4 million, or 4.7%, to $589.7 million for the nine months ended June 25, 2016, from $563.3 million for the nine months ended June 27, 2015.  As a percentage of sales, operating and administrative expenses were 20.8% for the June 2016 nine-month period compared with 19.9% for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.3% and 22.8% of sales for the nine-month fiscal 2016 and 2015 periods, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$16.9	0.60%
Repairs and maintenance	$2.9	0.10%
Advertising and promotion	$1.8	0.06%
Bank charges	$1.8	0.06%
Depreciation and amortization	$1.6	0.06%

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

Loss or gain from sale or disposal of assets.  Loss from Sale or Disposal of Assets was $0.9 million for the June 2016 nine month period compared with a gain of $0.3 million for the June 2015 nine month period. During the June 2016 quarter, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.

Interest Expense. Interest expense increased $0.2 million to $34.4 million for the nine months ended June 25, 2016 from $34.2  million for the nine months ended June 27, 2015.

Income Taxes. Income tax expense as a percentage of pre-tax income was 37.4%  in the June 2016 nine-month period compared to 38.2% in the June 2015 nine-month period.

Net Income. Net income totaled $40.0 million for the nine-month period ended June 25, 2016.  Basic and diluted earnings per share for Class A Common Stock were $2.03 and $1.98, respectively, for the June 2016 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.85 for the June 2016 nine-month period.  Net income totaled $43.1 million for the nine-month period ended June 27, 2015.  Basic and diluted earnings per share for Class A Common Stock were $2.19 and $2.13, respectively, for the June 2015 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.99 for the June 2015 nine-month period.

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

Capital expenditures totaled $107.8 million for the nine-month period ended June 25, 2016.  These capital expenditures focused on construction of stores that opened in 2016 or will open in fiscal 2017, the addition of fuel centers and smaller scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2016 include investments of approximately $120 to $145 million.  The majority of the Company’s fiscal 2016 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2017 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $5.8 million at June 25, 2016.

Liquidity

The Company generated net cash from operations of $103.6 million in the June 2016 nine-month period compared to $101.2 million for the comparable 2015 period.  There were no individually significant changes in components of cash from operations over the comparative nine-month periods.

Cash used by investing activities for the nine-month period ended June 25, 2016 totaled $107.1 million, compared with cash used of $72.3 million for the nine-month period ended June 27, 2015.  During the fiscal 2016 period, capital expenditures were higher than in the prior fiscal year period.

Cash provided by financing activities totaled $1.5 million for the nine months ended June 25, 2016 compared with a $28.8 million use of cash by financing activities for the nine months ended June 27, 2015.  The Company has borrowed more on its Line to finance a higher level of capital expenditures in the current fiscal year.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

In connection with the offering of the Notes, the Company extended the maturity date of its $175.0 million Line from December 2015 to June 2018 and modified certain interest rate options and covenants.  At June 25, 2016 the Company had $22.3 million borrowing outstanding under the Line.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at June 25, 2016.  The Company is not required to maintain compensating balances in connection with this Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the construction of  new warehouse and distribution space located in Buncombe County, North Carolina   The final maturity date of the Bonds is January 1, 2036.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 25, 2016, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $371 million of additional borrowings (including borrowings under the Line) as of June 25, 2016.

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

The Company expects to continue paying regular cash dividends on a quarterly basis.  However, the Board of Directors periodically reconsiders the declaration of dividends.  The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Notes, the Bonds, and the Line contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts.  Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended
	June 25,	June 27,
	2016	2015
All items	0.3%	(0.8)%
Food and beverages	0.0%	0.6%
Energy	2.0%	(17.6)%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 25, 2016, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2015.   After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 25, 2016.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 3, 2016	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 3, 2016	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer