Form 10-K
period 2016-09-24
INGLES MARKETS INC
filed 2016-12-16
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24,  2016

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

As of March 26, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 24, 2016, was approximately $497 million.  As of December 14, 2016, the registrant had 13,966,551 shares of Class A Common Stock outstanding and 6,293,225 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2017 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 24, 2016

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects,  plans and objectives of management, are forward‑looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation;
•	the Company’s ability to successfully implement our expansion and operating strategies;
•	pricing pressures and other competitive factors;
•	sudden or significant changes in the availability of gasoline and retail gasoline prices;
•	the maturation of new and expanded stores;
•	general concerns about food safety;
•	the Company’s ability to manage technology and data security;
•	the availability and terms of financing;
•	increases in costs, including food, utilities and other goods and services significant to the Company’s operations;
•	success or failure in the ownership and development of real estate;
•	changes in the laws and government regulations applicable to the Company;
•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 201 supermarkets in Georgia (71), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

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

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target market and modernize the appearance and layout of its existing stores.  The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring local organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items to provide a “one-stop” shopping experience.

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 62% of the goods the Company sells.  The remaining 38% is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 79%  of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 75% of its products to other retailers, food service distributors and grocery warehouses in 16 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns 155 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 18 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II.  In March 2016, James W. Lanning was named Chief Executive Officer and Mr. Ingle II retained his title of Chairman of the Board.  Mr. Ingle remains actively involved in the Company’s daily operations.

As of September 24, 2016, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 75% of the combined voting power and 29% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2016		2015		2014

Revenues from unaffiliated customers:
Grocery	$1,392.3		$1,387.2		$1,397.9
Non-foods	817.2		769.2		729.9
Perishables	1,011.7		981.2		937.4
Gasoline	435.6		498.2		618.1
Total retail	3,656.8	96.4%	3,635.8	96.2%	3,683.3	96.0%
Other	138.2	3.6%	142.8	3.8%	152.7	4.0%
	$3,795.0	100.0%	$3,778.6	100.0%	$3,836.0	100.0%
Income from operations:
Retail	$112.9	87.8%	$126.1	90.6%	$112.0	90.8%
Other	15.7	12.2%	13.1	9.4%	11.4	9.2%
	128.6	100.0%	139.2	100.0%	123.4	100.0%
Other income, net	2.3		2.3		3.0
Interest expense	46.3		47.0		46.6
Income before income taxes	$84.6		$94.5		$79.8

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 24, 2016, the Company operated 192 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2016	2015	2014	2016	2015	2014
North Carolina	70	71	71	41%	41%	40%
South Carolina	36	36	36	18%	18%	18%
Georgia	71	71	71	33%	33%	33%
Tennessee	21	20	21	8%	8%	9%
Virginia	2	2	2	—	—	—
Alabama	1	1	1	—	—	—
	201	201	202	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 24, 2016, the Company operated 99 pharmacies and 93 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2016	2015	2014	2013	2012
Weighted Average Sales Per Store (000’s) (1)	$18,107	$18,003	$18,267	$17,728	$17,623
Total Square Feet at End of Year (000’s)	11,117	11,049	11,063	11,076	11,015
Average Total Square Feet per Store	55,310	54,974	54,770	54,561	54,262
Average Square Feet of Selling Space per Store (2)	38,717	38,482	38,339	38,193	37,984
Weighted Average Sales per Square Foot of Selling Space (1) (2)	471	470	476	465	464

(1)

Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.  The decrease in weighted average sales per square foot of selling space following fiscal year 2014 is attributable to significantly lower gasoline prices.

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.   Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience.  The Company operates fuel stations at 93 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.

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

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to locally-sourced product and community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using traditional advertising vehicles including radio, television, direct mail and newspapers, as well as electronic and social media. The Ingles Advantage Card is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns.  The Ingles Advantage Card provides customers with special discounts throughout the Company’s stores and fuel stations.

Purchasing and Distribution

The Company currently supplies approximately 62% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

The remaining 38% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 176 tractors and 736 trailers that the Company operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty) and by providing freight services for Milkco and for independent third parties.

The Company receives product recall information from various subscription, government and vendor sources.  Upon receipt of recall information, the Company immediately contacts each of its stores to have the recalled product removed from the shelves, and disposes of the product as instructed.  The Company may also use social media to communicate product recall information to the public.  The Company has a policy of refunding and/or replacing any goods returned by customers.  The details of this policy are posted inside each of the Company’s stores.

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings.

The Company is focused primarily on developing owned stores. Management believes that owning stores provides the Company with flexible, lower all-in occupancy costs. The construction of new stores by independent contractors is closely monitored and controlled by the Company.

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its quality image merchandising strategy. The Company decides to complete a remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace. A remodel or expansion provides the quality of facilities and product offerings identical to that of a new store, capitalizing upon the existing customer base. The Company retains the existing customer base by keeping the store in operation during the entire remodeling process. The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location for its customers and is more economical.

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2016	2015	2014	2013	2012
Number of Stores:
Opened (1)	1	1	1	1	—
Closed (1)	1	2	2	1	—
Stores open at end of period	201	201	202	203	203
Size of Stores:
Less than 30,000 sq. ft.	15	15	15	15	15
30,000 up to 41,999 sq. ft.	38	39	39	39	40
42,000 up to 51,999 sq. ft.	23	24	25	26	26
At least 52,000 sq. ft.	125	123	123	123	122
Average store size (sq. ft.)	55,310	54,974	54,770	54,561	54,262

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America  N.V..), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers and by restaurants.

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

Employees and Labor Relations

At September 24, 2016, the Company had approximately 26,500 non-union employees, of which 92% were supermarket personnel. Approximately 64% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” –  December 9, 2025; “Laura Lynn” – March 13, 2024; “Harvest Farms” – August 5, 2024; and “The Ingles Advantage” – August 30, 2025.  Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.  The Company currently has three pending applications for additional trademarks or service marks.

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

The Company strives to employ sound environmental operating policies, including recycling packaging, recycling wooden pallets, and re-circulating some water used in its car washes.  The Company offers reusable shopping bags to its customers and will pack groceries in bags brought in by its customers.  The Company’s store modernization plans include energy efficient lighting and refrigeration equipment.

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

At September 24, 2016, the Company had total consolidated indebtedness for borrowed money of $876.5 million and $165.6 million available under a $175.0  million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

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

•

the Company may have a limited ability to obtain additional financing, if needed, to fund additional projects, working capital requirements, capital expenditures, debt service, general corporate or other obligations, and;

•	the Company may be placed at a competitive disadvantage to its competitors that are not as highly leveraged.

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 75% of the combined voting power of all classes of the Company’s capital stock as of September 24, 2016.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class

A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company’s continued success depends upon the availability and performance of the Company’s executive officers, including Robert P. Ingle II and James W. Lanning, who possess unique and extensive industry knowledge and experience. The loss of the services of any of the Company’s executive officers or other key employees could adversely affect the Company’s business.

Various aspects of the Company’s business are subject to federal, state and local laws and various operating regulations. The Company’s compliance with these regulations may require additional capital expenditures and could adversely affect the Company’s ability to conduct the Company’s business as planned.

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Safety and Health Administration.  Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for employees and on the cost of processing debit and credit card transactions.  Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

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

The Company could be significantly affected by requirements of the Affordable Care Act.  The enacted provisions of the Affordable Care Act did not have a significant impact on the Company’s financial statements for the three fiscal years ended September 24, 2016.

Energy and utility costs have been volatile in recent years, during which time the Company has expanded its store square footage.  The Company attempts to increase its energy efficiency during store construction and remodeling through the use of energy-saving equipment and construction.

The Company is subject to risks related to information systems and data security.

The Company’s business is dependent on information technology systems. These complex systems are an important part of ongoing operations.  If the Company were to experience disruption in these systems, did not maintain existing systems properly, or did not implement new systems appropriately, operations could suffer.

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

The Company operates fuel stations at 93 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 155 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant. The Company also owns 18 undeveloped sites which are suitable for a free-standing store or shopping center development.    The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.3 million square feet of leasable space, of which 3.3 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	18
50,000 – 100,000 square feet	28
More than 100,000 square feet	28
Total	74

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

Rental rates generally range from $2.82 to $7.68 per square foot. During fiscal 2016,  2015 and 2014, the Company paid a total of $12.7 million, $13.1 million and $13.5 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 24, 2016, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2016-2029	7
2030-2044	1
2045 or after	38

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

As of December 14, 2016, there were approximately 451 holders of record of the Company’s Class A Common Stock and 130 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2016 Fiscal Year	High	Low
First Quarter (ended December 26, 2015)	$56.43	$42.20
Second Quarter (ended March 26, 2016)	$44.08	$32.14
Third Quarter (ended June 25, 2016)	$40.90	$33.68
Fourth Quarter (ended September 24, 2016)	$40.54	$36.41

2015 Fiscal Year	High	Low
First Quarter (ended December 27, 2014)	$35.80	$23.41
Second Quarter (ended March 28, 2015)	$50.49	$36.90
Third Quarter (ended June 27, 2015)	$53.90	$40.87
Fourth Quarter (ended September 26, 2015)	$55.90	$44.34

On December 14, 2016, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $47.50 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 32 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2016 and fiscal 2015, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 14, 2016 to common stockholders of record on October 6, 2016.  For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business.  The 2016 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., Village Super Market, Inc., and Whole Foods Market, Inc. The 2015 peer group consists of the following companies: Koninklijke Ahold N.V., Delhaize S.A., Weis Markets, Inc., The Kroger Co., Supervalu Inc., The Fresh Market Inc., Roundy’s Supermarkets Inc., and Whole Foods Market, Inc.

The comparisons cover the five-years ended September 24, 2016 and assume that $100 was invested after the close of the market on September 24, 2011, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2012	2013	2014	2015	2016
Ingles Markets, Incorporated Class A Common Stock	$120.77	$225.46	$195.67	$367.29	$324.95
S&P 500 Comprehensive – Last Trading Day Index	$130.20	$155.39	$186.05	$184.91	$213.44
2014 Peer Group	$121.59	$179.36	$173.97	$206.43	$203.29
2015 Peer Group	$121.70	$179.17	$166.45	$192.37	$189.79

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 24, 2011.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2016	2015	2014	2013(1)	2012
Net Sales	$3,794,977	$3,778,644	$3,835,986	$3,738,540	$3,718,315
Net Income	54,189	59,353	51,426	20,796	43,444
Diluted Earnings per Common Share
Class A	$2.68	$2.93	$2.28	$0.87	$1.79
Class B	2.50	2.74	2.14	0.85	1.70
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$1.32	$0.66
Class B	0.60	0.60	0.60	1.20	0.60

(1) Fiscal 2013 net income and diluted earnings per share reduced by $43.1 million ($26.2 million net of tax) of debt extinguishment costs.

	Selected Balance Sheet Data at September
	(in thousands)
	2016	2015 (2)	2014 (2)	2013 (2)	2012 (2)
Current Assets	$418,487	$423,746	$405,009	$425,965	$411,612
Property and Equipment, net	1,247,882	1,211,458	1,218,607	1,212,132	1,197,138
Total Assets	1,686,478	1,654,828	1,638,757	1,650,383	1,620,817
Current Liabilities, including Current Portion of Long-Term Debt	241,605	251,960	249,462	250,011	304,345
Long-Term Liabilities, net of Current Portion (1)	903,249	909,247	944,274	910,962	787,723
Stockholders’ Equity	470,176	428,978	382,602	410,639	457,413

(1)	Excludes long-term deferred income tax liability.
(2)	Restated to reflect retrospective adoption of new accounting pronouncement affecting debt issuance costs and deferred tax assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates  201 supermarkets in Georgia (71), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 24, 2016, the Company operated 99 in-store pharmacies and 93 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 25% of its products to the retail grocery segment and approximately 75% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefit.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self-insurance reserves totaled $35.9 million and $36.3 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2016 and September 26, 2015, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.8 million and $4.9 million at September 24,  2016 and September 26, 2015, respectively.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $115.8 million, $115.8 million and $126.7 million for the fiscal years ended September 24,  2016, September 26,  2015 and September 27,  2014, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.5 million, $14.3 million, and $14.8 million for the fiscal years ended September 24,  2016, September 26,  2015 and September 27,  2014, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 24,  2016, September 26,  2015 and September 27,  2014,  each consisted of 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 24,  2016 and September 26,  2015 comparable store sales include 199 stores each. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was insignificant for the fiscal years ended September 24,  2016 and September 26,  2015, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Gross profit	24.4	23.6	22.0
Operating and administrative expenses	21.0	20.0	18.8
Gain from sale or disposal of assets	—	0.1	—
Income from operations	3.4	3.7	3.2
Other income, net	—	0.1	0.1
Interest expense	1.2	1.2	1.2
Income before income taxes	2.2	2.5	2.1
Income taxes	0.8	0.9	0.8
Net income	1.4	1.6	1.3

Fiscal Year Ended September 24,  2016 Compared to the Fiscal Year Ended September 26,  2015

Net income for the fiscal year ended September 24,  2016 was $54.2 million, a decrease of 8.7%  over net income of  $59.4 million for the fiscal year ended September 26,  2015.  Increased sales and gross profit were offset by larger increases in operating expenses.  Personnel expenses increased due to a tightening labor market and expanded product offerings that carried a comparatively larger labor cost component.  Expansion and modernization of the Company’s store base accelerated in 2016, which also impacted labor and equipment costs.

Net Sales. Net sales for the fiscal year ended September 24, 2016 totaled $3.79 billion, compared with $3.78 billion for the fiscal year ended September 26,  2015.

Comparable store sales excluding gasoline increased 2.0%.  The number of customer transactions (excluding gasoline) increased 1.5%, while the average transaction size (excluding gasoline) increased 1.1%.  Comparing fiscal 2016 with fiscal 2015, gasoline gallons sold increased, per gallon prices were down 13%  and gasoline gross profit was slightly lower.

Sales by product category for the fiscal years ended September 24,  2016 and September 26,  2015, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2016	2015
Grocery	$1,392,311	$1,387,195
Non-foods	817,161	769,168
Perishables	1,011,749	981,221
Gasoline	435,578	498,220
Total retail grocery	$3,656,799	$3,635,804

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 24,  2016 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 26, 2015	$3,635,804
Comparable store sales decrease	(8,599)
Impact of stores closed in fiscal 2016 and 2015	(26,603)
Sales growth stores opened fiscal 2016 and 2015	56,336
Other	(139)
Total retail grocery sales for the fiscal year ended September 24, 2016	$3,656,799

During fiscal 2016 and 2015, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores.  These improvements along with effective promotions and cost competitiveness drove increased sales in fiscal 2016.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

The Company expects non-gasoline sales will be higher in the 2017 fiscal year compared with fiscal 2016.  The Company anticipates adding one or more new stores in fiscal 2017 and expects to benefit from recent interior improvements to a number of existing stores.  Fiscal 2017 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices and general economic conditions.

Gross Profit. Gross profit for the year ended September 24, 2016 increased $31.1 million, or 3.5%, to $924.4 million compared with $893.3 million for the year ended September 26,  2015. As a percentage of sales, gross profit totaled 24.4%  for the year ended September 24,  2016 and 23.6% for the year ended September 26,  2015.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 16 basis points in fiscal 2016 compared with fiscal 2015.  The gross margin increase was broad based across most products, except for gasoline.  The mix of grocery sales in favor of higher margin products also has a positive impact on gross profit and gross margin.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $38.3 million, or 5.1%, to $794.6 million for the year ended September 24,  2016, from $756.3 million for the year ended September 26,  2015. As a percentage of sales, operating and administrative expenses were 21.0%  for the fiscal year ended September 24,  2016 and 20.0% for the fiscal year ended September 26,  2015.   Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 23.5%  for fiscal 2016 compared with 22.9% for fiscal 2015.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$24.7	0.65%
Repairs and maintenance	$4.0	0.10%
Bank charges	$2.7	0.07%
Depreciation and amortization	$1.9	0.05%
Taxes and licenses	$1.4	0.04%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and changes to the sales mix.    In general the labor market in the Company’s market area has become more competitive.

Repair and maintenance expenses increased due to increases in the amount and complexity of equipment in the Company’s stores to support new products offered, increase energy efficiency and to improve the customer shopping experience.

Bank charges have increased as more sales transactions are being settled with debit and credit cards, and the per transaction card costs have increased.

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

Loss or gain from Sale or Disposal of Assets. Loss from sale or disposal of assets totaled $1.2 million for fiscal 2016 compared with gains of $2.2 million for fiscal 2015.  During fiscal 2016, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.  During fiscal 2015, the Company sold outparcels and wrote off buildings demolished in advance of rebuilding new store buildings in a future period.  None of these transactions were individually significant.

Other Income, Net. Other income, net totaled $2.4 million and $2.3 million for the fiscal years ended September 24,  2016 and September 26,  2015, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense decreased $0.7 million for the year ended September 24,  2016 to $46.3 million from $47.0 million for the year ended September 26,  2015.  Total debt was $876.5 million at the end of fiscal 2016 compared with $886.1 million at the end of fiscal 2015.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.0%  for the 2016 fiscal year compared with 37.2% for the 2015 fiscal year.  The decrease in the effective tax rate is primarily attributable to certain fiscal year 2015 discrete items which are not expected to recur in future periods.

Net Income. Net income totaled $54.2 million for the fiscal year ended September 24,  2016 compared with net income of $59.4 million for the fiscal year ended September 26,  2015.  Basic and diluted earnings per share for Class A Common Stock were $2.75 and $2.68,  respectively, for the fiscal year ended September 24,  2016 compared with $3.02 and $2.93, respectively, for the fiscal year ended September 26,  2015.    Basic and diluted earnings per share for Class B Common Stock were each $2.50 for the fiscal year ended September 24,  2016 compared with $2.74 of basic and diluted earnings per share for the fiscal year ended September 26,  2015.

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

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 26, 2015 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 27, 2014	$3,683,353
Comparable store sales decrease	(64,334)
Impact of stores closed in fiscal 2015 and 2014	(8,925)
Sales growth stores opened fiscal 2015 and 2014	25,968
Other	(258)
Total retail grocery sales for the fiscal year ended September 26, 2015	$3,635,804

During fiscal 2015 and 2014, the Company devoted the majority of its grocery segment capital expenditures to improvements in the configuration and appearance of a number of its stores.  These improvements along with effective promotions and cost competitiveness drove increased non-gas sales in fiscal 2015.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributed to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

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

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume. Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 18 basis points in fiscal 2015 compared with fiscal 2014.  The gross margin increase was broad based across most products, except for gasoline.  The mix of grocery sales in favor of higher margin products also has a positive impact on gross profit and gross margin.

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

Interest Expense. Interest expense increased $0.4 million for the year ended September 26, 2015 to $47.0 million from $46.6 million for the year ended September 27, 2014.  Total debt was $886.1 million at the end of fiscal 2015 compared with $926.7 million at the end of fiscal 2014.

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

Capital expenditures totaled $137.6 million and $104.1 million for fiscal 2016 and 2015, respectively.  Major capital expenditures include the following:

	2016	2015
New stores	1	1
Store sites/land parcels purchased	2	0
Fuel stations added	5	5

(including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.     In addition to the activity in the table above, during fiscal 2016, the Company significantly expanded two existing stores.  Just after the end of the fiscal year, the Company opened a rebuilt store on the same land site as a previously demolished store building.

Ingles’ capital expenditure plans for fiscal 2017 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2017 capital expenditures will be dedicated to continued improvement of its store base and will include construction of one or more new/remodeled stores.  Fiscal 2017 capital expenditures will also include investments in stores expected to open in fiscal 2018 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $999 million, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 24,  2016 totaled $10.9 million.

Liquidity

The Company generated $159.0 million of cash from operations in fiscal 2016 compared with $153.5 million for fiscal 2015.  Net income was lower in fiscal 2016 compared with fiscal 2015 but non-cash depreciation and deferred taxes were higher, resulting in an increase in net cash from operations.

Cash used by investing activities for fiscal 2016 totaled $136.9 million compared with $99.7 million for fiscal 2015.  The Company’s most significant investing activity is capital expenditures.  Comparing fiscal year 2016 with fiscal year 2015, capital expenditures were higher and proceeds from asset sales were lower.

During fiscal 2016, the Company’s net financing activities of $24.0 million consisted primarily of dividends and debt reduction.   During fiscal 2015, the Company’s net financing activities of $54.9 million consisted primarily of dividends and a reduction of total debt.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 24,  2016.  The Company is not required to maintain compensating balances in connection with the Line.      At September 24, 2016, the Company had no borrowing outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 24,  2016, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $384 million of additional borrowings (including borrowings under the Line) as of September 24,  2016.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 24,  2016:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$876,474	$10,001	$55,117	$82,211	$729,145
Scheduled interest on long-term debt (1)	318,950	45,214	87,986	85,267	100,483
Advance payments on purchase contracts	1,624	833	303	42	446
Operating leases	68,582	10,987	17,866	11,453	28,276
Construction commitments	10,907	10,907	—	—	—
Total	$1,276,537	$77,942	$161,272	$178,973	$858,350

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 24,  2016.

Amounts available to the Company under commercial commitments as of September 24,  2016, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$165,583	$—	$165,583	$—	$—
Letters of credit-standby	9,417	9,417	—	—	—
Potential commercial commitments	$175,000	$9,417	$165,583	$—	$—

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

	Twelve Months Ended
	September 24,	September 26,
	2016	2015
All items	1.5%	0.0%
Food and beverages	(0.3)%	1.6%
Energy	(2.9)%	(18.4)%

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 24,  2016 and September 26,  2015, respectively (in thousands):

September 24, 2016	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$4,969	$43,222	$1,483	$6,708	$1,178	$15,197	$72,757	$72,757
Average year-end interest rate	3.14%	3.32%	3.12%	3.43%	2.98%	2.98%	3.23%
Long-term debt, fixed interest rate	$1,805	$1,888	$1,957	$2,028	$2,102	$15,892	$25,672	$25,672
Average interest rate	3.80%	3.80%	3.80%	3.80%	3.80%	3.80%	3.80%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$68,030	$—	$86,150	$86,150
Average year-end interest rate	2.11%	2.11%	2.11%	2.11%	2.11%	—%	2.11%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$722,750
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

September 26, 2015	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Line of credit	$—	$—	$460	$—	$—	$—	$460	$460
Average year-end variable interest rate	—%	—%	4.50%	—%	—%	—%	4.50%
Long-term debt, variable interest rate	$5,180	$5,225	$43,101	$12,510	$9,468	$—	$75,484	$75,484
Average year-end interest rate	2.93%	2.94%	3.00%	3.32%	3.20%	—%	3.07%
Long-term debt, fixed interest rate	$2,941	$1,910	$1,888	$1,957	$2,029	$17,994	$28,719	$28,747
Average interest rate	5.36%	4.01%	3.80%	3.80%	3.80%	3.80%	3.97%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$68,030	$90,680	$90,680
Average year-end interest rate	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%	2.26%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$719,250
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk.  On the basis of the fair value of the Company’s market sensitive instruments at September 24,  2016, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 24,  2016, the end of the period covered by this report.

In evaluating these controls, management identified a control deficiency in internal control over financial reporting and determined that this deficiency was a material weakness as of September 24, 2016. The deficiency relates to the lack of effectiveness in the design and operation of a control to address the review and approval of requests for changes to vendors’ bank account information.  There was no significant impact to the Company’s consolidated financial statements for the year ended September 24, 2016 as a result of this control deficiency.    The Company implemented actions to remediate the material weakness in mid-September 2016. However, as of September 24, 2016, the period of time during which the enhanced control operated did not provide a sufficient basis to evaluate whether the deficiency was fully remediated as of September 24, 2016.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 24, 2016, solely because of the deficiency in internal control over financial reporting described above.

Subsequent to year-end and through the date of this filing, management has continued to evaluate the remedial actions disclosed above and has determined the enhanced control operated effectively over all requests for changes to vendors’ bank account information during this period.  Management will consider the material weakness to be fully remediated when the enhanced controls have effectively operated for a sufficient period of time.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 24,  2016 using the criteria described in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In evaluating these controls, management identified a control deficiency in internal control over financial reporting and determined that this deficiency was a material weakness as of September 24, 2016. The deficiency relates to the lack of effectiveness in the design and operation of a control to address the review and approval of requests for changes to vendors’ bank account information.  There was no significant impact to the Company’s consolidated financial statements for the year ended September 24, 2016 as a result of this control deficiency.  Based solely as a result of the identified material weakness, management has concluded that our internal control over financial reporting was not effective as of September 24, 2016.

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

Remediation Efforts

The Company implemented actions to remediate the material weakness in mid-September 2016. However, as of September 24, 2016, the period of time during which the enhanced control operated did not provide a sufficient basis to evaluate whether the deficiency was fully remediated as of September 24, 2016.

Subsequent to year-end and through the date of this filing, management has continued to evaluate the remedial actions disclosed above and has determined the enhanced control operated effectively over all requests for changes to vendors’ bank account information during this period.  Management will consider the material weakness to be fully remediated when the enhanced controls have effectively operated for a sufficient period of time.

Changes in Internal Control Over Financial Reporting

Except as disclosed above, there has been no change during the Company’s fiscal quarter ended September 24, 2016 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2017 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 24,  2016.

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

PART IV

 Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 24, 2016 and September 26, 2015;

•	Consolidated Statements of Income for the years ended September 24, 2016, September 26, 2015, and September 27, 2014;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 24, 2016, September 26, 2015, and September 27, 2014;

•	Consolidated Statements of Cash Flows for the years ended September 24, 2016, September 26, 2015, and September 27, 2014;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

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

101

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 24,  2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 24, 2016 and September 26, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 24, 2016. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ingles Markets, Incorporated and subsidiaries at September 24, 2016 and September 26, 2015, and the results of their operations and their cash flows for each of the three years in the period ended September 24, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 24, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 16, 2016, expressed an adverse opinion on the Company’s internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 16, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited Ingles Markets, Incorporated’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 24, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not maintain effective internal controls over the review and approval of changes to vendors’ bank account information in the Company’s vendor master file.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2016 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 24, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 24, 2016 of the Company and our report dated December 16, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 16, 2016

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24,  2016 AND SEPTEMBER 26,  2015

	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,679,509	$7,505,040
Receivables (less allowance for doubtful accounts of $358,293 – 2016 and $400,248 – 2015)	61,735,387	66,284,163
Inventories	343,881,078	338,644,128
Other	7,191,465	11,313,152
Total current assets	418,487,439	423,746,483

PROPERTY AND EQUIPMENT, NET	1,247,881,773	1,211,458,393

OTHER ASSETS	20,109,087	19,623,351

TOTAL ASSETS	$1,686,478,299	$1,654,828,227

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24,  2016 AND SEPTEMBER 26,  2015

	2016	2015

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$10,000,629	$11,367,710
Accounts payable - trade	155,288,402	166,039,952
Accrued expenses and current portion of other long-term liabilities	76,315,606	74,552,234
Total current liabilities	241,604,637	251,959,896

DEFERRED INCOME TAXES	71,449,000	64,643,000

LONG-TERM DEBT	866,473,465	874,685,817

OTHER LONG-TERM LIABILITIES	36,775,587	34,561,114
Total liabilities	1,216,302,689	1,225,849,827

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 13,966,476 shares in 2016, 13,924,651 shares in 2015	698,324	696,233
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,293,300 shares in 2016, 6,335,125 shares in 2015	314,665	316,756

Paid-in capital in excess of par value	12,311,249	12,311,249

Retained earnings	456,851,372	415,654,162
Total stockholders’ equity	470,175,610	428,978,400
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,686,478,299	$1,654,828,227

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 24,  2016,

SEPTEMBER 26,  2015 AND SEPTEMBER 27,  2014

	2016	2015	2014
Net sales	$3,794,977,406	$3,778,643,782	$3,835,985,953
Cost of goods sold	2,870,572,206	2,885,339,982	2,990,822,438
Gross profit	924,405,200	893,303,800	845,163,515
Operating and administrative expenses	794,594,653	756,313,013	722,644,214
(Loss) gain from sale or disposal of assets	(1,208,549)	2,191,256	825,856
Income from operations	128,601,998	139,182,043	123,345,157
Other income, net	2,362,772	2,282,854	3,001,161
Interest expense	46,330,304	47,006,774	46,569,864
Income before income taxes	84,634,466	94,458,123	79,776,454
Income tax expense	30,445,000	35,105,000	28,350,000
Net income	$54,189,466	$59,353,123	$51,426,454
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$2.75	$3.02	$2.36
Diluted earnings per common share	$2.68	$2.93	$2.28
Class B Common Stock
Basic earnings per common share	$2.50	$2.74	$2.14
Diluted earnings per common share	$2.50	$2.74	$2.14
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 24,  2016,

SEPTEMBER 26,  2015 AND SEPTEMBER 27,  2014

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 28, 2013	13,437,975	$671,899	9,321,801	$466,090	$77,186,249	$332,315,037	$410,639,275
Net income	—	—	—	—	—	51,426,454	51,426,454
Cash dividends
Class A	—	—	—	—	—	(8,894,632)	(8,894,632)
Class B	—	—	—	—	—	(5,568,930)	(5,568,930)
Stock repurchases, at cost	—	—	(2,500,000)	(125,000)	(64,875,000)	—	(65,000,000)
Common stock conversions	102,358	5,118	(102,358)	(5,118)	—	—	—
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	59,353,123	59,353,123
Cash dividends
Class A	—	—	—	—	—	(9,020,232)	(9,020,232)
Class B	—	—	—	—	—	(3,956,658)	(3,956,658)
Common stock conversions	384,318	19,216	(384,318)	(19,216)	—	—	—
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	54,189,466	54,189,466
Cash dividends
Class A	—	—	—	—	—	(9,200,271)	(9,200,271)
Class B	—	—	—	—	—	(3,791,985)	(3,791,985)
Common stock conversions	41,825	2,091	(41,825)	(2,091)	—	—	—
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 24,  2016,

SEPTEMBER 26,  2015 AND SEPTEMBER 27,  2014

	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$54,189,466	$59,353,123	$51,426,454
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	106,587,686	102,876,964	97,663,587
Loss (gain) from sale or disposal of assets	1,208,549	(2,191,256)	(825,856)
Receipt of advance payments on purchases contracts	3,195,887	4,081,858	2,977,486
Recognition of advance payments on purchases contracts	(3,275,156)	(4,126,615)	(3,282,770)
Deferred income taxes	6,806,000	2,225,000	(16,352,000)
Changes in operating assets and liabilities
Receivables	4,548,776	(3,970,772)	(1,431,891)
Inventory	(5,236,949)	(9,120,524)	167,652
Other assets	3,635,949	(5,185,487)	11,116,836
Accounts payable and accrued expenses	(12,629,450)	9,522,899	12,889,283
Net Cash Provided By Operating Activities	159,030,758	153,465,190	154,348,781
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	758,529	4,376,011	434,061
Capital expenditures	(137,642,132)	(104,055,949)	(108,338,402)
Net Cash Used By Investing Activities	(136,883,603)	(99,679,938)	(107,904,341)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	708,337,039	692,960,421	413,837,067
Payments on short-term borrowings	(708,797,044)	(722,410,466)	(383,927,017)
Net proceeds from new long-term borrowings	20,283,178	—	14,000,000
Principal payments on long-term borrowings	(30,803,603)	(12,466,905)	(19,121,307)
Stock repurchases	—	—	(65,000,000)
Dividends	(12,992,256)	(12,976,890)	(14,463,562)
Net Cash Used By Financing Activities	(23,972,686)	(54,893,840)	(54,674,819)
Decrease in Cash and Cash Equivalents	(1,825,531)	(1,108,588)	(8,230,379)
Cash and Cash Equivalents at Beginning of Year	7,505,040	8,613,628	16,844,007
Cash and Cash Equivalents at End of Year	$5,679,509	$7,505,040	$8,613,628

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 24,  2016,  September 26,  2015 and September 27,  2014

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 201 supermarkets in Georgia (71), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2016, 2015 and 2014 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs” (ASU 2015-03). ASU 2015-03 changes the presentation of debt issuance costs in financial statements. Upon adoption of ASU 2015-03, debt issuance costs will be reported in the balance sheet as a direct deduction from the related debt liability rather than as an asset. The Company adopted ASU 2015-03 retrospectively during the quarter ended December 26, 2015.  As a result, $8.1 million and $9.3 million of debt issuance costs (net of $5.1 million and $3.7 million accumulated amortization) were recorded as a reduction of total debt at September 24, 2016 and September 26, 2015, respectively.  Debt issuance costs are amortized over the life of the underlying debt instrument at approximately $1.3 million per year.

In November 2015, the FASB issued Accounting Standards Update ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (ASU 2015-17). ASU 2015-17 requires entities to present deferred tax assets and deferred tax liabilities as noncurrent in a classified balance sheet. ASU 2015-07 simplifies current guidance, which requires entities to separately present deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet. The Company adopted ASU 2015-17 retrospectively during the quarter ended December 26, 2015.  As a result, $7.3 million of deferred tax assets were recorded as a reduction of the caption “Deferred Income Taxes” in the Consolidated Balance Sheets at September 24, 2016 and September 26, 2015.

In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. These amounts totaled $5.0 million and $14.4 million as of September 24, 2016 and September 26, 2015, respectively.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 24, 2016 the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 24, 2016 demand deposits of approximately $1.5 million in three banks exceed the $250,000 FDIC insurance limit per bank.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $106.6 million, $102.9 million and $97.7 million for fiscal years 2016, 2015 and 2014, respectively.

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

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $35.9 million and $36.3 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2016 and September 26, 2015, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.8 million and $4.9 million at September 24, 2016 and September 26, 2015, respectively.    The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2016, the Company’s self-insured liabilities were supported by $8.9 million of undrawn letters of credit which expire between September 2017 and October 2017. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate.  These amounts are insignificant for fiscal years 2016, 2015, and 2014.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $13.3 million, $12.1 million and $12.3 million for fiscal years 2016, 2015 and 2014, respectively.

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

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $16.0 million, $15.7 million and $16.7 million for fiscal years 2016, 2015 and 2014, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale.  Therefore, approximately 53% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis.  Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $115.8 million, $115.8 million, and $126.7 million for the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.5 million, $14.3 million, and $14.8 million for the fiscal years ended September 24, 2016, September 26, 2015 and September 27, 2014, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2016	2015
Deferred tax liabilities:
Property and equipment tax/book differences	$88,465,000	$82,199,000
Property tax method	1,501,000	1,491,000
Total deferred tax liabilities	89,966,000	83,690,000
Deferred tax assets:
Insurance reserves	8,390,000	8,607,000
Advance payments on purchases contracts	618,000	652,000
Vacation accrual	2,520,000	2,386,000
State tax credits	20,000	271,000
Inventory	1,720,000	1,939,000
Deferred compensation	4,062,000	3,390,000
Other	1,187,000	1,802,000
Total deferred tax assets	18,517,000	19,047,000
Net deferred tax liabilities	$71,449,000	$64,643,000

Current deferred income tax benefits of $7.3 million at September 24, 2016 and September 26, 2015, respectively, included in the caption “Deferred Income Taxes” in the Consolidated Balance Sheets, result from timing differences arising from deferred vendor income, vacation pay, non-income taxes, self-insurance reserves, and from capitalization of certain overhead costs in inventory for tax purposes.

At September 24, 2016 and September 26, 2015 refundable current income taxes totaling $2.0 million and $5.5 million, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2016	2015	2014

Federal tax at statutory rate	$29,622,000	$33,060,000	$27,922,000
State income tax, net of federal tax benefits	2,554,000	4,599,000	2,308,000
Federal tax credits	(1,312,000)	(1,544,000)	(718,000)
Other	(419,000)	(1,010,000)	(1,162,000)
Total	$30,445,000	$35,105,000	$28,350,000

Current and deferred income tax expense (benefit) is as follows:

	2016	2015	2014

Current:
Federal	$19,676,000	$25,578,000	$40,475,000
State	3,963,000	7,302,000	4,227,000
Total current	23,639,000	32,880,000	44,702,000
Deferred:
Federal	6,828,000	2,373,000	(15,913,000)
State	(22,000)	(148,000)	(439,000)
Total deferred	6,806,000	2,225,000	(16,352,000)
Total expense	$30,445,000	$35,105,000	$28,350,000

Recently Enacted Tax Regulations – On September 13, 2013, the IRS released final tangible property regulations under Sections 162(a) and 263(a) of the Internal Revenue Code regarding the deduction and capitalization of expenditures related to tangible property as well as dispositions of tangible property.  These regulations were effective for the Company’s fiscal year ended September 26, 2015 and did not have a material impact on the Company’s consolidated results of operations, cash flows or financial position for the fiscal years ended September 24, 2016 and September 26, 2015.

3. Property and Equipment

Property and equipment, net, consists of the following:

	2016	2015

Land	$332,093,281	$319,247,363
Construction in progress	34,977,869	15,289,568
Buildings	1,058,126,030	1,027,716,672
Store, office and warehouse equipment	864,032,096	815,624,122
Transportation equipment	71,052,757	68,920,594
Leasehold improvements	54,093,765	53,902,524
Total	2,414,375,798	2,300,700,843
Less accumulated depreciation and amortization	1,166,494,025	1,089,242,450
Property and equipment - net	$1,247,881,773	$1,211,458,393

4. Property Held for Lease and Rental Income

At September 24, 2016, the Company owned and operated 74 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2016	2015	2014

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$8,280,790	$7,639,725	$7,875,101
Contingent rentals	312,822	273,133	331,352
Total	8,593,612	7,912,858	8,206,453
Depreciation on owned properties leased to others	(4,936,485)	(5,019,873)	(5,363,637)
Other shopping center expenses	(2,124,105)	(1,897,737)	(1,982,212)
Total	$1,533,022	$995,248	$860,604

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 24,	September 26,
	2016	2015

Land	$44,899,234	$41,424,958
Buildings	154,498,272	155,165,151
Total	199,397,506	196,590,109
Less accumulated depreciation	(101,573,490)	(99,766,077)
Total	$97,824,016	$96,824,032

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 24, 2016:

Fiscal Year
2017	$5,488,315
2018	4,592,488
2019	4,071,742
2020	3,305,542
2021	2,280,867
Thereafter	7,313,154
Total minimum future rental income	$27,052,108

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

Operating Leases - Rent expense for all operating leases of $13.8 million, $13.6 million and $14.1 million for fiscal years 2016, 2015 and 2014, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million for each of fiscal years 2016, 2015 and 2014, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 24, 2016 are as follows:

Fiscal Year
2017	$10,987,010
2018	9,457,949
2019	8,407,687
2020	6,922,301
2021	4,530,223
Thereafter	28,276,143
Total minimum future rental commitments	$68,581,313

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2016	2015
Property, payroll, and other taxes payable	$18,883,819	$17,882,565
Salaries, wages, and bonuses payable	28,159,164	26,336,530
Self-insurance liabilities:
Employee group insurance	5,807,558	5,166,501
Workers’ compensation insurance	5,929,533	6,752,941
General liability insurance	2,345,956	2,805,351
Interest	12,406,614	12,623,691
Other	2,782,962	2,984,655
Total	$76,315,606	$74,552,234

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $34.5 million, $33.6 million and $27.4 million for fiscal years 2016, 2015 and 2014, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2016	2015
Advance payments on purchases contracts	$1,624,792	$1,704,061
Deferred lease expense	1,884,501	1,906,317
Nonqualified investment plan liability	10,692,707	8,866,880
Self-insurance liabilities:
Workers’ compensation insurance	18,101,931	17,819,587
General liability insurance	3,700,263	3,732,115
Other	1,655,285	1,484,815
Total other long-term liabilities	37,659,479	35,513,775
Less current portion	883,892	952,661
	$36,775,587	$34,561,114

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2016	2015
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	86,150,000	90,680,000
Outstanding line of credit, weighted average interest rate of 4.50% for 2015	—	460,005
Notes payable:
Due to banks, weighted average interest rate of 3.38% for 2016 and 3.29% for 2015	98,429,184	103,507,307
Due to other financial institutions, weighted average interest rate of 7.58% for 2015	—	695,480
Less unamortized prepaid loan costs	(8,105,090)	(9,289,265)
Total long-term debt	876,474,094	886,053,527
Less current portion	10,000,629	11,367,710
Long-term debt, net of current portion	$866,473,465	$874,685,817

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

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 24, 2016.  The Company is not required to maintain compensating balances in connection with the Line.  At September 24, 2016 the Company had no borrowing outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center to be located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 24, 2016.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At September 24, 2016, property and equipment with an undepreciated cost of approximately $249 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2016	2015	2014
Total interest costs	$47,807,738	$47,378,270	$46,846,912
Interest capitalized	(1,477,434)	(371,496)	(277,048)
Interest expense	$46,330,304	$47,006,774	$46,569,864

Maturities of long-term debt at September 24, 2016 are as follows:

Fiscal Year
2017	$11,303,409
2018	49,640,389
2019	7,970,200
2020	13,266,859
2021	71,310,883
Thereafter	731,087,444
Less unamortized prepaid loan costs	(8,105,090)
Total	$876,474,094

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

During the year ended September 28, 2013, the Company’s Board of Directors authorized the repurchase of up to four million shares of its Class A and Class B Common Stock.  The share repurchase program may be carried out through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.

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

	Year Ended
	September 24, 2016
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$38,380,304	$15,809,162
Conversion of Class B to Class A shares	15,809,162	—
Net income allocated, diluted	$54,189,466	$15,809,162

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,943,299	6,316,477
Conversion of Class B to Class A shares	6,316,477	—
Weighted average shares outstanding, diluted	20,259,776	6,316,477

Earnings per share
Basic	$2.75	$2.50
Diluted	$2.68	$2.50

	Year Ended		Year Ended
	September 26, 2015		September 27, 2014
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$41,356,536	$17,996,587	$31,776,515	$19,649,939
Conversion of Class B to Class A shares	17,996,587	—	19,649,939	—
Net income allocated, diluted	$59,353,123	$17,996,587	$51,426,454	$19,649,939

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,711,241	6,548,534	13,482,296	9,126,381
Conversion of Class B to Class A shares	6,548,534	—	9,126,381	—
Weighted average shares outstanding, diluted	20,259,775	6,548,534	22,608,677	9,126,381

Earnings per share
Basic	$3.02	$2.74	$2.36	$2.14
Diluted	$2.93	$2.74	$2.28	$2.14

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $1.8 million, $1.6 million and $1.4 million for fiscal years 2016, 2015 and 2014, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $110,000,  $99,000 and $84,000 for fiscal years 2016, 2015 and 2014, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.6 million, $10.1 million and $9.2 million for fiscal years 2016, 2015 and 2014, respectively.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).   “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals.   Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2016	2015	2014
Revenues from unaffiliated customers:
Grocery	$1,392,311	$1,387,195	$1,397,870
Non-foods	817,161	769,168	729,934
Perishables	1,011,749	981,221	937,402
Gasoline	435,578	498,220	618,147
Total retail	3,656,799	3,635,804	3,683,353
Other	138,178	142,840	152,633
Total revenues from unaffiliated customers	$3,794,977	$3,778,644	$3,835,986

Income before income taxes:
Retail	$112,906	$126,143	$112,030
Other	15,696	13,039	11,315
Total income from operations	128,602	139,182	123,345
Other income, net	2,362	2,283	3,001
Interest expense	46,330	47,007	46,570
Income before income taxes	$84,634	$94,458	$79,776

Assets:
Retail	$1,555,319	$1,525,682	$1,496,860
Other	133,574	131,484	144,667
Elimination of intercompany receivable	(2,415)	(2,338)	(2,770)
Total assets	$1,686,478	$1,654,828	$1,638,757

Capital expenditures:
Retail	$134,732	$100,894	$105,808
Other	2,910	3,162	2,530
Total capital expenditures	$137,642	$104,056	$108,338

Depreciation and amortization:
Retail	$99,322	$95,540	$90,025
Other	7,266	7,337	7,639
Total depreciation and amortization	$106,588	$102,877	$97,664

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $43.2 million, $49.4 million and $58.7 million in sales to the grocery sales segment in fiscal 2016, 2015 and 2014, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2016
Net sales	$951,114	$924,312	$957,178	$962,373	$3,794,977
Gross profit	225,639	228,718	232,854	237,194	924,405
Net income	12,979	14,358	12,668	14,184	54,189
Basic earnings per common share
Class A	0.66	0.73	0.64	0.72	2.75
Class B	0.60	0.66	0.59	0.65	2.50
Diluted earnings per common share
Class A	0.64	0.71	0.63	0.70	2.68
Class B	0.60	0.66	0.59	0.65	2.50

2015
Net sales	$964,497	$915,335	$945,974	$952,838	$3,778,644
Gross profit	224,393	218,691	222,164	228,056	893,304
Net income	15,038	14,302	13,777	16,236	59,353
Basic earnings per common share
Class A	0.77	0.72	0.70	0.83	3.02
Class B	0.70	0.66	0.63	0.75	2.74
Diluted earnings per common share
Class A	0.74	0.71	0.68	0.80	2.93
Class B	0.70	0.66	0.63	0.75	2.74

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 24, 2016 totaled $10.9 million.  The Company expects these commitments to be fulfilled during fiscal year 2017.

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

The carrying amount and fair value of the Company’s debt at September 24, 2016 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$722,750	Level 2
Facility Bonds	86,150	86,150	Level 2
Secured notes payable and other	90,324	90,324	Level 2
Total debt	$876,474	$899,224

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2016	2015	2014
Cash paid during the year for:
Interest (net of amounts capitalized)	$46,547,381	$47,059,731	$46,886,468
Income taxes	20,209,281	37,198,075	32,064,452
Non cash items:
Property and equipment additions included in accounts payable	7,197,684	1,192,232	8,555,952

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  There were no such loans outstanding at September 24, 2016 and September 26, 2015.

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

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 24, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$400,248	$—	$41,955	$358,293

Fiscal year ended September 26, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$307,029	$250,000	$156,781	$400,248

Fiscal year ended September 27, 2014:
Deducted from asset accounts:
Allowance for doubtful accounts	$772,893	$—	$465,864	$307,029

(1)Uncollectible accounts written off, net of recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning Chief Executive Officer, President and Chief Operating Officer

Date: December 16, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning James W. Lanning, CEO, President, Chief Operating Officer and Director

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