Form 10-Q
period 2016-12-24
INGLES MARKETS INC
filed 2017-02-01
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24,  2016

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

As of January 31, 2017, the Registrant had 14,066,551 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,193,225 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 24, 2016 and September 24, 2016	3

Condensed Consolidated Statements of Income for the Three Months Ended December 24, 2016
and December 26, 2015	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 24, 2016 and December 26, 2015	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 24, 2016 and December 26, 2015	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II – Other Information

Item 6. Exhibits	18

Signatures	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 24,	September 24,
	2016	2016
ASSETS
Current Assets:
Cash and cash equivalents	$15,156,229	$5,679,509
Receivables - net	80,682,199	61,735,387
Inventories	352,596,442	343,881,078
Other current assets	8,061,387	7,191,465
Total Current Assets	456,496,257	418,487,439
Property and Equipment – Net	1,247,670,800	1,247,881,773
Other Assets	20,523,384	20,109,087
Total Assets	$1,724,690,441	$1,686,478,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,167,920	$10,000,629
Accounts payable - trade	173,633,718	155,288,402
Accrued expenses and current portion of other long-term liabilities	60,736,126	76,315,606
Total Current Liabilities	244,537,764	241,604,637
Deferred Income Taxes	71,430,000	71,449,000
Long-Term Debt	890,070,842	866,473,465
Other Long-Term Liabilities	37,900,802	36,775,587
Total Liabilities	1,243,939,408	1,216,302,689
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 13,966,551 shares issued and outstanding December 24, 2016; 13,966,476 shares issued and outstanding at September 24, 2016	698,328	698,324
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,293,225 shares issued and outstanding December 24, 2016; 6,293,300 shares issued and outstanding at September 24, 2016	314,661	314,665
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	467,426,795	456,851,372
Total Stockholders’ Equity	480,751,033	470,175,610
Total Liabilities and Stockholders’ Equity	$1,724,690,441	$1,686,478,299

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	December 24,	December 26,
	2016	2015
Net sales	$982,758,339	$951,113,863
Cost of goods sold	745,673,858	725,474,531
Gross profit	237,084,481	225,639,332
Operating and administrative expenses	206,296,215	194,072,287
Gain from sale or disposal of assets	1,378,117	63,731
Income from operations	32,166,383	31,630,776
Other income, net	663,135	605,844
Interest expense	11,312,631	11,977,197
Income before income taxes	21,516,887	20,259,423
Income tax expense	7,693,000	7,280,000
Net income	$13,823,887	$12,979,423

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.70	$0.66
Diluted earnings per common share	$0.68	$0.64
Class B Common Stock
Basic earnings per common share	$0.64	$0.60
Diluted earnings per common share	$0.64	$0.60
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 24,  2016 AND DECEMBER 26, 2015

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	12,979,423	12,979,423
Cash dividends	—	—	—	—	—	(3,247,837)	(3,247,837)
Common stock conversions	18,175	909	(18,175)	(909)	—	—	—
Balance, December 26, 2015	13,942,826	$697,142	6,316,950	$315,847	$12,311,249	$425,385,748	$438,709,986
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	13,823,887	13,823,887
Cash dividends	—	—	—	—	—	(3,248,464)	(3,248,464)
Common stock conversions	75	4	(75)	(4)	—	—	—
Balance, December 24, 2016	13,966,551	$698,328	6,293,225	$314,661	$12,311,249	$467,426,795	$480,751,033

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 24,	December 26,
	2016	2015
Cash Flows from Operating Activities:
Net income	$13,823,887	$12,979,423
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,079,917	25,976,526
Gain from sale or disposal of assets	(1,378,117)	(63,731)
Receipt of advance payments on purchases contracts	1,000,000	1,000,000
Recognition of advance payments on purchases contracts	(820,158)	(817,349)
Deferred income taxes	(19,000)	4,226,000
Changes in operating assets and liabilities:
Receivables	(18,946,812)	(14,329,115)
Inventory	(8,715,364)	(2,631,850)
Other assets	(1,284,220)	84,177
Accounts payable and accrued expenses	6,452,116	(19,921,052)
Net Cash Provided by Operating Activities	17,192,249	6,503,029
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,368,806	51,133
Capital expenditures	(29,278,744)	(40,639,588)
Net Cash Used by Investing Activities	(27,909,938)	(40,588,455)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	103,292,831	240,823,511
Payments on short-term borrowings	(78,255,268)	(200,432,718)
Principal payments on long-term borrowings	(1,594,690)	(2,013,686)
Dividends paid	(3,248,464)	(3,247,837)
Net Cash Provided by Financing Activities	20,194,409	35,129,270
Net Increase in Cash and Cash Equivalents	9,476,720	1,043,844
Cash and cash equivalents at beginning of period	5,679,509	7,505,040
Cash and Cash Equivalents at End of Period	$15,156,229	$8,548,884

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 24,  2016 and December 26,  2015

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 24, 2016, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 24, 2016 and December 26, 2015. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24,  2016, filed by the Company under the Securities Exchange Act of 1934 on December 16,  2016.

The results of operations for the three-month period ended December 24, 2016 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be revenue entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $358,000 at December 24, 2016 and September 24, 2016, respectively.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 24,	September 24,
	2016	2016
Property, payroll and other taxes payable	$12,410,912	$18,883,819
Salaries, wages and bonuses payable	23,147,420	28,159,164
Self-insurance liabilities	14,203,510	14,083,047
Interest payable	2,350,850	12,406,614
Other	8,623,434	2,782,962
	$60,736,126	$76,315,606

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $325,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $36.7 million and $35.9 million at December 24, 2016 and September 24, 2016, respectively.  Of this amount, $14.2 million is accounted for as a current liability and $22.5 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 24, 2016.  At September 24, 2016, $14.1 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.    Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.3 million and $9.2 million for the three-month periods ended December 24, 2016 and December 26, 2015, respectively.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.2 million of unused letters of credit were issued at December 24, 2016.  The Company is not required to maintain compensating balances in connection with the Line.  At December 24, 2016, the Company had $25.0 million of borrowings outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of bonds (the ”Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”).  The final maturity date of the bonds is January 1, 2036.

The Bonds were issued by the Buncombe County Industrial Facilities and Pollution Control Financing Authority and were purchased by certain financial institutions.  Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between the financial institutions and the Company, the financial institutions would hold the Bonds until June 30, 2021, subject to certain events.  Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  The Company may redeem the Bonds without penalty or premium at any time prior to June 30, 2021.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 24, 2016.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line,  Bonds and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 14, 2016 to stockholders of record on October 6, 2016.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 16, 2016.

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

	Three Months Ended		Three Months Ended
	December 24, 2016		December 26, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$9,806,717	$4,017,170	$9,182,887	$3,796,536
Conversion of Class B to Class A shares	4,017,170	—	3,796,536	—
Net income allocated, diluted	$13,823,887	$4,017,170	$12,979,423	$3,796,536

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,966,506	6,293,270	13,926,923	6,332,853
Conversion of Class B to Class A shares	6,293,270	—	6,332,853	—
Weighted average shares outstanding, diluted	20,259,776	6,293,270	20,259,776	6,332,853

Earnings per share
Basic	$0.70	$0.64	$0.66	$0.60
Diluted	$0.68	$0.64	$0.64	$0.60

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 24,	December 26,
	2016	2015
Revenues from unaffiliated customers:
Grocery	$360,901	$358,463
Non-foods	212,311	202,868
Perishables	255,849	246,885
Gasoline	118,523	108,515
Total retail	947,584	916,731
Other	35,174	34,383
Total revenues from unaffiliated customers	$982,758	$951,114

Income from operations:
Retail	$28,991	$27,769
Other	3,175	3,862
Total income from operations	$32,166	$31,631

	December 24,	September 24,
	2016	2016
Assets:
Retail	$1,591,322	$1,555,319
Other	135,365	133,574
Elimination of intercompany receivable	(1,997)	(2,415)
Total assets	$1,724,690	$1,686,478

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 24, 2016 and December 26, 2015, respectively, the fluid dairy operation had $11.8 million and $11.4 million in sales to the grocery sales segment. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at December 24, 2016 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$715,750	Level 2
Facility Bonds	86,150	86,150	Level 2
Secured notes payable and other	89,051	89,051	Level 2
Line of credit payable	25,038	25,038	Level 2
Total debt	$900,239	$915,989

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 202 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (2) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 24,  2016, the Company operated 101 in-store pharmacies and 95 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $325,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.    At December 24, 2016 the Company’s self-insurance reserves totaled $36.7 million.  Of this amount, $14.2 million is accounted for as a current liability and $22.5 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recoded as a receivable at December 24, 2016.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 24, 2016.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $30.7 million and $29.6 million for the fiscal quarters ended December 24, 2016 and December 26, 2015, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.9 million and $3.8 million for the fiscal quarters ended December 24, 2016 and December 26, 2015, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 24, 2016 and December 26,  2015 both include 13 weeks of operations. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three-month periods ended December 24, 2016 and December 26, 2015, comparable store sales include 199 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 24,	December 26,
	2016	2015
Net sales	100.0%	100.0%
Gross profit	24.1%	23.7%
Operating and administrative expenses	21.0%	20.4%
Gain from sale or disposal of assets	0.2%	—%
Income from operations	3.3%	3.3%
Other income, net	0.1%	0.1%
Interest expense	1.2%	1.2%
Income tax expense	0.8%	0.8%
Net income	1.4%	1.4%

Three Months Ended December 24,  2016 Compared to the Three Months Ended December 26,  2015

Net income for the first quarter of fiscal 2017 totaled $13.8  million, compared with net income of $13.0 million earned for the first quarter of fiscal 2016.  Total revenues and gross margin increased but were offset with increases in operating expenses.

Net Sales. Net sales increased by $31.7  million, or 3.3% to $982.8  million for the three months ended December 24, 2016 compared with $951.1 million for the three months ended December 26, 2015.  Comparing the first quarter of fiscal 2017 with the first quarter of fiscal 2016, gasoline sales dollars increased due to a 6.9%  increase in the average sales price per gallon and a 2.0% increase in gallons sold.  Excluding gasoline sales, total grocery comparable store sales increased 1.8% over the comparative fiscal quarters.  Comparing the first quarters of fiscal years 2017 and 2016 (and excluding gasoline), the number of customer transactions increased 2.2% and the average transaction size increased 0.4%.

Ingles operated 202 and 201 stores at December 24, 2016 and December 26, 2015, respectively.  Retail square feet totaled 11.2 million square feet at December  24, 2016 and 11.1 million square feet at December 26, 2015.   During the last twelve months the Company opened two stores and closed one store that will be rebuilt.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 24,	December 26,
	2016	2015
Grocery	$360,901	$358,463
Non-foods	212,311	202,868
Perishables	255,849	246,885
Gasoline	118,523	108,515
Total retail grocery	$947,584	$916,731

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 24, 2016 are summarized as follows (in thousands):

Total retail grocery sales for the three months ended December 26, 2015	$916,731
Comparable store sales increase (including gasoline)	22,719
Impact of stores opened in fiscal 2016 and 2017	9,585
Impact of stores closed in fiscal 2016	(1,423)
Other	(28)
Total retail grocery sales for the three months ended December 24, 2016	$947,584

Gross Profit. Gross profit for the three-month period ended December 24, 2016 totaled $237.1 million, an increase of $11.5 million, or 5.1%, compared with gross profit of $225.6 million for the three-month period ended December 26, 2015.  Gross profit as a percentage of sales was 24.1%  for the three months ended December 24, 2016 compared with 23.7% for the three months ended December 26, 2015.

The gross profit increase is attributable to higher sales, and to higher gross margins in most product categories.    Gasoline gross profit dollars and margin were higher compared with the first quarter of last fiscal year.  Excluding gasoline sales, grocery gross profit as a percentage of sales for the first quarter of fiscal 2017 was 50 basis points higher compared with the same fiscal 2016 period.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $12.2 million, or 6.3%, to $206.3 million for the three months ended December 24, 2016, from $194.1 million for the three months ended December 26, 2015.   As a percentage of sales, operating and administrative expenses were 21.0%  and 20.4% for the December 2016 and December 2015 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.7%  of sales for the first fiscal quarter of 2017 compared with 22.8% for the first fiscal quarter of 2016.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$7.0	0.72%
Repairs and maintenance	$1.7	0.18%
Bank charges	$1.2	0.12%
Depreciation	$1.1	0.11%
Advertising and promotion	$(1.0)	(0.10)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including new stores opened in the past twelve months.  Competition for labor has also increased in the Company’s market area.

Repairs and maintenance increased due to more sophisticated equipment in our stores and to a higher level of lighting maintenance.

Bank charges increased due to the implementation of more secure credit and debit card processes utilizing EMV “chip” cards.

Depreciation increased as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Advertising and promotion decreased from more efficient print and television investments and greater vendor participation in advertising activities.

Gain from Sale or Disposal of Assets. Gain from sale or disposal of assets totaled $1.4 million for the three months ended December 24, 2016 compared with $0.1 million for the comparable prior year period.  During the current fiscal year period, the Company updated vehicles used in its distribution operations.

Interest Expense. Interest expense totaled $11.3 million for the three-month period ended December 24, 2016 compared with $12.0 million for the three-month period ended December 26, 2015. Total debt at December 2016 was $900.2 million compared with $924.8 million at December 2015.

Income Taxes. Income tax expense totaled $7.7  million for the three months ended December 24, 2016, an effective tax rate of 35.8%  of pretax income.  Income tax expense totaled $7.3 million for the three months ended December 26, 2015, an effective tax rate of 35.9% of pretax income.

Net Income. Net income totaled $13.8  million for the three-month period ended December 24, 2016 compared with $13.0 million for the three-month period ended December 26, 2015.  Net income, as a percentage of sales, was 1.4% for both the December 2016 quarter and the December 2015 quarter.  Basic and diluted earnings per share for Class A Common Stock were $0.70 and $0.68,  respectively, for the December 2016 quarter, compared to $0.66 and $0.64, respectively, for the December 2015 quarter.    Basic and diluted earnings per share for Class B Common Stock were each $0.64 for the December 2016 quarter compared with $0.60 for the December 2015 quarter.

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

Capital expenditures totaled $29.3 million for the three-month period ended December 24, 2016.  These capital expenditures focused on construction on stores scheduled to open later in fiscal 2017, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $3.0 million at December 24, 2016.

Liquidity

The Company generated $17.2 million net cash from operations in the December 2016 three-month period compared with  $6.5 million during the December 2015 three-month period. Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 24, 2016 and December 26, 2015 totaled $27.9 million and $40.6 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

Cash provided by financing activities totaled $20.2 million and $35.1 million for the fiscal quarters ended December 2016 and 2015, respectively.  Short term borrowings tend to increase during the December quarter of each fiscal year to finance seasonal inventory increases and the semi-annual Senior Note interest payment.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $10.2 million of unused letters of credit were issued at December 24, 2016.  The Company is not required to maintain compensating balances in connection with the Line.  At December 24, 2016, the Company had $25.0 million of borrowings outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the bonds until June 30, 2021, subject to certain events.   Mandatory redemption of the bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.

The Company may redeem the bonds without penalty or premium at any time prior to June 30, 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, bonds and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 24, 2016, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $382 million of additional borrowings (including borrowings under the Line) as of December 24, 2016.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 24,  2016 other than as disclosed elsewhere in this Form 10-Q.

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

	Three Months Ended
	December 24,	December 26,
	2016	2015
All items	0.3%	—%
Food and beverages	—%	(0.1)%
Energy	2.1%	(1.1)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 24,  2016.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 24, 2016, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2016. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December  24, 2016.

(b) Changes in Internal Control over Financial Reporting

Management identified a control deficiency in internal control over financial reporting and determined that this deficiency was a material weakness as of September 24, 2016. The deficiency related to the lack of effectiveness in the design and operation of a control to address the review and approval of requests for changes to vendors’ bank account information.  There was no significant impact to the Company’s consolidated financial statements for the year ended September 24, 2016 as a result of this control deficiency.  The Company implemented actions to remediate the material weakness in mid-September 2016, tested the enhanced control, and determined the deficiency was fully remediated as of December 24, 2016.

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

31.1*Rule 13a-14(a) Certification

31.2*Rule 13a-14(a) Certification

32.1*Certification Pursuant to 18 U.S.C. Section 1350

32.2*Certification Pursuant to 18 U.S.C. Section 1350

101*The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December  24, 2016, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 1, 2017	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 1, 2017	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer