Form 10-Q
period 2017-03-25
INGLES MARKETS INC
filed 2017-05-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25,  2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐(Do not check if a smaller reporting company.)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒.

As of May 1, 2017 the Registrant had 14,071,794 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,187,982 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 25, 2017 and September 24, 2016	3

Condensed Consolidated Statements of Income for the
Three Months Ended March 25, 2017 and March 26, 2016	4
Six Months Ended March 25, 2017 and March 26, 2016	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 25, 2017 and March 26, 2016	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 25, 2017 and March 26, 2016	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II – Other Information

Item 6. Exhibits	22

Signatures	24

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 25,	September 24,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$6,104,260	$5,679,509
Receivables - net	63,544,007	61,735,387
Inventories	348,067,707	343,881,078
Other current assets	12,733,545	7,191,465
Total Current Assets	430,449,519	418,487,439
Property and Equipment - Net	1,251,373,614	1,247,881,773
Other Assets	21,369,878	20,109,087
Total Assets	$1,703,193,011	$1,686,478,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$10,061,559	$10,000,629
Accounts payable - trade	165,344,222	155,288,402
Accrued expenses and current portion of other long-term liabilities	64,766,470	76,315,606
Total Current Liabilities	240,172,251	241,604,637
Deferred Income Taxes	71,413,000	71,449,000
Long-Term Debt	866,421,839	866,473,465
Other Long-Term Liabilities	38,532,057	36,775,587
Total Liabilities	1,216,539,147	1,216,302,689
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,071,251 shares issued and outstanding March 25, 2017; 13,966,476 shares issued and outstanding at September 24, 2016	703,563	698,324
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,188,525 shares issued and outstanding March 25, 2017; 6,293,300 shares issued and outstanding at September 24, 2016	309,426	314,665
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	473,329,626	456,851,372
Total Stockholders’ Equity	486,653,864	470,175,610
Total Liabilities and Stockholders’ Equity	$1,703,193,011	$1,686,478,299

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 25,	March 26,
	2017	2016

Net sales	$946,151,967	$924,312,049
Cost of goods sold	718,066,675	695,593,959
Gross profit	228,085,292	228,718,090
Operating and administrative expenses	203,023,241	196,147,853
(Loss) gain from sale or disposal of assets	(10,139)	557,409
Income from operations	25,051,912	33,127,646
Other income, net	776,316	534,097
Interest expense	11,719,781	11,225,332
Income before income taxes	14,108,447	22,436,411
Income tax expense	4,957,000	8,078,000
Net income	$9,151,447	$14,358,411

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.47	$0.73
Diluted earnings per common share	$0.45	$0.71
Class B Common Stock
Basic earnings per common share	$0.42	$0.66
Diluted earnings per common share	$0.42	$0.66
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	March 25,	March 26,
	2017	2016

Net sales	$1,928,910,306	$1,875,425,912
Cost of goods sold	1,463,740,533	1,421,068,490
Gross profit	465,169,773	454,357,422
Operating and administrative expenses	409,319,456	390,220,140
Gain from sale or disposal of assets	1,367,978	621,141
Income from operations	57,218,295	64,758,423
Other income, net	1,439,451	1,139,940
Interest expense	23,032,412	23,202,529
Income before income taxes	35,625,334	42,695,834
Income tax expense	12,650,000	15,358,000
Net income	$22,975,334	$27,337,834

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.17	$1.39
Diluted earnings per common share	$1.13	$1.35
Class B Common Stock
Basic earnings per common share	$1.06	$1.26
Diluted earnings per common share	$1.06	$1.26
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 25, 2017 AND MARCH 26,  2016

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	27,337,834	27,337,834
Cash dividends	—	—	—	—	—	(6,495,941)	(6,495,941)
Common stock conversions	18,175	909	(18,175)	(909)	—	—	—
Balance, March 26, 2016	13,942,826	$697,142	6,316,950	$315,847	$12,311,249	$436,496,055	$449,820,293
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	22,975,334	22,975,334
Cash dividends	—	—	—	—	—	(6,497,080)	(6,497,080)
Common stock conversions	104,775	5,239	(104,775)	(5,239)	—	—	—
Balance, March 25, 2017	14,071,251	$703,563	6,188,525	$309,426	$12,311,249	$473,329,626	$486,653,864

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 25,	March 26,
	2017	2016
Cash Flows from Operating Activities:
Net income	$22,975,334	$27,337,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	54,913,272	52,391,891
Gain from sale or disposal of assets	(1,367,978)	(621,141)
Receipt of advance payments on purchases contracts	1,170,000	2,500,000
Recognition of advance payments on purchases contracts	(1,265,876)	(1,634,696)
Deferred income taxes	(36,000)	3,648,000
Changes in operating assets and liabilities:
Receivables	(1,808,619)	(4,204,142)
Inventory	(4,186,629)	(2,236,116)
Other assets	(6,802,871)	2,090,262
Accounts payable and accrued expenses	1,864,809	(21,644,196)
Net Cash Provided by Operating Activities	65,455,442	57,627,696
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,481,305	643,492
Capital expenditures	(59,380,630)	(71,224,192)
Net Cash Used by Investing Activities	(57,899,325)	(70,580,700)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	251,695,910	399,128,977
Payments on short-term borrowings	(244,497,799)	(369,559,814)
Principal payments on long-term borrowings	(7,832,397)	(8,558,415)
Dividends paid	(6,497,080)	(6,495,941)
Net Cash (Used) Provided by Financing Activities	(7,131,366)	14,514,807
Net Increase in Cash and Cash Equivalents	424,751	1,561,803
Cash and cash equivalents at beginning of period	5,679,509	7,505,040
Cash and Cash Equivalents at End of Period	$6,104,260	$9,066,843

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 25, 2017 and March 26, 2016

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 25, 2017, the results of operations for the three-month and six-month periods ended March 25, 2017 and March 26, 2016, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 25, 2017 and March 26, 2016. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2016 filed by the Company under the Securities Exchange Act of 1934 on December 16,  2016.

The results of operations for the three-month and six-month periods ended March 25, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $358,000 at March 25, 2017 and September 24, 2016.

D.  INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 25,	September 24,
	2017	2016
Property, payroll and other taxes payable	$11,012,798	$18,883,819
Salaries, wages and bonuses payable	24,672,366	28,159,164
Self-insurance liabilities	13,501,285	14,083,047
Interest payable	12,472,683	12,406,614
Other	3,107,338	2,782,962
	$64,766,470	$76,315,606

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $35.9 million at March 25, 2017 and September 24, 2016.  Of this amount, $13.5 million is accounted for as a current liability and $22.4 million as a long-term liability, which is inclusive of $5.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 25, 2017. At September 24, 2016, $14.1 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.1 million and $10.0 million for the three-month periods ended March 25, 2017 and March 26, 2016, respectively. For the six-month periods ended March 25, 2017 and March 26, 2016, employee insurance expense, net of employee contributions, totaled $16.4 million and $19.2 million, respectively.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at March 25, 2017.  The Company is not required to maintain compensating balances in connection with the Line.  At March 25, 2017, the Company had $7.2 million of borrowings outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 25, 2017.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 12, 2017 to stockholders of record on January 6, 2017.

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

	Three Months Ended		Six Months Ended
	March 25, 2017		March 25, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,513,698	$2,637,749	$16,328,364	$6,646,970
Conversion of Class B to Class A shares	2,637,749	—	6,646,970	—
Net income allocated, diluted	$9,151,447	$2,637,749	$22,975,334	$6,646,970

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,038,094	6,221,682	14,002,300	6,257,476
Conversion of Class B to Class A shares	6,221,682	—	6,257,476	—
Weighted average shares outstanding, diluted	20,259,776	6,221,682	20,259,776	6,257,476

Earnings per share
Basic	$0.47	$0.42	$1.17	$1.06
Diluted	$0.45	$0.42	$1.13	$1.06

The per share amounts for the second quarter of fiscal 2016 and the six months ended March 26, 2016 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 26, 2016		March 26, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,169,757	$4,188,654	$19,352,122	$7,985,712
Conversion of Class B to Class A shares	4,188,654	—	7,985,712	—
Net income allocated, diluted	$14,358,411	$4,188,654	$27,337,834	$7,985,712

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,942,826	6,316,950	13,934,874	6,324,902
Conversion of Class B to Class A shares	6,316,950	—	6,324,902	—
Weighted average shares outstanding, diluted	20,259,776	6,316,950	20,259,776	6,324,902

Earnings per share
Basic	$0.73	$0.66	$1.39	$1.26
Diluted	$0.71	$0.66	$1.35	$1.26

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Revenues from unaffiliated customers:
Grocery	$342,188	$351,123	$703,089	$709,585
Non-foods	201,258	198,158	413,568	401,026
Perishables	248,673	248,343	504,522	495,227
Gasoline	118,083	92,187	236,606	200,704
Total Retail	$910,202	$889,811	$1,857,785	$1,806,542
Other	35,950	34,501	71,125	68,884
Total revenues from unaffiliated customers	$946,152	$924,312	$1,928,910	$1,875,426

Income from operations:
Retail	$20,606	$28,869	$49,597	$56,638
Other	4,446	4,259	7,621	8,120
Total income from operations	$25,052	$33,128	$57,218	$64,758

	March 25,	September 24,
	2017	2016
Assets:
Retail	$1,570,727	$1,555,319
Other	134,135	133,574
Elimination of intercompany receivable	(1,669)	(2,415)
Total assets	$1,703,193	$1,686,478

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 25, 2017 and March 26, 2016, respectively, the fluid dairy had $11.5 million and $11.0 million in sales to the retail grocery segment. The fluid dairy had $23.3 million and $22.3 million in sales to the retail grocery segment for the six-month periods ended March 25, 2017 and March 26, 2016, respectively. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at March 25, 2017 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$700,875	Level 2
Facility Bonds	81,620	81,620	Level 2
Secured notes payable and other	87,665	87,665	Level 2
Line of credit payable	7,198	7,198	Level 2
Total debt	$876,483	$877,358

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (71), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 25, 2017, the Company operated 101 in-store pharmacies and 96 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 25% of its products to the retail grocery segment and approximately 75% of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 25, 2017,  the Company’s self-insurance reserves totaled $35.9 million.  Of this amount, $13.5 million is accounted for as a current liability and $22.4 million as a long-term liability, which is inclusive of $5.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recoded as a receivable at March 25, 2017.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 25, 2017.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.0 million and $28.9 million for the fiscal quarters ended March 25, 2017 and March 26, 2016, respectively.  For the six-month periods ended March 25, 2017 and March 26, 2016, vendor allowances applied as a reduction of merchandise costs totaled $59.7 million and $58.5 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million and $3.1 million for the fiscal quarters ended March 25, 2017 and March 26, 2016, respectively.  For the six-month periods ended March 25, 2017 and March 26, 2016, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.1 million and $6.8 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26  weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 25, 2017 and March 26, 2016, respectively. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 25, 2017 and March 26, 2016, comparable store sales include 199 and 200 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.1%	24.7%	24.1%	24.2%
Operating and administrative expenses	21.5%	21.2%	21.2%	20.8%
Income from operations	2.6%	3.6%	3.0%	3.5%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.2%	1.2%	1.2%
Income tax expense	0.5%	0.9%	0.7%	0.8%
Net income	1.0%	1.6%	1.2%	1.5%

Three Months Ended March 25, 2017 Compared to the Three Months Ended March 26, 2016

Net income for the second quarter of fiscal 2017 totaled $9.2 million, compared with net income of $14.4 million earned for the second quarter of fiscal 2016.  Retail dollar sales and gross profit (both excluding gasoline) decreased slightly, partly due to the timing of the Easter holiday.  The 2016 Easter holiday occurred in March so last year’s second quarter benefited from the extra sales and gross profit.  The 2017 Easter holiday occurred  in April, so this year’s third quarter will benefit.  Operating expenses also increased, primarily in personnel costs.

Net Sales. Net sales increased by $21.9  million, or 2.4% to $946.2  million for the three months ended March 25, 2017 from $924.3 million for the three months ended March 26, 2016.  Higher gasoline sales (in both dollars and gallons) helped offset the Easter effect on sales described above.    Comparing the second quarter of fiscal 2017 with the second quarter of fiscal 2016, gasoline sales dollars increased 28.3%  due to a 25.5% increase in the average sales price per gallon.  Gallons sold increased 2.3%  over the same comparable periods.  Excluding gasoline sales and the effect of extra Easter sales in fiscal 2016, total grocery comparable store sales decreased

0.3% over the comparative fiscal second quarters.  Comparing the second quarters of fiscal year 2017 and 2016 (and excluding gasoline), the number of customer transactions increased 0.2% and the average transaction size decreased 0.8%.

Ingles operated 201 and 202 stores at March 25, 2017 and March 26, 2016, respectively.  Retail square feet totaled 11.2 million square feet at March 25, 2017 and 11.1 million square feet at March 26, 2016.   During the last twelve months the Company opened one store and closed two stores, one of which is being rebuilt and will open later this fiscal year.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 25,	March 26,
	2017	2016
Grocery	$342,188	$351,123
Non-foods	201,258	198,158
Perishables	248,673	248,343
Gasoline	118,083	92,187
Total retail	$910,202	$889,811

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail sales for the quarter ended March 25, 2017 are summarized as follows (in thousands):

Total retail sales for the three months ended March 26, 2016	$889,811
Comparable store sales increase (including gasoline)	21,647
Effect of Easter in second quarter of fiscal 2016	(7,084)
Impact of stores opened in fiscal 2016 and 2017	7,459
Impact of stores closed in fiscal 2016 and 2017	(1,607)
Other	(24)
Total retail sales for the three months ended March 25, 2017	$910,202

Gross Profit. Gross profit for the three-month period ended March 25, 2017 decreased $0.6 million, or 0.3%, to $228.1 million, or 24.1% of sales, compared with gross profit $228.7 million, or 24.7% of sales, for the three-month period ended March 26, 2016.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased seven basis points comparing the second quarter of fiscal 2017 compared with the same fiscal 2016 period.  Gasoline gross profit dollars were higher for the quarter ended March 25, 2017 compared with the quarter ended March 26, 2016.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $6.9 million, or 3.5%, to $203.0 million for the three months ended March 25, 2017, from $196.1 million for the three months ended March 26, 2016.  As a percentage of sales, operating and administrative expenses were 21.5%  for the three months ended March 25, 2017 compared with 21.2% for the three months ended March 26, 2016.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.3% of sales for the second fiscal 2017 quarter and 23.4% for the second fiscal 2016 quarter.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$6.4	0.68%
Insurance	$(1.6)	(0.17)%
Depreciation and amortization	$1.3	0.13%
Taxes and licenses	$0.8	0.08%
Advertising and promotion	$(0.7)	(0.08)%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate in-store merchandising changes.    Competition for labor has also increased in the Company’s market area.

Insurance expense decreased due to lower claims and reserves under the Company’s self-insurance programs.

Depreciation and amortization increases as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Taxes and licenses increased due to expansion of the Company’s property, rolling stock and product offerings.

Advertising and promotion decreased from savings primarily in its print related advertising.

Interest Expense. Interest expense increased $0.5 million for the three-month period ended March 25, 2017 to $11.7 million from $11.2 million for the three-month period ended March 26, 2016.  The increase is attributable to higher borrowing on the Company’s line of credit during the quarter to accommodate increased inventory levels, tax payments and capital expenditures.  Total debt at March 2017 was $876.5 million compared with $907.7 million at March 2016.

Income Taxes. Income tax expense as a percentage of pre-tax income was 35.1% for the quarter ended March 25, 2017 compared with 36.0% for the quarter ended March 26, 2016.

Net Income. Net income totaled $9.2 million for the three-month period ended March 25, 2017 compared with $14.4 million for the three-month period ended March 26, 2016.   Net income, as a percentage of sales, was 1.0%  for the quarter ended March 25, 2017 and 1.6% for the quarter ended March 26, 2016.  Basic and diluted earnings per share for Class A Common Stock were $0.47 and $0.45,  respectively, for the quarter ended March 25, 2017 compared with $0.73 and $0.71, respectively, for the quarter ended March 26, 2016.  Basic and diluted earnings per share for Class B Common Stock were $0.42 for the quarter ended March 25, 2017 and $0.66 for the quarter ended March 26, 2016.

Six Months Ended March 25, 2017 Compared to the Six Months Ended March 26, 2016

Net income for the first half of fiscal 2017 totaled $23.0 million compared with net income of $27.3 million earned for the comparable fiscal 2016 period.  Total sales and gross profit increased comparing the six month fiscal 2017 and fiscal 2016 periods, but operating expenses (notably personnel costs) increased to a greater extent.

Net Sales. Net sales totaled $1.93 billion for the six months period ended March 25, 2017, 2.9% higher than the net sales of $1.88 billion for the six month period ended March 26, 2016.  Retail, gasoline and fluid dairy sales all increased.

Grocery segment comparable store sales, excluding the effect of gasoline and extra Easter sales, increased 0.8%.  The number of customer transactions (excluding gasoline) increased 1.2%, and the average transaction size (excluding gasoline) decreased by 0.2%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 25,	March 26,
	2017	2016
Grocery	$703,089	$709,585
Non-foods	413,568	401,026
Perishables	504,522	495,227
Gasoline	236,606	200,704
Total retail	$1,857,785	$1,806,542

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the six months ended March 25, 2017 are summarized as follows (in thousands):

Total retail sales for the six months ended March 26, 2016	$1,806,542
Comparable store sales increase (including gasoline)	44,367
Effect of Easter in second quarter of fiscal 2016	(7,084)
Impact of stores opened in fiscal 2016 and 2017	17,045
Impact of stores closed in fiscal 2016 and 2017	(3,029)
Other	(56)
Total retail sales for the six months ended March 25, 2017	$1,857,785

Sales growth for the remainder of fiscal 2017 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to new stores opening in fiscal 2017, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales and gross profit at a lower cost compared with the construction cost of adding additional square footage.

Gross Profit. Gross profit for the six months ended March 25, 2017 increased $10.8 million, or 2.4%, to $465.2 million compared with $454.4 million, for the six months ended March 26, 2016.   As a percent of sales, gross profit was 24.1% for the six months ended March 25, 2017 compared with 24.2% for the six months ended March 26, 2016.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 24 basis points comparing the first half of fiscal 2017 compared with the same fiscal 2016 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $19.1 million to $409.3 million for the six months ended March 25, 2017, from $390.2 million for the six months ended March 26, 2016.   As a percentage of sales, operating and administrative expenses were 21.2% for the six-month period ended March 25, 2017 compared with 20.8% for the six-month period ended March 26, 2016.   Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.0% of sales for the first six-month period of fiscal 2017 compared with 23.1% for the first six-month period of fiscal 2016.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$13.4	0.70%
Repairs and maintenance	$2.4	0.12%
Depreciation and amortization	$2.4	0.12%
Advertising and promotion	$(1.8)	(0.09)%
Bank charges	$1.4	0.07%

Salaries and wages increased due to the additional labor hours required in part to accommodate in-store merchandising changes.    Competition for labor has also increased in the Company’s market area.

Repairs and maintenance increased due to more sophisticated equipment and updated lighting in our stores, and due also to a higher level of building maintenance.

Depreciation and amortization increased as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Advertising and promotion decreased from savings primarily in its print-related advertising.

Bank charges increased due to higher volume and per transaction costs of credit and debit card transactions.

Interest Expense. Interest expense totaled $23.0  million for the six-month period ended March 25, 2017 compared with  $23.2 million for the six-month period ended March 26, 2016.  Total debt decreased $31.2 million between March 2016 and March 2017.

Income Taxes. Income tax expense as a percentage of pre-tax income decreased to 35.5 % for the six-month period ended March 25, 2017 compared with 36.0% for the six-month period ended March 26, 2016.

Net Income. Net income totaled $23.0 million for the six-month period ended March 25, 2017 compared with $27.3 million for the six-month period ended March 26, 2016.  Net income, as a percentage of sales, was 1.2%  for the six months ended March 25, 2017 compared with 1.5% for the six months ended March 26, 2016.  Basic and diluted earnings per share for Class A Common Stock were $1.17 and $1.13,  respectively, for the six months ended March 25, 2017 compared to $1.39 and $1.35, respectively, for the six months ended March 26, 2016.  Basic and diluted earnings per share for Class B Common Stock were each $1.06 for the six months ended March 25, 2017 compared with $1.26 of basic and diluted earnings per share for the six months ended March 26, 2016.

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

Capital expenditures totaled $59.4 million for the six-month period ended March 25, 2017.  These capital expenditures focused on construction of stores that opened or are scheduled to open in fiscal 2017, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2017 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2017 capital expenditures will be dedicated to continued improvement of its store base and also include investment in stores expected to open in fiscal 2017 or 2018.  Additional capital expenditures will be used for technology improvements, upgrading existing stores, warehouse, and transportation equipment as well as improvements to the Company’s milk processing plant.

The Company expects that its net annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodels/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 25, 2017 totaled $8.9 million.

Liquidity

The Company generated net cash from operations of $65.5 million for the six months ended March 25, 2017 compared with $57.6 million for the comparable 2016 period. Most of the change is attributable to the timing of working capital expenditures over the comparative six-month periods.

Cash used by investing activities for the six-month period ended March 25, 2017 totaled $57.9 million, compared with $70.6 million for the comparable 2016 period.  Capital expenditures are lower in the current fiscal year period primarily due to the timing of expenditures on new buildings and store remodel projects.

Cash used by financing activities during the six-month period ended March 25, 2017 totaled $7.1 million compared with cash provided of $14.5 million for the comparable 2016 period.  During the current fiscal year, less funds were used for short-term borrowing to support working capital expenditures.  Long-term debt repayments were substantially the same over both six month periods.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in June 2018.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”).   The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at March 25, 2017.  The Company is not required to maintain compensating balances in connection with the Line.   At March 25, 2017, the Company had $7.2 million of borrowings outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 25, 2017, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $360 million of additional borrowings (including borrowings under the Line) as of March 25, 2017.

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

	Six Months Ended
	March 25,	March 26,
	2017	2016
All items	0.2%	0.0%
Food and beverages	0.1%	0.0%
Energy	0.8%	(1.7)%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 25, 2017, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2016. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 25, 2017.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2017.

No other change in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6. EXHIBITS

(a)	Exhibits

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 3, 2017	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 3, 2017	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer