Form 10-Q
period 2017-06-24
INGLES MARKETS INC
filed 2017-08-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON,  D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2017

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

As of July 31, 2017, the Registrant had 14,073,594 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,186,182 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 24, 2017 and September 24, 2016	3

Condensed Consolidated Statements of Income for the
Three Months Ended June 24, 2017 and June 25, 2016	4
Nine Months Ended June 24, 2017 and June 25, 2016	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 24, 2017 and June 25, 2016	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 24, 2017 and June 25, 2016	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

Part II — Other Information

Item 6. Exhibits	21

Signatures	24

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 24,	September 24,
	2017	2016
ASSETS
Current Assets:
Cash and cash equivalents	$8,019,291	$5,679,509
Receivables - net	63,506,903	61,735,387
Inventories	348,284,592	343,881,078
Other current assets	11,619,689	7,191,465
Total Current Assets	431,430,475	418,487,439
Property and Equipment – Net	1,252,736,772	1,247,881,773
Other Assets	21,895,019	20,109,087
Total Assets	$1,706,062,266	$1,686,478,299

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$37,113,397	$10,000,629
Accounts payable - trade	167,090,891	155,288,402
Accrued expenses and current portion of other long-term liabilities	61,069,611	76,315,606
Total Current Liabilities	265,273,899	241,604,637
Deferred Income Taxes	71,537,000	71,449,000
Long-Term Debt	833,625,300	866,473,465
Other Long-Term Liabilities	40,695,534	36,775,587
Total Liabilities	1,211,131,733	1,216,302,689
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,073,594 shares issued and outstanding June 24, 2017; 13,966,476 shares issued and outstanding at September 24, 2016	703,680	698,324
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,186,182 shares issued and outstanding June 24, 2017; 6,293,300 shares issued and outstanding at September 24, 2016	309,309	314,665
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	481,606,295	456,851,372
Total Stockholders’ Equity	494,930,533	470,175,610
Total Liabilities and Stockholders’ Equity	$1,706,062,266	$1,686,478,299

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 24,	June 25,
	2017	2016

Net sales	$984,397,728	$957,177,645
Cost of goods sold	747,263,567	724,323,504
Gross profit	237,134,161	232,854,141
Operating and administrative expenses	207,595,217	199,433,998
Gain (loss) from sale or disposal of assets	125,031	(1,555,179)
Income from operations	29,663,975	31,864,964
Other income, net	1,030,236	512,356
Interest expense	11,729,505	11,190,865
Income before income taxes	18,964,706	21,186,455
Income tax expense	7,438,000	8,518,000
Net income	$11,526,706	$12,668,455

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.58	$0.64
Diluted earnings per common share	$0.57	$0.63
Class B Common Stock
Basic earnings per common share	$0.53	$0.59
Diluted earnings per common share	$0.53	$0.59
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 24,	June 25,
	2017	2016

Net sales	$2,913,308,035	$2,832,603,557
Cost of goods sold	2,211,004,100	2,145,391,994
Gross profit	702,303,935	687,211,563
Operating and administrative expenses	616,914,673	589,654,137
Gain (loss) from sale or disposal of assets	1,493,009	(934,039)
Income from operations	86,882,271	96,623,387
Other income, net	2,469,684	1,652,297
Interest expense	34,761,917	34,393,394
Income before income taxes	54,590,038	63,882,290
Income tax expense	20,088,000	23,876,000
Net income	$34,502,038	$40,006,290

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.75	$2.03
Diluted earnings per common share	$1.70	$1.98
Class B Common Stock
Basic earnings per common share	$1.59	$1.85
Diluted earnings per common share	$1.59	$1.85
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 24,  2017 AND JUNE 25,  2016

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	40,006,290	40,006,290
Cash dividends	—	—	—	—	—	(9,744,056)	(9,744,056)
Common stock conversions	24,250	1,212	(24,250)	(1,212)	—	—	—
Balance, June 25, 2016	13,948,901	$697,445	6,310,875	$315,544	$12,311,249	$445,916,396	$459,240,634
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	34,502,038	34,502,038
Cash dividends	—	—	—	—	—	(9,747,115)	(9,747,115)
Common stock conversions	107,118	5,356	(107,118)	(5,356)	—	—	—
Balance, June 24, 2017	14,073,594	$703,680	6,186,182	$309,309	$12,311,249	$481,606,295	$494,930,533

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 24,	June 25,
	2017	2016
Cash Flows from Operating Activities:
Net income	$34,502,038	$40,006,290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	82,748,225	79,343,688
(Gain) loss from sale or disposal of assets	(1,493,009)	934,039
Receipt of advance payments on purchases contracts	3,736,862	3,195,887
Recognition of advance payments on purchases contracts	(1,719,541)	(2,454,998)
Deferred income taxes	88,000	7,322,000
Changes in operating assets and liabilities:
Receivables	(1,771,516)	(6,224,510)
Inventory	(4,403,514)	(3,201,948)
Other assets	(6,214,157)	1,988,751
Accounts payable and accrued expenses	1,174,389	(17,322,748)
Net Cash Provided by Operating Activities	106,647,777	103,586,451
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	2,150,638	686,480
Capital expenditures	(90,010,736)	(107,823,914)
Net Cash Used by Investing Activities	(87,860,098)	(107,137,434)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	354,457,462	577,982,521
Payments on short-term borrowings	(351,649,625)	(556,186,709)
Principal payments on long-term borrowings	(9,508,619)	(10,570,808)
Dividends paid	(9,747,115)	(9,744,056)
Net Cash (Used) Provided by Financing Activities	(16,447,897)	1,480,948
Net Increase (Decrease) in Cash and Cash Equivalents	2,339,782	(2,070,035)
Cash and cash equivalents at beginning of period	5,679,509	7,505,040
Cash and Cash Equivalents at End of Period	$8,019,291	$5,435,005

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 24,  2017 and June 25,  2016

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 24,  2017, the results of operations for the three-month and nine-month periods ended June 24,  2017 and June 25,  2016, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 24,  2017 and June 25,  2016. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24,  2016 filed by the Company under the Securities Exchange Act of 1934 on December 16, 2016.

The results of operations for the three-month and nine-month periods ended June 24,  2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $508,000 at June 24, 2017 and $358,000 at September 24, 2016.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 24,	September 24,
	2017	2016
Property, payroll and other taxes payable	$15,696,394	$18,883,819
Salaries, wages and bonuses payable	26,257,817	28,159,164
Self-insurance liabilities	13,319,201	14,083,047
Interest payable	2,380,892	12,406,614
Other	3,415,307	2,782,962
	$61,069,611	$76,315,606

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance liabilities totaled $35.3 million and $35.9 million at June 24, 2017 and September 24, 2016, respectively.  Of this amount, $13.3 million is accounted for as a current liability and $22.0 million as a long-term liability, which is inclusive of $5.1 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 24, 2017.   At September 24, 2016, $14.1 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.0 million and $7.7 million for the three-month periods ended June 24, 2017 and June 25, 2016, respectively. For the nine-month periods ended June 24, 2017 and June 25, 2016, employee insurance expense, net of employee contributions, totaled $24.4 million and $26.8 million, respectively.

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

The Company has $175.0 million line of credit (the “Line”) that matures June 2018.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at June 24, 2017.  The Company is not required to maintain compensating balances in connection with the Line. At June 24, 2017, the Company had $2.8 million of borrowings outstanding under the line.

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

The Line and approximately $25.1 million of secured borrowing mature in June 2018.  The Company is in the process of renewing or refinancing these obligations and expects to complete the process well before the contractual maturity dates.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at June 24, 2017.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 13, 2017 to stockholders of record on April 6, 2017.

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

	Three Months Ended		Nine Months Ended
	June 24, 2017		June 24, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,234,965	$3,291,741	$24,563,248	$9,938,790
Conversion of Class B to Class A shares	3,291,741	—	9,938,790	—
Net income allocated, diluted	$11,526,706	$3,291,741	$34,502,038	$9,938,790

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,072,598	6,187,178	14,025,733	6,234,043
Conversion of Class B to Class A shares	6,187,178	—	6,234,043	—
Weighted average shares outstanding, diluted	20,259,776	6,187,178	20,259,776	6,234,043

Earnings per share
Basic	$0.58	$0.53	$1.75	$1.59
Diluted	$0.57	$0.53	$1.70	$1.59

The per share amounts for the third quarter of fiscal 2016 and the nine months ended June 25, 2016 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 25, 2016		June 25, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,973,689	$3,694,766	$28,317,738	$11,688,552
Conversion of Class B to Class A shares	3,694,766	—	11,688,552	—
Net income allocated, diluted	$12,668,455	$3,694,766	$40,006,290	$11,688,552

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,944,818	6,314,958	13,932,356	6,327,420
Conversion of Class B to Class A shares	6,314,958	—	6,327,420	—
Weighted average shares outstanding, diluted	20,259,776	6,314,958	20,259,776	6,327,420

Earnings per share
Basic	$0.64	$0.59	$2.03	$1.85
Diluted	$0.63	$0.59	$1.98	$1.85

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Revenues from unaffiliated customers:
Grocery	$341,442	$337,030	$1,044,531	$1,046,616
Non-foods	212,322	207,575	625,890	608,601
Perishables	265,828	257,799	770,350	753,027
Gasoline	129,569	120,347	366,175	321,049
Total Retail	949,161	922,751	2,806,946	2,729,293
Other	35,237	34,427	106,362	103,311
Total revenues from unaffiliated customers	$984,398	$957,178	$2,913,308	$2,832,604

Income from operations:
Retail	$25,350	$28,031	$74,947	$84,669
Other	4,314	3,834	11,935	11,954
Total income from operations	$29,664	$31,865	$86,882	$96,623

	June 24,	September 24,
	2017	2016
Assets:
Retail	$1,574,392	$1,555,319
Other	133,293	133,574
Elimination of intercompany receivable	(1,623)	(2,415)
Total assets	$1,706,062	$1,686,478

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 24, 2017 and June 25, 2016, respectively, the fluid dairy operation had $10.6 million and $10.1 million in sales to the grocery sales operation. The fluid dairy operation had $33.9 million and $32.4 million in sales to the grocery sales operation for the nine-month periods ended June 24, 2017 and June 25, 2016, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 24, 2017 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$686,000	Level 2
Facility Bonds	81,620	81,620	Level 2
Secured notes payable and other	86,311	86,311	Level 2
Line of credit payable	2,808	2,808	Level 2
Total debt	$870,739	$856,739

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 199 supermarkets in Georgia (70), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 24,  2017, the Company operated 103 in-store pharmacies and 97 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 24, 2017 the Company’s self-insurance liabilities totaled $35.3 million.  Of this amount, $13.3 million is accounted for as a current liability and $22.0 million as a long-term liability, which is inclusive of $5.1 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 24, 2017.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the nine-month period ended June 24, 2017.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $27.4 million and $29.5 million for the fiscal quarters ended June 24, 2017 and June 25, 2016, respectively.  For the nine-month periods ended June 24, 2017 and June 25, 2016, vendor allowances applied as a reduction of merchandise costs totaled $87.1 million and $88.0 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.2 million and $3.4 million for the fiscal quarters ended June 24, 2017 and June 25, 2016, respectively.  For the nine-month periods ended June 24, 2017 and June 25, 2016, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.3 million and $10.2 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 24, 2017 and June 25, 2016.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.    Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the three and nine-month periods ended June 24, 2017 and June 25, 2016, comparable store sales include 196 and 199 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.1%	24.3%	24.1%	24.3%
Operating and administrative expenses	21.1%	20.8%	21.2%	20.8%
Gain (loss) from sale or disposal of assets	—%	(0.2)%	0.1%	(0.1)%
Income from operations	3.0%	3.3%	3.0%	3.4%
Other income, net	0.1%	0.1%	0.1%	—%
Interest expense	1.2%	1.2%	1.2%	1.2%
Income tax expense	0.7%	0.9%	0.7%	0.8%
Net income	1.2%	1.3%	1.2%	1.4%

Three Months Ended June 24,  2017 Compared to the Three Months Ended June 25,  2016

Net income for the third quarter of fiscal 2017 totaled $11.5 million compared with $12.7 million for the third quarter of fiscal 2016.  Comparing the quarters, fiscal 2017 had higher sales and gross profit that were offset by higher expenses.

Net Sales. Net sales increased by $27.2 million, or 2.8% to $984.4 million for the three months ended June 24, 2017 from $957.2 million for the three months ended June 25, 2016.  Sales increased in each retail product category and in non-retail operations.  Comparing the third quarter of fiscal 2017 with the third quarter of fiscal 2016, gasoline sales dollars and gallons sold both increased approximately 3.8%.    Easter occurred in the third quarter of the current fiscal year, but occurred in the second quarter of fiscal 2016.  Excluding gasoline sales and the effect of extra Easter sales in this year’s third quarter, grocery comparable store sales increased 0.8%  over the comparative fiscal quarters.  Comparing the third quarters of fiscal year 2017 and 2016 (and excluding gasoline), the number of customer transactions was level and the average transaction size increased 2.0%.

Ingles operated 199 stores at June 24, 2017 and 201 stores at June 25, 2016. Retail square footage was approximately 11.2 million at June 24, 2017 and 11.1 million at June 25, 2016.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 24,	June 25,
	2017	2016
Grocery	$341,442	$337,030
Non-foods	212,322	207,575
Perishables	265,828	257,799
Gasoline	129,569	120,347
Total retail	$949,161	$922,751

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 24, 2017 are summarized as follows (dollars in thousands):

Total retail sales for the three months ended June 25, 2016	$922,751
Comparable store sales increase (including gasoline)	13,030
Effect of Easter in second quarter of fiscal 2016	7,084
Impact of stores opened in fiscal 2016 and 2017	11,473
Impact of stores closed in fiscal 2016 and 2017	(4,505)
Other	(672)
Total retail sales for the three months ended June 24, 2017	$949,161

Gross Profit. Gross profit for the three-month period ended June 24, 2017 increased $4.2  million, or 1.8%, to $237.1 million, or 24.1%  of sales, compared with  $232.9 million, or 24.3% of sales, for the three-month period ended June 25,  2016.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales decreased 64 basis points in the third quarter of fiscal 2017 compared with the same fiscal 2016 period.  Gasoline gross profit dollars were higher for the quarter ended June 24, 2017 compared with the quarter ended June 25, 2016.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.2 million, or 4.1%, to $207.6 million for the three months ended June 24, 2017, from $199.4 million for the three months ended June 25,  2016.   As a percentage of sales, operating and administrative expenses were 21.1%  for the three months ended June 24,  2017 compared with 20.8% for the three months ended June 25,  2016.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.1% and 23.6% of sales for the third fiscal quarter of 2017 and 2016, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$3.6	0.37%
Repairs and maintenance	$1.3	0.14%
Depreciation and amortization	$1.0	0.10%
Store supplies	$0.9	0.09%

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

Store supplies increased due to stocking of new stores and changes in the mix of products sold.

Gain or Loss from Sale or Disposal of Assets. Gain from Sale or Disposal of Assets was $0.1 million for the June 2017 quarter compared with a loss of $1.6 million for the June 2016 quarter. During the June 2016 quarter, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.

Interest Expense. Interest expense increased $0.5 million for the three-month period ended June 24, 2017 to $11.7 million from $11.2 million for the three-month period ended June 25, 2016.  Total debt at June 2017 was $870.7 million compared to $898.2 million at June 2016.  The London Interbank Offering Rate (“LIBOR”) has increased over the past twelve months, resulting in higher interest expense on the Company’s floating rate debt.

Income Taxes. Income tax expense as a percentage of pre-tax income was 39.2% for the June 2017 quarter, compared with 40.2% for the June 2016 quarter.  During the third quarter of each fiscal year, the Company reconciles estimated prior year tax expense to actual tax returns filed during the quarter.  This process increased tax expense during both the current fiscal quarter and last year’s third fiscal quarter.

Net Income. Net income totaled $11.5 million and $12.7 million for the three-month periods ended June 24, 2017 and June 25, 2016, respectively.  Basic and diluted earnings per share for Class A Common Stock were $0.58 and $0.57, respectively for the June 2017 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.53 for the June 2017 quarter.  Basic and diluted earnings per share for Class A Common Stock were $0.64 and $0.63, respectively for the June 2016 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.59 for the June 2016 quarter.

Nine Months Ended June 24,  2017 Compared to the Nine Months Ended June 25,  2016

Net income for the first nine months of fiscal 2017 totaled $34.5 million compared with net income of $40.0 million for the nine-month fiscal 2016 period.  Total sales and gross profit increased, but expenses increased to a higher degree.

Net Sales.  Net sales totaled $2.91 billion and $2.83 billion for the nine month periods ended June 24, 2017 and June 25, 2016, respectively.  The sales increase was broad-based across the Company’s retail product categories and non-retail operations.  Retail gasoline prices, gallons sold, and sales dollars were higher in the June 2017 nine-month period compared with the same period last year.

Grocery segment comparable store sales, excluding the effect of gasoline increased 0.8%.  The number of customer transactions (excluding gasoline) increased 0.8%, while the average transaction size (excluding gasoline) increased by 0.5%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 24,	June 25,
	2017	2016
Grocery	$1,044,531	$1,046,616
Non-foods	625,890	608,601
Perishables	770,350	753,027
Gasoline	366,175	321,049
Total retail	$2,806,946	$2,729,293

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 24, 2017 can be summarized as follows (dollars in thousands):

Total retail sales for the nine months ended June 25, 2016	$2,729,293
Comparable store sales increase (including gasoline)	57,397
Impact of stores opened in fiscal 2016 and 2017	28,517
Impact of stores closed in fiscal 2016 and 2017	(7,534)
Other	(727)
Total retail sales for the nine months ended June 24, 2017	$2,806,946

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

Gross Profit. Gross profit for the nine months ended June 24, 2017 increased $15.1 million, or 2.2%, to $702.3 million compared with $687.2 million, for the nine months ended June 25, 2016.  As a percentage of sales, gross profit totaled 24.1% for the nine months ended June 24, 2017 and 24.3% for the nine months ended June 25, 2016.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales decreased five basis points in the first three quarters of fiscal 2017 compared with the same fiscal 2016 period.  Gasoline gross profit dollars were higher for the nine months ended June 24, 2017 compared with the nine months ended June 25, 2016.

Operating and Administrative Expenses. Operating and administrative expenses increased $27.2 million, or 4.6%, to $616.9 million for the nine months ended June 24, 2017, from $589.7 million for the nine months ended June 25, 2016.  As a percentage of sales, operating and administrative expenses were 21.2% for the June 2017 nine-month period compared with 20.8% for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.0%  and 23.3% of sales for the nine-month fiscal 2017 and 2016 periods, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$17.1	0.59%
Repairs and maintenance	$3.7	0.13%
Depreciation and amortization	$3.3	0.11%
Bank charges	$1.8	0.06%

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

Gain or loss from sale or disposal of assets.  Gain from Sale or Disposal of Assets was $1.5 million for the June 2017 nine month period compared with a loss of $0.9 million for the June 2016 nine month period. During the June 2017 nine month period the Company realized gains on disposal of various real and personal property.  During the June 2016 nine month period, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.

Interest Expense. Interest expense increased $0.4 million to $34.8 million for the nine months ended June 24, 2017 from $34.4 million for the nine months ended June 25, 2016.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.8% in the June 2017 nine-month period compared to 37.4% in the June 2016 nine-month period.

Net Income. Net income totaled $34.5 million for the nine-month period ended June 24, 2017.  Basic and diluted earnings per share for Class A Common Stock were $1.75 and $1.70, respectively, for the June 2017 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.59 for the June 2017 nine-month period.  Net income totaled $40.0 million for the nine-month period ended June 25, 2016.  Basic and diluted earnings per share for Class A Common Stock were $2.03 and $1.98, respectively, for the June 2016 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.85 for the June 2016 nine-month period.

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

Capital expenditures totaled $90.0 million for the nine-month period ended June 24, 2017.  These capital expenditures focused on construction of stores that opened in 2017 or will open in fiscal 2018, the addition of fuel centers and smaller scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2017 include investments of approximately $100 to $140 million.  The majority of the Company’s fiscal 2017 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2018 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $19.9 million at June 24, 2017.

Liquidity

The Company generated net cash from operations of $106.6 million in the June 2017 nine-month period compared to $103.6 million for the comparable 2016 period.  The June 2017 nine-month period had lower net income than the June 2016 nine-month period.

Cash used by investing activities for the nine-month period ended June 24, 2017 totaled $87.9 million, compared with cash used of $107.1 million for the nine-month period ended June 25, 2016.  During the fiscal 2017 period, capital expenditures were lower than in the prior fiscal year period.

The Company used $16.4 million for financing activities for the nine months ended June 24, 2017 compared with $1.5 million of cash provided by financing activities for the nine months ended June 25, 2016.  The year over year change is attributable to higher line of credit usage to finance a higher level of capital expenditures in the prior fiscal year.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175 million line of credit (the “Line”) that matures in June 2018.

The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at June 24, 2017.  The Company is not required to maintain compensating balances in connection with this Line.  At June 24, 2017, the Company had $2.8 million of borrowings outstanding under the line.

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

The Line and approximately $25.1 million of secured borrowing mature in June 2018.  The Company is in the process of renewing or refinancing these obligations and expects to complete the process well before the contractual maturity dates.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 24, 2017, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $365 million of additional borrowings (including borrowings under the Line) as of June 24, 2017.

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

	Three Months Ended
	June 24,	June 25,
	2017	2016
All items	0.0%	0.3%
Food and beverages	1.3%	0.0%
Energy	1.1%	2.0%

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 24, 2017, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2016.   After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 24, 2017.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 2, 2017	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 2, 2017	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer