Form 10-K
period 2017-09-30
INGLES MARKETS INC
filed 2017-12-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30,  2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,”  “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒.

As of March 25,  2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 25,  2017, was approximately $619 million.  As of December 4, 2017, the registrant had 14,114,044 shares of Class A Common Stock outstanding and 6,145,732 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 30, 2017

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects,  plans and objectives of management, are forward‑looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation;
•	the Company’s ability to successfully implement our expansion and operating strategies;
•	pricing pressures and other competitive factors;
•	sudden or significant changes in the availability of gasoline and retail gasoline prices;
•	the maturation of new and expanded stores;
•	general concerns about food safety;
•	the Company’s ability to manage technology and data security;
•	the availability and terms of financing;
•	increases in costs, including food, utilities, labor and other goods and services significant to the Company’s operations;
•	success or failure in the ownership and development of real estate;
•	changes in the laws and government regulations applicable to the Company;
•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 199 supermarkets in Georgia (70), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

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

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 60%  of the goods the Company sells.  The remaining 40%  is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80%  of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 74%  of its products to other retailers, food service distributors and grocery warehouses in 14 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations. The Company owns 156 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations. The Company also owns 18 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011. He was succeeded as Chief Executive Officer by his son, Robert P. Ingle II.  In March 2016, James W. Lanning was named Chief Executive Officer and Mr. Ingle II retained his title of Chairman of the Board.  Mr. Ingle II remains actively involved in the Company’s daily operations.

As of September 30, 2017, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 76% of the combined voting power and 28% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became a publicly traded company in September 1987. The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2017		2016		2015

Revenues from unaffiliated customers:
Grocery	$1,424.9		$1,392.3		$1,387.2
Non-foods	858.4		817.2		769.2
Perishables	1,061.6		1,011.7		981.2
Gasoline	515.8		435.6		498.2
Total retail	3,860.7	96.5%	3,656.8	96.4%	3,635.8	96.2%
Other	142.0	3.5%	138.2	3.6%	142.8	3.8%
	$4,002.7	100.0%	$3,795.0	100.0%	$3,778.6	100.0%
Income from operations:
Retail	$112.0	87.6%	$112.9	87.8%	$126.1	90.6%
Other	15.9	12.4%	15.7	12.2%	13.1	9.4%
	127.9	100.0%	128.6	100.0%	139.2	100.0%
Other income, net	3.8		2.3		2.3
Interest expense	47.4		46.3		47.0
Income before income taxes	$84.3		$84.6		$94.5

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and rural communities. At September 30, 2017, the Company operated 190 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2017	2016	2015	2017	2016	2015
North Carolina	70	70	71	41%	41%	41%
South Carolina	36	36	36	18%	18%	18%
Georgia	70	71	71	33%	33%	33%
Tennessee	21	21	20	8%	8%	8%
Virginia	1	2	2	—	—	—
Alabama	1	1	1	—	—	—
	199	201	201	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s “one-stop” shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 30, 2017, the Company operated 103 pharmacies and 97 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2017	2016	2015	2014	2013
Weighted Average Sales Per Store (000’s) (1)	$19,133	$18,107	$18,003	$18,267	$17,728
Total Square Feet at End of Year (000’s)	11,173	11,117	11,049	11,063	11,076
Average Total Square Feet per Store	56,146	55,310	54,974	54,770	54,561
Average Square Feet of Selling Space per Store (2)	39,302	38,717	38,482	38,339	38,193
Weighted Average Sales per Square Foot of Selling Space (1) (2)	494	471	470	476	465

(1)

Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.  The decrease in weighted average sales per square foot of selling space in fiscal years 2015 and 2016 is attributable to significantly lower gasoline prices.  Gasoline prices increased in fiscal year 2017.

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.   Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that offer a “one-stop” shopping experience.  The Company operates fuel stations at 97 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery, produce and meat departments to provide customers with easy meal alternatives that they can eat at home or in the store. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, international foods, fried chicken and other entrees, sandwiches, pre-packaged salads, sushi, cut fruit and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service selections. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers salad, chicken wing and olive bars, an expanded offering of cheeses, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

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

Purchasing and Distribution

The Company currently supplies approximately 60%  of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 176 tractors and 753 trailers that the Company operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty) and by providing freight services for Milkco and for independent third parties.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2017	2016	2015	2014	2013
Number of Stores:
Opened (1)	2	1	1	1	1
Closed (1)	4	1	2	2	1
Stores open at end of period	199	201	201	202	203
Size of Stores:
Less than 30,000 sq. ft.	14	15	15	15	15
30,000 up to 41,999 sq. ft.	36	38	39	39	39
42,000 up to 51,999 sq. ft.	22	23	24	25	26
At least 52,000 sq. ft.	127	125	123	123	123
Average store size (sq. ft.)	56,146	55,310	54,974	54,770	54,561

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America  N.V..), The Kroger Co., Publix Super Markets, Inc., Target Corporation, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers (physical and online) and by restaurants.

Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety and store condition.

The Company believes its competitive advantages include convenient locations, the quality of service it provides its customers, competitive pricing, product variety, quality and a pleasant shopping environment, which is enhanced by its ongoing modernization program.

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

Employees and Labor Relations

At September 30, 2017, the Company had approximately 25,000 non-union employees, of which 92% were supermarket personnel. Approximately 62%  of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.

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

At September 30, 2017, the Company had total consolidated indebtedness for borrowed money of $877.9 million and $165.5 million available under a $175.0  million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

•	it may be difficult for the Company to satisfy its obligations under its existing credit facilities and its other indebtedness and commitments;

•

the Company is required to use a portion of its cash flow from operations to pay interest and principal on its current and future indebtedness, which may require the Company to reduce funds available for other purposes;

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 76% of the combined voting power of all classes of the Company’s capital stock as of September 30, 2017.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company could be significantly affected by requirements of the Affordable Care Act.  The enacted provisions of the Affordable Care Act did not have a significant impact on the Company’s financial statements for the three fiscal years ended September 30, 2017.

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

The Company has implemented procedures to protect its information technology systems and data necessary to conduct ongoing operations.  The Company cannot however, be certain that all of these systems and data are entirely free from vulnerability to attack.

Compliance with tougher privacy and information security laws and standards, including protection of customer debit and credit card information, may result in higher investments in technology and changes to operational processes.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 97 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Fluctuating fuel costs could adversely affect the Company’s operating costs which depend on fuel for the Company’s fleet of tractors and trailers which distribute goods from the Company’s distribution facility and for the Company’s fluid dairy operations.

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

The supermarket industry is highly competitive and continues to be characterized by intense price competition, increasing fragmentation of retail formats, entry of non-traditional competitors (both physical and online) and market consolidation. Furthermore, some of the Company’s competitors have greater financial resources and could use these financial resources to take measures, such as altering product mix, reducing prices, home/in-store fulfillment, or online ordering which could adversely affect the Company’s competitive position.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 156 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant. The Company also owns 18 undeveloped sites which are suitable for a free-standing store or shopping center development.    The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.4 million square feet of leasable space, of which 3.4 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	16
50,000 – 100,000 square feet	29
More than 100,000 square feet	28
Total	73

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

Leased Properties

The Company operates supermarkets at 43 locations leased from various unaffiliated third parties.  Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from  0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $2.78 to $7.68 per square foot. During fiscal 2017,  2016 and 2015, the Company paid a total of $12.6 million, $12.7 million and $13.1 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 30, 2017, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2017-2029	5
2030-2044	1
2045 or after	37

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

As of December 4, 2017, there were approximately 434 holders of record of the Company’s Class A Common Stock and 127 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2017 Fiscal Year	High	Low
First Quarter (ended December 24, 2016)	$51.70	$38.33
Second Quarter (ended March 25, 2017)	$49.80	$43.15
Third Quarter (ended June 24, 2017)	$47.55	$31.65
Fourth Quarter (ended September 30, 2017)	$33.75	$20.90

2016 Fiscal Year	High	Low
First Quarter (ended December 26, 2015)	$56.43	$42.20
Second Quarter (ended March 26, 2016)	$44.08	$32.14
Third Quarter (ended June 25, 2016)	$40.90	$33.68
Fourth Quarter (ended September 24, 2016)	$40.54	$36.41

On December 4, 2017, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $29.40 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 33 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2017 and fiscal 2016, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 19, 2017 to common stockholders of record on October 12, 2017.  For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business.  The 2017 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.     The 2017 peer group formerly included Whole Foods Markets, Inc. prior to their acquisition in 2017 by Amazon.com, Inc.

The comparisons cover the five-years ended September 30, 2017 and assume that $100 was invested after the close of the market on September 29, 2012, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2013	2014	2015	2016	2017
Ingles Markets, Incorporated Class A Common Stock	$186.68	$162.01	$304.12	$269.06	$182.16
S&P 500 Comprehensive – Last Trading Day Index	$119.34	$142.89	$142.02	$163.93	$194.44
2017 Peer Group	$175.98	$196.09	$244.04	$243.22	$182.89

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 29, 2012.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2017	2016	2015	2014	2013(1)
Net Sales	$4,002,700	$3,794,977	$3,778,644	$3,835,986	$3,738,540
Net Income	53,874	54,189	59,353	51,426	20,796
Diluted Earnings per Common Share
Class A	$2.66	$2.68	$2.93	$2.28	$0.87
Class B	2.49	2.50	2.74	2.14	0.85
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66	$0.66	$1.32
Class B	0.60	0.60	0.60	0.60	1.20

(1) Fiscal 2013 net income and diluted earnings per share reduced by $43.1 million ($26.2 million net of tax) of debt extinguishment costs.

	Selected Balance Sheet Data at September
	(in thousands)
	2017	2016	2015 (2)	2014 (2)	2013 (2)
Current Assets	$445,840	$418,487	$423,746	$405,009	$425,965
Property and Equipment, net	1,265,112	1,247,882	1,211,458	1,218,607	1,212,132
Total Assets	1,733,306	1,686,478	1,654,828	1,638,757	1,650,383
Current Liabilities, including Current Portion of Long-Term Debt	245,563	241,605	251,960	249,462	250,011
Long-Term Liabilities, net of Current Portion (1)	906,772	903,249	909,247	944,274	910,962
Stockholders’ Equity	511,052	470,176	428,978	382,602	410,639

(1)	Excludes long-term deferred income tax liability.
(2)	Restated to reflect retrospective adoption of new accounting pronouncement affecting debt issuance costs and deferred tax assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates  199 supermarkets in Georgia (70), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 30, 2017, the Company operated 103 in-store pharmacies and 97 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self-insurance reserves totaled $35.5 million and $35.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 30, 2017 and September 24, 2016, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.8 million both at September 30,  2017 and September 24, 2016.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $116.6 million, $115.8 million and $115.8 million for the fiscal years ended September 30,

2017, September 24,  2016 and September 26,  2015, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.8 million, $13.5 million, and $14.3 million for the fiscal years ended September 30,  2017, September 24,  2016 and September 26,  2015, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal year ended September 30,  2017 consisted of 53 weeks of operations.  The consolidated statements of income for the fiscal years ended, September 24,  2016 and September 26,  2015,  each consisted of 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 30,  2017 and September 24,  2016 comparable store sales include 197 and 199  stores, respectively. Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was approximately 36,000 for the fiscal year ended September 30, 2017 and insignificant for the fiscal year ended September 24,  2016.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Gross profit	24.1	24.4	23.6
Operating and administrative expenses	20.9	21.0	20.0
Gain from sale or disposal of assets	—	—	0.1
Income from operations	3.2	3.4	3.7
Other income, net	0.1	—	0.1
Interest expense	1.2	1.2	1.2
Income before income taxes	2.1	2.2	2.5
Income taxes	0.8	0.8	0.9
Net income	1.3	1.4	1.6

Fiscal Year Ended September 30,  2017 Compared to the Fiscal Year Ended September 24,  2016

Net income for the fiscal year ended September 30,  2017 was $53.9 million, compared with net income of  $54.2 million for the fiscal year ended September 24,  2016.  Comparisons of fiscal year 2017 to fiscal year 2016 are affected by the difference in the number of weeks in each year.  Fiscal year 2017 contained 53 weeks while fiscal year 2016 consisted of 52 weeks.  Fiscal year 2017 sales increased even after consideration of the additional week, but non-gasoline gross margin decreased slightly.

Labor continued to tighten in the Company’s market area in fiscal 2017, which contributed to increased operating expenses in total and as a percent of sales.  During fiscal 2017 the Company’s capital expenditures for expansion and modernization of its store base continued to be higher than most of the previous few years, a trend that was begun in fiscal year 2016.  This expansion also has an impact on ongoing operating costs for labor and equipment service.

Net Sales. Net sales for the fiscal year ended September 30, 2017 totaled $4.00 billion, compared with $3.79 billion for the fiscal year ended September 24,  2016.

In fiscal years with 53 weeks, such as fiscal 2017, management analyzes comparable store sales for the 53 weeks of the year with the corresponding 53 calendar weeks of the previous year.  On this basis, retail comparable sales excluding gasoline increased 1.5% during fiscal 2017 compared with 2016 on a 53-week basis.  The number of transactions (excluding gasoline) increased 0.8% while the average transaction size (excluding gasoline) increased by 1.1%.  Comparing fiscal 2017 with 2016 on a 53-week basis, gasoline gallons increased 4.5% and per gallon gasoline prices increased 11.6%.

Sales by product category for the fiscal years ended September 30,  2017 and September 24,  2016, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2017	2016
Grocery	$1,424,891	$1,392,311
Non-foods	858,409	817,161
Perishables	1,061,560	1,011,749
Gasoline	515,857	435,578
Total retail grocery	$3,860,717	$3,656,799

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 30,  2017 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 24, 2016	$3,656,799
Comparable store sales increase	114,123
Impact of stores closed in fiscal 2017 and 2016	(14,725)
Sales growth stores opened fiscal 2017 and 2016	36,740
Effect of 53rd week in fiscal 2017	71,883
Other	(4,103)
Total retail grocery sales for the fiscal year ended September 30, 2017	$3,860,717

In addition to capital improvements to the store base, increased fiscal 2017 sales resulted from the introduction of new products, product presentation within the stores, effective promotions and cost competitiveness.  The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) also contributes to the increase in net sales and comparable store sales.  Information obtained from holders of the Ingles Advantage Card assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

The Company expects non-gasoline sales will be higher in the 2018 fiscal year compared with fiscal 2017.  The Company anticipates adding one or more  new stores in fiscal 2018 and expects to benefit from recent interior improvements to a number of existing stores, and the addition of fuel centers.  Fiscal 2018 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices, general economic conditions and changing customer preferences for purchasing items sold by the Company.

Gross Profit. Gross profit for the fiscal year ended September 30, 2017 increased $39.2 million, or 4.2%, to $963.6 million compared with $924.4 million for the fiscal year ended September 24,  2016. As a percentage of sales, gross profit totaled 24.1%  for the fiscal year ended September 30,  2017 and 24.4% for the fiscal year ended September 24,  2016.

The increase in grocery segment gross profit dollars was primarily due to the higher sales volume and the impact of the 53rd week in fiscal 2017. Grocery segment gross profit as a percentage of total sales (excluding gasoline) decreased 8 basis points in fiscal 2017 compared with fiscal 2016.  The gross margin decrease was primarily due to competitive factors, which offset a favorable change in the mix of products sold.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $42.5 million, or 5.4%, to $837.1 million for the fiscal year ended September 30,  2017, from $794.6 million for the fiscal year ended September 24,  2016. As a percentage of sales, operating and administrative expenses were 20.9%  for both fiscal years 2017 and 2016.   Excluding

gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 23.8%  for fiscal 2017 compared with 23.5% for fiscal 2016.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$27.4	0.68%
Depreciation and amortization	$4.5	0.11%
Repairs and maintenance	$4.1	0.10%
Bank charges	$3.0	0.08%
Taxes and licenses	$2.5	0.06%

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

Loss or gain from Sale or Disposal of Assets. Gains from sale or disposal of assets totaled $1.5 million for fiscal 2017 compared with losses of $1.2 million for fiscal 2016.  There were no individually significant gains during fiscal 2017.  During fiscal 2016, the Company demolished certain buildings for redevelopment into larger and improved store or tenant space.  None of these transactions were individually significant.

Other Income, Net. Other income, net totaled $3.8 million and $2.4 million for the fiscal years ended September 30,  2017 and September 24,  2016, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense increased $1.1 million for the fiscal year ended September 30,  2017 to $47.4 million from $46.3 million for the fiscal year ended September 24,  2016.  Total debt was $877.9 million at the end of fiscal 2017 compared with $876.5 million at the end of fiscal 2016.  Market interest rates increased during fiscal 2017, which affected interest expense on the Company’s floating rate debt.  During the latter part of fiscal 2017, the Company renegotiated or refinanced some of its debt at lower base rates and more favorable terms.

Income Taxes. Income tax expense as a percentage of pre-tax income was 36.1%  for the 2017 fiscal year compared with 36.0% for the 2016 fiscal year.  There were no significant changes in major components of tax expense between fiscal years 2017 and 2016.  Cash income taxes paid by the Company increased in fiscal 2017 compared with fiscal 2016 due to the reversal of taxes deferred in prior years.

Net Income. Net income totaled $53.9 million for the fiscal year ended September 30,  2017 compared with net income of $54.2 million for the fiscal year ended September 24,  2016.  Basic and diluted earnings per share for Class A Common Stock were $2.74 and $2.66,  respectively, for the fiscal year ended September 30,  2017 compared with $2.75 and $2.68, respectively, for the fiscal year ended September 24,  2016.    Basic and diluted earnings per share for Class B Common Stock were each $2.49 for the fiscal year ended September 30,  2017 compared with $2.50 of basic and diluted earnings per share for the fiscal year ended September 24,  2016.

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

Liquidity and Capital Resources

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and will continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.  The Company also believes that the warehouse and distribution facility completed during fiscal 2012 has lowered its overall distribution costs and improved product availability in its stores.

Capital expenditures totaled $127.7 million and $137.6 million for fiscal 2017 and 2016, respectively.  Major capital expenditures include the following:

	2017	2016
New stores	2	1
Store sites/land parcels purchased	2	2
Fuel stations added	4	5

 (including those added at new or replacement stores)

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2018 include investments of approximately $100 to $140 million. The majority of the Company’s fiscal 2018 capital expenditures will be dedicated to continued improvement of its store base and will include construction of one or more new/remodeled stores.  Fiscal 2018 capital expenditures will also include investments in stores expected to open in fiscal 2019 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.04 billion, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 30,  2017 totaled $12.2 million.

Liquidity

The Company generated $156.3 million of cash from operations in fiscal 2017 compared with $159.0 million for fiscal 2016.  The primary reasons for the slight decrease were changes in net working capital.

Cash used by investing activities for fiscal 2017 totaled $125.4 million compared with $136.9 million for fiscal 2016.  The Company’s most significant investing activity is capital expenditures.  Comparing fiscal year 2017 with fiscal year 2016, capital expenditures were lower and proceeds from asset sales were higher.

During fiscal 2017, the Company’s net financing activities of $12.7 million consisted primarily of dividends.   During fiscal 2016,  the Company’s net financing activities of $24.0 million consisted primarily of dividends and debt reduction.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  During fiscal 2017, the Line was renewed and the maturity date extended from June 2018 to September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at September 30,  2017.  The Company is not required to maintain compensating balances in connection with the Line.      At September 30, 2017, the Company had no borrowing outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until June 2021, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 began on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to June 30, 2021.

During fiscal 2017, the Company refinanced approximately $60 million secured borrowing obligations that were scheduled to mature in fiscal years 2018-2020 with obligations maturing in fiscal 2027.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 30,  2017, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $426 million of additional borrowings (including borrowings under the Line) as of September 30,  2017.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 30,  2017:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$877,870	$12,211	$25,909	$85,667	$754,083
Scheduled interest on long-term debt (1)	262,890	45,420	89,782	85,923	41,765
Advance payments on purchase contracts	3,185	917	856	856	556
Operating leases	64,135	10,799	17,898	10,773	24,665
Construction commitments	12,159	12,159	—	—	—
Total	$1,220,239	$81,506	$134,445	$183,219	$821,069

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 30,  2017.

The Company has entered supply contracts to provide approximately 70% of the fuel sold in its fuel centers.  Pricing is based on certain market indices at the time of purchase.  The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

Amounts available to the Company under commercial commitments as of September 30,  2017, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$165,465	$—	$—	$165,465	$—
Letters of credit-standby	9,535	9,535	—	—	—
Potential commercial commitments	$175,000	$9,535	$—	$165,465	$—

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

	Twelve Months Ended
	September 30,	September 24,
	2017	2016
All items	2.2%	1.5%
Food and beverages	1.2%	(0.3)%
Energy	10.1%	(2.9)%

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

•	Traditional supermarket products will be acquired by customers in new and diverse ways, including online ordering, home delivery and pre-picked for customer pickup.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 30,  2017 and September 24,  2016, respectively (in thousands):

September 30, 2017	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$7,117	$7,688	$7,761	$7,840	$7,921	$41,244	$79,571	$79,571
Average year-end interest rate	2.93%	2.92%	2.93%	2.93%	2.93%	2.93%	2.93%
Long-term debt, fixed interest rate	$1,832	$1,912	$1,996	$2,083	$2,174	$13,903	$23,900	$23,900
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$68,030	$—	$—	$81,620	$81,620
Average year-end interest rate	2.61%	2.61%	2.61%	2.61%	—%	—%	2.61%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$682,500
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

September 24, 2016	2017	2018	2019	2020	2021	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average year-end variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$4,969	$43,222	$1,483	$6,708	$1,178	$15,197	$72,757	$72,757
Average year-end interest rate	3.14%	3.32%	3.12%	3.43%	2.98%	2.98%	3.23%
Long-term debt, fixed interest rate	$1,805	$1,888	$1,957	$2,028	$2,102	$15,892	$25,672	$25,672
Average interest rate	3.80%	3.80%	3.80%	3.80%	3.80%	3.80%	3.80%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$68,030	$—	$86,150	$86,150
Average year-end interest rate	2.11%	2.11%	2.11%	2.11%	2.11%	—%	2.11%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$722,750
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

The Company has not typically utilized financial or derivative instruments for trading or other speculative purposes, nor has it typically utilized leveraged financial instruments. In the future, the Company may consider derivative instruments such as interest rate swaps to manage its overall interest rate risk.  On the basis of the fair value of the Company’s market sensitive instruments at September 30,  2017, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30,  2017, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 30, 2017.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 30,  2017 using the criteria described in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 30, 2017, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

Except as disclosed in the Company’s Form 10-Q for the quarterly period ended December 24, 2016, there has been no change during the Company’s fiscal year ended September 30, 2017 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2018 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 30,  2017.

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

PART IV

 Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 30, 2017 and September 24, 2016;

•	Consolidated Statements of Income for the years ended September 30, 2017, September 24, 2016, and September 26, 2015;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2017, September 24, 2016, and September 26, 2015;

•	Consolidated Statements of Cash Flows for the years ended September 30, 2017, September 24, 2016, and September 26, 2015;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

3. Exhibits

(b)Exhibits:

3.1

Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference). (Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T.)

3.2

Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.3

Articles of Amendment to Articles of Incorporation of Ingles Markets, Incorporated dated February 14, 2012 (included as Exhibit 3.3 to Ingles Markets, Incorporated Quarterly Report on Form 10-Q for the fiscal quarter ended March 24, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

3.4

Amended and Restated By-Laws of Ingles Markets, Incorporated (included as Exhibit 99.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on August 30, 2007 and incorporated herein by this reference).

4.1

Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, (filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T) and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

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

10.3

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

10.4

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

10.5

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

10.12

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

10.13 *

Seventh Amendment to the Credit Agreement dated as of September 27, 2017, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto.

21.1

Subsidiaries of Ingles Markets, Incorporated (included as Exhibit 21.1 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1*	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2*	Certification by Chief Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 30,  2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

*  Filed herewith.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 30, 2017 and September 24, 2016, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the index at Item 15 (a). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Ingles Markets, Incorporated and subsidiaries at September 30, 2017 and September 24, 2016, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 6, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 6, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ingles Markets, Incorporated
Black Mountain, North Carolina

We have audited Ingles Markets, Incorporated’s and subsidiaries’ (the “Company’s”) internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company has maintained effective internal control over financial reporting as of September 30, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated financial statements and financial statement schedule as of and for the year ended September 30, 2017 of the Company and our report dated December 6, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 6, 2017

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,  2017 AND SEPTEMBER 24,  2016

	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,912,100	$5,679,509
Receivables (less allowance for doubtful accounts of $305,580 – 2017 and $358,293 – 2016)	66,329,164	61,735,387
Inventories	349,333,013	343,881,078
Other	6,265,737	7,191,465
Total current assets	445,840,014	418,487,439

PROPERTY AND EQUIPMENT, NET	1,265,112,350	1,247,881,773

OTHER ASSETS	22,353,410	20,109,087

TOTAL ASSETS	$1,733,305,774	$1,686,478,299

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,  2017 AND SEPTEMBER 24,  2016

	2017	2016

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,210,571	$10,000,629
Accounts payable - trade	150,901,051	155,288,402
Accrued expenses and current portion of other long-term liabilities	82,451,857	76,315,606
Total current liabilities	245,563,479	241,604,637

DEFERRED INCOME TAXES	69,918,000	71,449,000

LONG-TERM DEBT	865,659,744	866,473,465

OTHER LONG-TERM LIABILITIES	41,112,548	36,775,587
Total liabilities	1,222,253,771	1,216,302,689

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,084,044 shares in 2017, 13,966,476 shares in 2016	704,202	698,324
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,175,732 shares in 2017, 6,293,300 shares in 2016	308,787	314,665

Paid-in capital in excess of par value	12,311,249	12,311,249

Retained earnings	497,727,765	456,851,372
Total stockholders’ equity	511,052,003	470,175,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,733,305,774	$1,686,478,299

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 30,  2017,

SEPTEMBER 24,  2016 AND SEPTEMBER 26,  2015

	2017	2016	2015
Net sales	$4,002,699,727	$3,794,977,406	$3,778,643,782
Cost of goods sold	3,039,106,724	2,870,572,206	2,885,339,982
Gross profit	963,593,003	924,405,200	893,303,800
Operating and administrative expenses	837,144,859	794,594,653	756,313,013
Gain (loss) from sale or disposal of assets	1,464,600	(1,208,549)	2,191,256
Income from operations	127,912,744	128,601,998	139,182,043
Other income, net	3,806,869	2,362,772	2,282,854
Interest expense	47,458,033	46,330,304	47,006,774
Income before income taxes	84,261,580	84,634,466	94,458,123
Income tax expense	30,388,000	30,445,000	35,105,000
Net income	$53,873,580	$54,189,466	$59,353,123
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$2.74	$2.75	$3.02
Diluted earnings per common share	$2.66	$2.68	$2.93
Class B Common Stock
Basic earnings per common share	$2.49	$2.50	$2.74
Diluted earnings per common share	$2.49	$2.50	$2.74
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 30,  2017,

SEPTEMBER 24,  2016 AND SEPTEMBER 26,  2015

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 27, 2014	13,540,333	$677,017	6,719,443	$335,972	$12,311,249	$369,277,929	$382,602,167
Net income	—	—	—	—	—	59,353,123	59,353,123
Cash dividends
Class A	—	—	—	—	—	(9,020,232)	(9,020,232)
Class B	—	—	—	—	—	(3,956,658)	(3,956,658)
Common stock conversions	384,318	19,216	(384,318)	(19,216)	—	—	—
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	54,189,466	54,189,466
Cash dividends
Class A	—	—	—	—	—	(9,200,271)	(9,200,271)
Class B	—	—	—	—	—	(3,791,985)	(3,791,985)
Common stock conversions	41,825	2,091	(41,825)	(2,091)	—	—	—
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	53,873,580	53,873,580
Cash dividends
Class A	—	—	—	—	—	(9,254,502)	(9,254,502)
Class B	—	—	—	—	—	(3,742,685)	(3,742,685)
Common stock conversions	117,568	5,878	(117,568)	(5,878)	—	—	—
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$497,727,765	$511,052,003

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 30,  2017,

SEPTEMBER 24,  2016 AND SEPTEMBER 26,  2015

	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$53,873,580	$54,189,466	$59,353,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	110,929,378	106,587,686	102,876,964
(Gain) loss from sale or disposal of assets	(1,464,600)	1,208,549	(2,191,256)
Receipt of advance payments on purchases contracts	3,736,862	3,195,887	4,081,858
Recognition of advance payments on purchases contracts	(2,176,620)	(3,275,156)	(4,126,615)
Deferred income taxes	(1,531,000)	6,806,000	2,225,000
Changes in operating assets and liabilities
Receivables	(4,593,777)	4,548,776	(3,970,772)
Inventory	(5,451,936)	(5,236,949)	(9,120,524)
Other assets	(1,566,670)	3,635,949	(5,185,487)
Accounts payable and accrued expenses	4,585,074	(12,629,450)	9,522,899
Net Cash Provided By Operating Activities	156,340,291	159,030,758	153,465,190
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	2,335,726	758,529	4,376,011
Capital expenditures	(127,695,650)	(137,642,132)	(104,055,949)
Net Cash Used By Investing Activities	(125,359,924)	(136,883,603)	(99,679,938)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	393,175,778	708,337,039	692,960,421
Payments on short-term borrowings	(393,175,778)	(708,797,044)	(722,410,466)
Net proceeds from new long-term borrowings	59,737,147	20,283,178	—
Principal payments on long-term borrowings	(59,487,736)	(30,803,603)	(12,466,905)
Stock repurchases	—	—	—
Dividends	(12,997,187)	(12,992,256)	(12,976,890)
Net Cash Used By Financing Activities	(12,747,776)	(23,972,686)	(54,893,840)
Increase (decrease) in Cash and Cash Equivalents	18,232,591	(1,825,531)	(1,108,588)
Cash and Cash Equivalents at Beginning of Year	5,679,509	7,505,040	8,613,628
Cash and Cash Equivalents at End of Year	$23,912,100	$5,679,509	$7,505,040

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 30,  2017,  September 24,  2016 and September 26,  2015

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 199 supermarkets in Georgia (70), North Carolina (70), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2017 consisted of 53 weeks.  Fiscal years 2016 and 2015 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were none of these amounts as of September 30, 2017 and a total of $5.0 million at September 24, 2016.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash. At September 30, 2017 the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit. Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations. At September 30, 2017 demand deposits of approximately $19.2 million in four banks exceed the $250,000 FDIC insurance limit per bank.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $110.9 million, $106.6 million and $102.9 million for fiscal years 2017, 2016 and 2015, respectively.

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

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $35.5 million and $35.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 30, 2017 and September 24, 2016, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.8 million at both September 30, 2017 and September 24, 2016.    The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2017, the Company’s self-insured liabilities were supported by $8.9 million of undrawn letters of credit which expire between October 2017 and September 2018. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to state income tax examinations by tax authorities for the years before 2012. Additionally, the Internal Revenue Service (“IRS”) has completed its examination of the Company’s U.S. Federal income tax returns filed through fiscal year 2011.  Examinations may challenge certain of the Company’s tax positions.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate.  These amounts are insignificant for fiscal years 2017, 2016, and 2015.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $12.5 million, $13.3 million and $12.1 million for fiscal years 2017, 2016 and 2015, respectively.

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

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $15.4 million, $16.0 million and $15.7 million for fiscal years 2017, 2016 and 2015, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale.  Therefore, approximately 54% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis.  Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $116.6 million, $115.8 million, and $115.8 million for the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.8 million, $13.5 million, and $14.3 million for the fiscal years ended September 30, 2017, September 24, 2016 and September 26, 2015, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2017	2016
Deferred tax liabilities:
Property and equipment tax/book differences	$89,089,000	$88,465,000
Property tax method	1,575,000	1,501,000
Total deferred tax liabilities	90,664,000	89,966,000
Deferred tax assets:
Insurance reserves	7,872,000	8,390,000
Advance payments on purchases contracts	1,207,000	618,000
Vacation accrual	2,471,000	2,520,000
State tax credits	4,000	20,000
Inventory	1,555,000	1,720,000
Deferred compensation	5,032,000	4,062,000
Other	2,605,000	1,187,000
Total deferred tax assets	20,746,000	18,517,000
Net deferred tax liabilities	$69,918,000	$71,449,000

At September 24, 2016 refundable current income taxes totaling $2.0 million, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2017	2016	2015

Federal tax at statutory rate	$29,492,000	$29,622,000	$33,060,000
State income tax, net of federal tax benefits	2,774,000	2,554,000	4,599,000
Federal tax credits	(1,024,000)	(1,312,000)	(1,544,000)
Other	(854,000)	(419,000)	(1,010,000)
Total	$30,388,000	$30,445,000	$35,105,000

Current and deferred income tax expense (benefit) is as follows:

	2017	2016	2015

Current:
Federal	$26,994,000	$19,676,000	$25,578,000
State	4,925,000	3,963,000	7,302,000
Total current	31,919,000	23,639,000	32,880,000
Deferred:
Federal	(1,104,000)	6,828,000	2,373,000
State	(427,000)	(22,000)	(148,000)
Total deferred	(1,531,000)	6,806,000	2,225,000
Total expense	$30,388,000	$30,445,000	$35,105,000

3. Property and Equipment

Property and equipment, net, consists of the following:

	2017	2016

Land	$339,983,697	$332,093,281
Construction in progress	26,684,306	34,977,869
Buildings	1,110,482,379	1,058,126,030
Store, office and warehouse equipment	900,160,007	864,032,096
Transportation equipment	72,942,078	71,052,757
Leasehold improvements	56,561,436	54,093,765
Total	2,506,813,903	2,414,375,798
Less accumulated depreciation and amortization	1,241,701,553	1,166,494,025
Property and equipment - net	$1,265,112,350	$1,247,881,773

4. Property Held for Lease and Rental Income

At September 30, 2017, the Company owned and operated 73 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 25  years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2017	2016	2015

Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$8,847,035	$8,280,790	$7,639,725
Contingent rentals	334,204	312,822	273,133
Total	9,181,239	8,593,612	7,912,858
Depreciation on owned properties leased to others	(5,255,719)	(4,936,485)	(5,019,873)
Other shopping center expenses	(2,654,976)	(2,124,105)	(1,897,737)
Total	$1,270,544	$1,533,022	$995,248

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 30,	September 24,
	2017	2016

Land	$45,528,897	$44,899,234
Buildings	170,277,547	154,498,272
Total	215,806,444	199,397,506
Less accumulated depreciation	(114,072,360)	(101,573,490)
Total	$101,734,084	$97,824,016

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 30, 2017:

Fiscal Year
2018	$5,625,623
2019	5,205,971
2020	4,311,122
2021	3,202,091
2022	2,510,863
Thereafter	8,407,914
Total minimum future rental income	$29,263,584

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

Operating Leases - Rent expense for all operating leases of $13.6 million, $13.8 million and $13.6 million for fiscal years 2017, 2016 and 2015, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.2 million for each of fiscal years 2017, 2016 and 2015, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 30, 2017 are as follows:

Fiscal Year
2018	$10,798,918
2019	9,667,459
2020	8,230,687
2021	5,865,384
2022	4,907,683
Thereafter	24,665,312
Total minimum future rental commitments	$64,135,443

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2017	2016
Property, payroll, and other taxes payable	$21,261,924	$18,883,819
Salaries, wages, and bonuses payable	28,369,250	28,159,164
Self-insurance liabilities:
Employee group insurance	4,893,855	5,807,558
Workers’ compensation insurance	5,387,235	5,929,533
General liability insurance	3,045,020	2,345,956
Interest	13,175,382	12,406,614
Other	6,319,191	2,782,962
Total accrued expenses and current portion of other long-term liabilities	$82,451,857	$76,315,606

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $33.1 million, $34.5 million and $33.6 million for fiscal years 2017, 2016 and 2015, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2017	2016
Advance payments on purchases contracts	$3,185,034	$1,624,792
Deferred lease expense	1,913,811	1,884,501
Nonqualified investment plan liability	13,303,318	10,692,707
Self-insurance liabilities:
Workers’ compensation insurance	17,147,541	18,101,931
General liability insurance	4,663,347	3,700,263
Other	1,867,015	1,655,285
Other long-term liabilities	42,080,066	37,659,479
Less current portion	967,518	883,892
Total other long-term liabilities	$41,112,548	$36,775,587

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2017	2016
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	81,620,000	86,150,000
Outstanding line of credit, weighted average interest rate of 4.25% for 2017	—	—
Notes payable due to banks, weighted average interest rate of 3.24% for 2017 and 3.38% for 2016	103,471,449	98,429,184
Less unamortized prepaid loan costs	(7,221,134)	(8,105,090)
Total long-term debt	877,870,315	876,474,094
Less current portion	12,210,571	10,000,629
Long-term debt, net of current portion	$865,659,744	$866,473,465

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

The Company has a $175.0 million line of credit (the “Line”).  During fiscal year 2017, the Line was renewed and the maturity date was extended from June 2018 to September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at September 30, 2017.  The Company is not required to maintain compensating balances in connection with the Line.   At September 30, 2017, the Company had no borrowing outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center to be located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until June 2021, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  The Company may redeem the Bonds without penalty or premium at any time prior to June 30, 2021.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 30, 2017.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

At September 30, 2017, property and equipment with an undepreciated cost of approximately $229 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2017	2016	2015
Total interest costs	$48,675,895	$47,807,738	$47,378,270
Interest capitalized	(1,217,862)	(1,477,434)	(371,496)
Interest expense	$47,458,033	$46,330,304	$47,006,774

Maturities of long-term debt at September 30, 2017 are as follows:

Fiscal Year
2018	$13,479,419
2019	14,130,664
2020	14,286,665
2021	77,953,256
2022	10,095,277
Thereafter	755,146,168
Less unamortized prepaid loan costs	(7,221,134)
Total	$877,870,315

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

	Year Ended
	September 30, 2017
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$38,393,384	$15,480,196
Conversion of Class B to Class A shares	15,480,196	—
Net income allocated, diluted	$53,873,580	$15,480,196

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,039,125	6,220,651
Conversion of Class B to Class A shares	6,220,651	—
Weighted average shares outstanding, diluted	20,259,776	6,220,651

Earnings per share
Basic	$2.74	$2.49
Diluted	$2.66	$2.49

	Year Ended		Year Ended
	September 24, 2016		September 26, 2015
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$38,380,304	$15,809,162	$41,356,536	$17,996,587
Conversion of Class B to Class A shares	15,809,162	—	17,996,587	—
Net income allocated, diluted	$54,189,466	$15,809,162	$59,353,123	$17,996,587

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	13,943,299	6,316,477	13,711,241	6,548,534
Conversion of Class B to Class A shares	6,316,477	—	6,548,534	—
Weighted average shares outstanding, diluted	20,259,776	6,316,477	20,259,775	6,548,534

Earnings per share
Basic	$2.75	$2.50	$3.02	$2.74
Diluted	$2.68	$2.50	$2.93	$2.74

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $2.4 million, $1.8 million and $1.6 million for fiscal years 2017, 2016 and 2015, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $159,000,  $110,000 and $99,000 for fiscal years 2017, 2016 and 2015, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $10.6 million, $10.6 million and $10.1 million for fiscal years 2017, 2016 and 2015, respectively.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2017	2016	2015
Revenues from unaffiliated customers:
Grocery	$1,424,891	$1,392,311	$1,387,195
Non-foods	858,409	817,161	769,168
Perishables	1,061,560	1,011,749	981,221
Gasoline	515,857	435,578	498,220
Total retail	3,860,717	3,656,799	3,635,804
Other	141,983	138,178	142,840
Total revenues from unaffiliated customers	$4,002,700	$3,794,977	$3,778,644

Income before income taxes:
Retail	$112,017	$112,906	$126,143
Other	15,896	15,696	13,039
Total income from operations	127,913	128,602	139,182
Other income, net	3,807	2,362	2,283
Interest expense	47,458	46,330	47,007
Income before income taxes	$84,262	$84,634	$94,458

Assets:
Retail	$1,600,699	$1,555,319	$1,525,682
Other	135,076	133,574	131,484
Elimination of intercompany receivable	(2,469)	(2,415)	(2,338)
Total assets	$1,733,306	$1,686,478	$1,654,828

Capital expenditures:
Retail	$125,866	$134,732	$100,894
Other	1,830	2,910	3,162
Total capital expenditures	$127,696	$137,642	$104,056

Depreciation and amortization:
Retail	$103,304	$99,322	$95,540
Other	7,625	7,266	7,337
Total depreciation and amortization	$110,929	$106,588	$102,877

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $45.9 million, $43.2 million and $49.4 million in sales to the grocery sales segment in fiscal 2017, 2016 and 2015, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks,  except for the fourth quarter of fiscal 2017 which contained fourteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2017
Net sales	$982,758	$946,152	$984,398	$1,089,392	$4,002,700
Gross profit	237,084	228,085	237,134	261,290	963,593
Net income	13,824	9,151	11,527	19,372	53,874
Basic earnings per common share
Class A	0.70	0.47	0.58	0.99	2.74
Class B	0.64	0.42	0.53	0.90	2.49
Diluted earnings per common share
Class A	0.68	0.45	0.57	0.96	2.66
Class B	0.64	0.42	0.53	0.90	2.49

2016
Net sales	$951,114	$924,312	$957,178	$962,373	$3,794,977
Gross profit	225,639	228,718	232,854	237,194	924,405
Net income	12,979	14,358	12,668	14,184	54,189
Basic earnings per common share
Class A	0.66	0.73	0.64	0.72	2.75
Class B	0.60	0.66	0.59	0.65	2.50
Diluted earnings per common share
Class A	0.64	0.71	0.63	0.70	2.68
Class B	0.60	0.66	0.59	0.65	2.50

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 30, 2017 totaled $12.2 million.  The Company expects these commitments to be fulfilled during fiscal year 2018.

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

The carrying amount and fair value of the Company’s debt at September 30, 2017 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$682,500	Level 2
Facility Bonds	81,620	81,620	Level 2
Secured notes payable and other	96,250	96,250	Level 2
Total debt	$877,870	$860,370

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2017	2016	2015
Cash paid during the year for:
Interest (net of amounts capitalized)	$46,689,266	$46,547,381	$47,059,731
Income taxes	28,415,489	20,209,281	37,198,075
Non cash items:
Property and equipment additions included in accounts payable	7,213,949	7,197,684	1,192,232

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  There were no such loans outstanding at September 30, 2017 and September 24, 2016.

17. Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 30, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$358,293	$172,846	$225,559	$305,580

Fiscal year ended September 24, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$400,248	$—	$41,955	$358,293

Fiscal year ended September 26, 2015:
Deducted from asset accounts:
Allowance for doubtful accounts	$307,029	$250,000	$156,781	$400,248

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

Date: December 6, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II Robert P. Ingle, II, Chairman and Director	December 6, 2017

/s/ James W. Lanning James W. Lanning, CEO, President, Chief Operating Officer and Director	December 6, 2017

/s/ Ronald B. Freeman Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 6, 2017

/s/ Patricia E. Jackson Patricia E. Jackson, CPA, Secretary and Controller	December 6, 2017

/s/ L. Keith Collins	December 6, 2017
L. Keith Collins, Director

/s/ Fred D. Ayers	December 6, 2017
Fred D. Ayers, Director

/s/ Laura Sharp	December 6, 2017
Laura Sharp, Director

/s/ Brenda S. Tudor	December 6, 2017
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	December 6, 2017
Ernest E. Ferguson, Director