Form 10-K/A
period 2017-09-30
INGLES MARKETS INC
filed 2018-01-26
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2017

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-14706

INGLES MARKETS, INCORPORATED

(Name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2913 U.S. Hwy. 70 West, Black Mountain	28711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (828) 669-2941

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.05 par value	The NASDAQ Global Market LLC

Securities registered under Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒

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

Ingles Markets, Incorporated

Amendment No. 1 to Annual Report on Form 10-K

September 30, 2017

		Page

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	4
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
Item 13.	Certain Relationships and Related Transactions, and Director Independence	14
Item 14.	Principal Accountant Fees and Services	15
	PART IV
Item 15.	Exhibits and Financial Statement Schedules	16

EXPLANATORY PARAGRAPH

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, originally filed on December 6, 2017 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III and not included in the Original Filing as we will not file a definitive proxy statement within 120 days of our fiscal year ended September 30, 2017. We are also filing currently dated certifications of our Chief Executive Officer (Exhibits 31.1, 31.2, 32.1 and 32.2), as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

No changes have been made to the Original Filing other than the furnishing of the exhibits as set forth in Item 15 herein. This Amendment No. 1 continues to speak as of the Original Filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The biographical information set forth below was furnished by each named director and executive officer of the Company.  Except as otherwise indicated, each such person has been engaged in his or her most recent occupation or employment for more than five years.

DIRECTORS AND EXECUTIVE OFFICERS
Robert P. Ingle, II

Robert P. Ingle, II has been a member of the Board of Directors since February 1997, has served as Chairman of the Board since May 2004, and served as Chief Executive Officer from March 2011 until March 2016.  He has been employed by the Company in a variety of positions since 1985.  Mr. Ingle is 49.

James W. Lanning

Mr. Lanning has served as a director of the Company since May 2003 and was appointed Chief Executive Officer in March 2016.  He has served as President since March 2003.  He has been employed by the Company in a variety of positions since 1975.  Mr. Lanning is 58.

Ronald B. Freeman	Mr. Freeman has served as a director of the Company since May 2005 and has served as Chief Financial Officer of the Company since April 2005. Mr. Freeman is 60.
L. Keith Collins

Mr. Collins has served as a director since December 2011. Mr. Collins is President of Milkco, Inc., a subsidiary of the Company that processes, packages and distributes milk, fruit juices and spring water.  Mr. Collins was previously Vice President of Milkco from 2004 to 2011.  He has been continuously employed by Milkco since 1990.  Mr. Collins is 60.

Fred D. Ayers

Mr. Ayers has served as a director of the Company since February 2006.  Mr. Ayers retired in 2002 as a senior officer of Wachovia Bank.  He has served on numerous boards and remains active in the Asheville community.  Mr. Ayers is 75.

Ernest E. Ferguson

Mr. Ferguson has served as a director of the Company since December 2014.  Mr. Ferguson retired in 2007 as a senior vice president and commercial sales director of Wachovia Bank (now Wells Fargo).  He has continued to serve on numerous boards and remains active in the Asheville community.  Mr. Ferguson is 70.

Brenda S. Tudor

Ms. Tudor has served as a director of the Company since December 2014.  Ms. Tudor is a certified public accountant. She is President and Chief Financial Officer of Morgan-Keefe Builders, Inc.  Ms. Tudor is 60.

Laura Ingle Sharp

Ms. Sharp has been a director of the Company since February 1997.  She has in the past served the Company in several capacities on a full-time and part-time basis.  The Company’s “Laura Lynn” private label products are named after Ms. Sharp.  Ms. Sharp is 60.

Messrs. Ingle, Lanning, Freeman and Collins, and Ms. Sharp have been employees and/or directors of the Company, or its subsidiaries, for many years and, as such, are uniquely qualified to serve on the Company’s Board of Directors.  Messrs. Ayers and Ferguson, and Ms. Tudor provide unique and diverse qualities to our Board of Directors as a result of their backgrounds as senior banking officers, and corporate executive officer and director, respectively.

The Company does not have a policy with regard to the consideration of diversity in identifying director nominees.

Robert P. Ingle, II and Laura Ingle Sharp are brother and sister.  There are no other family relationships among any of the directors or executive officers of the Company.  Based upon the voting power of Mr. Robert P. Ingle, II in the election of directors, the Company meets the definition of a “Controlled Company” for purposes of the Nasdaq corporate governance rules and thus is exempt from certain of its corporate governance requirements, including the requirement that a majority of the board members be “Independent Directors.”

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act, the Company is required to identify any Reporting Person (as defined below) that failed to file on a timely basis with the Securities and Exchange Commission any report that was required to be filed during fiscal 2013 with the SEC pursuant to Section 16(a) of the Exchange Act.  Such required filings include a Form 3 (an initial report of beneficial ownership of Common Stock) and a Form 4 and Form 5 (which reflect changes in beneficial ownership of Common Stock).  For purposes of this Proxy Statement, a “Reporting Person” is a person who at any time during fiscal year 2017 was (a) a director of the Company, (b) an executive officer of the Company or its subsidiaries, or (c) a holder of more than 10% of the Company’s outstanding Class A Common Stock or Class B Common Stock.  The Company believes that during fiscal year 2017, its Reporting Persons, other than Mr. Keith Collins, complied with all Section 16(a) filing requirements.  In making this statement, the Company has relied solely upon an examination of the copies of Forms 3, 4 and 5, and amendments thereto, provided to the Company and the written representations of its Reporting Persons.  During fiscal year 2017, it was determined that Mr. Keith Collins inadvertently reported an incorrect number of Class B common shares owned by him as of December 13, 2011.  That error has been corrected by the filing of an amended Form 3 and a Form 4 by Mr. Collins on January 25, 2018.

Committees of the Board of Directors

The Board had three standing committees during fiscal 2017:  an Executive Committee, an Audit/Compensation Committee and a Human Resources Advisory Committee.  The Company did not have a separate nominating committee during fiscal 2017.  As a Controlled Company under the Nasdaq corporate governance rules, the continued listing requirements of Nasdaq do not require that the Company have a nominating committee.

The Executive Committee.  The Executive Committee can exercise the powers of the full Board between meetings of the Board, except for powers that may not be delegated to a committee of the Board under the North Carolina Business Corporation Act.  During fiscal 2017, the Executive Committee consisted of Messrs. Robert P. Ingle, II, Ronald B. Freeman and James W. Lanning.

The Audit/Compensation Committee.  The Board has established, through the Company’s Bylaws, an Audit/Compensation Committee.  When acting in its capacity as Audit Committee, this committee acts under the authority of and has the responsibilities described in the Company’s Audit Committee Charter.  The Audit Committee Charter is available on the Company’s website at www.ingles-markets.com.  In this capacity, the committee is responsible for, among other things, recommending the engagement of  the Company’s independent  registered public accounting firm, approving the fees and services to be provided by the independent registered public accounting firm, overseeing the independent registered public accounting firm, reviewing and evaluating significant matters relating to the audit and internal controls of the Company, reviewing the scope and results of audits by, and recommendations of, the Company’s independent registered public accounting firm and establishing and administering the Company’s Related Party Transaction policy.  In addition, the committee reviews the audited consolidated financial statements of the Company.

The Committee does not have a separate Compensation Committee charter.  When the committee is acting in its capacity as the Compensation Committee, the Board has empowered the committee to:

•	approve compensation levels and increases in compensation of each executive officer and of other employees of the Company whose annual base salary is in excess of $150,000; and
•

approve all incentive payments to executive officers and any incentive payments in excess of $25,000, paid in cash or property, in any calendar year to any other employee that does not work in one of the Company’s supermarkets.

Furthermore, the Committee, when acting as the Compensation Committee, administers the Company’s employee benefit plans and other compensation matters where independent, disinterested administration is required by applicable tax or securities laws and regulations.  Where such laws or regulations require that grants or awards under a stock-based employee benefit plan be made by the full Board or by a committee of non-employee or outside directors, the Committee or the Board, as appropriate, makes such decisions.

During fiscal 2017, the Audit/Compensation Committee consisted of Messrs. Ayers and Ferguson and Ms. Tudor.  Effective December 2014, Mr. Ayers was named Audit/Compensation Committee Chairman and both Mr. Ferguson and Ms. Tudor were appointed members of the Audit/Compensation Committee.  The Board has determined that each member of the committee is independent for purposes of the provisions of the Sarbanes-Oxley Act of 2002 and the Nasdaq corporate governance rules regarding audit committees. The Board has also determined that Mr. Ayers, an “audit committee financial expert” as defined under the rules of the Securities and Exchange Commission, is independent of management of the Company.

The Human Resources Advisory Committee.  The Human Resources Advisory Committee was established in August 1998 to oversee certain of the Company’s human resources compliance policies and programs.  During fiscal 2017, Ms. Sharp and Mr. Freeman served as members of this committee.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

All compensation decisions made during fiscal 2017 that were not made exclusively by the Board or the Audit/Compensation Committee were made by the Chairman of the Board, in certain instances in consultation with the Chief Executive Officer.  Messrs. Ayers and Ferguson and Ms. Tudor, who were the members of the Audit/Compensation Committee during fiscal 2017, were not officers or employees of the Company or its subsidiaries during fiscal 2017 or any prior fiscal year.  Messrs. Ayers and Ferguson and Ms. Tudor did not have any relationships with the Company that would require disclosure under “Transactions With Related Persons.”

Meetings of the Board of Directors and Committees

The Board held four formal meetings during fiscal 2017.  The Executive Committee held no formal meetings during fiscal 2017, but met periodically on an informal basis.  The Audit/Compensation Committee held five formal meetings during fiscal 2017, and met periodically on an informal basis during Board meetings and as required for other purposes.  The Human Resources Advisory Committee held no formal meetings during fiscal 2017, but received updates on human resource issues as needed at quarterly Board meetings.  Each director attended at least 75% of all meetings of the Board and of the committees of the Board on which he or she served during fiscal 2017.   See “Committees of the Board of Directors.”

Directors who are not officers of the Company or any of its subsidiaries are paid an annual retainer of $15,000 plus $1,000 for each Board or Committee meeting they attend in person.  Audit/Compensation Committee members other than the Chairman are also paid an additional annual retainer of $10,000 for service on such Committee, and the Chairman of the Audit/Compensation Committee is paid an additional annual retainer of $15,000.

The following director compensation table sets forth, for the fiscal year ended September 30, 2017, the cash compensation paid by the Company to its outside directors.  There were no other items of compensation paid to outside directors for the fiscal year ended September 30, 2017.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred D. Ayers	34,000	34,000
Ernest E. Ferguson	29,000	29,000
Laura Ingle Sharp	19,000	19,000
Brenda S. Tudor	30,000	30,000

Director Nominations

As noted above, the Company did not have a standing nominating committee in fiscal 2017.  Historically, the Board of Directors has not considered a nominating committee necessary in that there have been few vacancies on the Company’s Board, and vacancies have been filled through discussions between the Chairman of the Board and the Chief Financial Officer of the Company with input from other Board members as needed.  Under the Company’s Articles of Incorporation, 25% of the directors of the Company are elected by the holders of Class A Common Stock, voting as a separate class, and the remaining directors are elected by holders of the Class B Common Stock, voting as a separate class.  Mr. Ingle II, the Chairman of the Company, is also the majority holder of the outstanding shares of Class B Common Stock as a result of being appointed the trustee with sole voting and dispositive power of trusts established by his father, Robert P. Ingle, in connection with his estate plan.

On October 27, 2017, GAMCO Investors Inc. (“GAMCO”), a greater than 5% shareholder of the Company, notified the Company of its intent to nominate one or more individuals for election to the Company’s Board of Directors, and subsequently submitted two names for election as Class A directors.  The Company and GAMCO are in negotiations regarding the composition of the Board of Directors and will issue Proxy Statement(s) at the conclusion of those negotiations.

The Board has not adopted a policy with respect to minimum qualifications for Board members.  Conversely, with respect to each individual vacancy, the Board has determined the specific qualifications and skills required to fill that vacancy and to complement the existing qualifications and skills of the other Board members.  Historically, the Company has not engaged third parties to assist in identifying and evaluating potential nominees, but would do so in those situations where particular qualifications are required to fill a vacancy and the Board’s and management’s contacts are not sufficient to identify an appropriate candidate.

Stockholder Communication with Board Members

The Company maintains contact information, both telephone and email, on its website under the heading “Talk to Us.”  By following the “Talk to Us” link, a stockholder will be given access to the Company’s telephone number and mailing address as well as a link for providing email correspondence to Investor Relations.  Communications sent to Investor Relations and specifically marked as a communication for the Board will be forwarded to the Board or specific members of the Board as directed in the stockholder communication.  In addition, communications received via telephone for the Board are forwarded to the Board by an officer of the Company.

Board Member Attendance at Annual Meetings

The Company generally requires that all directors attend the annual meeting of stockholders, absent extraordinary circumstances.  All directors attended the annual meeting of stockholders held in 2017.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chairman, Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate Information.” In the event that the Company makes any amendments to, or grants any waivers of, any provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to promptly disclose such amendment or waiver on its website.

Item 11. EXECUTIVE COMPENSATION

AUDIT/COMPENSATION COMMITTEE REPORT

The following report of the Audit/Compensation Committee does not constitute soliciting material and should not be deemed filed with the Securities and Exchange Commission nor shall this report be incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

The Audit/Compensation Committee oversees the Company’s financial reporting process on behalf of the Board.  Management has the primary responsibility for the Company’s financial statements and the financial reporting process including the systems of internal controls.  The Company’s independent registered public accounting firm is responsible for performing an independent audit of the Company’s consolidated financial statements and issuing an opinion on the conformity of those audited financial statements with generally accepted accounting principles.

 In connection with the preparation and filing of the Company’s Annual Report on Form 10-K for its fiscal year ended September 30, 2017:

(1)The Audit/Compensation Committee reviewed and discussed the audited consolidated financial statements with management;

(2) The Audit/Compensation Committee discussed with a member of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, the matters required to be discussed by the statement on Auditing Standards No. 61, as amended (AICPA, Professional Standards, Vol. 1 AU Section 380), as adopted by the Public Company Accounting Oversight Board in Rule 3200T; and

(3)The Audit/Compensation Committee received the written disclosures and the letter from Deloitte & Touche LLP required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit/Compensation Committee concerning independence and has discussed with Deloitte & Touche LLP its independence.

The Audit/Compensation Committee discussed with the Company’s independent registered public accounting firm the overall scope and plans for their audit of the Company’s financial statements.  The Audit/Compensation Committee meets periodically with the Company’s independent registered public accounting firm to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.  The Audit/Compensation Committee held four meetings during fiscal 2017.

Based on the review and discussions referred to above, the Audit/Compensation Committee recommended to the Company’s Board of Directors (and the Board approved) that the Company’s audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, for filing with the Securities and Exchange Commission.

SUBMITTED BY:

THE AUDIT/COMPENSATION COMMITTEE

Fred D. Ayers    Ernest E. Ferguson    Brenda S. Tudor

EXECUTIVE COMPENSATION AND OTHER INFORMATION

Compensation Discussion and Analysis

The following discussion and analysis is intended to provide an understanding of the actual compensation earned by each of the Company’s named executive officers (“Executive Officers”), and describes the Company’s compensation objectives and policies as applied to these Executive Officers.

Compensation Philosophy.  The objectives of the Company’s compensation program are to (1) attract, motivate, develop and retain top quality executives who will drive long-term stockholder value and (2) deliver competitive total compensation packages based upon both Company and individual performance.   The Company wants its executives to balance the risks and related opportunities inherent in its industry and in the performance of their duties and share the upside opportunity and the downside risks once actual performance is measured.

The Audit/Compensation Committee is responsible for administering executive compensation.  The duties of this committee are set forth under the heading “ELECTION OF DIRECTORS – Committees of the Board of Directors – Audit/Compensation Committee.” To achieve the objectives of the Company’s compensation program, the Company’s Chief Executive Officer and the Audit/Compensation Committee have set forth a compensation program for its Executive Officers that is reviewed annually.  It includes the following elements:

•	Base annual cash salary;
•	Annual cash incentive bonuses; and
•	Retirement, health and other benefits.

The Company does not have any Employment, Change in Control or Severance Agreements with any of its Executive Officers.  The Company believes in trust, loyalty and commitment from both the Company and the Executive Officers, and believes that such agreements are not necessary to achieve its goals and the needs of the Executive Officers.

Factors Considered in Determining Compensation.  The Company’s Chairman of the Board and Chief Executive Officer periodically review the compensation paid by the Company to its Executive Officers and other employees.  Based on the Company’s general performance and that of the individual Executive Officer, they make final subjective determinations with respect to any changes to be made to that compensation.  Bonuses paid to officers of the Company’s subsidiary, Milkco, Inc., are based on a percentage of Milkco’s earnings before taxes and payment of bonuses.

•

Neither the full Board nor the Audit/Compensation Committee generally reviews or ratifies the decisions of the Chairman of the Board and Chief Executive Officer relating to executive compensation unless otherwise required by the Company’s Bylaws, by resolutions adopted by the Board, or by the North Carolina Business Corporation Act.  Decisions are made by the Board or the Audit/Compensation Committee if such decisions require the adoption of documents relating to employee benefit plans or programs. In addition, the Audit/Compensation Committee is required by resolution of the Board of Directors to approve any increases in compensation that the Company will pay to an employee whose base salary is in excess of $150,000, all incentive compensation that the Company will pay to Executive Officers and any incentive payments in excess of $25,000 that the Company will pay to any other employee who does not work in one of the Company’s supermarkets.  Certain managers that work in the Company’s supermarkets are paid incentive compensation based on each individual store’s operating profit.  These incentive payments may exceed $25,000 and are not approved by the Audit/Compensation Committee.

The Internal Revenue Code generally provides that corporate deductions will be disallowed for annual compensation in excess of $1 million paid to certain executive officers of publicly held corporations.  “Performance-based” compensation is excluded from the cap.  The $1 million compensation deduction cap would be applicable to the Executive Officers named in the “Summary Compensation Table”.  The Chairman, Chief Executive Officer and the Audit/Compensation Committee, as appropriate, intend to consider the Internal Revenue Code’s compensation deductibility cap when they determine compensation levels and to evaluate appropriate alternatives to mitigate any adverse impact this limitation may have on the deductibility of executive compensation paid by the Company and its subsidiaries.

Elements of Executive Compensation

Base Salary.    Base salary is used to attract and retain Executive Officers and is determined using publically available comparisons with industry competitors and other relevant factors, including the seniority of the individual, the functional role of the position, the level of the individual’s responsibility, ability to replace the individual, etc.  The information is used subjectively without benchmarking in the determination of base salaries.  The base salaries paid to the Executive Officers during fiscal 2017 are shown in the Summary Compensation Table presented in this proxy statement.

Cash Incentive Bonus Awards.  Annual cash bonuses are a significant component of each Executive Officer’s compensation, reflecting the Company’s belief that management’s contribution to long-term stockholder returns comes from maximizing earnings and the potential of the Company.

Executive Officers of the Company received a bonus, the amounts of which were subjectively determined taking into consideration Company profitability and the Executive Officer’s performance for the fiscal year to which the bonus relates.  This subjective determination is made by Mr. Ingle II and Mr. Lanning, and approved by the Audit/Compensation Committee.  The bonus paid to Mr. Collins, President of the Company’s subsidiary, Milkco, Inc., is based on a percentage of Milkco’s earnings before taxes and payment of bonuses.   Mr. Collins receives a bonus equal to a percentage of Milkco’s earnings before taxes and payment of bonuses, up to a maximum of $49,950 per year.  Based on Milkco’s expected financial performance, the Company anticipates Mr. Collins will continue to receive at or near the maximum bonus.

Retirement, Health and Other Benefits.

Investment/Profit Sharing Plan.  The Company maintains the Ingles Markets, Incorporated Investment/Profit Sharing Plan (the “Profit Sharing Plan”) to provide retirement benefits to eligible employees, including Executive Officers.  The Profit Sharing Plan includes 401(k) employee elective contributions, discretionary employer matching contributions and discretionary profit sharing contribution features.  The assets of the Profit Sharing Plan are held in trust for participants and are distributed upon the retirement, disability, death or other termination of employment of the participant.  Quarterly, the Company, in its discretion, determines the amount of any Company profit sharing contributions and the amount of any matching contributions to be made based on participants’ 401(k) contributions for the quarter.  During fiscal 2017, the Company matched employee contributions at a rate of $0.50 for each dollar of employee contributions up to 5% of the employee’s salary.

Employees who participate in the Profit Sharing Plan may contribute to their 401(k) account between one percent and fifty percent (in increments of one percent) of their compensation by way of salary reductions that cannot exceed a maximum amount that varies annually in accordance with the Internal Revenue Code.  The Company also makes available to Profit Sharing Plan participants the ability to direct the investment of their 401(k) accounts (including the Company’s matching contributions) in various investment funds, including a fund holding Class A Common Stock of the Company.

The Company did not make a discretionary profit sharing contribution to the Profit Sharing Plan for fiscal 2017.

Company discretionary employer matching cash contributions to the Profit Sharing Plan totaled $2.4 million for fiscal 2017.  These contributions were allocated to the matching contribution accounts in each participant’s 401(k) account.  The Company’s contributions to each of the Executive Officers are reflected in the Summary Compensation Table.  As of September 30, 2017, all of the Executive Officers who are named in the Summary Compensation Table were 100% vested in their accounts.    Participants’ interests in employer contributions allocated to their accounts vest over six years.

Nonqualified Investment Plan.  The Company maintains an Executive Nonqualified Excess Plan to provide benefits similar to the Investment/Profit Sharing Plan to certain of the Company’s management employees and pharmacists (in the Company’s stores) who are otherwise limited in their employee elective contributions under the 401(k) feature of the Profit Sharing Plan. Employees who participate in the Executive Nonqualified Excess Plan may contribute between one percent and seventy-five percent of base pay and up to one hundred percent of bonus pay (in increments of one percent) of their compensation by way of salary reductions.  In addition, the Company may make discretionary matching contributions.  The Company’s contributions to each of the Executive Officers are reflected in the Summary Compensation Table.  During fiscal 2017, the Company matched employee contributions at a rate of $0.50 for each dollar of employee contributions up to 2% of the employee’s earnings.  As of September 30, 2017, all of the Executive Officers who are named in the Summary Compensation Table were 100% vested in their accounts.    Participants’ interests in contributions allocated to their accounts vest over six years.  Company contributions to the Plan were approximately $159,000 in fiscal 2017.

Insurance.  The Company currently makes available to its Executive Officers and all employees a comprehensive health, dental, life and disability insurance program.  The health care insurance offers a variety of coverage options, at the employee’s discretion.  The Company maintains, at its expense, for the benefit of each of its full-time employees life insurance policies in amounts up to $150,000 based on the compensation of the employee.  The premiums paid by the Company for the benefit of Executive Officers are included in the Summary Compensation Table.

Management of Compensation – Related Risk

The Company’s Board of Directors has considered and determined that risks arising from the Company’s compensation policies and practices for its employees are not reasonably likely to have a material adverse effect on the Company.

Audit/Compensation Committee Report on Executive Compensation

The Audit/Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” set forth above in this Proxy Statement. Based on such review, the related discussions and such other matters deemed relevant and appropriate by the Audit/Compensation Committee, the Audit/Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Proxy Statement and in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

SUBMITTED BY:

THE AUDIT/COMPENSATION COMMITTEE

Fred D. Ayers    Ernest E. Ferguson    Brenda S. Tudor

Executive Compensation Summary

The following tables set forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and each of its other Named Executive Officers at the end of fiscal 2017.

SUMMARY COMPENSATION TABLE

Name and Principal Position during 2017	Fiscal Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (1)	Total ($)
James W. Lanning	2017	716,250	450,000	—	19,610	1,185,860
Chief Executive Officer and	2016	662,692	400,000	—	10,843	1,073,535
President	2015	646,923	400,000	—	10,764	1,057,687

Robert P. Ingle, II	2017	677,788	400,000	—	39,036	1,116,825
Chairman of the Board	2016	662,692	400,000	—	33,938	1,096,631
	2015	646,923	400,000	—	44,828	1,091,751

Ronald B. Freeman	2017	353,202	105,000	—	8,606	466,808
Vice President Finance,	2016	338,654	105,000	—	7,910	451,564
Chief Financial Officer	2015	329,615	105,000	—	4,617	439,233

L. Keith Collins (2)	2017	230,539	—	49,950	9,061	289,549
President, Milkco, Inc.	2016	218,846	—	49,950	6,860	275,656
	2015	211,827	—	45,454	6,638	263,919

(1) All other fiscal 2017 compensation for each of the Executive Officers consists of the following:

t
	Fiscal 2017
	James W. Lanning	Robert P. Ingle, II	Ronald B. Freeman	L. Keith Collins
Employer Match for 401(k) Plan	$4,050	$4,050	$4,448	$3,336
Employer Match for Non-Qualified Plan	7,606	6,987	2,604	1,970
Life Insurance	198	198	198	198
Accidental Death & Dismemberment and
Long-Term Disability Insurance	1,356	1,356	1,356	1,356
Travel Expenses	6,400	26,445	—	2,200

(2) Mr. Collins received a bonus equal to a percentage of Milkco’s earnings before taxes and payment of bonuses, up to a maximum of $49,950 per year.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Except where indicated in the footnotes below, the following table sets forth the number of shares of Class A Common Stock and Class B Common Stock owned beneficially as of September 30, 2017, by each director and nominee for director, each of the executive officers of the Company named in the Summary Compensation Table, all directors and executive officers as a group and each person known by the Company to be a beneficial owner of more than five percent (5%) of either class of the outstanding Common Stock. The table also sets forth the percentage of each class of Common Stock held by such stockholders. As of September 30, 2017, there were 14,084,044 shares of Class A Common Stock and 6,175,732 shares of Class B Common Stock outstanding. Except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to the Common Stock listed.

	Number of Shares Owned Beneficially				Percentage of Common Stock				Percentage of Total Voting Power

Name	Class A(2)		Class B		Class A(2)		Class B

Robert P. Ingle, II(1)	5,734,049	(3)(4)	5,734,049	(3)(4)	28.9%	(3)(4)	92.8%	(3)(4)	75.6%	(3)(4)
James W. Lanning(1)	275,399	(3)	265,399	(3)	1.9%	(3)	4.3%	(3)	3.5%	(3)
Laura Ingle Sharp(1)	140,411	(5)	139,725	(5)	1.0%	(5)	2.3%	(5)	1.8%	(5)
Ronald B. Freeman(1)	268,190	(3)	265,399	(3)	1.9%	(3)	4.3%	(3)	3.5%	(3)
Fred D. Ayers(1)	463		0		*		*		*
L. Keith Collins(1)	549		0		*		*		*
Brenda S. Tudor(1)	300		0		*		*		*
Ernest E. Ferguson(1)	0		0		*		*		*
Mario J. Gabelli et al(6)	2,384,625	(7)	0		16.9%	(7)	*		3.1%	(7)
Dimensional Fund Advisors, LP(8)	1,178,652	(9)	0		8.4%	(9)	*		1.6%	(9)
The Vanguard Group (10)	997,822	(11)	0		7.1%	(11)	*		1.3%	(11)
Black Rock, Inc.(12)	855,311	(13)	0		6.1%	(13)	*		1.1%	(13)
River Road Asset Management, LLC (14)	1,002,237		0		7.1%		*		1.3%
LSV Asset Management (15)	1,005,767		0		7.1%		*		1.3%
Ingles Investment/Profit Sharing Plan(1)	265,399		265,399		1.8%		4.3%		3.5%
All Directors and Executive Officers as a group (8 persons)	5,888,563	(3)	5,873,774	(3)	29.5%	(3)	95.1%	(3)	77.5%	(3)

*	Less than 1%.

(1)	The address of this beneficial owner is P.O. Box 6676, Asheville, North Carolina 28816.

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

(3)

Includes the 265,399 shares of Class B Common Stock and 0 shares of Class A Common Stock held by the Company’s Investment/Profit Sharing Plan and Trust, of which Messrs. Ingle II, Freeman and Lanning are trustees. The trustees, by a majority vote, have sole voting power and dispositive power with respect to such shares. However, Messrs. Ingle II, Freeman and Lanning disclaim beneficial ownership of such shares.

(4)	Includes a total of 5,468,650 shares of Class B Common Stock held by trusts of which Mr. Ingle II is sole trustee with sole voting power and dispositive power with respect to such shares.

(5)	Includes 686 shares of Class A Common Stock and 2,025 shares of Class B Common Stock held by Ms. Sharp’s minor children.

(6)	The address of this beneficial owner is GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580.

(7)

The information as to Mario J. Gabelli (includes entities controlled directly or indirectly by Mario Gabelli, collectively, the “Gabelli Entities”) with respect to the number of shares beneficially owned by the Gabelli Entities is derived from its Schedule 13D/A filed with the Securities and Exchange Commission on October 27, 2017. All other information regarding the Gabelli Entities is derived from such Schedule. Such Schedule discloses that (i) Mario Gabelli is the chief investment officer for most of the Gabelli Entities signing such statements and is deemed to have beneficial ownership of the shares owned by all Gabelli Entities, (ii) Mario Gabelli and the Gabelli Entities do not admit that they constitute a group within the meaning of Section 13(d) of the Exchange Act and the rules and regulations thereunder and (iii) Mario Gabelli and the Gabelli Entities have the sole power to vote or direct the vote and dispose or to direct the disposition of all the shares of which they are beneficial owners.  The Gabelli Entities that beneficially own shares of the Company’s Class A Common Stock are registered investment advisors and beneficially own such shares in an agent capacity.

(8)	The address for this beneficial owner is Palisades West, Building One, 6300 Bee Cave Road, Austin, TX 78746.

(9)

The information as to the number of shares beneficially owned by Dimensional Fund Advisors, LP is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on February 9, 2017. All other information as to Dimensional Fund Advisors, LP is also derived from such Schedule.  Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds.

(10)	The address for this beneficial owner is 100 Vanguard Blvd., Malvern, PA 19355.

(11)	The shares are beneficially owned by The Vanguard Group (“Vanguard”) and subsidiaries of Vanguard.

(12)	The address for this beneficial owner is 55 West 52nd Street, New York, NY 10055.

(13)	The shares are beneficially owned by subsidiaries of Black Rock, Inc.

4
(14)	The address for this beneficial owner is 462 S. 4th Street, Suite 2000, Louisville, KY 40202.

(15)	The address for this beneficial owner is155 N. Wacker Drive, Suite 4600, Chicago, IL 60606.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The Company monitors certain relationships and related party transactions by requiring each director and executive officer to notify the Company’s Chief Financial Officer and Executive Committee in advance of any upcoming transactions that may be considered a transaction with a related person.  The Company has adopted a formal Related Party Transactions policy to ensure compliance with the above guidelines, Nasdaq rules, and SEC regulations.  In addition, each director and executive officer completes an annual questionnaire to disclose any transactions with related persons.

The Company will from time to time make short-term, non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the Plan to meet distribution obligations during a time when the Plan was prohibited from selling shares of the Company’s Class A Common Stock.  During fiscal 2017, there were no loans and repayments.  As of the date of this filing, there were no loans outstanding.

The Company will from time to time purchase from the Plan shares of the Company’s Class B Common Stock to meet distribution obligations of the Plan.  There were no such transactions during fiscal 2017.  The per share purchase price for these transactions is equal to the closing sales price of the Company’s Class A Common Stock on the Nasdaq Global Select Market for the day prior to the purchase.

The Company believes that the transactions described above have been and will continue to be on terms no less favorable to the Company than those available from unaffiliated third parties in transactions negotiated at arms-length.  The Company does not intend to enter into any transactions in the future with or involving any of its executive officers or directors or any members of their immediate family on terms that would be less favorable to the Company than those that would be available from unaffiliated third parties in arms-length transactions.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Deloitte & Touche LLP has served as the independent registered public accounting firm for the Company and its subsidiaries since February 27, 2012.  The Company had no disagreements with Deloitte & Touche LLP on accounting and financial disclosures.  Deloitte & Touche LLP’s work on the Company’s audit for fiscal year 2017 was performed by full-time, permanent employees and partners of the firm.

As of the date of this proxy, the Company has not appointed an independent registered public accounting firm to audit the Company’s fiscal 2018 financial statements.

Principal Accountant Fees and Services

As reflected in the tables below, the Company incurred fees in fiscal years 2017 and 2016 for services performed by Deloitte & Touche LLP related to such periods.

Deloitte & Touche LLP

	Year Ended September 30, 2017	Year Ended September 24, 2016
Audit Fees	$918,000	$900,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$918,000	$900,000

In the above tables:

“Audit fees” are fees billed by the independent registered public accounting firms for professional services for the audit of the consolidated financial statements included in the Company’s Annual Report on Form 10-K, the audit of internal controls over financial reporting, review of consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditors in connection with statutory and regulatory filings or engagements;

“Audit-related fees” are fees for services performed during the respective years by the independent registered accounting firm for assurance and related services not reported under the caption “Audit Fees” in the tables above.

 “Tax fees” are fees for services performed during the respective years by the independent registered public accounting firm for professional services related to certain tax compliance, tax advice, and tax planning; and

“All other fees” are fees for any other services performed during the respective years.

The Company’s Audit/Compensation Committee pre-approved all services described above for fiscal 2017, including non-audit services, and has determined that these fees and services are compatible with maintaining the independence of Deloitte & Touche LLP. The Company’s Audit/Compensation Committee requires that each service provided by Deloitte & Touche LLP be pre-approved by the committee. However, the Committee has empowered the chair of the committee to grant such approval on its behalf as to matters that arise between Audit/Compensation Committee meetings.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Form 10-K/A:

(a)   N/A

(b)   Exhibits

Exhibit No.	DeDescription
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Included herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning Chief Executive Officer, President and Chief Operating Officer

Date: January 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning James W. Lanning, CEO, President, Chief Operating Officer and Director	January 26, 2018

/s/ Ronald B. Freeman Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	January 26, 2018

/s/ Patricia E. Jackson Patricia E. Jackson, CPA, Secretary and Controller	January 26, 2018

L. Keith Collins, Director

Fred D. Ayers, Director

Laura Sharp, Director

Brenda S. Tudor, Director

Ernest E. Ferguson, Director