Form 10-Q
period 2017-12-30
INGLES MARKETS INC
filed 2018-02-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30,  2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

As of February 6, 2018, the Registrant had 14,118,244 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,141,532 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 30, 2017 and September 30, 2017	3

Condensed Consolidated Statements of Income for the Three Months Ended December 30, 2017
and December 24, 2016	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 30, 2017 and December 24, 2016	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 30, 2017 and December 24, 2016	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

Part II – Other Information

Item 6. Exhibits	18

Signatures	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 30,	September 30,
	2017	2017
ASSETS
Current Assets:
Cash and cash equivalents	$13,755,373	$23,912,100
Receivables - net	71,514,020	66,329,164
Inventories	361,626,877	349,333,013
Other current assets	8,680,581	6,265,737
Total Current Assets	455,576,851	445,840,014
Property and Equipment – Net	1,292,455,999	1,265,112,350
Other Assets	25,629,028	22,353,410
Total Assets	$1,773,661,878	$1,733,305,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,672,037	$12,210,571
Accounts payable - trade	176,003,202	150,901,051
Accrued expenses and current portion of other long-term liabilities	63,366,998	82,451,857
Total Current Liabilities	252,042,237	245,563,479
Deferred Income Taxes	47,106,000	69,918,000
Long-Term Debt	877,868,771	865,659,744
Other Long-Term Liabilities	43,696,355	41,112,548
Total Liabilities	1,220,713,363	1,222,253,771
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,118,244 shares issued and outstanding December 30, 2017; 14,084,044 shares issued and outstanding at September 30, 2017	705,912	704,202
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,141,532 shares issued and outstanding December 30, 2017; 6,175,732 shares issued and outstanding at September 30, 2017	307,077	308,787
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	539,624,277	497,727,765
Total Stockholders’ Equity	552,948,515	511,052,003
Total Liabilities and Stockholders’ Equity	$1,773,661,878	$1,733,305,774

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	December 30,	December 24,
	2017	2016

Net sales	$1,013,786,078	$982,758,339
Cost of goods sold	769,126,450	745,673,858
Gross profit	244,659,628	237,084,481
Operating and administrative expenses	208,828,396	206,296,215
Gain from sale or disposal of assets	57,270	1,378,117
Income from operations	35,888,502	32,166,383
Other income, net	953,960	663,135
Interest expense	11,451,722	11,312,631
Income before income taxes	25,390,740	21,516,887
Income tax (benefit) expense	(19,756,000)	7,693,000
Net income	$45,146,740	$13,823,887

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.29	$0.70
Diluted earnings per common share	$2.23	$0.68
Class B Common Stock
Basic earnings per common share	$2.08	$0.64
Diluted earnings per common share	$2.08	$0.64
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 30,  2017 AND DECEMBER 24,  2016

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	13,823,887	13,823,887
Cash dividends	—	—	—	—	—	(3,248,464)	(3,248,464)
Common stock conversions	75	4	(75)	(4)	—	—	—
Balance, December 24, 2016	13,966,551	$698,328	6,293,225	$314,661	$12,311,249	$467,426,795	$480,751,033
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$497,727,765	$511,052,003
Net income	—	—	—	—	—	45,146,740	45,146,740
Cash dividends	—	—	—	—	—	(3,250,228)	(3,250,228)
Common stock conversions	34,200	1,710	(34,200)	(1,710)	—	—	—
Balance, December 30, 2017	14,118,244	$705,912	6,141,532	$307,077	$12,311,249	$539,624,277	$552,948,515

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 30,	December 24,
	2017	2016
Cash Flows from Operating Activities:
Net income	$45,146,740	$13,823,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,989,567	27,079,917
Gain from sale or disposal of assets	(57,270)	(1,378,117)
Receipt of advance payments on purchases contracts	1,000,000	1,000,000
Recognition of advance payments on purchases contracts	(498,746)	(820,158)
Deferred income taxes	(22,812,000)	(19,000)
Changes in operating assets and liabilities:
Receivables	(5,184,856)	(18,946,812)
Inventory	(12,293,863)	(8,715,364)
Other assets	(5,760,061)	(1,284,220)
Accounts payable and accrued expenses	9,859,803	6,452,116
Net Cash Provided by Operating Activities	37,389,314	17,192,249
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	64,713	1,368,806
Capital expenditures	(56,780,084)	(29,278,744)
Net Cash Used by Investing Activities	(56,715,371)	(27,909,938)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	65,519,466	103,292,831
Payments on short-term borrowings	(51,253,678)	(78,255,268)
Principal payments on long-term borrowings	(1,846,230)	(1,594,690)
Dividends paid	(3,250,228)	(3,248,464)
Net Cash Provided by Financing Activities	9,169,330	20,194,409
Net (Decrease) Increase in Cash and Cash Equivalents	(10,156,727)	9,476,720
Cash and cash equivalents at beginning of period	23,912,100	5,679,509
Cash and Cash Equivalents at End of Period	$13,755,373	$15,156,229

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 30,  2017 and December 24,  2016

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 30, 2017, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 30, 2017 and December 24, 2016. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30,  2017, filed by the Company under the Securities Exchange Act of 1934 on December 6,  2017.

The results of operations for the three-month period ended December 30, 2017 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize or to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be revenue entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $306,000 at December 30, 2017 and September 30, 2017, respectively.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complete changes to the U.S tax code that will affect the Company’s fiscal year ended September 29, 2018, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, (2) creating a new limitation on deductible interest expense, and (3) bonus depreciation that will allow for full expensing of qualified property.

For the fiscal year ended September 29, 2018 the Company expects to have a blended federal corporate tax rate of 24.5% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company has recorded in the current fiscal quarter a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 allows registrants to record provisional amounts for reasonable estimates that require more subsequent analysis.  The Company has completed its analysis and does not have any provisional amounts subject to SAB 118 as of December 30, 2017.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 30,	September 30,
	2017	2017
Property, payroll and other taxes payable	$14,659,164	$21,261,924
Salaries, wages and bonuses payable	23,145,905	28,369,250
Self-insurance liabilities	13,767,391	13,326,110
Interest payable	3,247,752	13,175,382
Other	8,546,786	6,319,191
	$63,366,998	$82,451,857

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $37.4 million and $35.5 million at December 30, 2017 and September 30, 2017, respectively.  Of this amount, $13.8 million is accounted for as a current liability and $23.6 million as a long-term liability, which is inclusive of $6.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 30, 2017.  At September 30, 2017,  $13.7 million is accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.    Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.6 million and $9.3 million for the three-month periods ended December 30, 2017 and December 24, 2016, respectively.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.9 million of unused letters of credit were issued at December 30, 2017.  The Company is not required to maintain compensating balances in connection with the Line.  At December 30, 2017, the Company had $14.3 million of borrowings outstanding under the Line.

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

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation.  The interest rate on the Bonds is equal to one month LIBOR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.  Effective January 1, 2018, the interest rate on the Bonds will be adjusted to reflect the reduction in the federal corporate tax rate under the Tax Act.

The Company’s obligation to repay the Bonds is collateralized by the Project.  Additional collateral was required in order to meet certain loan to value criteria in the Covenant Agreement.  The Covenant Agreement incorporates substantially all financial covenants included in the Line.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations that were scheduled to mature in fiscal years 2018-2020 with a LIBOR-based floating rate loan maturing in October 2027.  On December 19, 2017 the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges the floating rate debt closed by the Company in September, 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at December 30, 2017 was not significant.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 30, 2017.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line,  Bonds and Notes indenture in the event of default under any one instrument.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 19, 2017 to stockholders of record on October 12, 2017.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 6, 2017.

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

	Three Months Ended		Three Months Ended
	December 30, 2017		December 24, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$32,317,668	$12,829,071	$9,806,717	$4,017,170
Conversion of Class B to Class A shares	12,829,071	—	4,017,170	—
Net income allocated, diluted	$45,146,739	$12,829,071	$13,823,887	$4,017,170

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,103,343	6,156,433	13,966,506	6,293,270
Conversion of Class B to Class A shares	6,156,433	—	6,293,270	—
Weighted average shares outstanding, diluted	20,259,776	6,156,433	20,259,776	6,293,270

Earnings per share
Basic	$2.29	$2.08	$0.70	$0.64
Diluted	$2.23	$2.08	$0.68	$0.64

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 30,	December 24,
	2017	2016
Revenues from unaffiliated customers:
Grocery	$363,325	$360,901
Non-foods	217,744	212,311
Perishables	265,294	255,849
Gasoline	136,674	118,523
Total retail	983,037	947,584
Other	30,749	35,174
Total revenues from unaffiliated customers	$1,013,786	$982,758

Income from operations:
Retail	$32,903	$28,991
Other	2,986	3,175
Total income from operations	$35,889	$32,166

	December 30,	September 30,
	2017	2017
Assets:
Retail	$1,639,964	$1,600,699
Other	135,538	135,076
Elimination of intercompany receivable	(1,839)	(2,469)
Total assets	$1,773,662	$1,733,306

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 30, 2017 and December 24, 2016, respectively, the fluid dairy operation had $11.3 million and $11.8 million in sales to the grocery sales segment. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at December 30, 2017 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$700,000	Level 2
Facility Bonds	81,620	81,620	Level 2
Secured notes payable and other	94,655	94,655	Level 2
Line of credit payable	14,266	14,266	Level 2
Total debt	$890,541	$890,541

The fair value of the interest rate swap, whch is a level 2 fair value measurement, was insignificant December 30, 2017.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in Georgia (70), North Carolina (71), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 30,  2017, the Company operated 105  in-store pharmacies and 99 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy sells approximately 28%  of its products to the retail grocery segment and approximately 72%  of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.    At December 30, 2017 the Company’s self-insurance reserves totaled $37.4 million.  Of this amount, $13.8 million is accounted for as a current liability and $23.6 million as a long-term liability, which is inclusive of $6.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 30, 2017.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $31.8 million and $30.7 million for the fiscal quarters ended December 30, 2017 and December 24, 2016, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $4.0 million and $3.9 million for the fiscal quarters ended December 30, 2017 and December 24, 2016, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 30, 2017 and December 24,  2016 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three-month periods ended December 30, 2017 and December 24, 2016, comparable store sales include 197 and 199 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 30,	December 24,
	2017	2016
Net sales	100.0%	100.0%
Gross profit	24.1%	24.1%
Operating and administrative expenses	20.6%	21.0%
Gain from sale or disposal of assets	—%	0.2%
Income from operations	3.5%	3.3%
Other income, net	0.1%	0.1%
Interest expense	1.1%	1.2%
Income tax expense	(2.0)%	0.8%
Net income	4.5%	1.4%

Three Months Ended December 30,  2017 Compared to the Three Months Ended December 24,  2016

Net income for the first quarter of fiscal 2018 totaled $45.1 million, compared with net income of $13.8 million earned for the first quarter of fiscal 2017.  Total revenues and gross margin increased to a greater extent than did operating expenses, resulting in increased pre-tax income.  Changes to federal tax law enacted on December 22, 2017 had a $26.7 million positive impact on the Company’s current tax expense and on deferred tax liabilities that will be settled at a lower rate in future periods.

Net Sales. Net sales increased by $31.0 million, or 3.2%, to $1.01 billion for the three months ended December 30, 2017 compared with $982.8 million for the three months ended December 24, 2016.  Comparing the first quarter of fiscal 2018 with the first quarter of fiscal 2017, gasoline sales dollars increased due to a 15%  in gallons sold and a relatively flat retail sales price per gallon.  Excluding gasoline sales, total grocery comparable store sales increased 2.2%  over the comparative fiscal quarters.  Comparing the first quarters of fiscal years 2018 and 2017 (and excluding gasoline), the number of customer transactions decreased 0.1% and the average transaction size increased 2.2%.

Ingles operated 200 and 202 stores at December 30, 2017 and December 24, 2016, respectively.  Retail square feet totaled 11.3 million square feet at December 30, 2017 and 11.2 million square feet at December 24, 2016.   During the last twelve months the Company opened two stores, relocated one store into a new building and closed four stores, one of which was closed in fiscal 2017 and reopened in a new building during fiscal year 2018.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 30,	December 24,
	2017	2016
Grocery	$363,325	$360,901
Non-foods	217,744	212,311
Perishables	265,294	255,849
Gasoline	136,674	118,523
Total retail grocery	$983,037	$947,584

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 30, 2017 are summarized as follows (in thousands):

Total retail grocery sales for the three months ended December 24, 2016	$947,584
Comparable store sales increase (including gasoline)	33,090
Impact of stores opened in fiscal 2017 and 2018	10,099
Impact of stores closed in fiscal 2017	(6,183)
Other	(1,553)
Total retail grocery sales for the three months ended December 30, 2017	$983,037

Gross Profit. Gross profit for the three-month period ended December 30, 2017 totaled $244.7 million, an increase of $7.6 million, or 3.2%, compared with gross profit of $237.1 million for the three-month period ended December 24, 2016.  Gross profit as a percentage of sales was 24.1% for both the three months ended December 30, 2017and December 24, 2016.

The gross profit dollar increase is attributable to higher sales.    Gasoline gross profit dollars and margin were higher compared with the first quarter of last fiscal year.  Excluding gasoline sales, grocery gross profit as a percentage of sales for the first quarter of fiscal 2018 was unchanged compared with the same fiscal 2017 period.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $2.5 million, or 1.2%, to $208.8 million for the three months ended December 30, 2017, from $206.3 million for the three months ended December 24, 2016.   As a percentage of sales, operating and administrative expenses were 20.6% and 21.0% for the December 2017 and December 2016 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.6% of sales for the first fiscal quarter of 2018 compared with 23.7% for the first fiscal quarter of 2017.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$2.4	0.24%
Insurance	$(1.5)	(0.15)%
Depreciation	$1.2	0.12%
Bank charges	$0.4	0.04%
Store supplies	$0.4	0.04%

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

Bank charges increased due to increased card usage compared with other forms of payment, and to increased charges implemented by card issuers and processors.

Store supplies increased from higher perishable sales and market increases in the cost of petroleum-based packaging.

Gain from Sale or Disposal of Assets. Gain from sale or disposal of assets was insignificant for the three months ended December 30, 2017 compared with $1.4 million for the comparable prior year period.  There were no individually significant transactions in either fiscal period.

Interest Expense. Interest expense totaled $11.5 million for the three-month period ended December 30, 2017 compared with $11.3 million for the three-month period ended December 24, 2016. Total debt at December 2017 was $890.5 million compared with $900.2 million at December 2016.  Over the past twelve months, the London Interbank Offering Rate (“LIBOR”) has increased, resulting in higher interest on the Company’s floating rate debt.  Somewhat offsetting this increase were fiscal year 2017 loan refinancings at more favorable terms.

Income Taxes. Income tax benefit totaled $19.8 million for the three months ended December 30, 2017, an effective tax rate of (77.8%) of pretax income.  Income tax expense totaled $7.7 million for the three months ended December 24, 2016, an effective tax rate of 35.9% of pretax income.

On December 22, 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act makes broad and complete changes to the U.S tax code that will affect our fiscal year ended September 29, 2018, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (2) creating a new limitation on deductible interest expense, and (3) bonus depreciation that will allow for full expensing of qualified property.

For the fiscal year ended September 29, 2018 the Company will have a blended federal corporate tax rate of 24.5% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company has recorded in the current fiscal quarter a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

Net Income. Net income totaled $45.1 million for the three-month period ended December 30, 2017 compared with $13.8 million for the three-month period ended December 24, 2016.  Net income, as a percentage of sales, was 4.5%  and 1.4% for the December 2017 quarter and the December 2016 quarter, respectively.  Basic and diluted earnings per share for Class A Common Stock were $2.29 and $2.23,  respectively, for the December 2017 quarter, compared to $0.70 and $0.68, respectively, for the December 2016 quarter.    Basic and diluted earnings per share for Class B Common Stock were each $2.08 for the December 2017 quarter compared with $0.64 for the December 2016 quarter.

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

Capital expenditures totaled $56.8 million for the three-month period ended December 30, 2017.  This is a higher than usual quarterly amount due to the purchase of two shopping centers where the Company operated leased stores, and the opening of two new store buildings during the quarter ended December 30, 2017.  These capital expenditures also focused on construction on stores scheduled to open later in fiscal 2018, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2018 include investments of approximately $120 to $160 million. The majority of the Company’s fiscal 2018 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2018 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $10.9 million at December 30, 2017.

Liquidity

The Company generated $37.4 million net cash from operations in the December 2017 three-month period compared with  $17.2 million during the December 2016 three-month period. The increase is primarily attributable to higher net income, exclusive of the non-cash increase to net income resulting from certain aspects of the Tax Act.    Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 30, 2017 and December 24, 2016 totaled $56.7  million and $27.9 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

Cash provided by financing activities totaled $9.2 million and $20.2 million for the fiscal quarters ended December 2017 and 2016, respectively.  Short term borrowings tend to increase during the December quarter of each fiscal year to finance seasonal inventory increases and the semi-annual Senior Note interest payment.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.9 million of unused letters of credit were issued at December 30, 2017.  The Company is not required to maintain compensating balances in connection with the Line.  At December 30, 2017, the Company had $14.3 million of borrowings outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 30, 2017, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $429 million of additional borrowings (including borrowings under the Line) as of December 30, 2017.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 30,  2017 other than as disclosed elsewhere in this Form 10-Q.

Off Balance Sheet Arrangements

On December 19, 2017 the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges $60 million of floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly, with adjustments, if significant, recorded on other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at December 30, 2017 was not significant.   The Company is not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended
	December 30,	December 24,
	2017	2016
All items	0.2%	0.3%
Food and beverages	0.1%	—%
Energy	0.6%	2.1%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30,  2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 30, 2017, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2017. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 30, 2017.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2018.

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

10.8

Seventh Amendment to the Credit Agreement dated as of September 27, 2017, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.13 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.9	*	Ingles Markets, Incorporated Investment/Profit Sharing Plan (Amended and Restated effective January 1, 2017).

10.10	*	Ingles Markets, Incorporated Investment/Profit Sharing Plan Summary Plan Description.

10.11	*	Amendment to Investment/Profit Sharing Plan to Permit In-Plan Roth Transfers.

10.12	*	Participation Agreement for Milkco, Inc. (Amended and Restated effective January 1, 2017).

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	*	Certification Pursuant to 18 U.S.C. Section 1350

32.2	*	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2017, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 8, 2018	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 8, 2018	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer