Form 10-Q
period 2018-03-31
INGLES MARKETS INC
filed 2018-05-09
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2018

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

As of May 7, 2018 the Registrant had 14,127,544 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,132,232 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2018 and September 30, 2017	3

Condensed Consolidated Statements of Income for the
Three Months Ended March 31, 2018 and March 25, 2017	4
Six Months Ended March 31, 2018 and March 25, 2017	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 31, 2018 and March 25, 2017	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 31, 2018 and March 25, 2017	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	22

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$6,930,976	$23,912,100
Receivables - net	73,726,783	66,329,164
Inventories	358,831,862	349,333,013
Other current assets	14,490,768	6,265,737
Total Current Assets	453,980,389	445,840,014
Property and Equipment - Net	1,296,264,023	1,265,112,350
Other Assets	24,331,422	22,353,410
Total Assets	$1,774,575,834	$1,733,305,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,773,953	$12,210,571
Accounts payable - trade	168,898,211	150,901,051
Accrued expenses and current portion of other long-term liabilities	68,911,947	82,451,857
Total Current Liabilities	250,584,111	245,563,479
Deferred Income Taxes	46,923,000	69,918,000
Long-Term Debt	876,109,482	865,659,744
Other Long-Term Liabilities	41,966,680	41,112,548
Total Liabilities	1,215,583,273	1,222,253,771
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,126,044 shares issued and outstanding March 31, 2018; 14,084,044 shares issued and outstanding at September 30, 2017	706,302	704,202
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,133,732 shares issued and outstanding March 31, 2018; 6,175,732 shares issued and outstanding at September 30, 2017	306,687	308,787
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	545,668,323	497,727,765
Total Stockholders’ Equity	558,992,561	511,052,003
Total Liabilities and Stockholders’ Equity	$1,774,575,834	$1,733,305,774

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,	March 25,
	2018	2017

Net sales	$984,562,174	$946,151,967
Cost of goods sold	749,374,530	718,066,675
Gross profit	235,187,644	228,085,292
Operating and administrative expenses	211,641,694	203,023,241
Gain (loss) from sale or disposal of assets	8,223	(10,139)
Income from operations	23,554,173	25,051,912
Other income, net	864,480	776,316
Interest expense	12,212,865	11,719,781
Income before income taxes	12,205,788	14,108,447
Income tax expense	2,911,000	4,957,000
Net income	$9,294,788	$9,151,447

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.47	$0.47
Diluted earnings per common share	$0.46	$0.45
Class B Common Stock
Basic earnings per common share	$0.43	$0.42
Diluted earnings per common share	$0.43	$0.42
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Six Months Ended
	March 31,	March 25,
	2018	2017

Net sales	$1,998,348,252	$1,928,910,306
Cost of goods sold	1,518,500,980	1,463,740,533
Gross profit	479,847,272	465,169,773
Operating and administrative expenses	420,470,090	409,319,456
Gain from sale or disposal of assets	65,493	1,367,978
Income from operations	59,442,675	57,218,295
Other income, net	1,818,439	1,439,451
Interest expense	23,664,587	23,032,412
Income before income taxes	37,596,527	35,625,334
Income tax (benefit) expense	(16,845,000)	12,650,000
Net income	$54,441,527	$22,975,334

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.76	$1.17
Diluted earnings per common share	$2.69	$1.13
Class B Common Stock
Basic earnings per common share	$2.51	$1.06
Diluted earnings per common share	$2.51	$1.06
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 31, 2018 AND MARCH 25,  2017

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	22,975,334	22,975,334
Cash dividends	—	—	—	—	—	(6,497,080)	(6,497,080)
Common stock conversions	104,775	5,239	(104,775)	(5,239)	—	—	—
Balance, March 25, 2017	14,071,251	$703,563	6,188,525	$309,426	$12,311,249	$473,329,626	$486,653,864
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$497,727,765	$511,052,003
Net income	—	—	—	—	—	54,441,527	54,441,527
Cash dividends	—	—	—	—	—	(6,500,969)	(6,500,969)
Common stock conversions	42,000	2,100	(42,000)	(2,100)	—	—	—
Balance, March 31, 2018	14,126,044	$706,302	6,133,732	$306,687	$12,311,249	$545,668,323	$558,992,561

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 31,	March 25,
	2018	2017
Cash Flows from Operating Activities:
Net income	$54,441,527	$22,975,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	56,209,696	54,913,272
Gain from sale or disposal of assets	(65,493)	(1,367,978)
Receipt of advance payments on purchases contracts	1,170,000	1,170,000
Recognition of advance payments on purchases contracts	(998,075)	(1,265,876)
Deferred income taxes	(22,995,000)	(36,000)
Changes in operating assets and liabilities:
Receivables	(7,397,619)	(1,808,619)
Inventory	(9,498,849)	(4,186,629)
Other assets	(10,272,641)	(6,802,871)
Accounts payable and accrued expenses	7,211,031	1,864,809
Net Cash Provided by Operating Activities	67,804,577	65,455,442
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	93,811	1,481,305
Capital expenditures	(88,821,335)	(59,380,630)
Net Cash Used by Investing Activities	(88,727,524)	(57,899,325)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	291,840,172	251,695,910
Payments on short-term borrowings	(272,660,862)	(244,497,799)
Principal payments on long-term borrowings	(8,736,518)	(7,832,397)
Dividends paid	(6,500,969)	(6,497,080)
Net Cash Provided (Used) by Financing Activities	3,941,823	(7,131,366)
Net (Decrease) Increase in Cash and Cash Equivalents	(16,981,124)	424,751
Cash and cash equivalents at beginning of period	23,912,100	5,679,509
Cash and Cash Equivalents at End of Period	$6,930,976	$6,104,260

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 31, 2018 and March 25, 2017

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 31, 2018, the results of operations for the three-month and six-month periods ended March 31, 2018 and March 25, 2017, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 31, 2018 and March 25, 2017. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2017 filed by the Company under the Securities Exchange Act of 1934 on December 6,  2017.

The results of operations for the three-month and six-month periods ended March 31, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be revenue entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company has completed its evaluation of the impact of adopting this ASU and does not expect a significant impact on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $293,000 at March 31, 2018 and $306,000 at September 30, 2017.

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

For the fiscal year ended September 29, 2018 the Company expects to have a blended federal corporate tax rate of 24.5% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the fiscal quarter ended December 30, 2017 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act.  SAB 118 allows registrants to record provisional amounts for reasonable estimates that require more subsequent analysis.  The Company has completed its analysis and does not have any provisional amounts subject to SAB 118.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 31,	September 30,
	2018	2017
Property, payroll and other taxes payable	$13,399,645	$21,261,924
Salaries, wages and bonuses payable	25,053,250	28,369,250
Self-insurance liabilities	13,456,668	13,326,110
Interest payable	13,510,214	13,175,382
Other	3,492,170	6,319,191
	$68,911,947	$82,451,857

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $35.4 million at March 31, 2018 and $35.5 million at September 30, 2017, respectively.  Of this amount, $13.5 million is accounted for as a current liability and $21.9 million as a long-term liability, which is inclusive of $5.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 31, 2018. As of September 30, 2017, $13.7 million was accounted for as a current liability and $21.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $10.4 million and $7.1 million for the three-month periods ended March 31, 2018 and March 25, 2017, respectively. For the six-month periods ended March 31, 2018 and March 25, 2017, employee insurance expense, net of employee contributions, totaled $19.0 million and $16.4 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Topic ASC 410 and determined we have a legal obligation to remove the tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed FASB Topic ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at March 31, 2018 and September 30, 2017.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.9 million of unused letters of credit were issued at March 31, 2018.  The Company is not required to maintain compensating balances in connection with the Line.  At March 31, 2018, the Company had $19.2 million of borrowings outstanding under the Line.

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

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations that were scheduled to mature in fiscal years 2018-2020 with a LIBOR-based floating rate loan maturing in October 2027.  On December 19, 2017 the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges the floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at March 31, 2018 was not significant.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 31, 2018.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

At March 31, 2018, property and equipment with an undepreciated cost of approximately $219 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 31, 2018, the Company had excess net worth totaling $418 million calculated under covenants in the Notes, the Bonds, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 19, 2017 to stockholders of record on October 12, 2017.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 18, 2018 to stockholders of record on January 11,  2018.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 6,  2017.

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

	Three Months Ended		Six Months Ended
	March 31, 2018		March 31, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,661,301	$2,633,487	$38,993,337	$15,448,190
Conversion of Class B to Class A shares	2,633,487	—	15,448,190	—
Net income allocated, diluted	$9,294,788	$2,633,487	$54,441,527	$15,448,190

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,120,232	6,139,544	14,111,787	6,147,989
Conversion of Class B to Class A shares	6,139,544	—	6,147,989	—
Weighted average shares outstanding, diluted	20,259,776	6,139,544	20,259,776	6,147,989

Earnings per share
Basic	$0.47	$0.43	$2.76	$2.51
Diluted	$0.46	$0.43	$2.69	$2.51

The per share amounts for the second quarter of fiscal 2017 and the six months ended March 25, 2017 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 25, 2017		March 25, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$6,513,698	$2,637,749	$16,328,364	$6,646,970
Conversion of Class B to Class A shares	2,637,749	—	6,646,970	—
Net income allocated, diluted	$9,151,447	$2,637,749	$22,975,334	$6,646,970

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,038,094	6,221,682	14,002,300	6,257,476
Conversion of Class B to Class A shares	6,221,682	—	6,257,476	—
Weighted average shares outstanding, diluted	20,259,776	6,221,682	20,259,776	6,257,476

Earnings per share
Basic	$0.47	$0.42	$1.17	$1.06
Diluted	$0.45	$0.42	$1.13	$1.06

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Revenues from unaffiliated customers:
Grocery	$348,883	$342,188	$712,208	$703,089
Non-foods	208,414	201,258	426,159	413,568
Perishables	261,385	248,673	526,679	504,522
Gasoline	136,538	118,083	273,213	236,606
Total Retail	$955,220	$910,202	$1,938,259	$1,857,785
Other	29,342	35,950	60,089	71,125
Total revenues from unaffiliated customers	$984,562	$946,152	$1,998,348	$1,928,910

Income from operations:
Retail	$20,385	$20,606	$53,288	$49,597
Other	3,169	4,446	6,155	7,621
Total income from operations	$23,554	$25,052	$59,443	$57,218

	March 31,	September 30,
	2018	2017
Assets:
Retail	$1,641,583	$1,600,699
Other	134,471	135,076
Elimination of intercompany receivable	(1,478)	(2,469)
Total assets	$1,774,576	$1,733,306

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 31, 2018 and March 25, 2017, respectively, the fluid dairy had $10.1 million and $11.5 million in sales to the retail grocery segment. The fluid dairy had $21.4 million and $23.3 million in sales to the retail grocery segment for the six-month periods ended March 31, 2018 and March 25, 2017, respectively. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt at March 31, 2018 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$696,500	Level 2
Facility Bonds	77,090	77,090	Level 2
Secured notes payable and other	92,614	92,614	Level 2
Line of credit payable	19,179	19,179	Level 2
Total debt	$888,883	$885,383

The fair value of the interest rate swap, which is a Level 2 fair value measurement, was insignificant at March 31, 2018.

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

K. COMMITMENTS AND CONTINGENCIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In  the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

L. SUBSEQUENT EVENTS

We have evaluated subsequent events and transactions for potential recognition or disclosure in the financial statements through the day the financial statements were issued.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 201 supermarkets in Georgia (70), North Carolina (72), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 31, 2018, the Company operated 106 in-store pharmacies and 101 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 31, 2018,  the Company’s self-insurance reserves totaled $35.4 million.  Of this amount, $13.5 million is accounted for as a current liability and $21.9 million as a long-term liability, which is inclusive of $5.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recoded as a receivable at March 31, 2018.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 31, 2018.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $30.4 million and $29.0 million for the fiscal quarters ended March 31, 2018 and March 25, 2017, respectively.  For the six-month periods ended March 31, 2018 and March 25, 2017, vendor allowances applied as a reduction of merchandise costs totaled $62.2 million and $59.7 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.5 million and $3.2 million for the fiscal quarters ended March 31, 2018 and March 25, 2017, respectively.  For the six-month periods ended March 31, 2018 and March 25, 2017, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.5 million and $7.1 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26  weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 31, 2018 and March 25, 2017, respectively. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 31, 2018 and March 25, 2017, comparable store sales include 197 and 199 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 31,	March 25,	March 31,	March 25,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.9%	24.1%	24.0%	24.1%
Operating and administrative expenses	21.5%	21.5%	21.0%	21.2%
Income from operations	2.4%	2.6%	3.0%	3.0%
Other income, net	—%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.2%	1.2%	1.2%
Income tax expense	0.3%	0.5%	(0.8)%	0.7%
Net income	0.9%	1.0%	2.7%	1.2%

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 25, 2017

Net income for the second quarter of fiscal 2018 totaled $9.3 million, compared with net income of $9.2 million earned for the second quarter of fiscal 2017.  Retail dollar sales and gross profit (both excluding gasoline) increased, partly due to the timing of the Easter holiday.  The 2018 Easter holiday occurred in March, benefitting the current year March quarter.    The 2017 Easter holiday occurred in April, so fiscal year 2017’s third quarter benefited.  Operating expenses also increased, primarily in personnel costs.

Net Sales. Net sales increased by $38.4 million, or 4.1% to $984.6 million for the three months ended March 31, 2018 from $946.2 million for the three months ended March 25, 2017.  Higher gasoline sales (in both dollars and gallons) and the positive impact of Easter sales in the current year quarter contributed to the sales increase.    Comparing the second quarter of fiscal 2018 with the second quarter of fiscal 2017, gasoline sales dollars increased 16% due primarily to a 13% increase in the average sales price per gallon.  Gallons sold increased 3% over the same comparable periods.  Sales for this fiscal year’s March quarter were positively impacted by 0.7% due to the presence of Easter in the March quarter of this fiscal year.  In fiscal year 2017 Easter occurred in the June quarter.  Excluding gasoline sales and the effect of extra Easter sales in fiscal 2018, total grocery comparable store sales increased 1.7% over the comparative fiscal second quarters.  Comparing the second quarters of fiscal year 2018 and 2017 (and excluding gasoline), the number of customer transactions increased 0.7%  and the average transaction size increased 2.6%.

Ingles operated 201 stores at March 31, 2018 and at March 25, 2017.  Retail square feet totaled 11.4 million square feet at March 31, 2018 and 11.2 million square feet at March 25, 2017.  During the last twelve months the Company opened four stores and closed four stores, including the redevelopment of stores closed in one period and re-opened in a subsequent period.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 31,	March 25,
	2018	2017
Grocery	$348,883	$342,188
Non-foods	208,414	201,258
Perishables	261,385	248,673
Gasoline	136,538	118,083
Total retail	$955,220	$910,202

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail sales for the quarter ended March 31, 2018 are summarized as follows (in thousands):

Total retail sales for the three months ended March 25, 2017	$910,202
Comparable store sales increase (including gasoline)	27,894
Effect of Easter in second quarter of fiscal 2018	6,495
Impact of stores opened in fiscal 2017 and 2018	12,909
Impact of stores closed in fiscal 2017 and 2018	(5,759)
Other	3,479
Total retail sales for the three months ended March 31, 2018	$955,220

Gross Profit. Gross profit for the three-month period ended March 31, 2018 increased $7.1 million, or 3.1%, to $235.2 million, or 23.9% of sales, compared with gross profit $228.1 million, or 24.1% of sales, for the three-month period ended March 25, 2017.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 15 basis points comparing the second quarter of fiscal 2018 with the same fiscal 2017 period.  Gasoline gross profit dollars were level for the quarter ended March 31, 2018, compared with the quarter ended March 25, 2017.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $8.6 million, or 4.2%, to $211.6 million for the three months ended March 31, 2018, from $203.0 million for the three months ended March 25, 2017.  As a percentage of sales, operating and administrative expenses were 21.5% for the three months ended March 31, 2018 and for the three months ended March 25, 2017.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.7% of sales for the second fiscal 2018 quarter and 24.3% for the second fiscal 2017 quarter.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$4.3	0.43%
Insurance	$2.9	0.30%
Utilities and fuel	$0.7	0.07%
Depreciation and amortization	$0.6	0.07%
Store supplies	$0.6	0.06%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate new stores and in-store merchandising changes.    Competition for labor has also increased in the Company’s market area.

Insurance expense increased due to higher claims and reserves under the Company’s self-insurance programs.

Utilities and fuel expenses increased due to increased market prices and colder weather during the current year.

Depreciation and amortization increased as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Store supplies increased due to increased market prices and usage.

Interest Expense. Interest expense increased $0.5 million for the three-month period ended March 31, 2018 to $12.2  million from $11.7 million for the three-month period ended March 25, 2017.  The increase is attributable to increased interest rates on the Company’s floating rate debt and higher borrowing on the Company’s line of credit during the quarter to accommodate increased inventory levels, tax payments and capital expenditures.  Total debt at March 2018 was $888.9  million compared with $876.5 million at March 2017.

Income Taxes. Income tax expense as a percentage of pre-tax income was 23.8%  for the quarter ended March 31, 2018 compared with 35.1% for the quarter ended March 25, 2017.  The federal statutory tax rated decreased from 35% to 21% in December 2017, effective date of January 1, 2018, resulting in lower tax expense for the current fiscal year.

Net Income. Net income totaled $9.3 million for the three-month period ended March 31, 2018 compared with $9.2 million for the three-month period ended March 25, 2017.   Net income, as a percentage of sales, was 0.9%  for the quarter ended March 31, 2018 and

1.0% for the quarter ended March 25, 2017.  Basic and diluted earnings per share for Class A Common Stock were $0.47 and $0.46,  respectively, for the quarter ended March 31, 2018 compared with $0.47 and $0.45, respectively, for the quarter ended March 25, 2017.  Basic and diluted earnings per share for Class B Common Stock were $0.43 for the quarter ended March 31, 2018 and $0.42 for the quarter ended March 25, 2017.

Six Months Ended March 31, 2018 Compared to the Six Months Ended March 25, 2017

Net income for the first half of fiscal 2018 totaled $54.4 million compared with net income of $23.0 million earned for the comparable fiscal 2017 period.  Total sales and gross profit increased comparing the six month fiscal 2018 and fiscal 2017 periods to a greater extent than the increase in operating expenses.  Changes to federal tax law enacted in December 2017 had a $26.7 million positive impact on the Company’s current tax expense and on deferred tax liabilities that will be settled at a lower rate in future periods.

Net Sales. Net sales totaled $2.0 billion for the six-month period ended March 31, 2018,  3.6% higher than the net sales of $1.93 billion for the six-month period ended March 25,  2017.  Retail sales for this fiscal year’s March six-month period were positively impacted by 0.3% due to the presence of Easter in the March quarter of this fiscal year.  In fiscal year 2017 Easter occurred in the June quarter.

Retail segment comparable store sales, excluding the effect of gasoline and extra Easter sales, increased 1.9%.  The number of customer transactions (excluding gasoline) were flat,  and the average transaction size (excluding gasoline) increased by 2.6%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 31,	March 25,
	2018	2017
Grocery	$712,208	$703,089
Non-foods	426,159	413,568
Perishables	526,679	504,522
Gasoline	273,213	236,606
Total retail	$1,938,259	$1,857,785

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the six months ended March 31, 2018 are summarized as follows (in thousands):

Total retail sales for the six months ended March 25, 2017	$1,857,785
Comparable store sales increase (including gasoline)	60,984
Effect of Easter in second quarter of fiscal 2018	6,495
Impact of stores opened in fiscal 2017 and 2018	23,009
Impact of stores closed in fiscal 2017 and 2018	(11,941)
Other	1,927
Total retail sales for the six months ended March 31, 2018	$1,938,259

Sales growth for the remainder of fiscal 2018 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to new stores opening in fiscal 2018, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales and gross profit at a lower cost compared with the construction cost of adding additional square footage.

Gross Profit. Gross profit for the six months ended March 31, 2018 increased $14.6 million, or 3.2%, to $479.8 million compared with $465.2 million, for the six months ended March 25, 2017.   As a percent of sales, gross profit was 24.0% for the six months ended March 31, 2018 compared with 24.1% for the six months ended March 25, 2017.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased eight basis points comparing the first half of fiscal 2018 compared with the same fiscal 2017 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $11.2 million to $420.5 million for the six months ended March 31, 2018, from $409.3 million for the six months ended March 25, 2017.   As a percentage of sales, operating and administrative expenses were 21.0% for the six-month period ended March 31, 2018 compared with 21.2% for the six-month period ended March 25, 2017.   Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.1% of sales for the first six-month period of fiscal 2018 compared with 24.0% for the first six-month period of fiscal 2017.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$6.7	0.33%
Depreciation and amortization	$1.9	0.09%
Insurance	$1.4	0.07%
Store supplies	$1.0	0.05%
Repairs and maintenance	$(0.9)	(0.05)%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate new stores and in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Depreciation and amortization increased as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Insurance expense increased due to higher claims and reserves under the Company’s self-insurance programs.

Store supplies increased due to increased market prices and usage.

Repairs and maintenance decreased due to decreased cost of refrigerant and more efficient use of contracted services.

Interest Expense. Interest expense totaled $23.7  million for the six-month period ended March 31, 2018 compared with  $23.0 million for the six-month period ended March 25, 2017.  Total debt increased $12.4 million between March 2017 and March 2018 and market interest rates have increased.

Income Taxes. Income tax benefit as a percentage of pre-tax income was 44.8% for the six-month period ended March 31, 2018 compared with income tax expense as a percentage of pre-tax income of 35.5% for the six-month period ended March 25, 2017.

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

For the fiscal year ended September 29, 2018 the Company will have a blended federal corporate tax rate of 24.5% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company has recorded in the current fiscal year a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

Net Income. Net income totaled $54.4 million for the six-month period ended March 31, 2018 compared with $23.0 million for the six-month period ended March 25, 2017.  Net income, as a percentage of sales, was 2.7%  for the six months ended March 31, 2018 compared with 1.2% for the six months ended March 25, 2017.  Basic and diluted earnings per share for Class A Common Stock were $2.76 and $2.69,  respectively, for the six months ended March 31, 2018 compared to $1.17 and $1.13, respectively, for the six months ended March 25, 2017.  Basic and diluted earnings per share for Class B Common Stock were each $2.51 for the six months ended March 31, 2018 compared with $1.06 of basic and diluted earnings per share for the six months ended March 25, 2017.

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

Capital expenditures totaled $88.8 million for the six-month period ended March 31, 2018.    These capital expenditures focused on construction of stores that opened or are scheduled to open in fiscal 2018, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2018 include investments of approximately $140 to $160 million. The majority of the Company’s fiscal 2018 capital expenditures will be dedicated to continued improvement of its store base and also include investment in stores expected to open in fiscal 2018 or 2019.  Additional capital expenditures will be used for technology improvements, upgrading existing stores, warehouse, and transportation equipment as well as improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major remodeling project. Construction commitments at March 31, 2018 totaled $5.2 million.

Liquidity

The Company generated net cash from operations of $67.8 million for the six months ended March 31, 2018 compared with $65.5 million for the comparable 2017 period.  The increase is primarily attributable to higher net income, exclusive of the non-cash increase to net income resulting from certain aspects of the Tax Act. Most of the change is attributable to the timing of working capital expenditures over the comparative six-month periods.

Cash used by investing activities for the six-month period ended March 31, 2018 totaled $88.7 million, compared with $57.9 million for the comparable 2017 period.  Capital expenditures are higher in the current fiscal year period primarily due to the timing of expenditures on new buildings and store remodel projects, as well as the acquisition of previously leased properties.

Cash provided by financing activities during the six-month period ended March 31, 2018 totaled $3.9 million compared with cash used of $7.1 million for the comparable 2017 period.  During the current fiscal year, more funds were used for capital expenditures which required short term borrowing.  Long-term debt repayments were substantially the same over both six month periods.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a  $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”).   The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $8.9 million of unused letters of credit were issued at March 31, 2018.  The Company is not required to maintain compensating balances in connection with the Line.   At March 31, 2018, the Company had $19.2 million of borrowings outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 31, 2018, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $418 million of additional borrowings (including borrowings under the Line) as of March 31, 2018.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of March 31, 2018:

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$888,883	$12,774	$26,036	$100,534	$749,539
Scheduled interest on long-term debt (1)	242,877	47,410	93,324	87,702	14,441
Advance payments on purchase contracts	3,199	980	865	665	689
Operating leases (2)	62,713	10,455	17,479	11,238	23,542
Construction commitments	5,209	5,209	—	—	—
Total	$1,202,881	$76,827	$137,703	$200,140	$788,211

(1)	Scheduled interest on floating debt calculated using rates in effect on March 31, 2018.
(2)

Operating lease obligations in the above table do not include common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases.  These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 71% of the fuel sold in its fuel centers.  Pricing is based on certain market indices at the time of purchase.  The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $35.4  million at March 31, 2018 and $35.5  million at September 30, 2017.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $14.0 million at March 31, 2018 and $13.3 million at September 30, 2017.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 30, 2017 other than as disclosed elsewhere in this Form 10-Q.

Off Balance Sheet Arrangements

On December 19, 2017 the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges $60 million of floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly, with adjustments, if significant, recorded on other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at March 31, 2018 was not significant.  The Company is not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Six Months Ended
	March 31,	March 25,
	2018	2017
All items	0.2%	0.2%
Food and beverages	0.1%	0.1%
Energy	0.1%	0.8%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a notional amount of $57.5 million at a fixed rate of 3.92%.  The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30,  2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2018, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2017. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 31, 2018.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2018.

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

10.9

Ingles Markets, Incorporated Investment/Profit Sharing Plan (Amended and Restated effective January 1, 2017) (included as Exhibit 10.9 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.10

Ingles Markets, Incorporated Investment/Profit Sharing Plan Summary Plan Description (included as Exhibit 10.10 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.11

Amendment to Investment/Profit Sharing Plan to Permit In-Plan Roth Transfers (included as Exhibit 10.11 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.12

Participation Agreement for Milkco, Inc. (Amended and Restated effective January 1, 2017) (included as Exhibit 10.12 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

31.1*	Rule 13a-14(a) Certification

31.2*	Rule 13a-14(a) Certification

32.1*	Certification Pursuant to 18 U.S.C. Section 1350

32.2*	Certification Pursuant to 18 U.S.C. Section 1350

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 9, 2018	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 9, 2018	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer