Form 10-Q
period 2018-06-30
INGLES MARKETS INC
filed 2018-08-09
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, the Registrant had 14,135,294 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,124,482 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2018 and September 30, 2017	3

Condensed Consolidated Statements of Income for the
Three Months Ended June 30, 2018 and June 24, 2017	4
Nine Months Ended June 30, 2018 and June 24, 2017	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 30, 2018 and June 24, 2017	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2018 and June 24, 2017	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II — Other Information

Item 6. Exhibits	22

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	September 30,
	2018	2017
ASSETS
Current Assets:
Cash and cash equivalents	$11,642,792	$23,912,100
Receivables - net	73,728,691	66,329,164
Inventories	363,514,581	349,333,013
Other current assets	40,171,936	6,265,737
Total Current Assets	489,058,000	445,840,014
Property and Equipment – Net	1,297,366,411	1,265,112,350
Other Assets	24,128,848	22,353,410
Total Assets	$1,810,553,259	$1,733,305,774

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,811,783	$12,210,571
Accounts payable - trade	170,005,278	150,901,051
Accrued expenses and current portion of other long-term liabilities	66,368,958	82,451,857
Total Current Liabilities	249,186,019	245,563,479
Deferred Income Taxes	65,065,000	69,918,000
Long-Term Debt	874,944,399	865,659,744
Other Long-Term Liabilities	41,132,479	41,112,548
Total Liabilities	1,230,327,897	1,222,253,771
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,135,294 shares issued and outstanding June 30, 2018; 14,084,044 shares issued and outstanding at September 30, 2017	706,765	704,202
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,124,482 shares issued and outstanding June 30, 2018; 6,175,732 shares issued and outstanding at September 30, 2017	306,224	308,787
Paid-in capital in excess of par value	12,311,249	12,311,249
Retained earnings	566,901,124	497,727,765
Total Stockholders’ Equity	580,225,362	511,052,003
Total Liabilities and Stockholders’ Equity	$1,810,553,259	$1,733,305,774

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	June 30,	June 24,
	2018	2017

Net sales	$1,034,768,578	$984,397,728
Cost of goods sold	790,877,750	747,263,567
Gross profit	243,890,828	237,134,161
Operating and administrative expenses	214,718,142	207,595,217
Gain from sale or disposal of assets	605,507	125,031
Income from operations	29,778,193	29,663,975
Other income, net	647,886	1,030,236
Interest expense	11,956,421	11,729,505
Income before income taxes	18,469,658	18,964,706
Income tax (benefit) expense	(6,014,000)	7,438,000
Net income	$24,483,658	$11,526,706

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.24	$0.58
Diluted earnings per common share	$1.21	$0.57
Class B Common Stock
Basic earnings per common share	$1.13	$0.53
Diluted earnings per common share	$1.13	$0.53
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Nine Months Ended
	June 30,	June 24,
	2018	2017

Net sales	$3,033,116,829	$2,913,308,035
Cost of goods sold	2,309,378,730	2,211,004,100
Gross profit	723,738,099	702,303,935
Operating and administrative expenses	635,188,232	616,914,673
Gain from sale or disposal of assets	671,000	1,493,009
Income from operations	89,220,867	86,882,271
Other income, net	2,466,326	2,469,684
Interest expense	35,621,008	34,761,917
Income before income taxes	56,066,185	54,590,038
Income tax (benefit) expense	(22,859,000)	20,088,000
Net income	$78,925,185	$34,502,038

Per share amounts:
Class A Common Stock
Basic earnings per common share	$4.00	$1.75
Diluted earnings per common share	$3.90	$1.70
Class B Common Stock
Basic earnings per common share	$3.64	$1.59
Diluted earnings per common share	$3.64	$1.59
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 30,  2018 AND JUNE 24,  2017

					Paid-in
	Class A		Class B		Capital in
	Common Stock		Common Stock		Excess of	Retained
	Shares	Amount	Shares	Amount	Par Value	Earnings	Total

Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	34,502,038	34,502,038
Cash dividends	—	—	—	—	—	(9,747,115)	(9,747,115)
Common stock conversions	107,118	5,356	(107,118)	(5,356)	—	—	—
Balance, June 24, 2017	14,073,594	$703,680	6,186,182	$309,309	$12,311,249	$481,606,295	$494,930,533
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$497,727,765	$511,052,003
Net income	—	—	—	—	—	78,925,185	78,925,185
Cash dividends	—	—	—	—	—	(9,751,826)	(9,751,826)
Common stock conversions	51,250	2,563	(51,250)	(2,563)	—	—	—
Balance, June 30, 2018	14,135,294	$706,765	6,124,482	$306,224	$12,311,249	$566,901,124	$580,225,362

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 30,	June 24,
	2018	2017
Cash Flows from Operating Activities:
Net income	$78,925,185	$34,502,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	84,628,425	82,748,225
Gain from sale or disposal of assets	(671,000)	(1,493,009)
Receipt of advance payments on purchases contracts	2,108,133	3,736,862
Recognition of advance payments on purchases contracts	(1,545,168)	(1,719,541)
Deferred income taxes	(4,853,000)	88,000
Changes in operating assets and liabilities:
Receivables	(7,399,527)	(1,771,516)
Inventory	(14,181,568)	(4,403,514)
Other assets	(35,751,944)	(6,214,157)
Accounts payable and accrued expenses	6,334,420	1,174,389
Net Cash Provided by Operating Activities	107,593,956	106,647,777
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,420,272	2,150,638
Capital expenditures	(120,530,409)	(90,010,736)
Net Cash Used by Investing Activities	(119,110,137)	(87,860,098)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	444,869,313	354,457,462
Payments on short-term borrowings	(424,774,315)	(351,649,625)
Principal payments on long-term borrowings	(11,096,299)	(9,508,619)
Dividends paid	(9,751,826)	(9,747,115)
Net Cash Used by Financing Activities	(753,127)	(16,447,897)
Net (Decrease) Increase in Cash and Cash Equivalents	(12,269,308)	2,339,782
Cash and cash equivalents at beginning of period	23,912,100	5,679,509
Cash and Cash Equivalents at End of Period	$11,642,792	$8,019,291

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 30,  2018 and June 24,  2017

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of June 30,  2018, the results of operations for the three-month and nine-month periods ended June 30,  2018 and June 24,  2017, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 30,  2018 and June 24,  2017. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30,  2017 filed by the Company under the Securities Exchange Act of 1934 on December 6, 2017.

The results of operations for the three-month and nine-month periods ended June 30,  2018 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company completed its evaluation of the impact of adopting this ASU and does not expect a significant impact on its consolidated financial statements.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $293,000 at June 30, 2018 and $306,000 at September 30, 2017.

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

For the fiscal year ended September 29, 2018, the Company expects to have a blended federal corporate tax rate of 24.5% based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the fiscal quarter ended December 30, 2017 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

During the quarter ended June 30, 2018 the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  This change was included in the Company’s fiscal 2017 tax return that was finalized during that fiscal quarter.  As a result of this change and the change in the federal statutory tax rate from 35% to 21% in December 2017, the Company recorded in the fiscal quarter ended June 30, 2018 a decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 30,	September 30,
	2018	2017
Property, payroll and other taxes payable	$18,046,881	$21,261,924
Salaries, wages and bonuses payable	27,309,545	28,369,250
Self-insurance liabilities	13,209,649	13,326,110
Interest payable	3,506,514	13,175,382
Other	4,296,369	6,319,191
	$66,368,958	$82,451,857

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance liabilities totaled $34.2 million and $35.5 million at June 30, 2018 and September 30, 2017, respectively.  Of this amount, $13.2 million is accounted for as a current liability and $21.0 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 30, 2018.   At September 30, 2017, $13.3 million is accounted for as a current liability and $22.2 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.1 million and $8.0 million for the three-month periods ended June 30, 2018 and June 24, 2017, respectively. For the nine-month periods ended June 30, 2018 and June 24, 2017, employee insurance expense, net of employee contributions, totaled $27.1 million and $24.4 million, respectively.

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

The Company has $175.0 million line of credit (the “Line”) that matures September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at June 30, 2018.  The Company is not required to maintain compensating balances in connection with the Line. At June 30, 2018, the Company had $20.1 million of borrowings outstanding under the line.

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

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations that were scheduled to mature in fiscal years 2018-2020 with a LIBOR-based floating rate loan maturing in October 2027.  On December 19, 2017 the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges the floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at June 30, 2018 was not significant.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at June 30, 2018.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

At June 30, 2018, property and equipment with an undepreciated cost of approximately $217 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 30, 2018, the Company had excess net worth totaling $96.8 million calculated under covenants in the Notes, the Bonds, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 19, 2018 to stockholders of record on April 12, 2018.

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

	Three Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$17,557,024	$6,926,634	$56,551,833	$22,373,352
Conversion of Class B to Class A shares	6,926,634	—	22,373,352	—
Net income allocated, diluted	$24,483,658	$6,926,634	$78,925,185	$22,373,352

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,128,772	6,131,004	14,117,449	6,142,327
Conversion of Class B to Class A shares	6,131,004	—	6,142,327	—
Weighted average shares outstanding, diluted	20,259,776	6,131,004	20,259,776	6,142,327

Earnings per share
Basic	$1.24	$1.13	$4.00	$3.64
Diluted	$1.21	$1.13	$3.90	$3.64

The per share amounts for the third quarter of fiscal 2017 and the nine months ended June 24, 2017 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 24, 2017		June 24, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$8,234,965	$3,291,741	$24,563,248	$9,938,790
Conversion of Class B to Class A shares	3,291,741	—	9,938,790	—
Net income allocated, diluted	$11,526,706	$3,291,741	$34,502,038	$9,938,790

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,072,598	6,187,178	14,025,733	6,234,043
Conversion of Class B to Class A shares	6,187,178	—	6,234,043	—
Weighted average shares outstanding, diluted	20,259,776	6,187,178	20,259,776	6,234,043

Earnings per share
Basic	$0.58	$0.53	$1.75	$1.59
Diluted	$0.57	$0.53	$1.70	$1.59

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Revenues from unaffiliated customers:
Grocery	$343,687	$341,442	$1,055,896	$1,044,531
Non-foods	221,885	212,322	648,043	625,890
Perishables	273,339	265,828	800,018	770,350
Gasoline	165,510	129,569	438,722	366,175
Total Retail	1,004,421	949,161	2,942,679	2,806,946
Other	30,348	35,237	90,438	106,362
Total revenues from unaffiliated customers	$1,034,769	$984,398	$3,033,117	$2,913,308

Income from operations:
Retail	$26,555	$25,350	$79,843	$74,947
Other	3,223	4,314	9,378	11,935
Total income from operations	$29,778	$29,664	$89,221	$86,882

	June 30,	September 30,
	2018	2017
Assets:
Retail	$1,671,600	$1,600,699
Other	140,494	135,076
Elimination of intercompany receivable	(1,541)	(2,469)
Total assets	$1,810,553	$1,733,306

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 30, 2018 and June 24, 2017, respectively, the fluid dairy operation had $9.7 million and $10.6 million in sales to the grocery sales operation. The fluid dairy operation had $31.0 million and $33.9 million in sales to the grocery sales operation for the nine-month periods ended June 30, 2018 and June 24, 2017, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt at June 30, 2018 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$691,250	Level 2
Facility Bonds	77,090	77,090	Level 2
Secured notes payable and other	90,571	90,571	Level 2
Line of credit payable	20,095	20,095	Level 2
Total debt	$887,756	$879,006

The fair value of the interest rate swap, which is a Level 2 fair value measurement, was insignificant at June 30, 2018.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in Georgia (69), North Carolina (72), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 30,  2018, the Company operated 107 in-store pharmacies and 101 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 30, 2018 the Company’s self-insurance liabilities totaled $34.2 million.  Of this amount, $13.2 million is accounted for as a current liability and $21.0 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 30, 2018.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the nine-month period ended June 30, 2018.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $26.9 million and $27.4 million for the fiscal quarters ended June 30, 2018 and June 24, 2017, respectively.  For the nine-month periods ended June 30, 2018 and June 24, 2017, vendor allowances applied as a reduction of merchandise costs totaled $89.1 million and $87.1 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.1 million and $3.2 million for the fiscal quarters ended June 30, 2018 and June 24, 2017, respectively.  For the nine-month periods ended June 30, 2018 and June 24, 2017, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.6 million and $10.3 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 30, 2018 and June 24, 2017.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.    Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For both the three and nine-month periods ended June 30, 2018 and June 24, 2017, comparable store sales include 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 30,	June 24,	June 30,	June 24,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6%	24.1%	23.9%	24.1%
Operating and administrative expenses	20.8%	21.1%	20.9%	21.2%
Gain (loss) from sale or disposal of assets	0.1%	—%	0.0%	0.1%
Income from operations	2.9%	3.0%	3.0%	3.0%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	1.2%	1.2%	1.2%	1.2%
Income tax (benefit) expense	(0.6)%	0.7%	(0.7)%	0.7%
Net income	2.4%	1.2%	2.6%	1.2%

Three Months Ended June 30,  2018 Compared to the Three Months Ended June 24,  2017

Net income for the third quarter of fiscal 2018 totaled $24.5 million compared with $11.5 million for the third quarter of fiscal 2017.  The increase is attributable to an income tax benefit of $6.0 million recorded during the current fiscal quarter compared with income tax expense of  $7.4 million recorded in the prior year June quarter.  The income tax change is due to the adoption of certain income tax computation method changes and to the decrease in the statutory federal income tax rate enacted in December 2017.  Comparing the quarters, fiscal 2018 had higher sales and gross profit that were offset by higher expenses.

Net Sales. Net sales increased by $50.4 million, or 5.1% to $1.03 billion for the three months ended June 30, 2018 from $984.4 million for the three months ended June 24, 2017.  Sales increased in each retail product category.  The 2018 Easter holiday occurred in March, benefitting the current year March quarter.  The 2017 Easter holiday occurred in April, benefitting last year’s June quarter. Comparing the third quarter of fiscal 2018 with the third quarter of fiscal 2017, the average retail price of gasoline increased 23.4% gasoline sales dollars increased 27.8% and gallons sold increased approximately 3.6%.  Excluding gasoline sales and the effect of extra Easter sales in last year’s third quarter, grocery comparable store sales increased 1.8%  over the comparative fiscal quarters.  Comparing the third quarters of fiscal year 2018 and 2017 (and excluding gasoline), the number of customer transactions increased 0.6% and the average transaction size increased 1.8%.

Ingles operated 200 stores at June 30, 2018 and 199 stores at June 24, 2017.  Retail square footage was approximately 11.3 million at June 30, 2018 and 11.2 million at June 24, 2017.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 30,	June 24,
	2018	2017
Grocery	$343,687	$341,442
Non-foods	221,885	212,322
Perishables	273,339	265,828
Gasoline	165,510	129,569
Total retail	$1,004,421	$949,161

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 30, 2018 are summarized as follows (dollars in thousands):

Total retail sales for the three months ended June 24, 2017	$949,161
Comparable store sales increase (including gasoline)	49,615
Effect of Easter in second quarter of fiscal 2018	(6,495)
Impact of stores opened in fiscal 2017 and 2018	9,637
Impact of stores closed in fiscal 2017 and 2018	(4,141)
Other	6,644
Total retail sales for the three months ended June 30, 2018	$1,004,421

Gross Profit. Gross profit for the three-month period ended June 30, 2018 increased $6.8 million, or 2.8%, to $243.9 million, or 23.6%  of sales, compared with  $237.1 million, or 24.1% of sales, for the three-month period ended June 24,  2017.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 34 basis points in the third quarter of fiscal 2018 compared with the same fiscal 2017 period.  Gasoline gross profit dollars were 1.6% higher for the quarter ended June 30, 2018 compared with the quarter ended June 24, 2017.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $7.1 million, or 3.4%, to $214.7 million for the three months ended June 30, 2018, from $207.6 million for the three months ended June 24,  2017.   As a percentage of sales, operating and administrative expenses were 20.8%  for the three months ended June 30,  2018 compared with 21.1% for the three months ended June 24,  2017.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.5% and 24.1% of sales for the third fiscal quarter of 2018 and 2017, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$4.6	0.44%
Repairs and maintenance	$0.7	0.07%
Bank charges	$0.7	0.06%
Bad debt expense	$0.5	0.05%

Salaries and wages increased due to the additional labor hours required in part to accommodate in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Repairs and maintenance increased due to more sophisticated equipment and updated lighting in our stores, and due also to a higher level of building maintenance.

Bank charges increased due to increased rates charged by card processors and by more customer sales transactions being settled by card instead of check or cash.

Bad debt expense increased due to the write off of certain uncollectible amounts.

Interest Expense. Interest expense increased $0.3 million for the three-month period ended June 30, 2018 to $12.0 million from $11.7 million for the three-month period ended June 24, 2017.  Total debt at June 2018 was $887.8 million compared to $870.7 million at June 2017.  The London Interbank Offering Rate (“LIBOR”) has increased over the past twelve months, resulting in higher interest expense on the Company’s floating rate debt.

Income Taxes. Income tax benefit for the June 2018 quarter totaled $6.0 million, compared with income tax expense of $7.4 million for the June 2017 quarter.  In the June 2018 quarter the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  This change was included in the Company’s fiscal 2017 tax return that was finalized during the current fiscal quarter.  As a result of this change and the change in the federal statutory tax rate from 35% to 21% in December 2017, the Company recorded in the fiscal quarter ended June 30, 2018 a decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.  As a result of fiscal year 2018 tax law and tax calculation method changes, the Company has recorded at June 30, 2018 an income tax receivable of $33.1 million which is included in other current assets.

Net Income. Net income totaled $24.5 million and  $11.5 million for the three-month periods ended June 30, 2018 and June 24, 2017, respectively.  Basic and diluted earnings per share for Class A Common Stock were $1.24 and $1.21,  respectively for the June 2018 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $1.13 for the June 2018 quarter.  Basic and diluted earnings per share for Class A Common Stock were $0.58 and $0.57, respectively for the June 2017 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.53 for the June 2017 quarter.

Nine Months Ended June 30, 2018 Compared to the Nine Months Ended June 24, 2017

Net income for the first nine months of fiscal 2018 totaled $78.9 million compared with net income of $34.5 million for the nine-month fiscal 2017 period.  Fiscal 2018 income tax benefits accounted for most of the increased net income. Pretax income was higher for the current fiscal year, as sales and gross profit increased to a greater extent than increases in operating and interest expense.

Net Sales.  Net sales totaled $3.03 billion and $2.91 billion for the nine month periods ended June 30, 2018 and June 24, 2017, respectively.  The sales increase was broad-based across the Company’s retail product categories.  Retail gasoline prices, gallons sold, and sales dollars were higher in the June 2018 nine-month period compared with the same period last year.

Grocery segment comparable store sales, excluding the effect of gasoline, increased 1.9%.  The number of customer transactions (excluding gasoline) increased 0.2%, while the average transaction size (excluding gasoline) increased by 2.4%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 30,	June 24,
	2018	2017
Grocery	$1,055,896	$1,044,531
Non-foods	648,043	625,890
Perishables	800,018	770,350
Gasoline	438,722	366,175
Total retail	$2,942,679	$2,806,946

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 30, 2018 can be summarized as follows (dollars in thousands):

Total retail sales for the nine months ended June 24, 2017	$2,806,946
Comparable store sales increase (including gasoline)	110,599
Impact of stores opened in fiscal 2017 and 2018	32,646
Impact of stores closed in fiscal 2017 and 2018	(16,082)
Other	8,570
Total retail sales for the nine months ended June 30, 2018	$2,942,679

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

Gross Profit. Gross profit for the nine months ended June 30, 2018 increased $21.4 million, or 3.1%, to $723.7 million compared with $702.3 million, for the nine months ended June 24, 2017.  As a percentage of sales, gross profit totaled 23.9% for the nine months ended June 30, 2018 and 24.1% for the nine months ended June 24, 2017.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 17 basis points in the first three quarters of fiscal 2018 compared with the same fiscal 2017 period.  Gasoline gross profit dollars were higher for the nine months ended June 30, 2018 compared with the nine months ended June 24, 2017.

Operating and Administrative Expenses. Operating and administrative expenses increased $18.3 million, or 3.0%, to $635.2 million for the nine months ended June 30, 2018, from $616.9 million for the nine months ended June 24, 2017.  As a percentage of sales, operating and administrative expenses were 20.9% for the June 2018 nine-month period compared with 21.2% for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.3% and 24.0% of sales for the nine-month fiscal 2018 and 2017 periods, respectively.

A breakdown of the major increases in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$11.3	0.37%
Depreciation and amortization	$2.3	0.08%
Insurance	$1.8	0.06%
Bank charges	$1.4	0.05%

Salaries and wages increased due to the additional labor hours required in part to accommodate in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Depreciation and amortization increased as a result of the Company’s capital expenditure programs, including new stores and remodeling projects.

Insurance increased due to higher claims under the Company’s self-insurance programs.

Bank charges increase due to increased rates charged by card processors and by more customer sales transactions being settled by card instead of check or cash.

Interest Expense. Interest expense increased $0.8 million to $35.6 million for the nine months ended June 30, 2018 from $34.8 million for the nine months ended June 24, 2017.

Income Taxes. Income tax benefit for the June 2018 nine-month period totaled $22.9 million, compared with income tax expense of $20.1 million for the June 2017 quarter.  The Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  This change was included in the Company’s fiscal 2017 tax return that was finalized during the current fiscal quarter.  The impact of this change, the change in the federal statutory tax rated from 35% to 21% in December 2017, and the reconciliation of estimated prior year tax expense to actual tax returns filed during the quarter all contributed to the current period income tax benefit.

Net Income. Net income totaled $78.9 million for the nine-month period ended June 30, 2018.  Basic and diluted earnings per share for Class A Common Stock were $4.00 and $3.90, respectively, for the June 2018 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $3.64 for the June 2018 nine-month period.  Net income totaled $34.5 million for the nine-month period ended June 24, 2017.  Basic and diluted earnings per share for Class A Common Stock were $1.75 and $1.70, respectively, for the June 2017 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $1.59 for the June 2017 nine-month period.

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

Capital expenditures totaled $120.5 million for the nine-month period ended June 30, 2018.  These capital expenditures focused on construction of stores that opened in 2018 or will open in fiscal 2019,  shopping center activity, the addition of fuel centers and smaller scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2018 include investments of approximately $140 to $180 million.  The majority of the Company’s fiscal 2018 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2019 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $9.7 million at June 30, 2018.

Liquidity

The Company generated net cash from operations of $107.6 million in the June 2018 nine-month period compared to $106.6 million for the comparable 2017 period.  Net income increased substantially, but much of the increase is from income tax benefits that will be received as cash in future periods.

Cash used by investing activities for the nine-month period ended June 30, 2018 totaled $119.1 million, compared with cash used of $87.9 million for the nine-month period ended June 24, 2017.  During the fiscal 2018 period, capital expenditures were higher primarily due to the timing of expenditures on new buildings and store remodel projects, as well as the acquisition of previously leased properties.

The Company used $0.8  million for financing activities for the nine months ended June 30, 2018 compared with $16.4 million of cash used for financing activities for the nine months ended June 24, 2017.  The year over year change is attributable to higher current year line of credit usage to finance a higher level of capital expenditures compared with the prior fiscal year.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175 million line of credit (the “Line”) that matures in September 2022.    The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The Line allows the Company to issue up to $30.0 million in unused letters of credit, of which $9.6 million of unused letters of credit were issued at June 30, 2018.  The Company is not required to maintain compensating balances in connection with this Line.  At June 30, 2018, the Company had $20.1 million of borrowings outstanding under the line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 30, 2018, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $426 million of additional borrowings (including borrowings under the Line) as of June 30, 2018.

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

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$887,756	$12,812	$26,118	$101,539	$747,287
Scheduled interest on long-term debt (1)	242,584	47,433	93,325	87,579	14,247
Advance payments on purchase contracts	3,748	1,640	870	570	668
Operating leases (2)	59,433	10,270	16,191	10,506	22,466
Construction commitments	9,654	9,654	—	—	—
Total	$1,203,175	$81,809	$136,504	$200,194	$784,668

(1)	Scheduled interest on floating debt calculated using rates in effect on June 30, 2018.
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

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled  $34.2 million at June 30, 2018 and $35.5 million at September 30, 2017.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $14.3 million at June 30, 2018 and $13.3 million at September 30, 2017.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

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

Off Balance Sheet Arrangements

On December 19, 2017, the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges $60 million of floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly, with adjustments, if significant, recorded on other comprehensive income.  The difference between the notional amount and fair market value of the interest rate swap at June 30, 2018 was not significant.  The Company is not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended
	June 30,	June 24,
	2018	2017
All items	0.2%	—%
Food and beverages	0.2%	1.3%
Energy	0.7%	1.1%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a current notional amount of $56.0 million at a fixed rate of 3.92%.  The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2017.   After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 30, 2018.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2018.

No changes in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits.

3.1

Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, previously filed with the Commission and incorporated herein by this reference).  (Filed on paper – hyperlink is not required pursuant to Rule105 of Regulation S-T.)

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

4.1

Articles 4 and 9 of the Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Registration Statement on Form S-1, File No. 33-23919, (filed on paper – hyperlink is not required pursuant to Rule105 of Regulation S-T) and Exhibit 3.3 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 25, 2004, File No. 0-14706, respectively, each of which were previously filed with the Commission and are incorporated herein by this reference).

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 9, 2018	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 9, 2018	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer