Form 10-K
period 2018-09-29
INGLES MARKETS INC
filed 2018-12-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 29,  2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T  (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐ NOT APPLICABLE ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒.

As of March 31,  2018, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 31,  2018, was approximately $476 million.  As of December 4, 2018, the registrant had 14,145,385 shares of Class A Common Stock outstanding and 6,114,391 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

 Ingles Markets, Incorporated

Annual Report on Form 10-K

September 29, 2018

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects,  plans and objectives of management, are forward‑looking statements. The words “expect,” “anticipate,” “intend,” “plan,” “likely,” “goal,” “believe,” “seek” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.  Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control.  Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results.  Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•	business and economic conditions generally in the Company’s operating area, including inflation or deflation;
•	the Company’s ability to successfully implement our expansion and operating strategies;
•	pricing pressures and other competitive factors, including online-based procurement of products the Company sells;
•	sudden or significant changes in the availability of gasoline and retail gasoline prices;
•	the maturation of new and expanded stores;
•	general concerns about food safety;
•	the Company’s ability to manage technology and data security;
•	the availability and terms of financing;
•	increases in costs, including food, utilities, labor and other goods and services significant to the Company’s operations;
•	success or failure in the ownership and development of real estate;
•	changes in the laws and government regulations applicable to the Company;
•	other risks and uncertainties, including those described under the caption “Risk Factors.”

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 200 supermarkets in North Carolina (72),  Georgia (69), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers.  The Company remodels, expands and relocates stores in these communities and builds stores in new locations to retain and grow its customer base while retaining a high level of customer service and convenience.  Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  The Company also offers quality private label items and locally-sourced items throughout its market areas.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base.  The Company has an ongoing renovation and expansion plan to add stores in its target market and modernize the appearance and layout of its existing stores.  The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers.  Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring local organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items.

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 58%  of the goods the Company sells.  The remaining 42%  is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 80% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products.  In addition, the milk processing and packaging plant sells approximately 73%  of its products to other retailers, food service distributors and grocery warehouses in 15 states, which provides the Company with an additional source of revenue.

Real estate ownership is an important component of the Company’s operations.  The Company owns 161 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. Shopping center ownership provides tenant income and can enhance store traffic through the presence of additional products and services that complement grocery store operations.  The Company also owns 23 undeveloped sites suitable for a free-standing store or development by the Company or a third party.   The Company’s owned real estate is generally located in the same geographic region as its supermarkets. During fiscal year 2018, the Company purchased three shopping centers which contained Ingles stores that had been leased from third party landlords.

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

As of September 29, 2018, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 75% of the combined voting power and 28% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees).  The Company became a publicly traded company in September 1987.  The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)

	2018		2017		2016

Revenues from unaffiliated customers:
Grocery	$1,413.1		$1,424.9		$1,392.3
Non-foods	874.7		858.4		817.2
Perishables	1,078.7		1,061.6		1,011.7
Gasoline	604.9		515.8		435.6
Total retail	3,971.4	97.0%	3,860.7	96.5%	3,656.8	96.4%
Other	121.4	3.0%	142.0	3.5%	138.2	3.6%
	$4,092.8	100.0%	$4,002.7	100.0%	$3,795.0	100.0%
Income from operations:
Retail	$111.2	89.1%	$112.0	87.6%	$112.9	87.8%
Other	13.6	10.9%	15.9	12.4%	15.7	12.2%
	124.8	100.0%	127.9	100.0%	128.6	100.0%
Other income, net	3.1		3.8		2.3
Interest expense	47.6		47.4		46.3
Income before income taxes	$80.3		$84.3		$84.6

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers.  At September 29, 2018, the Company operated 190 supermarkets under the name “Ingles,” and 10 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama.  The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2018	2017	2016	2018	2017	2016
North Carolina	72	70	70	42%	41%	41%
South Carolina	36	36	36	18%	18%	18%
Georgia	69	70	71	32%	33%	33%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	2	—	—	—
Alabama	1	1	1	—	—	—
	200	199	201	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 29, 2018, the Company operated 108 pharmacies and 102 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2018	2017	2016	2015	2014
Weighted Average Sales Per Store (000’s) (1)	$19,674	$19,133	$18,107	$18,003	$18,267
Total Square Feet at End of Year (000’s)	11,329	11,173	11,117	11,049	11,063
Average Total Square Feet per Store	56,643	56,146	55,310	54,974	54,770
Average Square Feet of Selling Space per Store (2)	39,650	39,302	38,717	38,482	38,339
Weighted Average Sales per Square Foot of Selling Space (1) (2)	502	494	471	470	476

(1)

Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.    The decrease in weighted average sales per square foot of selling space in fiscal years 2015 and 2016 is attributable to significantly lower gasoline prices.  Gasoline prices increased beginning with fiscal year 2017.

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.  The Company’s market areas contain numerous providers of quality local products, which is in line with current customer preferences for goods produced where they live. Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that enhance the shopping experience.  The Company operates fuel stations at 102 of its store locations.  The Company believes fuel stations give customers a competitive fuel choice and increase store traffic by allowing customers to consolidate trips.

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

Purchasing and Distribution

The Company currently supplies approximately 58%  of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65  million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities will contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

The Company’s centrally managed purchasing and distribution operations provide several advantages, including the ability to negotiate and reduce the cost of merchandise, decrease overhead costs and better manage its inventory at both the warehouse and store level. From time to time, the Company engages in advance purchasing on high-turnover inventory items to take advantage of special prices offered by manufacturers for limited periods,  or to ensure adequate product supply during tight distribution market conditions.

The remaining 42%  of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 191 tractors and  753 trailers that the Company operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty) and by providing freight services for Milkco and for independent third parties.

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

The Company is focused primarily on developing owned stores. Management believes that owning stores provides the Company with flexible, lower all-in occupancy costs. The construction of new stores by independent contractors is closely monitored and controlled by the Company. Recently, the Company has had a greater number of circumstances where an existing store was closed in order to build a new store building on the same site that reflects the Company’s current marketing strategies.  The Company has also had opportunities to purchase at favorable prices shopping centers that included stores previously leased by the Company.  These purchases provide flexibility for future store redevelopment as well as current net rental income.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2018	2017	2016	2015	2014
Number of Stores:
Opened (1)	5	2	1	1	1
Closed (1)	4	4	1	2	2
Stores open at end of period	200	199	201	201	202
Size of Stores:
Less than 30,000 sq. ft.	14	14	15	15	15
30,000 up to 41,999 sq. ft.	35	36	38	39	39
42,000 up to 51,999 sq. ft.	22	22	23	24	25
At least 52,000 sq. ft.	129	127	125	123	123
Average store size (sq. ft.)	56,643	56,146	55,310	54,974	54,770

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities.  The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America  N.V..), Harris Teeter (owned by The Kroger Co.), The Kroger Co., Lidl (Lidl Stiftung & Co. KG), Publix Super Markets, Inc., Target Corporation, Whole Foods Market, and Wal-Mart Stores, Inc.  Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers (physical and online) and by restaurants.

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

In recent years, the number of online industry transactions has increased.  These transactions can include online ordering, and delivery by store pickup, delivery from the store, or other means.  Much of this increase in online transactions has taken place in markets with greater population density than the Company’s store locations.

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

Employees and Labor Relations

At September 29, 2018, the Company had approximately 26,000 non-union employees, of which 92% were supermarket personnel.  Approximately 62% of these employees work on a part-time basis. Management considers employee relations to be good. The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.  Recently, competition for labor has been more intense resulting in higher costs to attract and retain associates.  The Company has responded by increasing resources devoted to employee recruitment and retention, and has expanded the ways in which it markets itself to prospective employees.

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

At September 29, 2018, the Company had total consolidated indebtedness for borrowed money of $865.6 million and $165.6 million available under a $175.0  million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 75% of the combined voting power of all classes of the Company’s capital stock as of September 29, 2018.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company’s continued success depends upon the availability and performance of the Company’s executive officers, who possess unique and extensive industry knowledge and experience. The loss of the services of any of the Company’s executive officers or other key employees could adversely affect the Company’s business.

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

The Company depends on qualified employees to operate the Company’s stores and have been affected by recent tight labor markets.  A shortage of qualified employees could require the Company to enhance the Company’s wage and benefit package in order to better compete for and retain qualified employees, and the Company may not be able to recover these increased labor costs through price increases charged to customers, which could significantly increase the Company’s operating costs.

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

In recent years, more industry transactions have been online for ordering and fulfillment.  This trend places a higher reliance on effective and efficient information systems.

The Company is affected by the availability and wholesale price of gasoline and retail gasoline prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 102 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The Company’s business could be adversely affected by disruptions in the efficient distribution of food products to the Company’s warehouse and stores.  Such disruptions could be caused by, among other things, adverse weather conditions, fuel availability, shortage of truck drivers, food contamination recalls and civil unrest in foreign countries in which the Company’s suppliers do business.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 161 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant. The Company also owns 23 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 6.9 million square feet of leasable space, of which 3.6 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	16
50,000 – 100,000 square feet	31
More than 100,000 square feet	30
Total	77

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

Leased Properties

The Company operates supermarkets at 39 locations leased from various unaffiliated third parties.  Certain of the leases give the Company the right of first refusal to purchase the entire shopping center in which the supermarkets are located. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from  0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $2.66 to $7.68  per square foot. During fiscal 2018,  2017 and 2016, the Company paid a total of $11.8 million, $12.6 million and $12.7 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses. The following table summarizes lease expiration dates as of September 29, 2018, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2018-2030	5
2031-2045	1
2046 or after	33

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

As of December 4, 2018, there were approximately 416 holders of record of the Company’s Class A Common Stock and 124 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2018 Fiscal Year	High	Low
First Quarter (ended December 30, 2017)	$36.35	$22.80
Second Quarter (ended March 31, 2018)	$36.50	$29.40
Third Quarter (ended June 30, 2018)	$35.10	$27.93
Fourth Quarter (ended September 29, 2018)	$36.80	$28.40

2017 Fiscal Year	High	Low
First Quarter (ended December 24, 2016)	$51.70	$38.33
Second Quarter (ended March 25, 2017)	$49.80	$43.15
Third Quarter (ended June 24, 2017)	$47.55	$31.65
Fourth Quarter (ended September 30, 2017)	$33.75	$20.90

On December 4, 2018, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $27.57 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 34 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2018 and fiscal 2017, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 18, 2018 to common stockholders of record on October 11, 2018.  For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business.  The 2018 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 29, 2018 and assume that $100 was invested after the close of the market on September 28, 2013, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2014	2015	2016	2017	2018
Ingles Markets, Incorporated Class A Common Stock	$86.78	$162.91	$144.12	$97.58	$132.89
S&P 500 Comprehensive – Last Trading Day Index	$119.73	$119.00	$137.36	$162.92	$192.10
2018 Peer Group	$111.33	$140.96	$142.41	$107.32	$144.19

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 28, 2013.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2018		2017	2016	2015	2014
Net Sales	$4,092,805		$4,002,700	$3,794,977	$3,778,644	$3,835,986
Net Income	97,365	(3)	53,874	54,189	59,353	51,426
Diluted Earnings per Common Share
Class A	$4.81		$2.66	$2.68	$2.93	$2.28
Class B	4.49		2.49	2.50	2.74	2.14
Cash Dividends per Common Share
Class A	$0.66		$0.66	$0.66	$0.66	$0.66
Class B	0.60		0.60	0.60	0.60	0.60

	Selected Balance Sheet Data at September
	(in thousands)
	2018		2017	2016	2015 (2)	2014 (2)
Current Assets	$496,743		$445,840	$418,487	$423,746	$405,009
Property and Equipment, net	1,303,044		1,265,112	1,247,882	1,211,458	1,218,607
Total Assets	1,824,911		1,733,306	1,686,478	1,654,828	1,638,757
Current Liabilities, including Current Portion of Long-Term Debt	260,138		245,563	241,605	251,960	249,462
Long-Term Liabilities, net of Current Portion (1)	894,898		906,772	903,249	909,247	944,274
Stockholders’ Equity	595,414		511,052	470,176	428,978	382,602

(1)	Excludes long-term deferred income tax liability.
(2)	Restated to reflect retrospective adoption of new accounting pronouncement affecting debt issuance costs and deferred tax assets.
(3)	Includes $37.3 million income tax benefit from tax law changes and adoption of a different tax depreciation calculation method.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates  200 supermarkets in North Carolina (72), Georgia (69), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 29, 2018, the Company operated 108 in-store pharmacies and 102 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.   The Company’s self-insurance reserves totaled $34.7 million and $35.5 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 29, 2018 and September 30, 2017, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.6 million at September 29,  2018 and $4.8 million at September 30, 2017.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $116.5 million, $116.6 million and $115.8 million for the fiscal years ended September 29,  2018, September 30,  2017 and September 24,  2016, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.1 million, $13.8 million, and $13.5 million for the fiscal years ended September 29,  2018, September 30,  2017 and September 24,  2016, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 29, 2018, September 30,  2017 and September 24, 2016, consisted of 52, 53 and 52 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 29,  2018 and September 30,  2017 comparable store sales include 196 and 197  stores, respectively.   Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was approximately 86,000 for the fiscal year ended September 29, 2018 and 36,000 for the fiscal year ended September 30,  2017.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Gross profit	24.0	24.1	24.4
Operating and administrative expenses	20.9	20.9	21.0
Gain from sale or disposal of assets	—	—	—
Income from operations	3.1	3.2	3.4
Other income, net	0.1	0.1	—
Interest expense	1.2	1.2	1.2
Income before income taxes	2.0	2.1	2.2
Income tax (benefit) expense	(0.4)	0.8	0.8
Net income	2.4	1.3	1.4

Fiscal Year Ended September 29,  2018 Compared to the Fiscal Year Ended September 30,  2017

There are two significant occurrences that will affect many of the comparisons between the fiscal years ended September 29, 2018 and September 30, 2017.  First, fiscal year 2017 was a 53 week year, resulting generally in higher sales, operating expenses and operating income compared with the 52 weeks in fiscal year 2018.  In addition, changes to Federal tax laws and the Company’s adoption of a different tax calculation method resulted in significant deferred tax benefits totaling $37.3 million in fiscal year 2018.  The Company will cite these factors wherever they are relevant to the comparison of its results of operations for fiscal years 2018 with those of fiscal year 2017.

Net income for the fiscal year ended September 29,  2018 was $97.4 million, compared with net income of  $53.9 million for the fiscal year ended September 30,  2017,  primarily due to the positive impact of the fiscal year 2018 deferred tax benefits.  Pretax income was $80.3 million for fiscal year 2018, compared with pretax income of $84.3 million for fiscal year 2017, a decrease primarily attributable to fiscal year 2017’s extra week.

Sales and gross margin increased in the retail segment, including increases in gasoline margins.  Expenses increased primarily as a result of continued tight labor conditions in the Company’s market area.  Fluid dairy income decreased due to decreased overall milk demand, and real estate income increased as the Company added tenants in existing shopping centers and in acquired shopping centers where the Company had previously leased a store.

Net Sales. Net sales for the fiscal year ended September 29, 2018 totaled $4.09 billion, compared with $4.00 billion for the fiscal year ended September 30,  2017.

Management analyzes comparable store sales for the 52 weeks of fiscal year 2018 with the corresponding 52 calendar weeks of fiscal year 2017.  On this basis, retail comparable sales excluding gasoline increased 2.0% during fiscal 2018 compared with 2017.  The number of transactions (excluding gasoline) increased 0.3% while the average transaction size (excluding gasoline) increased by 2.2%.  Comparing fiscal 2018 with 2017 on a 52-week basis, gasoline gallons increased 2.3% and per gallon gasoline prices increased 19.1%.

Sales by product category for the fiscal years ended September 29,  2018 and September 30,  2017, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2018	2017
Grocery	$1,413,088	$1,424,891
Non-foods	874,677	858,409
Perishables	1,078,693	1,061,560
Gasoline	604,897	515,857
Total retail grocery	$3,971,355	$3,860,717

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 29,  2018 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 30, 2017	$3,860,717
Comparable store sales increase	153,703
Impact of stores closed in fiscal 2018 and 2017	(19,698)
Sales growth stores opened fiscal 2018 and 2017	44,094
Effect of 53rd week in fiscal 2017	(71,883)
Other	4,422
Total retail grocery sales for the fiscal year ended September 29, 2018	$3,971,355

Increased fiscal 2018 sales resulted from new and replacement store buildings, the introduction of new products and product presentation, especially in higher margin products, effective promotions and cost competitiveness.    The Company increased its use of The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) to increase net sales and comparable store sales through enhanced loyalty programs and special offers.  Information obtained from holders of the Ingles Advantage Card also assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

The Company expects non-gasoline sales will be higher in the 2019 fiscal year compared with fiscal 2018.  The Company anticipates adding new stores in fiscal 2019, expects to continue remodeling a significant number of existing stores, and plans to add more fuel stations and pharmacies.  Fiscal 2019 sales growth will also be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices, general labor- and distribution-influenced economic conditions and changing customer preferences for purchasing items sold by the Company.

Gross Profit. Gross profit for the 52 week fiscal year ended September 29, 2018 increased $16.6 million, or 1.7%, to $980.2 million compared with $963.6 million for the 53 week fiscal year ended September 30,  2017. As a percentage of sales, gross profit totaled 24.0%  for the fiscal year ended September 29,  2018 and 24.1% for the fiscal year ended September 30,  2017.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 31 basis points in fiscal 2018 compared with fiscal 2017.  The gross margin increase was primarily due to a  favorable change in the mix of products sold, offset by a slightly lower dollar gross margin on gasoline sales.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $19.0 million, or 2.3%, to $856.1 million for the 52 week fiscal year ended September 29,  2018, from $837.1 million for the 53 week fiscal year ended September 30,  2017.   As a percentage of sales, operating and administrative expenses were 20.9% for both fiscal years 2018 and 2017.  Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 24.3%  for fiscal 2018 compared with 23.8% for fiscal 2017.

A breakdown of the major increases in operating and administrative expenses is as follows.  Dollar increases are for the 52 weeks of fiscal year 2018 compared with the 53 weeks of fiscal year 2017.  On an equivalent week basis, the dollar increases would have been higher.

		Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$9.3	0.23%
Insurance	$3.8	0.09%
Depreciation and amortization	$3.1	0.08%
Utilities and fuel	$1.3	0.03%
Bank charges	$1.3	0.03%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and changes to the sales mix.    In general the labor market in the Company’s market area has become more competitive.

Insurance expenses increased due to higher claims experienced under its self-insurance programs and increased market costs, including cost of the Affordable Care Act.

Depreciation and amortization increased as a result of the Company’s capital expenditures programs, including smaller remodeling projects that contain capital assets with shorter useful lives-compared with real restate.

Utilities and fuel increased due to increases in market energy costs and due to increases in store and shopping center square feet.

Bank charges have increased as more sales transactions are being settled with debit and credit cards, and the per transaction card costs have increased.

Gain from Sale or Disposal of Assets. Gains from sale or disposal of assets totaled $0.7 million for fiscal 2018 compared with gains of $1.5 million for fiscal 2017.  There were no individually significant transactions during either fiscal year.

Other Income, Net. Other income, net totaled $3.1 million and $3.8 million for the fiscal years ended September 29,  2018 and September 30,  2017, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense was relatively unchanged at $47.6 million for the fiscal year ended September 29,  2018 and $47.4 million for the fiscal year ended September 30,  2017.  Total debt was $865.6 million at the end of fiscal 2018 compared with $877.9 million at the end of fiscal 2017.  Market interest rates increased during fiscal years 2017 and 2018, which affected interest expense on the Company’s floating rate debt.  During late fiscal year 2017 and early fiscal year 2018, the Company renegotiated or refinanced some of its debt at lower base rates and entered into an interest rate swap to fix the interest on certain debt.  These actions as well as a reduction in total debt reduced the impact of rising market interest rates.

Income Taxes. In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law.  Among other things, the Tax Act reduced the federal corporate tax rate from 35% to 21% and allowed for full depreciation expensing of qualified property when placed in service.

As a result of the decrease in the effective tax rate, the Company recorded a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.  During fiscal year 2018, the Company adopted a tax depreciation calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  As a result of this change and the aforementioned change in the federal corporate tax rate, the Company recorded an additional decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.

Without the $37.3 million tax expense reductions, the Company’s effective tax rate would have been 25.2% for the fiscal year ended September 29, 2018 compared with 36.1% for the fiscal year ended September 30, 2017.  This decrease is attributable to the aforementioned reduction in the federal corporate tax rate.

Net Income. Net income totaled $97.4 million for the fiscal year ended September 29,  2018 compared with net income of $53.9 million for the fiscal year ended September 30,  2017.  Basic and diluted earnings per share for Class A Common Stock were $4.94 and $4.81,  respectively, for the fiscal year ended September 29,  2018 compared with $2.74 and $2.66, respectively, for the fiscal year ended September 30,  2017.  Basic and diluted earnings per share for Class B Common Stock were each $4.49 for the fiscal year ended September 29,  2018 compared with $2.49 of basic and diluted earnings per share for the fiscal year ended September 30,  2017.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $42.5 million, or 5.4%, to $837.1 million for the fiscal year ended September 30, 2017, from $794.6 million for the fiscal year ended September 24, 2016.   As a percentage of sales, operating and administrative expenses were 20.9% for fiscal year 2017 and 21.0% for fiscal year 2016.  Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 23.8% for fiscal 2017 compared with 23.5% for fiscal 2016.

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

Capital expenditures totaled $150.5 million and $127.7 million for fiscal 2018 and 2017, respectively.  Major capital expenditures include the following:

	2018	2017
New stores	5	2
Store sites/land parcels purchased	4	2
Fuel stations added	5	4

 (including those added at new or replacement stores)

During fiscal year 2018, the Company purchased three shopping centers which contained Ingles stores that had been leased from third party landlords.

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2019 include investments of approximately $120 to $160 million.  The majority of the Company’s fiscal 2019 capital expenditures will be dedicated to continued improvement of its store base and will include construction of one or more new/remodeled stores.  Fiscal 2019 capital expenditures will also include investments in stores expected to open in fiscal 2020 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.  The Company will also consider land acquisitions for future development and the purchase of shopping centers where the Company operates leased stores.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.10 billion, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Construction commitments at September 29,  2018 totaled $12.6 million.

Liquidity

The Company generated $161.2 million of cash from operations in fiscal 2018 compared with $156.3 million for fiscal 2017.  Net income increased substantially, but much of the increase is from income tax benefits that will be received as cash in future periods.

Cash used by investing activities for fiscal 2018 totaled $148.1 million compared with $125.4 million for fiscal 2017.  The Company’s most significant investing activity is capital expenditures.  Comparing fiscal year 2018 with fiscal year 2017,  the Company invested a greater amount in new buildings and shopping center purchases.

During fiscal 2018, the Company’s net financing activities of $26.5 million consisted primarily of Dividends and debt repayment.   During fiscal 2017, the Company’s net financing activities of $12.7 million consisted primarily of dividends.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 29,  2018.  The Company is not required to maintain compensating balances in connection with the Line.  At September 29, 2018, the Company had no borrowing outstanding under the Line.

On December 29, 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until June 2021, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 began on January 1, 2014.  During fiscal year 2018, the Covenant Agreement was amended to change certain terms and to extend the maturity to September 2026.  The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

On December 19, 2017, the Company entered into an interest rate swap agreement for a notional amount of $58.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges $60 million of floating rate debt closed by the Company in September 2017.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly, with adjustments, if significant, recorded in other comprehensive income.  The fair market value of the interest rate swap at September 29, 2018 was not significant.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of September 29,  2018, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $416 million of additional borrowings (including borrowings under the Line) as of September 29,  2018.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.  The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 29,  2018:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$865,588	$12,848	$26,219	$727,445	$99,076
Scheduled interest on long-term debt (1)	234,818	46,305	91,013	88,771	8,729
Advance payments on purchase contracts	3,115	1,116	870	470	659
Operating leases (2)	60,396	10,286	16,170	10,628	23,312
Construction commitments	12,611	12,611	—	—	—
Total	$1,176,528	$83,166	$134,272	$827,314	$131,776

(1) Scheduled interest on floating rate debt calculated using rates in effect on September 29,  2018.

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

Amounts available to the Company under commercial commitments as of September 29,  2018, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$165,608	$—	$—	$165,608	$—
Letters of credit-standby	9,392	9,392	—	—	—
Potential commercial commitments	$175,000	$9,392	$—	$165,608	$—

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations.  One of the Company’s significant costs is labor, which increases with general inflation.  Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs.

	Twelve Months Ended
	September 29,	September 30,
	2018	2017
All items	2.3%	2.2%
Food and beverages	1.4%	1.2%
Energy	4.8%	10.1%

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

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors.  The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.  The Company may consider the use of derivative instruments (such as the interest swap commenced in December, 2017) to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 29,  2018 and September 30,  2017, respectively (in thousands):

September 29, 2018	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)	$7,688	$7,761	$7,840	$7,921	$8,005	$33,239	$72,454	$72,454
Average year-end interest rate (1)	3.80%	3.80%	3.80%	3.80%	3.81%	3.81%	3.80%
Long-term debt, fixed interest rate	$1,912	$1,996	$2,083	$2,174	$2,270	$11,647	$22,082	$22,082
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$54,440	$77,090	$77,090
Average year-end interest rate	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$700,000	$—	$700,000	$710,500
Average interest rate	—%	—%	—%	—%	5.75%	—%	5.75%

September 30, 2017	2018	2019	2020	2021	2022	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average year-end variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate	$7,117	$7,688	$7,761	$7,840	$7,921	$41,244	$79,571	$79,571
Average year-end interest rate	2.93%	2.92%	2.93%	2.93%	2.93%	2.93%	2.93%
Long-term debt, fixed interest rate	$1,832	$1,912	$1,996	$2,083	$2,174	$13,903	$23,900	$23,900
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$68,030	$—	$—	$81,620	$81,620
Average year-end interest rate	2.61%	2.61%	2.61%	2.61%	—%	—%	2.61%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$700,000	$700,000	$682,500
Average interest rate	—%	—%	—%	—%	—%	5.75%	5.75%

(1) Excludes interest rate swap that fixes at 3.92% the interest rate on $54.5 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management,  but has typically not utilized highly leveraged financial instruments.  On the basis of the fair value of the Company’s market sensitive instruments at September 29,  2018, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonable possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 29,  2018, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 29, 2018.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 29,  2018 using the criteria described in Internal Control – Integrated Framework  (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 29, 2018, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 29, 2018 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 29, 2018.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2019 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 29,  2018.

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

PART IV

 Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

•	Consolidated Balance Sheets as of September 29, 2018 and September 30, 2017;

•	Consolidated Statements of Income for the years ended September 29, 2018, September 30, 2017, and September 24, 2016;

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 29, 2018, September 30, 2017, and September 24, 2016;

•	Consolidated Statements of Cash Flows for the years ended September 29, 2018, September 30, 2017, and September 24, 2016;

•	Notes to Consolidated Financial Statements.

2. Financial statement schedules:

•	Schedule II – Supplemental schedule of valuation and qualifying accounts.

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

10.8

Seventh Amendment to the Credit Agreement dated as of September 27, 2017, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.13 to the Ingles Markets, Incorporated’s Annual Report on Form 10-K, File No. 0-14706, previously filed with the Commission on December 6, 2017 and incorporated herein by this reference).

10.9

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

10.13

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

10.14

Ingles Markets, Incorporated Investment/Profit Sharing Plan (Amended and Restated effective January1, 2017) (included as Exhibit 10.9 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.15

Ingles Markets, Incorporated Investment/Profit Sharing Plan Description (included as Exhibit 10.10 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

(Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 15(b) of Form 10-K.)

10.16

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

10.17

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

101*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 29,  2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

*  Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on the Financial Statement

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 29, 2018 and September 30, 2017, the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 29, 2018 and the related notes and the schedule listed in the Index at Item 15 (a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 29, 2018 and September 30, 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 7, 2018

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 29, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended September 29, 2018, of the Company and our report dated December 7, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia

December 7,  2018

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29,  2018 AND SEPTEMBER 30,  2017

	2018	2017
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,537,303	$23,912,100
Receivables (less allowance for doubtful accounts of $433,355 – 2018 and $305,580 – 2017)	70,056,909	66,329,164
Inventories	372,195,421	349,333,013
Other	43,953,483	6,265,737
Total current assets	496,743,116	445,840,014

PROPERTY AND EQUIPMENT, NET	1,303,044,370	1,265,112,350

OTHER ASSETS	25,123,334	22,353,410

TOTAL ASSETS	$1,824,910,820	$1,733,305,774

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 29,  2018 AND SEPTEMBER 30,  2017

	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,848,013	$12,210,571
Accounts payable - trade	165,165,312	150,901,051
Accrued expenses and current portion of other long-term liabilities	82,124,766	82,451,857
Total current liabilities	260,138,091	245,563,479

DEFERRED INCOME TAXES	74,461,000	69,918,000

LONG-TERM DEBT	852,739,760	865,659,744

OTHER LONG-TERM LIABILITIES	42,158,161	41,112,548
Total liabilities	1,229,497,012	1,222,253,771

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,145,385 shares in 2018, 14,084,044 shares in 2017	707,269	704,202
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,114,391 shares in 2018, 6,175,732 shares in 2017	305,720	308,787

Paid-in capital in excess of par value	12,311,249	12,311,249

Retained earnings	582,089,570	497,727,765
Total stockholders’ equity	595,413,808	511,052,003
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,824,910,820	$1,733,305,774

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FISCAL YEARS ENDED SEPTEMBER 29,  2018,

SEPTEMBER 30,  2017 AND SEPTEMBER 24,  2016

	2018	2017	2016
Net sales	$4,092,804,877	$4,002,699,727	$3,794,977,406
Cost of goods sold	3,112,635,516	3,039,106,724	2,870,572,206
Gross profit	980,169,361	963,593,003	924,405,200
Operating and administrative expenses	856,074,106	837,144,859	794,594,653
Gain (loss) from sale or disposal of assets	728,386	1,464,600	(1,208,549)
Income from operations	124,823,641	127,912,744	128,601,998
Other income, net	3,064,690	3,806,869	2,362,772
Interest expense	47,569,703	47,458,033	46,330,304
Income before income taxes	80,318,628	84,261,580	84,634,466
Income tax (benefit) expense	(17,046,000)	30,388,000	30,445,000
Net income	$97,364,628	$53,873,580	$54,189,466
Per-share amounts:
Class A Common Stock
Basic earnings per common share	$4.94	$2.74	$2.75
Diluted earnings per common share	$4.81	$2.66	$2.68
Class B Common Stock
Basic earnings per common share	$4.49	$2.49	$2.50
Diluted earnings per common share	$4.49	$2.49	$2.50
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 29,  2018,

SEPTEMBER 30,  2017 AND SEPTEMBER 24,  2016

					PAID-IN
	CLASS A		CLASS B		CAPITAL IN
	COMMON STOCK		COMMON STOCK		EXCESS OF	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	EARNINGS	TOTAL
Balance, September 26, 2015	13,924,651	$696,233	6,335,125	$316,756	$12,311,249	$415,654,162	$428,978,400
Net income	—	—	—	—	—	54,189,466	54,189,466
Cash dividends
Class A	—	—	—	—	—	(9,200,271)	(9,200,271)
Class B	—	—	—	—	—	(3,791,985)	(3,791,985)
Common stock conversions	41,825	2,091	(41,825)	(2,091)	—	—	—
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$456,851,372	$470,175,610
Net income	—	—	—	—	—	53,873,580	53,873,580
Cash dividends
Class A	—	—	—	—	—	(9,254,502)	(9,254,502)
Class B	—	—	—	—	—	(3,742,685)	(3,742,685)
Common stock conversions	117,568	5,878	(117,568)	(5,878)	—	—	—
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$497,727,765	$511,052,003
Net income	—	—	—	—	—	97,364,628	97,364,628
Cash dividends
Class A	—	—	—	—	—	(9,316,501)	(9,316,501)
Class B	—	—	—	—	—	(3,686,322)	(3,686,322)
Common stock conversions	61,341	3,067	(61,341)	(3,067)	—	—	—
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$582,089,570	$595,413,808

See Notes to Consolidated Financial Statements.

 INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 29,  2018,

SEPTEMBER 30,  2017 AND SEPTEMBER 24,  2016

	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$97,364,628	$53,873,580	$54,189,466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	113,082,675	110,929,378	106,587,686
(Gain) loss from sale or disposal of assets	(728,386)	(1,464,600)	1,208,549
Receipt of advance payments on purchases contracts	2,108,133	3,736,862	3,195,887
Recognition of advance payments on purchases contracts	(2,178,062)	(2,176,620)	(3,275,156)
Deferred income taxes	4,543,000	(1,531,000)	6,806,000
Changes in operating assets and liabilities
Receivables	(3,727,745)	(4,593,777)	4,548,776
Inventory	(22,862,408)	(5,451,936)	(5,236,949)
Other assets	(40,549,644)	(1,566,670)	3,635,949
Accounts payable and accrued expenses	14,187,867	4,585,074	(12,629,450)
Net Cash Provided By Operating Activities	161,240,058	156,340,291	159,030,758
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	2,340,027	2,335,726	758,529
Capital expenditures	(150,486,508)	(127,695,650)	(137,642,132)
Net Cash Used By Investing Activities	(148,146,481)	(125,359,924)	(136,883,603)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	515,395,546	393,175,778	708,337,039
Payments on short-term borrowings	(515,395,546)	(393,175,778)	(708,797,044)
Net proceeds from new long-term borrowings	—	59,737,147	20,283,178
Principal payments on long-term borrowings	(13,465,551)	(59,487,736)	(30,803,603)
Dividends	(13,002,823)	(12,997,187)	(12,992,256)
Net Cash Used By Financing Activities	(26,468,374)	(12,747,776)	(23,972,686)
(Decrease) increase in Cash and Cash Equivalents	(13,374,797)	18,232,591	(1,825,531)
Cash and Cash Equivalents at Beginning of Year	23,912,100	5,679,509	7,505,040
Cash and Cash Equivalents at End of Year	$10,537,303	$23,912,100	$5,679,509

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 29,  2018,  September 30,  2017 and September 24,  2016

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 200 supermarkets in North Carolina (72), Georgia (69), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC.  All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September.    Fiscal years 2018 and 2016 each consisted of 52 weeks. Fiscal year 2017 consisted of 53 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – In February 2016, the FASB issued Accounting Standards Update ASU 2016-02 “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt the standard in the first quarter of fiscal 2020.  The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company will adopt the standard in the first quarter of fiscal 2019, and determined the impact of adopting the new guidance will be immaterial to its annual and interim financial statements.  The Company’s assessment included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard.

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets.  There were no such balances at September 29, 2018 and September 30, 2017, respectively.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash.  At September 29, 2018, the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit.  Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations.  At September 29, 2018 demand deposits of approximately $5.9 million in three banks exceed the $250,000 FDIC insurance limit per bank.

Interest Rate Swaps – The Company utilizes an interest rate swap contract to reduce its exposure to fluctuations in variable interest rates for future interest payments on one of its debt instruments.  For determining the fair value of the interest rate swap contract, the Company uses significant observable market data or assumptions about counterparty risk.  The fair value estimates reflect an income approach based on the terms of the interest rate swap contract and inputs corroborated by observable market data including interest rate curves.  The Company has designated this swap as a cash flow hedge, for which the Company records the effective portions of changes in its fair value, net of tax, in other comprehensive income (loss).  To the extent the interest rate swap is determined to be ineffective, the Company recognizes the change in the estimated fair value of the swap in earnings.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $113.1 million, $110.9 million and $106.6 million for fiscal years 2018, 2017 and 2016, respectively.

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

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported.  The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods.  These estimates can fluctuate if historical trends are not predictive of the future.  The Company’s self-insurance reserves totaled $34.7 million and $35.5 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 29, 2018 and September 30, 2017, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.6 at September 29, 2018 and $4.8 million at September 30, 2017.    The Company is required in certain cases to obtain letters of credit to support its self-insured status.  At fiscal year-end 2018, the Company’s self-insured liabilities were supported by $8.9 million of undrawn letters of credit which expire between September and October 2019.   The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2014.   Examinations may challenge certain of the Company’s tax positions.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate.  These amounts are insignificant for fiscal years 2018, 2017, and 2016.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred.  Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $12.6 million, $12.5 million and $13.3 million for fiscal years 2018, 2017 and 2016, respectively.

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

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $14.4 million, $15.4 million and $16.0 million for fiscal years 2018, 2017 and 2016, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale.  Therefore, approximately 56% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility.  The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis.  Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts.  The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory.  In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $116.5 million, $116.6 million, and $115.8 million for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $14.1 million, $13.8 million, and $13.5 million for the fiscal years ended September 29, 2018, September 30, 2017 and September 24, 2016, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2018	2017
Deferred tax liabilities:
Property and equipment tax/book differences	$87,577,000	$89,089,000
Property tax method	1,156,000	1,575,000
Total deferred tax liabilities	88,733,000	90,664,000
Deferred tax assets:
Insurance reserves	4,790,000	7,872,000
Advance payments on purchases contracts	761,000	1,207,000
Vacation accrual	1,652,000	2,471,000
State tax credits	—	4,000
Inventory	1,055,000	1,555,000
Deferred compensation	3,662,000	5,032,000
Other	2,352,000	2,605,000
Total deferred tax assets	14,272,000	20,746,000
Net deferred tax liabilities	$74,461,000	$69,918,000

At September 29, 2018 refundable current income taxes totaling $36.7 million, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2018	2017	2016
Federal tax at statutory rate	$19,678,000	$29,492,000	$29,622,000
State income tax, net of federal tax benefits	3,528,000	2,774,000	2,554,000
Federal tax credits	(1,052,000)	(1,024,000)	(1,312,000)
Tax rate change on deferred tax balance as of Federal law enactment date	(26,680,000)	—	—
Tax method change	(10,606,000)	—	—
Tax rate change effect of FY18 current deferred activity	(2,124,000)	—	—
Other	210,000	(854,000)	(419,000)
Total	$(17,046,000)	$30,388,000	$30,445,000

Current and deferred income tax expense (benefit) is as follows:

	2018	2017	2016
Current:
Federal	$(21,596,000)	$26,994,000	$19,676,000
State	7,000	4,925,000	3,963,000
Total current	(21,589,000)	31,919,000	23,639,000
Deferred:
Federal	1,020,000	(1,104,000)	6,828,000
State	3,523,000	(427,000)	(22,000)
Total deferred	4,543,000	(1,531,000)	6,806,000
Total (benefit) expense	$(17,046,000)	$30,388,000	$30,445,000

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law.  Among other things, the Tax Act reduced the federal corporate tax rate from 35% to 21% and allowed for full depreciation expensing of qualified property when placed in service.

As a result of the decrease in the effective tax rate, the Company recorded a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.  During fiscal year 2018, the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  As a result of this change and the aforementioned change in the federal corporate tax rate, the Company recorded an additional decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.

3. Property and Equipment

Property and equipment, net, consists of the following:

	2018	2017
Land	$351,073,344	$339,983,697
Construction in progress	12,393,293	26,684,306
Buildings	1,173,237,017	1,110,482,379
Store, office and warehouse equipment	946,026,834	900,160,007
Transportation equipment	75,919,047	72,942,078
Leasehold improvements	54,387,952	56,561,436
Total	2,613,037,487	2,506,813,903
Less accumulated depreciation and amortization	1,309,993,117	1,241,701,553
Property and equipment - net	$1,303,044,370	$1,265,112,350

4. Property Held for Lease and Rental Income

At September 29, 2018, the Company owned and operated 77 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2018	2017	2016
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$10,826,997	$8,847,035	$8,280,790
Contingent rentals	249,965	334,204	312,822
Total	11,076,962	9,181,239	8,593,612
Depreciation on owned properties leased to others	(5,132,805)	(5,255,719)	(4,936,485)
Other shopping center expenses	(2,967,860)	(2,654,976)	(2,124,105)
Total	$2,976,297	$1,270,544	$1,533,022

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 29,	September 30,
	2018	2017
Land	$54,348,413	$45,528,897
Buildings	170,700,496	170,277,547
Total	225,048,909	215,806,444
Less accumulated depreciation	(108,754,494)	(114,072,360)
Total	$116,294,415	$101,734,084

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 29, 2018:

Fiscal Year
2019	$8,288,913
2020	7,263,659
2021	5,525,165
2022	4,703,291
2023	3,887,179
Thereafter	12,119,918
Total minimum future rental income	$41,788,125

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

Operating Leases - Rent expense for all operating leases of $12.8 million, $13.6 million and $13.8 million for fiscal years 2018, 2017 and 2016, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.3 million for each of fiscal years 2018, 2017 and 2016, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 29, 2018 are as follows:

Fiscal Year
2019	$10,286,273
2020	9,201,324
2021	6,968,596
2022	6,152,252
2023	4,475,619
Thereafter	23,312,213
Total minimum future rental commitments	$60,396,277

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2018	2017
Property, payroll, and other taxes payable	$22,327,253	$21,261,924
Salaries, wages, and bonuses payable	29,583,266	28,369,250
Self-insurance liabilities:
Employee group insurance	5,257,120	4,893,855
Workers’ compensation insurance	5,079,514	5,387,235
General liability insurance	3,239,695	3,045,020
Interest	13,397,615	13,175,382
Other	3,240,303	6,319,191
Total accrued expenses and current portion of other long-term liabilities	$82,124,766	$82,451,857

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $37.7 million, $33.1 million and $34.5 million for fiscal years 2018,  2017 and 2016, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2018	2017
Advance payments on purchases contracts	$3,115,106	$3,185,034
Deferred lease expense	1,941,708	1,913,811
Nonqualified investment plan liability	15,033,318	13,303,318
Self-insurance liabilities:
Workers’ compensation insurance	16,333,768	17,147,541
General liability insurance	4,776,234	4,663,347
Other	2,124,800	1,867,015
Other long-term liabilities	43,324,934	42,080,066
Less current portion	1,166,773	967,518
Total other long-term liabilities	$42,158,161	$41,112,548

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2018	2017
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	77,090,000	81,620,000
Outstanding line of credit, weighted average interest rate of 6.25% for 2018	—	—
Notes payable due to banks, weighted average interest rate of 3.68% for 2018 and 3.24% for 2017	94,535,898	103,471,449
Less unamortized prepaid loan costs	(6,038,125)	(7,221,134)
Total long-term debt	865,587,773	877,870,315
Less current portion	12,848,013	12,210,571
Long-term debt, net of current portion	$852,739,760	$865,659,744

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 29, 2018.  The Company is not required to maintain compensating balances in connection with the Line.   At September 29, 2018, the Company had no borrowing outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center to be located in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until June 2021, subject to certain events.   Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  During fiscal year 2018, the Covenant Agreement was amended to change certain terms and to extend the maturity to September 2026. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 29, 2018.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s line of credit, Bond and Notes indenture in the event of default under any one instrument.

In September, 2017 the Company refinanced approximately $60 million secured borrowing obligations that were scheduled to mature in fiscal years 2018-2020 with a LIBOR-based floating rate loan maturing in October 2027.  In December 2017, the Company entered into an interest rate swap contract to convert the variable interest rate on this loan to a fixed interest rate.  The notional amount of the interest rate swap at inception was $58.5 million and declines each month by $0.5 million, consistent with the required principal payments of the loan.  The interest rate swap has a fixed interest rate leg of 3.92% and a variable interest rate leg based on 1-month LIBOR.

The Company will recognize any differences between the variable interest rate payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense over the life of the swap. The Company has designated the swap as a cash flow hedge and recognizes the unrealized gains or unrealized losses as either assets or liabilities at fair value on its Consolidated Balance Sheets. As of September 29, 2018, the fair value changes of the interest rate swap was not material.

To the extent the interest rate swap is determined to be ineffective, the Company recognizes the changes in the estimated fair value of the swap in earnings. For the year ended September 28, 2018, there was no ineffectiveness recognized in earnings.

Failure of the swap counterparty to make payments would result in the loss of any potential benefit to the Company under the swap agreement. In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements. Additionally, failure of the swap counterparty would not eliminate the Company’s obligation to continue to make payments under the existing swap agreement if it continues to be in a net pay position.

At September 29, 2018, property and equipment with an undepreciated cost of approximately $207 million was pledged as collateral for long-term debt.  Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios.  In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes.  In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2018	2017	2016
Total interest costs	$48,707,921	$48,675,895	$47,807,738
Interest capitalized	(1,138,218)	(1,217,862)	(1,477,434)
Interest expense	$47,569,703	$47,458,033	$46,330,304

Maturities of long-term debt at September 29, 2018 are as follows:

Fiscal Year
2019	$14,130,664
2020	14,286,665
2021	14,453,256
2022	14,625,277
2023	714,804,840
Thereafter	99,325,196
Less unamortized prepaid loan costs	(6,038,125)
Total	$865,587,773

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

	Year Ended
	September 29, 2018
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$69,790,716	$27,573,912
Conversion of Class B to Class A shares	27,573,912	—
Net income allocated, diluted	$97,364,628	$27,573,912

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,123,182	6,136,594
Conversion of Class B to Class A shares	6,136,594	—
Weighted average shares outstanding, diluted	20,259,776	6,136,594

Earnings per share
Basic	$4.94	$4.49
Diluted	$4.81	$4.49

	Year Ended		Year Ended
	September 30, 2017		September 24, 2016
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$38,393,384	$15,480,196	$38,380,304	$15,809,162
Conversion of Class B to Class A shares	15,480,196	—	15,809,162	—
Net income allocated, diluted	$53,873,580	$15,480,196	$54,189,466	$15,809,162

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,039,125	6,220,651	13,943,299	6,316,477
Conversion of Class B to Class A shares	6,220,651	—	6,316,477	—
Weighted average shares outstanding, diluted	20,259,776	6,220,651	20,259,776	6,316,477

Earnings per share
Basic	$2.74	$2.49	$2.75	$2.50
Diluted	$2.66	$2.49	$2.68	$2.50

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees.  Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors.  The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $2.8 million, $2.4 million and $1.8 million for fiscal years 2018, 2017 and 2016, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Company contributions to the plan, included in operating and administrative expenses, were approximately $215,000, $159,000 and $110,000 for fiscal years 2018, 2017 and 2016, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel.  The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses.  The Company pays discretionary bonuses to certain executive officers based on Company performance.  Operating and administrative expenses include bonuses of approximately $11.9 million, $10.6 million and $10.6 million for fiscal years 2018, 2017 and 2016, respectively.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2018	2017	2016
Revenues from unaffiliated customers:
Grocery	$1,413,088	$1,424,891	$1,392,311
Non-foods	874,677	858,409	817,161
Perishables	1,078,693	1,061,560	1,011,749
Gasoline	604,897	515,857	435,578
Total retail	3,971,355	3,860,717	3,656,799
Other	121,450	141,983	138,178
Total revenues from unaffiliated customers	$4,092,805	$4,002,700	$3,794,977

Income before income taxes:
Retail	$111,165	$112,017	$112,906
Other	13,659	15,896	15,696
Total income from operations	124,824	127,913	128,602
Other income, net	3,065	3,807	2,362
Interest expense	47,570	47,458	46,330
Income before income taxes	$80,319	$84,262	$84,634

Assets:
Retail	$1,679,301	$1,600,699	$1,555,319
Other	147,988	135,076	133,574
Elimination of intercompany receivable	(2,378)	(2,469)	(2,415)
Total assets	$1,824,911	$1,733,306	$1,686,478

Capital expenditures:
Retail	$147,851	$125,866	$134,732
Other	2,636	1,830	2,910
Total capital expenditures	$150,487	$127,696	$137,642

Depreciation and amortization:
Retail	$105,564	$103,304	$99,322
Other	7,519	7,625	7,266
Total depreciation and amortization	$113,083	$110,929	$106,588

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, health and video.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $41.1 million, $45.9 million and $43.2 million in sales to the grocery sales segment in fiscal 2018, 2017 and 2016, respectively.  These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations.  Each of the quarters in the two fiscal years presented contains thirteen weeks,  except for the fourth quarter of fiscal 2017 which contained fourteen weeks.

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter	Total
	(amounts in thousands except earnings per common share)
2018
Net sales	$1,013,786		$984,562	$1,034,769		$1,059,688	$4,092,805
Gross profit	244,660		235,188	243,891		256,430	980,169
Net income	45,147	(1)	9,295	24,484	(2)	18,439	97,365
Basic earnings per common share
Class A	2.29		0.47	1.24		0.94	4.94
Class B	2.08		0.43	1.13		0.85	4.49
Diluted earnings per common share
Class A	2.23		0.46	1.21		0.91	4.81
Class B	2.08		0.43	1.13		0.85	4.49

2017
Net sales	$982,758		$946,152	$984,398		$1,089,392	$4,002,700
Gross profit	237,084		228,085	237,134		261,290	963,593
Net income	13,824		9,151	11,527		19,372	53,874
Basic earnings per common share
Class A	0.70		0.47	0.58		0.99	2.74
Class B	0.64		0.42	0.53		0.90	2.49
Diluted earnings per common share
Class A	0.68		0.45	0.57		0.96	2.66
Class B	0.64		0.42	0.53		0.90	2.49

 (1) Includes $26.7 million income tax benefit from the Tax Act.

 (2) Includes $10.6 million income tax benefit from the Tax Act.

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position or the results of its operations.

Construction commitments at September 29, 2018 totaled $12.6 million.  The Company expects these commitments to be fulfilled during fiscal year 2019.

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

The carrying amount and fair value of the Company’s debt at September 29, 2018 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$710,500	Level 2
Facility Bonds	77,090	77,090	Level 2
Secured notes payable and other	88,498	88,498	Level 2
Total debt	$865,588	$876,088

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt. The fair value of the interest rate swap is not significant.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2018	2017	2016
Cash paid during the year for:
Interest (net of amounts capitalized)	$47,347,470	$46,689,266	$46,547,381
Income taxes	13,672,964	28,415,489	20,209,281
Non cash items:
Property and equipment additions included in accounts payable	8,161,384	7,213,949	7,197,684

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  There were no such loans outstanding at September 29, 2018 and September 30, 2017.

17. Subsequent Events

In accordance with FASB ASC Topic 855, the Company evaluated events occurring between the end of its most recent fiscal year and the date the financial statements were filed with the SEC.

SCHEDULE II

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

SUPPLEMENTAL SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

	BALANCE AT	CHARGED TO		BALANCE
	BEGINNING OF	COSTS AND		AT END
DESCRIPTION	YEAR	EXPENSES	DEDUCTIONS (1)	OF YEAR
Fiscal year ended September 29, 2018:
Deducted from asset accounts:
Allowance for doubtful accounts	$305,580	$269,736	$141,961	$433,355

Fiscal year ended September 30, 2017:
Deducted from asset accounts:
Allowance for doubtful accounts	$358,293	$172,846	$225,559	$305,580

Fiscal year ended September 24, 2016:
Deducted from asset accounts:
Allowance for doubtful accounts	$400,248	$—	$41,955	$358,293

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

Date: December 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II Robert P. Ingle, II, Chairman and Director	December 7, 2018

/s/ James W. Lanning James W. Lanning, CEO, President, Chief Operating Officer and Director	December 7, 2018

/s/ Ronald B. Freeman Ronald B. Freeman, CPA, Vice President-Finance, Chief Financial Officer and Director	December 7, 2018

/s/ Patricia E. Jackson Patricia E. Jackson, CPA, Secretary and Controller	December 7, 2018

/s/ John R. Lowden	December 7, 2018
John R. Lowden, Director

/s/ Fred D. Ayers	December 7, 2018
Fred D. Ayers, Director

/s/ Laura Sharp	December 7, 2018
Laura Sharp, Director

/s/ Brenda S. Tudor	December 7, 2018
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	December 7, 2018
Ernest E. Ferguson, Director