Form 10-Q
period 2018-12-29
INGLES MARKETS INC
filed 2019-02-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29,  2018

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

As of February 5, 2019, the Registrant had 14,146,060 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,113,716 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 29,	September 29,
	2018	2018
ASSETS
Current Assets:
Cash and cash equivalents	$14,099,474	$10,537,303
Receivables - net	73,233,925	70,056,909
Inventories	374,921,644	372,195,421
Other current assets	26,534,445	43,953,483
Total Current Assets	488,789,488	496,743,116
Property and Equipment – Net	1,341,153,620	1,303,044,370
Other Assets	25,820,209	25,123,334
Total Assets	$1,855,763,317	$1,824,910,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,801,332	$12,848,013
Accounts payable - trade	179,412,672	165,165,312
Accrued expenses and current portion of other long-term liabilities	62,504,600	82,124,766
Total Current Liabilities	254,718,604	260,138,091
Deferred Income Taxes	78,758,698	74,461,000
Long-Term Debt	867,130,929	852,739,760
Other Long-Term Liabilities	40,499,750	42,158,161
Total Liabilities	1,241,107,981	1,229,497,012
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,145,385 shares issued and outstanding December 29, 2018 and at September 29, 2018	707,269	707,269
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,114,391 shares issued and outstanding December 29, 2018 and at September 29, 2018	305,720	305,720
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	340,339	—
Retained earnings	600,990,759	582,089,570
Total Stockholders’ Equity	614,655,336	595,413,808
Total Liabilities and Stockholders’ Equity	$1,855,763,317	$1,824,910,820

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 29,	December 30,
	2018	2017

Net sales	$1,061,836,658	$1,013,786,078
Cost of goods sold	803,425,863	769,126,450
Gross profit	258,410,795	244,659,628
Operating and administrative expenses	218,684,665	208,828,396
(Loss) gain from sale or disposal of assets	(262,591)	57,270
Income from operations	39,463,539	35,888,502
Other income, net	895,459	953,960
Interest expense	12,211,661	11,451,722
Income before income taxes	28,147,337	25,390,740
Income tax expense (benefit)	5,995,000	(19,756,000)
Net income	$22,152,337	$45,146,740

Other comprehensive income:
Change in fair value of interest rate swap	$444,037	$—
Income tax expense	103,698	—
Other comprehensive income, net of tax	340,339	—
Comprehensive income	$22,492,676	$45,146,740

Net income per share amounts:
Class A Common Stock
Basic earnings per common share	$1.12	$2.29
Diluted earnings per common share	$1.09	$2.23
Class B Common Stock
Basic earnings per common share	$1.02	$2.08
Diluted earnings per common share	$1.02	$2.08
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 29,  2018 AND DECEMBER 30,  2017

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Total

Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$—	$497,727,765	$511,052,003
Net income	—	—	—	—	—	—	45,146,740	45,146,740
Cash dividends	—	—	—	—	—	—	(3,250,228)	(3,250,228)
Common stock conversions	34,200	1,710	(34,200)	(1,710)	—	—	—	—
Balance, December 30, 2017	14,118,244	$705,912	6,141,532	$307,077	$12,311,249	$—	$539,624,277	$552,948,515
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 29,	December 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$22,152,337	$45,146,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	27,816,555	27,989,567
Loss (gain) from sale or disposal of assets	262,591	(57,270)
Receipt of advance payments on purchases contracts	1,000,000	1,000,000
Recognition of advance payments on purchases contracts	(632,894)	(498,746)
Deferred income taxes	4,194,000	(22,812,000)
Changes in operating assets and liabilities:
Receivables	(3,177,016)	(5,184,856)
Inventory	(2,726,223)	(12,293,863)
Other assets	17,060,004	(5,760,061)
Accounts payable and accrued expenses	(2,361,778)	9,859,803
Net Cash Provided by Operating Activities	63,587,576	37,389,314
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	48,251	64,713
Capital expenditures	(70,959,012)	(56,780,084)
Net Cash Used by Investing Activities	(70,910,761)	(56,715,371)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	171,118,313	65,519,466
Payments on short-term borrowings	(154,598,353)	(51,253,678)
Principal payments on long-term borrowings	(2,383,456)	(1,846,230)
Dividends paid	(3,251,148)	(3,250,228)
Net Cash Provided by Financing Activities	10,885,356	9,169,330
Net Increase (Decrease) in Cash and Cash Equivalents	3,562,171	(10,156,727)
Cash and cash equivalents at beginning of period	10,537,303	23,912,100
Cash and Cash Equivalents at End of Period	$14,099,474	$13,755,373

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 29,  2018 and December 30,  2017

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 29, 2018, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 29, 2018 and December 30, 2017. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29,  2018, filed by the Company under the Securities Exchange Act of 1934 on December 7,  2018.

The results of operations for the three-month period ended December 29, 2018 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2016-02 “Leases” (ASU 2016-02).  ASU 2016-02 requires lessees to recognize lease assets and lease liabilities on the balance sheet for those leases previously classified as operating leases.  This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company will adopt the standard in the first quarter of fiscal 2020. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the standard in the current quarter, and determined the impact of adopting the new guidance was immaterial to its annual and interim financial statements.  The Company’s assessment included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $104,000 at December 29, 2018 and $433,000 at September 29, 2018.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law.  Among other things, the Tax Act reduced the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, and allowed full expensing of qualified property when placed into service.

For the fiscal years ended September 28,  2019 and September 29, 2018 the Company has a blended federal corporate tax rate of 21.0% and 24.5%, respectively, based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the fiscal quarter ended December 30, 2017 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 29,	September 29,
	2018	2018
Property, payroll and other taxes payable	$16,709,601	$22,327,253
Salaries, wages and bonuses payable	24,933,453	29,583,266
Self-insurance liabilities	13,405,492	13,576,329
Interest payable	3,593,440	13,397,615
Other	3,862,614	3,240,303
	$62,504,600	$82,124,766

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.2 million and $34.7 million at December 29, 2018 and September 29, 2018, respectively.  Of this amount, $13.4 million is accounted for as a current liability and $20.8 million as a long-term liability, which is inclusive of $4.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 29, 2018.  At September 29, 2018,  $13.6 million is accounted for as a current liability and $21.1 million as a long-term liability, which is inclusive of $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $10.2 million and $8.6 million for the three-month periods ended December 29, 2018 and December 30, 2017, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at December 29, 2018 and September 29, 2018.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at December 29, 2018.  The Company is not required to maintain compensating balances in connection with the Line.  At December 29, 2018, the Company had $16.5 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events.  Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Company has an interest rate swap agreement for a current notional amount of $53.0 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swap.  The Company has designated the swap as a cash flow hedge and records the changes in the estimated fair value of the swap to other comprehensive income each period.  For the three month period ended December 29, 2018 the Company recorded $0.3 million (net of income taxes) of other comprehensive income in its Consolidated Statements of Comprehensive income.  Unrealized gains of $0.4 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of December 29, 2018.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 29, 2018.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

At December 29, 2018, property and equipment with an undepreciated cost of approximately $205 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 29, 2018, the Company had excess net worth totaling $111.0 million calculated under covenants in the Notes, the Bonds, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 18, 2018 to stockholders of record on October 11, 2018.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 7, 2018.

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

	Three Months Ended		Three Months Ended
	December 29, 2018		December 30, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$15,903,095	$6,249,242	$32,317,668	$12,829,071
Conversion of Class B to Class A shares	6,249,242	—	12,829,071	—
Net income allocated, diluted	$22,152,337	$6,249,242	$45,146,739	$12,829,071

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,145,385	6,114,391	14,103,343	6,156,433
Conversion of Class B to Class A shares	6,114,391	—	6,156,433	—
Weighted average shares outstanding, diluted	20,259,776	6,114,391	20,259,776	6,156,433

Earnings per share
Basic	$1.12	$1.02	$2.29	$2.08
Diluted	$1.09	$1.02	$2.23	$2.08

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 29,	December 30,
	2018	2017
Revenues from unaffiliated customers:
Grocery	$375,638	$363,325
Non-foods	232,497	217,744
Perishables	275,395	265,294
Gasoline	146,511	136,674
Total retail	1,030,041	983,037
Other	31,796	30,749
Total revenues from unaffiliated customers	$1,061,837	$1,013,786

Income from operations:
Retail	$35,617	$32,903
Other	3,847	2,986
Total income from operations	$39,464	$35,889

	December 29,	September 29,
	2018	2018
Assets:
Retail	$1,677,933	$1,679,301
Other	179,565	147,988
Elimination of intercompany receivable	(1,735)	(2,378)
Total assets	$1,855,763	$1,824,911

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 29, 2018 and December 30, 2017, respectively, the fluid dairy operation had $11.0 million and $11.3 million in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

J. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s debt and interest rate swap is estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs.  Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These inputs are classified into the following hierarchy:

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

The carrying amount and fair value of the Company’s debt, interest rate swap, and non-qualified retirement plan assets December 29,

2018 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$686,000	Level 2
Facility Bonds	77,090	77,090	Level 2
Secured notes payable and other	86,322	86,322	Level 2
Interest rate swap derivative contract asset	444	444	Level 2
Line of credit payable	16,520	16,520	Level 2
Non-qualified retirement plan assets	13,020	13,020	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the instrument.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in North Carolina (72), Georgia (69), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 29,  2018, the Company operated 108 in-store pharmacies and 102 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At December 29, 2018 the Company’s self-insurance reserves totaled $34.2 million.  Of this amount, $13.4 million is accounted for as a current liability and $20.8 million as a long-term liability, which is inclusive of $4.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 29, 2018.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts.  The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $29.9 million and $31.8 million for the fiscal quarters ended December 29, 2018 and December 30, 2017, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $4.0 million for both the fiscal quarters ended December 29, 2018 and December 30, 2017.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September.  The Condensed Consolidated Statements of Income for the three-month periods ended December 29, 2018 and December 30,  2017 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three-month periods ended December 29, 2018 and December 30, 2017, comparable store sales include 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.  For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 29,	December 30,
	2018	2017
Net sales	100.0%	100.0%
Gross profit	24.3%	24.1%
Operating and administrative expenses	20.6%	20.6%
Gain from sale or disposal of assets	—%	—%
Income from operations	3.7%	3.5%
Other income, net	0.1%	0.1%
Interest expense	1.2%	1.1%
Income tax expense	0.5%	(2.0)%
Net income	2.1%	4.5%

Three Months Ended December 29,  2018 Compared to the Three Months Ended December 30,  2017

Net income for the first quarter of fiscal 2019 totaled $22.2 million, compared with net income of $45.1 million earned for the first quarter of fiscal 2018.  Changes to federal tax law enacted on December 22, 2017 had a $26.7 million positive impact on the Company’s tax expense for the prior year quarter ended December 30, 2017.  Income before income taxes totaled $28.1 million for the quarter ended December 29, 2018, 10.9% higher than pre-tax income of $25.4 million for the quarter ended December 30, 2017.  Comparing the quarters, net sales and gross profit increased to a greater extent than increases in operating expenses.

Net Sales. Net sales increased by $48.1 million, or 4.7%, to $1.06 billion for the three months ended December 29, 2018 compared with $1.01 billion for the three months ended December 30, 2017.  Comparing the first quarter of fiscal 2019 with the first quarter of fiscal 2018, gasoline sales dollars increased due to a 0.8% increase in gallons sold and a 6.4% increase in the retail sales price per gallon.  Excluding gasoline sales, total grocery comparable store sales increased 3.9%  over the comparative fiscal quarters.  Comparing the first quarters of fiscal years 2019 and 2018 (and excluding gasoline), the number of customer transactions increased 1.7% and the average transaction size increased 2.6%.

Ingles operated 200 stores at December 29, 2018 and December 30, 2017.  Retail square feet totaled 11.3 million square feet at both December 29, 2018 and December 30, 2017.   During the last twelve months the Company opened  two stores, relocated one store into a new building and closed three stores, one of which will reopen in a new building during fiscal year 2019.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 29,	December 30,
	2018	2017
Grocery	$375,638	$363,325
Non-foods	232,497	217,744
Perishables	275,395	265,294
Gasoline	146,511	136,674
Total retail grocery	$1,030,041	$983,037

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 29, 2018 are summarized as follows (in thousands):

Total retail grocery sales for the three months ended December 30, 2017	$983,037
Comparable store sales increase (including gasoline)	41,299
Impact of stores opened in fiscal 2018 and 2019	9,461
Impact of stores closed in fiscal 2018	(3,740)
Other	(16)
Total retail grocery sales for the three months ended December 29, 2018	$1,030,041

Gross Profit. Gross profit for the three-month period ended December 29, 2018 totaled $258.4 million, an increase of $13.7 million, or 5.6%, compared with gross profit of $244.7 million for the three-month period ended December 30, 2017.  Gross profit as a percentage of sales was 24.3% and 24.1% for the three months ended December 29, 2018  and December 30, 2017, respectively.

The gross profit dollar increase is attributable to higher sales.    Gasoline gross profit dollars and margin were higher compared with the first quarter of last fiscal year.  Excluding gasoline sales, grocery gross profit as a percentage of sales for the first quarter of fiscal 2019 decreased 19 basis points compared with the same fiscal 2018 period.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $9.9  million, or 4.7%, to $218.7  million for the three months ended December 29, 2018, from $208.8 million for the three months ended December 30, 2017.   As a percentage of sales, operating and administrative expenses were 20.6% for both the December 2018 and December 2017 quarters.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.7% of sales for the first fiscal quarter of 2019 compared with 23.6% for the first fiscal quarter of 2018.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$5.7	0.53%
Insurance	$1.7	0.16%
Taxes and licenses	$1.0	0.10%
Bank charges	$0.9	0.08%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including new stores opened in the past twelve months.  Competition for labor has also increased in the Company’s market area.

Insurance expense increased due to worsened claims experience under the Company’s self-insurance programs.

Taxes and licenses increased due to higher property taxes and to increased operating licenses for the Company’s expanded product and service offerings.

Bank charges increased due to increased card usage compared with other forms of payment, and to increased charges implemented by card issuers and processors.

Gain from Sale or Disposal of Assets. Loss from sale or disposal of assets was $0.3 million for the three months ended December 29, 2018 compared with an insignificant gain for the comparable prior year period.  There were no individually significant transactions in either fiscal period.

Interest Expense. Interest expense totaled $12.2 million for the three-month period ended December 29, 2018 compared with $11.5 million for the three-month period ended December 30, 2017.   Total debt at December 2018 was $880.0 million compared with $890.5 million at December 2017.  Over the past twelve months, the London Interbank Offering Rate (“LIBOR”) has increased, resulting in higher interest on the Company’s floating rate debt.  Somewhat offsetting this increase were scheduled principal debt payments over the past twelve months.

Income Taxes. Income tax expense totaled $6.0 million for the three months ended December 29, 2018, an effective tax rate of 21.3% of pretax income.  Income tax benefit totaled $19.8 million for the three months ended December 30, 2017, an effective tax rate of (77.8%) of pretax income.

In December 2017, the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act made broad and complete changes to the U.S tax code, including, but not limited to (1) reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018. (2) creating a new limitation on deductible interest expense, and (3) bonus depreciation that will allow for full expensing of qualified property.

For the fiscal years ended September 28, 2019 and September 29, 2018 the Company has a blended federal corporate tax rate of 21.0% and 24.5%, respectively, based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the fiscal quarter ended December 30, 2017 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

Net Income. Net income totaled $22.2 million for the three-month period ended December 29, 2018 compared with $45.1 million for the three-month period ended December 30, 2017.  Pretax income, as a percentage of sales, was 2.7%  and 2.5%  for the December 2018 quarter and the December 2017 quarter, respectively.  Basic and diluted earnings per share for Class A Common Stock were

$1.12 and $1.09,  respectively, for the December 2018 quarter, compared to $2.29 and $2.23, respectively, for the December 2017 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $1.02 for the December 2018 quarter compared with $2.08 for the December 2017 quarter.

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

Capital expenditures totaled $71.0 million for the three-month period ended December 29, 2018.  This is a higher than usual quarterly amount due to the purchase this quarter of a  shopping center with 297,000 leasable square feet where the Company had been operating a  leased store.  These capital expenditures also focused on construction on stores scheduled to open later in fiscal 2019, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2019 include investments of approximately $140 to $180 million.   The majority of the Company’s fiscal 2019 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2019 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $15.0 million at December 29, 2018.

Liquidity

The Company generated $63.6 million net cash from operations in the December 2018 three-month period compared with $37.4 million during the December 2017 three-month period.  The increase is primarily attributable to higher net income, exclusive of the non-cash increase to net income and the changes to deferred taxes resulting from certain aspects of the Tax Act.    Operating cash generation tends to be lower during the December quarter of each fiscal year due to seasonal inventory increases and semi-annual interest payments on Senior Notes obligations.

Cash used by investing activities for the three-month periods ended December 29, 2018 and December 30, 2017 totaled $70.9 million and $56.7 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales.

Cash provided by financing activities totaled $10.9 million and $9.2 million for the fiscal quarters ended December 2018 and 2017, respectively.  Short term borrowings tend to increase during the December quarter of each fiscal year to finance seasonal inventory increases and the semi-annual Senior Note interest payment.  These borrowings increased more during the current fiscal quarter to finance the higher level of capital expenditures.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”).  The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at December 29, 2018.  The Company is not required to maintain compensating balances in connection with the Line.  At December 29, 2018, the Company had $16.5 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”).  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events.  Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

The Company has an interest rate swap agreement for a current notional amount of $53.0 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of December 29, 2018, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $421 million of additional borrowings (including borrowings under the Line) as of December 29, 2018.

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

Contractual Obligations and Commercial Commitments

There have been no material changes in contractual obligations and commercial commitments subsequent to September 29,  2018 other than as disclosed elsewhere in this Form 10-Q.

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$879,932	$12,874	$26,297	$744,289	$96,472
Scheduled interest on long-term debt (1)	241,123	47,506	93,337	90,787	9,493
Advance payments on purchase contracts	3,482	1,592	870	370	650
Operating leases (2)	58,436	9,983	15,371	9,508	23,574
Construction commitments	14,978	14,978	—	—	—
Total	$1,197,951	$86,933	$135,875	$844,954	$130,189

(1)	Scheduled interest on floating debt calculated using rates in effect on December 29, 2018.
(2)

Operating lease obligations in the above table do not include common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases.  These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 82% of the fuel sold in its fuel centers.  Pricing is based on certain market indices at the time of purchase.  The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $34.2 million at December 29, 2018 and $34.7 million at September 29, 2018.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $13.7 million at December 29, 2018 and $15.0 million at September 29, 2018.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 29,  2018 other than as described elsewhere in this Form 10-Q.

Off Balance Sheet Arrangements

Other than the interest rate swap previously mentioned, the Company is not a party to any other off-balance sheet arrangements that have, or are reasonably likely to have, a current or future material effect on the Company’s financial condition, revenues, expenses, results of operations, liquidity, capital expenditures or capital resources.

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

	Three Months Ended
	December 29,	December 30,
	2018	2017
All items	0.1%	0.2%
Food and beverages	0.2%	0.1%
Energy	(1.1)%	0.6%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a current notional amount of $53.0 million at a fixed rate of 3.92%.  Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 29,  2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 29, 2018, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2018. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 29, 2018.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2019.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 29, 2018, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 7, 2019	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 7, 2019	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer