Form 10-Q
period 2019-03-30
INGLES MARKETS INC
filed 2019-05-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30,  2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.05 par value per share	IMKTA	The NASDAQ Global Select Market

As of May 6, 2019 the Registrant had 14,177,335 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,082,441 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 30, 2019 and September 29, 2018	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended March 30, 2019 and March 31, 2018	4
Six Months Ended March 30, 2019 and March 31, 2018	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Six Months Ended March 30, 2019 and March 31, 2018	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 30, 2019 and March 31, 2018	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	22

Signatures	25

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 30,	September 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$16,680,700	$10,537,303
Receivables - net	73,588,532	70,056,909
Inventories	365,755,190	372,195,421
Other current assets	24,895,776	43,953,483
Total Current Assets	480,920,198	496,743,116
Property and Equipment – Net	1,333,891,905	1,303,044,370
Other Assets	27,685,779	25,123,334
Total Assets	$1,842,497,882	$1,824,910,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,835,969	$12,848,013
Accounts payable - trade	162,982,107	165,165,312
Accrued expenses and current portion of other long-term liabilities	72,705,188	82,124,766
Total Current Liabilities	248,523,264	260,138,091
Deferred Income Taxes	81,566,382	74,461,000
Long-Term Debt	844,633,616	852,739,760
Other Long-Term Liabilities	41,829,844	42,158,161
Total Liabilities	1,216,553,106	1,229,497,012
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,177,335 shares issued and outstanding March 30, 2019 and 14,145,385 shares issued and outstanding at September 29, 2018	708,867	707,269
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,082,441 shares issued and outstanding March 30, 2019 and 6,114,391 shares issued and outstanding September 29, 2018	304,122	305,720
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(119,109)	—
Retained earnings	612,739,647	582,089,570
Total Stockholders’ Equity	625,944,776	595,413,808
Total Liabilities and Stockholders’ Equity	$1,842,497,882	$1,824,910,820

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30,	March 31,
	2019	2018

Net sales	$1,001,843,929	$984,562,174
Cost of goods sold	757,543,262	749,374,530
Gross profit	244,300,667	235,187,644
Operating and administrative expenses	216,466,382	211,641,694
Gain from sale or disposal of assets	2,911,704	8,223
Income from operations	30,745,989	23,554,173
Other income, net	447,914	864,480
Interest expense	11,996,863	12,212,865
Income before income taxes	19,197,040	12,205,788
Income tax expense (benefit)	4,197,000	2,911,000
Net income	$15,000,040	$9,294,788

Other comprehensive (expense) income:
Change in fair value of interest rate swap	$(598,764)	$—
Income tax benefit	139,316	—
Other comprehensive (expense) income, net of tax	(459,448)	—
Comprehensive income	$14,540,592	$9,294,788

Net income per share amounts:
Class A Common Stock
Basic earnings per common share	$0.76	$0.47
Diluted earnings per common share	$0.74	$0.46
Class B Common Stock
Basic earnings per common share	$0.69	$0.43
Diluted earnings per common share	$0.69	$0.43
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 30,	March 31,
	2019	2018

Net sales	$2,063,680,587	$1,998,348,252
Cost of goods sold	1,560,969,126	1,518,500,980
Gross profit	502,711,461	479,847,272
Operating and administrative expenses	435,151,046	420,470,090
Gain from sale or disposal of assets	2,649,113	65,493
Income from operations	70,209,528	59,442,675
Other income, net	1,343,373	1,818,439
Interest expense	24,208,524	23,664,587
Income before income taxes	47,344,377	37,596,527
Income tax expense (benefit)	10,192,000	(16,845,000)
Net income	$37,152,377	$54,441,527

Other comprehensive (expense) income:
Change in fair value of interest rate swap	$(154,727)	$—
Income tax benefit	35,618	—
Other comprehensive (expense) income, net of tax	(119,109)	—
Comprehensive income	$37,033,268	$54,441,527

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.88	$2.76
Diluted earnings per common share	$1.83	$2.69
Class B Common Stock
Basic earnings per common share	$1.71	$2.51
Diluted earnings per common share	$1.71	$2.51
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

SIX MONTHS ENDED MARCH 30, 2019 AND MARCH 31, 2018

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income	Earnings	Total

Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$—	$497,727,765	$511,052,003
Net income	—	—	—	—	—	—	45,146,740	45,146,740
Cash dividends	—	—	—	—	—	—	(3,250,228)	(3,250,228)
Common stock conversions	34,200	1,710	(34,200)	(1,710)	—	—	—	—
Balance, December 30, 2017	14,118,244	$705,912	6,141,532	$307,077	$12,311,249	$—	$539,624,277	$552,948,515
Net income	—	—	—	—	—	—	9,294,788	9,294,788
Cash dividends	—	—	—	—	—	—	(3,250,742)	(3,250,742)
Common stock conversions	7,800	390	(7,800)	(390)	—	—	—	—
Balance, March 31, 2018	14,126,044	$706,302	6,133,732	$306,687	$12,311,249	$—	$545,668,323	$558,992,561
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336
Net income	—	—	—	—	—	—	15,000,040	15,000,040
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(459,448)	—	(459,448)
Cash dividends	—	—	—	—	—	—	(3,251,152)	(3,251,152)
Common stock conversions	31,950	1,598	(31,950)	(1,598)	—	—	—	—
Balance, March 30, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(119,109)	$612,739,647	$625,944,776

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 30,	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$37,152,377	$54,441,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	55,607,103	56,209,696
Gain from sale or disposal of assets	(2,649,113)	(65,493)
Receipt of advance payments on purchases contracts	1,000,000	1,170,000
Recognition of advance payments on purchases contracts	(1,265,788)	(998,075)
Deferred income taxes	7,141,000	(22,995,000)
Changes in operating assets and liabilities:
Receivables	(3,531,623)	(7,397,619)
Inventory	6,440,232	(9,498,849)
Other assets	16,359,326	(10,272,641)
Accounts payable and accrued expenses	(8,041,671)	7,211,031
Net Cash Provided by Operating Activities	108,211,843	67,804,577
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	7,283,055	93,811
Capital expenditures	(94,219,647)	(88,821,335)
Net Cash Used by Investing Activities	(86,936,592)	(88,727,524)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	300,186,059	291,840,172
Payments on short-term borrowings	(299,504,655)	(272,660,862)
Principal payments on long-term borrowings	(9,310,958)	(8,736,518)
Dividends paid	(6,502,300)	(6,500,969)
Net Cash (Used) Provided by Financing Activities	(15,131,854)	3,941,823
Net Increase (Decrease) in Cash and Cash Equivalents	6,143,397	(16,981,124)
Cash and cash equivalents at beginning of period	10,537,303	23,912,100
Cash and Cash Equivalents at End of Period	$16,680,700	$6,930,976

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Six Months Ended March 30, 2019 and March 31, 2018

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”)  as of March 30, 2019, the results of operations for the three-month and six-month periods ended March 30, 2019 and March 31, 2018, and the changes in stockholders’ equity and cash flows for the six-month periods ended March 30, 2019 and March 31, 2018. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2018 filed by the Company under the Securities Exchange Act of 1934 on December 7, 2018.

The results of operations for the three-month and six-month periods ended March 30, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the standard at the beginning of the current fiscal year, and determined the impact of adopting the new guidance was immaterial to its annual and interim financial statements.  The Company’s assessment included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $104,409 at March 30, 2019 and  $433,000 at September 29, 2018.

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

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 30,	September 29,
	2019	2018
Property, payroll and other taxes payable	$14,389,387	$22,327,253
Salaries, wages and bonuses payable	26,813,446	29,583,266
Self-insurance liabilities	13,378,097	13,576,329
Interest payable	13,405,553	13,397,615
Other	4,718,705	3,240,303
	$72,705,188	$82,124,766

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $750,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year.  The Company’s self-insurance reserves totaled $33.7 million at March 30, 2019 and  $34.7 million at September 29, 2018, respectively.  Of this amount, $13.4 million is accounted for as a current liability and $20.3 million as a long-term liability, which is inclusive of $3.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 30, 2019. As of September 29, 2018, $13.6 million was accounted for as a current liability and $21.1 million as a long-term liability, which is inclusive of $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.4 million and $10.4 million for the three-month periods ended March 30, 2019 and March 31, 2018, respectively. For the six-month periods ended March 30, 2019 and March 31, 2018, employee insurance expense, net of employee contributions, totaled $19.6 million and $19.0 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Accounting Standards Codification Topic ASC 410 (“FASB ASC 410”) and determined we have a legal obligation to remove the tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed FASB Topic ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at March 30, 2019 and September 29, 2018.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at March 30, 2019.  The Company is not required to maintain compensating balances in connection with the Line.  At March 30, 2019, the Company had $0.7 million of borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $51.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swap.  The Company has designated the swap as a cash flow hedge and records the changes in the estimated fair value of the swap to other comprehensive income each period.  For the three- and six-month periods ended March 30, 2019 the Company recorded $0.5 million and $0.1 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive income.  Unrealized losses of $0.1 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 30, 2019.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at March 30, 2019.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

At March 30, 2019, property and equipment with an undepreciated cost of approximately $202 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 30, 2019, the Company had excess net worth totaling $126 million calculated under covenants in the Notes, the Bonds, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 18, 2018 to stockholders of record on October 11, 2018.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 17, 2019 to stockholders of record on January 10,  2019.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 7,  2018.

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

	Three Months Ended		Six Months Ended
	March 30, 2019		March 30, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,773,567	$4,226,473	$26,678,194	$10,474,183
Conversion of Class B to Class A shares	4,226,473	—	10,474,183	—
Net income allocated, diluted	$15,000,040	$4,226,473	$37,152,377	$10,474,183

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,154,424	6,105,352	14,149,904	6,109,872
Conversion of Class B to Class A shares	6,105,352	—	6,109,872	—
Weighted average shares outstanding, diluted	20,259,776	6,105,352	20,259,776	6,109,872

Earnings per share
Basic	$0.76	$0.69	$1.88	$1.71
Diluted	$0.74	$0.69	$1.83	$1.71

The per share amounts for the second quarter of fiscal 2018 and the six months ended March 31, 2018 are based on the following amounts:

	Three Months Ended		Six Months Ended
	March 31, 2018		March 31, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income (loss) allocated, basic	$6,661,301	$2,633,487	$38,993,337	$15,448,190
Conversion of Class B to Class A shares	2,633,487	—	15,448,190	—
Net income (loss) allocated, diluted	$9,294,788	$2,633,487	$54,441,527	$15,448,190

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,120,232	6,139,544	14,111,787	6,147,989
Conversion of Class B to Class A shares	6,139,544	—	6,147,989	—
Weighted average shares outstanding, diluted	20,259,776	6,139,544	20,259,776	6,147,989

Earnings (loss) per share
Basic	$0.47	$0.43	$2.76	$2.51
Diluted	$0.46	$0.43	$2.69	$2.51

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.   The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Revenues from unaffiliated customers:
Grocery	$351,558	$348,883	$727,197	$712,208
Non-foods	223,067	208,414	455,564	426,159
Perishables	267,565	261,385	542,960	526,679
Gasoline	127,985	136,538	274,496	273,213
Total retail	970,175	955,220	2,000,217	1,938,259
Other	31,669	29,342	63,464	60,089
Total revenues from unaffiliated customers	$1,001,844	$984,562	$2,063,681	$1,998,348

Income from operations:
Retail	$26,434	$20,385	$62,051	$53,288
Other	4,312	3,169	8,159	6,155
Total income from operations	$30,746	$23,554	$70,210	$59,443

	March 30,	September 29,
	2019	2018
Assets:
Retail	$1,665,344	$1,679,301
Other	178,700	147,988
Elimination of intercompany receivable	(1,546)	(2,378)
Total assets	$1,842,498	$1,824,911

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 30, 2019 and March 31, 2018, respectively, the fluid dairy had $10.2 million and $10.1 million in sales to the retail grocery segment. The fluid dairy had $21.2 million and $21.4 million in sales to the retail grocery segment for the six-month periods ended March 30, 2019 and March 31, 2018, respectively. These sales have been eliminated in consolidation.

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

The carrying amount and fair value of the Company’s debt, interest rate swap, and non-qualified plan assets at March 30, 2019 is as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$713,125	Level 2
Facility Bonds	72,560	72,560	Level 2
Secured notes payable and other	84,228	84,228	Level 2
Interest rate swap derivative contract liability	155	155	Level 2
Line of credit payable	681	681	Level 2
Non-qualified retirement plan assets	14,527	14,527	Level 2

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 200 supermarkets in North Carolina (72), Georgia (69), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 30, 2019, the Company operated 108 in-store pharmacies and 102 fuel centers.

Ingles also operates a fluid dairy and earns shopping center rentals. The fluid dairy processing operation sells approximately 27%  of its products to the retail grocery segment and approximately 73%  of its products to third parties. Real estate ownership is an important component of the Company’s operations, providing both operational and economic benefits.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $750,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 30, 2019,  the Company’s self-insurance reserves totaled $33.7 million.  Of this amount, $13.4 million is accounted for as a current liability and $20.3 million as a long-term liability, which is inclusive of $3.9 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 30, 2019.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.  The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 30, 2019.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $28.3 million and $30.4 million for the fiscal quarters ended March 30, 2019 and March 31, 2018, respectively.  For the six-month periods ended March 30, 2019 and March 31, 2018, vendor allowances applied as a reduction of merchandise costs totaled $57.3 million and $62.2 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.3 million and $3.5 million for the fiscal quarters ended March 30, 2019 and March 31, 2018, respectively.  For the six-month periods ended March 30, 2019 and March 31, 2018, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.7 million and $7.5 million, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26  weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 30, 2019 and March 31, 2018, respectively. Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and six-month periods ended March 30, 2019 and March 31, 2018, comparable store sales include 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Unaudited Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 30,	March 31,	March 30,	March 31,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.4%	23.9%	24.4%	24.0%
Operating and administrative expenses	21.6%	21.5%	21.1%	21.0%
Gain from sale or disposal of assets	0.3%	—%	0.1%	—%
Income from operations	3.1%	2.4%	3.4%	3.0%
Other income, net	—%	—%	0.1%	0.1%
Interest expense	1.2%	1.2%	1.2%	1.2%
Income tax expense (benefit)	0.4%	0.3%	0.5%	(0.8)%
Net income	1.5%	0.9%	1.8%	2.7%

Three Months Ended March 30, 2019 Compared to the Three Months Ended March 31, 2018

Net income for the second quarter of fiscal 2019 totaled $15.0 million, compared with net income of $9.3 million earned for the second quarter of fiscal 2018.  Easter occurred in March 2018, which provided increases in sales and gross profit for the second fiscal quarter of last year.  This year, Easter occurs in April 2019, so the positive sales and gross profit impact will benefit the upcoming third quarter of the current fiscal year.  Retail dollar sales and gross profit (both excluding gasoline) increased during the current quarter compared with the same quarter of last year, despite the positive Easter impact on last year’s results.  The current quarter also had the benefit of a gain on the sale of a former store property.  These positive factors were greater than an increase in operating expenses.

Net Sales. Net sales increased by $17.3 million, or 1.8% to $1.00 billion for the three months ended March 30, 2019 from $984.6 million for  the three months ended March 31, 2018.  Retail comparable store sales excluding gasoline and the impact of Easter increased 3.4%.  Gasoline gallons sold increased 1.0% , while the average sales price per gallon decreased 7.2%.  Comparing the second quarters of fiscal year 2019 and 2018 (and excluding gasoline), the number of customer transactions increased 0.5%  and the average transaction size increased 2.3%.

Ingles operated 200 stores at March 30, 2019 and 201 stores at March 31, 2018.  Retail square feet totaled 11.3 million square feet at March 30, 2019 and 11.4 million square feet at March 31, 2018.  During the last twelve months the Company opened two stores and closed three stores, including the redevelopment of a  store closed in fiscal year 2018 that will reopen later in fiscal year 2019.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	March 30,	March 31,
	2019	2018
Grocery	$351,558	$348,883
Non-foods	223,067	208,414
Perishables	267,565	261,385
Gasoline	127,985	136,538
Total retail grocery	$970,175	$955,220

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail sales for the quarter ended March 30, 2019 are summarized as follows (in thousands):

Total retail grocery sales for the three months ended March 31, 2018	$955,220
Comparable store sales increase (including gasoline)	12,892
Effect of Easter in second quarter of fiscal 2018	(6,495)
Impact of stores opened in fiscal 2018 and 2019	4,379
Impact of stores closed in fiscal 2018	(3,537)
Other	7,716
Total retail grocery sales for the three months ended March 30, 2019	$970,175

Gross Profit. Gross profit for the three-month period ended March 30, 2019 increased $9.1 million, or 3.9%, to $244.3 million, or 24.4% of sales, compared with gross profit of $235.2 million, or 23.9% of sales, for the three-month period ended March 31, 2018.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased 22 basis points comparing the second quarter of fiscal 2019 with the same fiscal 2018 period.  Gasoline gross profit dollars were higher for the quarter ended March 30, 2019, compared with the quarter ended March 31, 2018.

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

Operating and Administrative Expenses. Operating and administrative expenses increased $4.8 million, or 2.3%, to $216.5  million for the three months ended March 30, 2019, from $211.6 million for the three months ended March 31, 2018.  As a percentage of sales, operating and administrative expenses were  21.6%  for the three months ended March 30, 2019 and 21.5% for the three months ended March 31, 2018.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 24.5% of sales for the second fiscal 2019 quarter and 24.7% for the second fiscal 2018 quarter.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$3.7	0.37%
Advertising and promotion	$(1.7)	(0.17)%
Repairs and maintenance	$1.3	0.13%
Insurance	$(1.1)	(0.11)%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate new stores and in-store merchandising changes.    Competition for labor has also increased in the Company’s market area.

Advertising and promotion expense decreased due to a decrease in paper-based advertisements in favor of expanded digital offerings.

Repair and maintenance expense increased due to our store modernization programs that often include more sophisticated and specialized equipment.

Insurance expense decreased due to favorable rebates in our self-insured health plan.

Gain (Loss) from Sale or Disposal of Assets During the current quarter, the Company recognized a $3.2 million gain on the sale of a former store property.  There were no other significant sale/disposal transactions in either the quarter ended March 30, 2019 or March 31, 2018.

Interest Expense. Interest expense decreased $0.2 million for the three-month period ended March 30, 2019 to $12.0 million from $12.2 million for the three-month period ended March 31, 2018.  The decrease is attributable to lower debt.  Total debt at March 2019 was $857.5 million compared with $888.9 million at March 2018.

Income Taxes. Income tax expense as a percentage of pre-tax income was 21.9%  for the quarter ended March 30, 2019 compared with 23.8%  for the quarter ended March 31, 2018.  The federal statutory tax rated decreased from 35% to 21% in December 2017, effective January 1, 2018, resulting in a blended federal corporate tax rate of 21.0% and 24.5%, for fiscal years 2019 and 2018, respectively, based on the effective date of the tax rate reduction.

Net Income. Net income totaled $15.0 million for the three-month period ended March 30, 2019 compared with $9.3 million for the three-month period ended March 31, 2018.   Net income, as a percentage of sales, was 1.5%  for the quarter ended March 30, 2019 and 0.9% for the quarter ended March 31, 2018.  Basic and diluted earnings per share for Class A Common Stock were $0.76 and $0.74, respectively, for the quarter ended March 30, 2019 compared with $0.47 and $0.46, respectively, for the quarter ended March 31, 2018.  Basic and diluted earnings per share for Class B Common Stock were $0.69 for the quarter ended March 30, 2019 and $0.43 for the quarter ended March 31, 2018.

Six Months Ended March 30, 2019 Compared to the Six Months Ended March 31, 2018

Net income for the first half of fiscal 2019 totaled $37.2 million compared with net income of $54.4 million earned for the comparable fiscal 2018 period.  Total sales and gross profit increased comparing the six month fiscal 2019 and fiscal 2018 periods to a greater extent than the increase in operating expenses.    Changes to reduce federal income tax rates in December 2017 had a $26.7 million positive impact on the Company’s prior year six month tax expense and net income.

Net Sales. Net sales totaled $2.06 billion for the six-month period ended March 30, 2019,  3.3% higher than the net sales of $2.00 billion for the six-month period ended March 31,  2018.  Retail sales during last fiscal year’s March six-month period were positively impacted due to the presence of Easter in March 2018.  In fiscal year 2019 Easter will occur in the June quarter.

Retail segment comparable store sales, excluding the effect of gasoline and extra Easter sales, increased 3.8%.  The number of customer transactions (excluding gasoline) increased 1.1%,  and the average transaction size (excluding gasoline) increased by 2.4%.

Sales by product category (amounts in thousands) are as follows:

	Six Months Ended
	March 30,	March 31,
	2019	2018
Grocery	$727,197	$712,208
Non-foods	455,564	426,159
Perishables	542,960	526,679
Gasoline	274,496	273,213
Total grocery segment	$2,000,217	$1,938,259

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the six months ended March 30, 2019 are summarized as follows (in thousands):

Total retail grocery sales for the six months ended March 31, 2018	$1,938,259
Comparable store sales increase (including gasoline)	54,192
Effect of Easter in second quarter of fiscal 2018	(6,495)
Impact of stores opened in fiscal 2018 and 2019	13,840
Impact of stores closed in fiscal 2018	(7,276)
Other	7,697
Total retail grocery sales for the six months ended March 30, 2019	$2,000,217

Sales growth for the remainder of fiscal 2019 will depend upon the pace of economic improvement, inflation and market prices for gasoline and raw milk.  In addition to new stores opening in fiscal 2019, the Company expects that the maturation of previous new and expanded stores will contribute to sales growth.  The Company continues to remodel existing stores in order to increase sales and gross profit at a lower cost compared with the construction cost of adding additional square footage.

Gross Profit. Gross profit for the six months ended March 30, 2019 increased $22.9 million, or 4.8%, to $502.7 million compared with $479.8 million, for the six months ended March 31, 2018.   As a percent of sales, gross profit was 24.4% for the six months ended March 30, 2019 compared with 24.0% for the six months ended March 31, 2018.    Gasoline gross profit dollars were significantly higher for the first six months of fiscal year 2019 compared with fiscal year 2018 due to market conditions.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales decreased three basis points comparing the first half of fiscal 2019 compared with the same fiscal 2018 period.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.7 million to $435.2 million for the six months ended March 30, 2019, from $420.5 million for the six months ended March 31, 2018.   As a percentage of sales, operating and administrative expenses were 21.1% for the six-month period ended March 30, 2019 compared with 21.0% for the six-month period ended March 31, 2018.   Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were each 24.1% of sales for the first six-month periods of fiscal 2019 and fiscal 2018.

The major increases in operating and administrative expenses were as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$9.3	0.45%
Advertising and promotion	$(1.5)	(0.07)%
Repairs and maintenance	$1.5	0.07%
Bank charges	$1.4	0.07%

Salaries and wages expenses increased due to the additional labor hours required in part to accommodate new stores and in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Advertising and promotion expense decreased due to a decrease in paper-based advertisements in favor of expanded digital offerings.

Repair and maintenance expense increased due to our store modernization programs that often include more sophisticated and specialized equipment.

Bank charges increased due to a higher percentage of the Company’s sales settled with debit and credit card.

Gain (Loss) from Sale or Disposal of Assets During the current year six-month period, the Company recognized a $3.2 million gain on the sale of a former store property.  There were no other significant sale/disposal transactions in either six-month period ended March 30, 2019 or March 31, 2018.

Interest Expense. Interest expense totaled $24.2 million for the six-month period ended March 30, 2019 compared with  $23.7 million for the six-month period ended March 31, 2018.  The Company had higher line of credit usage during this past holiday season to support a higher level of sales and inventory.

Income Taxes. Income tax expense as a percentage of pre-tax income was 21.5%  for the six-month period ended March 30, 2019 compared with an income tax benefit as a percentage of pre-tax income of 44.8% for the six-month period ended March 31, 2018.

As a result of the Tax Act, for the fiscal years ended September 28, 2019 and September 29, 2018 the Company has a blended federal corporate tax rate of 21.0% and 24.5%, respectively, based on the January 1, 2018 effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the fiscal quarter ended December 30, 2017 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

Net Income. Net income totaled $37.2 million for the six-month period ended March 30, 2019 compared with $54.4 million for the six-month period ended March 31, 2018.  Net income, as a percentage of sales, was 1.8%  for the six months ended March 30, 2019 compared with 2.7% for the six months ended March 31, 2018.  Basic and diluted earnings per share for Class A Common Stock were $1.88 and $1.83,  respectively, for the six months ended March 30, 2019 compared to $2.76 and $2.69, respectively, for the six months ended March 31, 2018.  Basic and diluted earnings per share for Class B Common Stock were each $1.71 for the six months ended March 30, 2019 compared with $2.51 of basic and diluted earnings per share for the six months ended March 31, 2018.

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

Capital expenditures totaled $94.2 million for the six-month period ended March 30, 2019, compared with $88.8 million for the six-month period ended March 31, 2018.    The current year capital expenditures focused on construction of stores that opened or are scheduled to open in fiscal 2019, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant. The Company has also taken the opportunity to acquire shopping centers where the Company operated a leased store.

Ingles’ capital expenditure plans for fiscal 2019 include investments of approximately $140 to $180 million. The majority of the Company’s fiscal 2019 capital expenditures will be dedicated to continued improvement of its store base and also include investment in stores expected to open in fiscal 2019 or 2020.  Additional capital expenditures will be used for technology improvements, upgrading existing stores, warehouse, and transportation equipment as well as improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at March 30, 2019 totaled $16.8 million.

Liquidity

The Company generated net cash from operations of $108.2 million for the six months ended March 30, 2019 compared with $67.8 million for the comparable 2018 period.  The increase is primarily attributable to higher pre-tax income and cash provided by cash income tax refunds collected in the current fiscal year.

Cash used by investing activities for the six-month period ended March 30, 2019 totaled $86.9 million, compared with $88.7 million for the comparable 2018 period.  Capital expenditures and property sales are higher in the current fiscal year period primarily due to the timing of expenditures on new buildings and store remodel projects, as well as the acquisition of previously leased properties.

Cash used by financing activities during the six-month period ended March 30, 2019 totaled $15.1 million compared with cash provided of $3.9 million for the comparable 2018 period.  During the current fiscal year, more funds were used to pay off a higher level of line of credit borrowings incurred during the holiday season.  Long-term debt repayments and dividends were substantially the same over both six month periods.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”).   The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at March 30, 2019.  The Company is not required to maintain compensating balances in connection with the Line.   At March 30, 2019, the Company had $0.7 million of borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $51.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 30, 2019, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $480 million of additional borrowings (including borrowings under the Line) as of March 30, 2019.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of March 30, 2019:

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$857,470	$12,909	$26,403	$728,799	$89,359
Scheduled interest on long-term debt (1)	215,917	46,583	91,423	68,916	8,995
Advance payments on purchase contracts	2,849	1,068	870	270	641
Operating leases (2)	57,974	9,651	16,692	8,381	23,250
Construction commitments	16,841	16,841	—	—	—
Total	$1,151,051	$87,052	$135,388	$806,366	$122,245

(1)	Scheduled interest on floating debt calculated using rates in effect on March 30, 2019.
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

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $33.7 million at March 30, 2019 and $34.7 million at September 29,  2018.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $14.5 million at March 30, 2019  and $15.0 million at September 29, 2018.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

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

	Six Months Ended
	March 30,	March 31,
	2019	2018
All items	0.2%	0.2%
Food and beverages	0.2%	0.1%
Energy	(0.4)%	0.1%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a notional amount of $51.5 million at a fixed rate of 3.92%.  Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 29,  2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 30, 2019, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2018. After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective at a reasonable assurance level as of March 30, 2019.

(b) Changes in Internal Control over Financial Reporting

The Company is currently performing tests of internal controls over financial reporting for fiscal year 2019.

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

101*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Changes in Stockholders Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 8, 2019	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 8, 2019	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer