Form 10-Q
period 2019-06-29
INGLES MARKETS INC
filed 2019-08-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2019

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

As of August 6, 2019, the Registrant had 14,177,335 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,082,441 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I — Financial Information
Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 29, 2019 and September 29, 2018	3
Condensed Consolidated Statements of Income and Other Comprehensive Income for the
Three Months Ended June 29, 2019 and June 30, 2018	4
Nine Months Ended June 29, 2019 and June 30, 2018	5
Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Nine Months Ended June 29, 2019 and June 30, 2018	6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 29, 2019 and June 30, 2018	7
Notes to Unaudited Interim Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
Part II — Other Information
Item 6. Exhibits	22
Signatures	24

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29,	September 29,
	2019	2018
ASSETS
Current Assets:
Cash and cash equivalents	$18,553,093	$10,537,303
Receivables - net	77,810,507	70,056,909
Inventories	368,087,914	372,195,421
Other current assets	11,221,789	43,953,483
Total Current Assets	475,673,303	496,743,116
Property and Equipment - Net	1,335,183,975	1,303,044,370
Other Assets	28,176,045	25,123,334
Total Assets	$1,839,033,323	$1,824,910,820

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,875,550	$12,848,013
Accounts payable - trade	146,846,650	165,165,312
Accrued expenses and current portion of other long-term liabilities	71,562,083	82,124,766
Total Current Liabilities	231,284,283	260,138,091
Deferred Income Taxes	79,104,720	74,461,000
Long-Term Debt	841,836,809	852,739,760
Other Long-Term Liabilities	41,402,174	42,158,161
Total Liabilities	1,193,627,986	1,229,497,012
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,177,335 shares issued and outstanding June 29, 2019; 14,145,385 shares issued and outstanding at September 29, 2018	708,867	707,269
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,082,441 shares issued and outstanding June 29, 2019; 6,114,391 shares issued and outstanding at September 29, 2018	304,122	305,720
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(917,206)	—
Retained earnings	632,998,305	582,089,570
Total Stockholders’ Equity	645,405,337	595,413,808
Total Liabilities and Stockholders’ Equity	$1,839,033,323	$1,824,910,820

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 29,	June 30,
	2019	2018
Net sales	$1,062,262,169	$1,034,768,578
Cost of goods sold	803,322,422	790,877,750
Gross profit	258,939,747	243,890,828
Operating and administrative expenses	216,462,666	214,718,142
Gain from sale or disposal of assets	875,708	605,507
Income from operations	43,352,789	29,778,193
Other income, net	129,971	647,886
Interest expense	11,655,475	11,956,421
Income before income taxes	31,827,285	18,469,658
Income tax expense (benefit)	8,317,000	(6,014,000)
Net income	$23,510,285	$24,483,658

Other comprehensive (expense) income:
Change in fair value of interest rate swap	$(1,036,759)	$—
Income tax benefit	238,662	—
Other comprehensive (expense) income, net of tax	(798,097)	—
Comprehensive income	$22,712,188	$24,483,658

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.19	$1.24
Diluted earnings per common share	$1.16	$1.21
Class B Common Stock
Basic earnings per common share	$1.08	$1.13
Diluted earnings per common share	$1.08	$1.13
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Net sales	$3,125,942,755	$3,033,116,829
Cost of goods sold	2,364,291,547	2,309,378,730
Gross profit	761,651,208	723,738,099
Operating and administrative expenses	651,613,713	635,188,232
Gain from sale or disposal of assets	3,524,821	671,000
Income from operations	113,562,316	89,220,867
Other income, net	1,473,344	2,466,326
Interest expense	35,863,999	35,621,008
Income before income taxes	79,171,661	56,066,185
Income tax expense (benefit)	18,509,000	(22,859,000)
Net income	$60,662,661	$78,925,185

Other comprehensive (expense) income:
Change in fair value of interest rate swap	$(1,191,486)	$—
Income tax benefit	274,280	—
Other comprehensive (expense) income, net of tax	(917,206)	—
Comprehensive income	$59,745,455	$78,925,185

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.07	$4.00
Diluted earnings per common share	$2.99	$3.90
Class B Common Stock
Basic earnings per common share	$2.80	$3.64
Diluted earnings per common share	$2.80	$3.64
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

NINE MONTHS ENDED JUNE 29, 2019 AND JUNE 30, 2018

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$—	$497,727,765	$511,052,003
Net income	—	—	—	—	—	—	45,146,740	45,146,740
Cash dividends	—	—	—	—	—	—	(3,250,228)	(3,250,228)
Common stock conversions	34,200	1,710	(34,200)	(1,710)	—	—	—	—
Balance, December 30, 2017	14,118,244	$705,912	6,141,532	$307,077	$12,311,249	$—	$539,624,277	$552,948,515
Net income	—	—	—	—	—	—	9,294,788	9,294,788
Cash dividends	—	—	—	—	—	—	(3,250,742)	(3,250,742)
Common stock conversions	7,800	390	(7,800)	(390)	—	—	—	—
Balance, March 31, 2018	14,126,044	$706,302	6,133,732	$306,687	$12,311,249	$—	$545,668,323	$558,992,561
Net income	—	—	—	—	—	—	24,483,658	24,483,658
Cash dividends	—	—	—	—	—	—	(3,250,857)	(3,250,857)
Common stock conversions	9,250	463	(9,250)	(463)	—	—	—	—
Balance, June 30, 2018	14,135,294	$706,765	6,124,482	$306,224	$12,311,249	$—	$566,901,124	$580,225,362
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336
Net income	—	—	—	—	—	—	15,000,040	15,000,040
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(459,448)		(459,448)
Cash dividends	—	—	—	—	—	—	(3,251,152)	(3,251,152)
Common stock conversions	31,950	1,598	(31,950)	(1,598)	—	—	—	—
Balance, March 30, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(119,109)	$612,739,647	$625,944,776
Net income	—	—	—	—	—	—	23,510,285	23,510,285
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(798,097)		(798,097)
Cash dividends	—	—	—	—	—	—	(3,251,627)	(3,251,627)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, June 29, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(917,206)	$632,998,305	$645,405,337

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$60,662,661	$78,925,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	83,592,966	84,628,425
Gain from sale or disposal of assets	(3,524,821)	(671,000)
Receipt of advance payments on purchases contracts	2,284,000	2,108,133
Recognition of advance payments on purchases contracts	(1,903,432)	(1,545,168)
Deferred income taxes	4,918,000	(4,853,000)
Changes in operating assets and liabilities:
Receivables	(7,753,599)	(7,399,527)
Inventory	4,107,507	(14,181,568)
Other assets	29,543,048	(35,751,944)
Accounts payable and accrued expenses	(27,412,258)	6,334,420
Net Cash Provided by Operating Activities	144,514,072	107,593,956
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	8,183,106	1,420,272
Capital expenditures	(123,218,270)	(120,530,409)
Net Cash Used by Investing Activities	(115,035,164)	(119,110,137)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	303,810,043	444,869,313
Payments on short-term borrowings	(303,810,043)	(424,774,315)
Principal payments on long-term borrowings	(11,709,191)	(11,096,299)
Dividends paid	(9,753,927)	(9,751,826)
Net Cash Used by Financing Activities	(21,463,118)	(753,127)
Net Increase (Decrease) in Cash and Cash Equivalents	8,015,790	(12,269,308)
Cash and cash equivalents at beginning of period	10,537,303	23,912,100
Cash and Cash Equivalents at End of Period	$18,553,093	$11,642,792

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Nine Months Ended June 29, 2019 and June 30, 2018

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position of Ingles Markets, Incorporated and Subsidiaries (the “Company”) as of June 29, 2019, the results of operations for the three-month and nine-month periods ended June 29, 2019 and June 30, 2018, and the changes in stockholders’ equity and cash flows for the nine-month periods ended June 29, 2019 and June 30, 2018. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 29, 2018 filed by the Company under the Securities Exchange Act of 1934 on December  7, 2018.

The results of operations for the three-month and nine-month periods ended June 29, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $380,000 at June 29, 2019 and $433,000 at September 29, 2018.

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

For the fiscal years ended September 28, 2019 and September 29, 2018 the Company has a blended federal corporate tax rate of 21.0% and 24.5%, respectively, based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in the first quarter ended December 30, 2017 (fiscal 2018) a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

During the third quarter ended June 30, 2018 (fiscal 2018) the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  This change was included in the Company’s fiscal 2017 tax return that was finalized during third fiscal quarter (fiscal 2018).  As a result of this change and the change in the federal statutory tax rate from 35% to 21% in December 2017, the Company recorded in the fiscal third quarter ended June 30, 2018 (fiscal 2018) a decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 29,	September 29,
	2019	2018
Property, payroll and other taxes payable	$20,046,179	$22,327,253
Salaries, wages and bonuses payable	29,573,424	29,583,266
Self-insurance liabilities	12,856,639	13,576,329
Interest payable	3,323,478	13,397,615
Other	5,762,363	3,240,303
	$71,562,083	$82,124,766

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is insured for covered costs in excess of $1,000,000 per occurrence for workers’ compensation, $500,000 for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance liabilities totaled $31.0 million and $34.7 million at June 29, 2019 and September 29, 2018, respectively.  Of this amount, $12.9 million is accounted for as a current liability and $18.1 million as a long-term liability, which is inclusive of $3.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 29, 2019.  At September 29, 2018, $13.6 million is accounted for as a current liability and $21.1 million as a long-term liability, which is inclusive of $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.3 million and $8.1 million for the three-month periods ended June 29, 2019 and June 30, 2018, respectively.  For the nine-month periods ended June 29, 2019 and June 30, 2018, employee insurance expense, net of employee contributions, totaled $26.9 million and $27.1 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Accounting Standards Codification Topic ASC 410 (“FASB ASC 410”) and determined we have a legal obligation to remove the tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at June 29, 2019 and September 29, 2018.

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

The Company has $175.0 million line of credit (the “Line”) that matures September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at June 29, 2019.  The Company is not required to maintain compensating balances in connection with the Line.  At June 29, 2019, the Company had no borrowings outstanding under the line.

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

The Company has an interest rate swap agreement for a current notional amount of $50.0 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swap.  The Company has designated the swap as a cash flow hedge and records the changes in the estimated fair value of the swap to other comprehensive income each period.  For the three- and nine-month periods ended June 29, 2019 the Company recorded $0.8 million and $0.9 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive income.  Unrealized losses of $1.2 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 29, 2019.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to its borrowings at June 29, 2019.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

At June 29, 2019, property and equipment with an undepreciated cost of approximately $200 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 29, 2019, the Company had excess net worth totaling $122 million calculated under covenants in the Notes, the Bonds, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 18, 2019 to stockholders of record on April 11, 2019.

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

	Three Months Ended		Nine Months Ended
	June 29, 2019		June 29, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$16,913,589	$6,596,695	$43,579,258	$17,083,403
Conversion of Class B to Class A shares	6,596,695	—	17,083,403	—
Net income allocated, diluted	$23,510,284	$6,596,695	$60,662,661	$17,083,403

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,177,335	6,082,441	14,155,632	6,104,144
Conversion of Class B to Class A shares	6,082,441	—	6,104,144	—
Weighted average shares outstanding, diluted	20,259,776	6,082,441	20,259,776	6,104,144

Earnings per share
Basic	$1.19	$1.08	$3.07	$2.80
Diluted	$1.16	$1.08	$2.99	$2.80

The per share amounts for the three- and nine-month periods ended June 30, 2018 are based on the following amounts:

	Three Months Ended		Nine Months Ended
	June 30, 2018		June 30, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$17,557,024	$6,926,634	$56,551,833	$22,373,352
Conversion of Class B to Class A shares	6,926,634	—	22,373,352	—
Net income allocated, diluted	$24,483,658	$6,926,634	$78,925,185	$22,373,352

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,128,772	6,131,004	14,117,449	6,142,327
Conversion of Class B to Class A shares	6,131,004	—	6,142,327	—
Weighted average shares outstanding, diluted	20,259,776	6,131,004	20,259,776	6,142,327

Earnings per share
Basic	$1.24	$1.13	$4.00	$3.64
Diluted	$1.21	$1.13	$3.90	$3.64

I. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  The “Other” activities include fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Revenues from unaffiliated customers:
Grocery	$352,687	$343,687	$1,079,884	$1,055,896
Non-foods	238,471	221,885	694,036	648,043
Perishables	281,655	273,339	824,614	800,018
Gasoline	155,897	165,510	430,393	438,722
Total Retail	$1,028,710	$1,004,421	$3,028,927	$2,942,679
Other	33,552	30,348	97,016	90,438
Total revenues from unaffiliated customers	$1,062,262	$1,034,769	$3,125,943	$3,033,117

Income from operations:
Retail	$38,746	$26,555	$100,796	$79,843
Other	4,607	3,223	12,766	9,378
Total income from operations	$43,353	$29,778	$113,562	$89,221

	June 29,	September 29,
	2019	2018
Assets:
Retail	$1,663,762	$1,679,301
Other	177,804	147,988
Elimination of intercompany receivable	(2,533)	(2,378)
Total assets	$1,839,033	$1,824,911

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 29, 2019 and June 30, 2018, respectively, the fluid dairy operation had $10.2 million and $9.7 million in sales to the grocery sales operation. The fluid dairy operation had $31.4 million and $31.0 million in sales to the grocery sales operation for the nine-month periods ended June 29, 2019 and June 30, 2018, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swap, and non-qualified plan assets at June 29, 2019 is as  follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$700,000	$708,750	Level 2
Facility Bonds	72,560	72,560	Level 2
Secured notes payable and other	82,152	82,152	Level 2
Interest rate swap derivative contract liability	1,191	1,191	Level 2
Non-qualified retirement plan assets	15,136	15,136	Level 2

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 199 supermarkets in North Carolina (73), Georgia (67), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of June 29, 2019, the Company operated 108  in-store pharmacies and 104 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At June 29, 2019 the Company’s self-insurance liabilities totaled $31.0 million.  Of this amount, $12.9 million is accounted for as a current liability and $18.1 million as a long-term liability, which is inclusive of $3.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 29, 2019.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value.  The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates.  Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future.  These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.  The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the nine-month period ended June 29, 2019.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $26.9 million for each of the fiscal quarters ended June 29, 2019 and June 30, 2018.  For the nine-month periods ended June 29, 2019 and June 30, 2018, vendor allowances applied as a reduction of merchandise costs totaled $84.6 million and $89.1 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.5 million and $3.1 million for the fiscal quarters ended June 29, 2019 and June 30, 2018, respectively.  For the nine-month periods ended June 29, 2019 and June 30, 2018, vendor advertising allowances recorded as a reduction of advertising expense totaled $10.7 million and $10.6 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September.  There are 13 and 39 weeks of operations included in the unaudited Condensed Consolidated Statements of Income for the three and nine-month periods ended June 29, 2019 and June 30, 2018.  Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  Sales from replacement stores, major remodels, minor remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For both the three- and nine-month periods ended June 29, 2019 and June 30, 2018, comparable store sales include 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 29,	June 30,	June 29,	June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.4%	23.6%	24.4%	23.9%
Operating and administrative expenses	20.4%	20.8%	20.9%	20.9%
Gain from sale or disposal of assets	0.1%	0.1%	0.1%	—%
Income from operations	4.1%	2.9%	3.6%	3.0%
Other income, net	—%	0.1%	—%	0.1%
Interest expense	1.1%	1.2%	1.1%	1.2%
Income tax expense (benefit)	0.8%	(0.6)%	0.6%	(0.7)%
Net income	2.2%	2.4%	1.9%	2.6%

Three Months Ended June 29, 2019 Compared to the Three Months Ended June 30, 2018

Net income for the third quarter of fiscal 2019 totaled $23.5 million compared with $24.5 million for the third quarter of fiscal 2018.  Pretax income of $31.8 million for the three months ended June 29, 2019 is 72.3% higher than pretax income of $18.5 million for the three months ended June 30, 2018.  An income tax benefit of $6.0 million was recorded last year’s June quarter from the adoption of certain income tax computation method changes.  Comparing the quarters, fiscal 2019 had higher sales and gross profit and somewhat level expenses and interest.

Net Sales. Net sales increased by $27.5 million, or 2.7%  to $1.06 billion for the three months ended June 29, 2019 from $1.03 billion for the three months ended June 30, 2018.  Sales increased in each retail product category, except for gasoline where both the number of gallons sold and the average sale price decreased.   The 2019 Easter holiday occurred in April, benefitting the current year June quarter.  The 2018 Easter holiday occurred in March, benefitting last year’s March quarter.  Excluding gasoline sales and the effect of extra Easter sales in this year’s third quarter, grocery comparable store sales increased 4.3% over the comparative fiscal quarters.  Comparing the third quarters of fiscal year 2019 and 2018 (and excluding gasoline), the number of customer transactions increased slightly and the average transaction size increased 3.6%.

Ingles operated 199 stores at June 29, 2019 and 200 stores at June 30, 2018.  Retail square footage was approximately 11.3 million at June 29, 2019 and at June 30, 2018.

Sales by product category (amounts in thousands) are as follows:

	Three Months Ended
	June 29,	June 30,
	2019	2018
Grocery	$352,687	$343,687
Non-foods	238,471	221,885
Perishables	281,655	273,339
Gasoline	155,897	165,510
Total retail grocery	$1,028,710	$1,004,421

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the quarter ended June 29, 2019 are summarized as follows (dollars in thousands):

Total retail sales for the three months ended June 30, 2018	$1,004,421
Comparable store sales increase (including gasoline)	27,586
Effect of Easter in second quarter of fiscal 2018	6,495
Impact of stores opened in fiscal 2018 and 2019	736
Impact of stores closed in fiscal 2018 and 2019	(5,161)
Other	(5,367)
Total retail sales for the three months ended June 29, 2019	$1,028,710

Gross Profit. Gross profit for the three-month period ended June 29, 2019 increased $15.0 million, or 6.2%, to $258.9 million, or 24.4%  of sales, compared with $243.9 million, or 23.6% of sales, for the three-month period ended June 30, 2018.

Excluding gasoline sales, grocery segment gross profit as a percentage of sales increased 25 basis points in the third quarter of fiscal 2019 compared with the same fiscal 2018 period.  Gasoline gross profit dollars were higher for the quarter ended June 29, 2019 compared with the quarter ended June 30, 2018.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.  The fluid dairy is a manufacturing process; therefore, the costs mentioned above as well as purchasing, production costs, and internal transfer costs incurred by the fluid dairy are included in the cost of goods sold line item, while these items are included in operating and administrative expenses in the grocery segment.

Operating and Administrative Expenses. Operating and administrative expenses increased $1.7 million, or 0.8%, to $216.5 million for the three months ended June 29, 2019, from $214.7 million for the three months ended June 30, 2018.  As a percentage of sales, operating and administrative expenses were 20.4%  for the three months ended June 29, 2019 compared with 20.8% for the three months ended June 30, 2018.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.6% and 24.5% of sales for the third fiscal quarter of 2019 and 2018, respectively.

A breakdown of the major increases and decreases in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$3.9	0.37%
Insurance	$(1.7)	(0.16)%
Repairs and maintenance	$1.1	0.10%
Advertising and promotion	$(0.9)	(0.09)%

Salaries and wages increased due to the additional labor hours required in part to accommodate in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Insurance expense decreased due to favorable current and expected future claims experience under the Company’s self-insurance programs.

Repairs and maintenance increased due to a higher level of maintenance required on more sophisticated equipment and updated lighting in our stores, and due also to a higher level of building maintenance.

Advertising and promotion expenses decreased as a result of more efficient usage of digital, broadcast, and print advertising programs.

Interest Expense. Interest expense decreased $0.3 million for the three-month period ended June 29, 2019 to $11.7 million from $12.0 million for the three-month period ended June 30, 2018.  Total debt at June 2019 was $854.7 million compared with $887.8 million at June 2018.  The Company had lower line of credit usage during the current fiscal quarter, and interest rates have been relatively stable.

Income Taxes. Income tax expense for the June 2019 quarter totaled $8.3 million, for an effective tax rate of 26.1% compared with income tax benefit of $6.0 million for the June 2018 quarter.  In the June 2018 quarter the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures and a decrease in its net deferred tax liabilities with a corresponding reduction to deferred income tax expense.

Net Income. Net income totaled $23.5 million and $24.5 million for the three-month periods ended June 29, 2019 and June 30, 2018, respectively.  Basic and diluted earnings per share for Class A Common Stock were $1.19 and $1.16, respectively for the June 2019 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $1.08 for the June 2019 quarter.  Basic and diluted earnings per share for Class A Common Stock were $1.24 and $1.21, respectively for the June 2018 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $1.13 for the June 2018 quarter.

Nine Months Ended June 29, 2019 Compared to the Nine Months Ended June 30, 2018

Net income for the first nine months of fiscal 2019 totaled $60.7 million compared with net income of $78.9 million for the nine-month fiscal 2018 period.  Pretax income of $79.2 million for the nine months ended June 29, 2019 is 41.2% higher than pretax income of $56.1 million for the nine months ended June 30, 2018.  During the fiscal 2018 nine-month period the Company recorded $37.3 million of income tax benefits related to tax law changes and the adoption of certain tax calculation methods.   Pretax income was higher for the current fiscal year, as sales and gross profit increased to a greater extent than increases in operating and interest expense.

Net Sales. Net sales totaled $3.13 billion and $3.03 billion for the nine-month periods ended June 29, 2019 and June 30, 2018, respectively.  Sales increased in each retail product category, except for gasoline where both the number of gallons sold and the average sale price decreased.

Grocery segment comparable store sales, excluding the effect of gasoline, increased 3.9%.  The number of customer transactions (excluding gasoline) increased 0.9%, while the average transaction size (excluding gasoline) increased by 2.9%.

Sales by product category (amounts in thousands) are as follows:

	Nine Months Ended
	June 29,	June 30,
	2019	2018
Grocery	$1,079,884	$1,055,896
Non-foods	694,036	648,043
Perishables	824,614	800,018
Gasoline	430,393	438,722
Total retail grocery	$3,028,927	$2,942,679

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in grocery segment sales for the nine months ended June 29, 2019 can be summarized as follows (dollars in thousands):

Total retail sales for the nine months ended June 30, 2018	$2,942,679
Comparable store sales increase (including gasoline)	87,715
Impact of stores opened in fiscal 2018 and 2019	9,400
Impact of stores closed in fiscal 2018 and 2019	(10,438)
Other	(429)
Total retail sales for the nine months ended June 29, 2019	$3,028,927

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

Gross Profit. Gross profit for the nine months ended June 29, 2019 increased $37.9 million, or 5.2%, to $761.7 million compared with $723.7 million, for the nine months ended June 30, 2018.  As a percentage of sales, gross profit totaled 24.4%  for the nine months ended June 29, 2019 and 23.9% for the nine months ended June 30, 2018.

Excluding gasoline sales, retail grocery segment gross profit as a percentage of sales increased eight basis points in the first three quarters of fiscal 2019 compared with the same fiscal 2018 period.  Gasoline gross profit dollars were higher for the nine months ended June 29, 2019 compared with the nine months ended June 30, 2018.

Operating and Administrative Expenses. Operating and administrative expenses increased $16.4 million, or 2.6%, to $651.6 million for the nine months ended June 29, 2019, from $635.2 million for the nine months ended June 30, 2018.  As a percentage of sales, operating and administrative expenses were 20.9%  for the June 2019 nine-month period and for the same period last year.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), were 24.0%  and 24.3% of sales for the nine-month fiscal 2019 and 2018 periods, respectively.

A breakdown of the major increases and decreases in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$13.2	0.42%
Repairs and maintenance	$2.6	0.08%
Advertising and promotion	$(2.5)	(0.08)%
Bank charges	$2.1	0.07%

Salaries and wages increased due to the additional labor hours required in part to accommodate in-store merchandising changes.  Competition for labor has also increased in the Company’s market area.

Repairs and maintenance increased due to a higher level of maintenance required on more sophisticated equipment and updated lighting in our stores, and due also to a higher level of building maintenance.

Advertising and promotion expenses decreased as a result of more efficient usage of digital, broadcast, and print advertising programs.

Bank charges increased due to increased rates charged by card processors and by more customer sales transactions being settled by card instead of check or cash.

Gain (Loss) from Sale or Disposal of Assets During the current fiscal year, the Company recognized a $3.2 million gain on the sale of a former store property.  There were no other significant sale/disposal transactions in either the nine months ended June 29, 2019 or June 30, 2018.

Interest Expense. Interest expense was relatively unchanged at $35.9 million for the nine months ended June 29, 2019 compared with the $35.6 million for the nine months ended June 30, 2018.

Income Taxes. Income tax expense for the June 2019 nine-month period totaled $18.5 million, for an effective tax rate of 23.4%, compared with income tax benefit of $22.9 million for the June 2018 nine-month period.  During the fiscal 2018 nine-month period the Company recorded $37.3 million of  income tax benefits related to tax law changes and the adoption of certain tax calculation methods.

Net Income. Net income totaled $60.7 million for the nine-month period ended June 29, 2019.  Basic and diluted earnings per share for Class A Common Stock were $3.07 and $2.99, respectively, for the June 2019 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $2.80 for the June 2019 nine-month period.  Net income totaled $78.9 million for the nine-month period ended June 30, 2018.  Basic and diluted earnings per share for Class A Common Stock were $4.00 and $3.90, respectively, for the June 2018 nine-month period.  Basic and diluted earnings per share for Class B Common Stock were each $3.64 for the June 2018 nine-month period.

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

Capital expenditures totaled $123.2 million for the nine-month period ended June 29, 2019.  These capital expenditures focused on construction of stores that opened in 2019 or will open in fiscal 2020, shopping center activity, the addition of fuel centers and smaller scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, and capital expenditures related to the Company’s fluid dairy.  The Company has also taken the opportunity to acquire shopping centers where the Company operated a leased store.

Ingles’ capital expenditure plans for fiscal 2019 include investments of approximately $140 to $180 million.  The majority of the Company’s fiscal 2019 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2020 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s fluid dairy.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $8.2 million at June 29, 2019.

Liquidity

The Company generated net cash from operations of $144.5 million in the June 2019 nine-month period compared to $107.6 million for the comparable 2018 period.  The increase is primarily attributable to higher pre-tax income and cash provided by cash income tax refunds collected in the current fiscal year.

Cash used by investing activities for the nine-month period ended June 29, 2019 totaled $115.0 million, compared with cash used of $119.1 million for the nine-month period ended June 30, 2018.  During the fiscal 2019 period, capital expenditures were higher primarily due to the timing of expenditures on new buildings and store remodel projects, as well as the acquisition of previously leased properties.  Offsetting the increased capital expenditures were the proceeds from the sale of a former store property.

The Company used $21.5 million for financing activities for the nine months ended June 29, 2019 compared with $0.8 million of cash used for financing activities for the nine months ended June 30, 2018.  The year over year change is attributable to lower current year line of credit usage compared with the prior fiscal year.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.7 million of unused letters of credit were issued at June 29, 2019.  The Company is not required to maintain compensating balances in connection with this Line.  At June 29, 2019, the Company had no borrowings outstanding under the line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space located in Buncombe County, North Carolina.  The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 2026, subject to certain events.  Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014.  The Company may redeem the Bonds without penalty or premium at any time prior to September 2026.

The Company has an interest rate swap agreement for a current notional amount of $50.0 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of June 29, 2019, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $550 million of additional borrowings (including borrowings under the Line) as of June 29, 2019.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.  The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of June 29, 2019:

Contractual Obligations		Less than	1-3	3-5	More than
(amounts in thousands)	Total	1 year	years	years	5 years
Long-term debt and line of credit	$854,712	$12,949	$26,513	$728,475	$86,775
Scheduled interest on long-term debt (1)	200,029	46,208	90,711	48,137	14,973
Advance payments on purchase contracts	3,496	1,662	885	185	764
Operating leases (2)	54,760	9,308	15,360	7,254	22,838
Construction commitments	8,225	8,225	—	—	—
Total	$1,121,222	$78,352	$133,469	$784,051	$125,350

(1)	Scheduled interest on floating debt calculated using rates in effect on June 29, 2019.
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

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $31.0 million at June 29, 2019 and $34.7 million at September 29, 2018.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $15.1 million at June 29, 2019 and $15.0 million at September 29, 2018.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

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

	Three Months Ended
	June 29,	June 30,
	2019	2018
All items	0.2%	0.2%
Food and beverages	0.1%	0.2%
Energy	—%	0.7%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to an interest rate swap agreement for a current notional amount of $50.0 million at a fixed rate of 3.92%.  The Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 29, 2018.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 29, 2019, the end of the period covered by this report.  In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2018.  After consideration of the matters discussed above, the Company has concluded that its controls and procedures were effective as of June 29, 2019.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 8, 2019	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 8, 2019	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer