Form 10-K
period 2019-09-28
INGLES MARKETS INC
filed 2019-12-10
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2019

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

As of March 30, 2019, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 30, 2019, was approximately $398 million. As of December 5, 2019, the registrant had 14,180,485 shares of Class A Common Stock outstanding and 6,079,291 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 28, 2019

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (73), Georgia (66), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

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

Substantially all of the Company’s stores are located within 280 miles of its warehouse and distribution facilities, near Asheville, North Carolina.  The Company operates 1.65 million square feet of warehouse and distribution facilities.  These facilities supply the company’s supermarkets with approximately 59% of the goods the Company sells.  The remaining 41% is purchased from third parties and is generally delivered directly to the stores.  The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

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

The Company owns 162 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center.  The Company also owns 21 undeveloped sites suitable for a free-standing store or development by the Company or a third party.  The Company’s owned real estate is generally located in the same geographic region as its supermarkets.  During fiscal years 2019 and 2018, the Company purchased a total of four shopping centers which contained Ingles stores that had been leased from third-party landlords.

The Company was founded by Robert P. Ingle, who served as the Company’s Chief Executive Officer until his death in March 2011.  His son, Robert P. Ingle II is Chairman of the Board and remains actively involved in the Company’s daily operations.

As of September 28, 2019, Mr. Ingle II owned beneficially (as defined by the Exchange Act) approximately 76% of the combined voting power and 29% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees).  The Company became a publicly traded company in September 1987.  The Company’s Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol “IMKTA.”  The Company’s Class B Common Stock is not publicly traded.

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

Business

The Company operates one primary business segment, retail grocery.  Information about the company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)
	2019		2018		2017
Revenues from unaffiliated customers:
Grocery	$1,443.4		$1,413.1		$1,424.9
Non-foods	936.2		874.7		858.4
Perishables	1,110.7		1,078.7		1,061.6
Gasoline	581.1		604.9		515.8
Total retail	4,071.4	96.9%	3,971.4	97.0%	3,860.7	96.5%
Other	130.6	3.1%	121.4	3.0%	142.0	3.5%
	$4,202.0	100.0%	$4,092.8	100.0%	$4,002.7	100.0%
Income from operations:
Retail	$135.4	89.0%	$111.2	89.1%	$112.0	87.6%
Other	16.8	11.0%	13.6	10.9%	15.9	12.4%
	152.2	100.0%	124.8	100.0%	127.9	100.0%
Other income, net	1.8		3.1		3.8
Interest expense	47.4		47.6		47.4
Income before income taxes	$106.6		$80.3		$84.3

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

The Company’s strategy is to locate its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers.  At September 28, 2019, the Company operated 188 supermarkets under the name “Ingles,” and 10 supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama.  The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2019	2018	2017	2019	2018	2017
North Carolina	73	72	70	41%	42%	41%
South Carolina	36	36	36	19%	18%	18%
Georgia	66	69	70	32%	32%	33%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	198	200	199	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 28, 2019, the Company operated 108 pharmacies and 104 fuel stations.  The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores.  The Company trains its employees to provide friendly service and to actively address the needs of customers. These employees reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2019	2018	2017	2016	2015
Weighted Average Sales Per Store (000’s) (1)	$20,189	$19,674	$19,133	$18,107	$18,003
Total Square Feet at End of Year (000’s)	11,247	11,329	11,173	11,117	11,049
Average Total Square Feet per Store	56,806	56,643	56,146	55,310	54,974
Average Square Feet of Selling Space per Store (2)	39,765	39,650	39,302	38,717	38,482
Weighted Average Sales per Square Foot of Selling Space (1) (2)	516	502	494	471	470

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

The Company’s stores carry broad selections of quality meats, produce and other perishables.  The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant.  The Company’s market areas contain numerous providers of quality local products, which is in line with current customer preferences for goods produced where they live.  Management believes that supermarkets offering a broad array of products and time-saving services are perceived by customers as part of a solution to today’s lifestyle demands.  Accordingly, a principal component of the Company’s merchandising strategy is to design stores that enhance the shopping experience.  The Company operates fuel stations at 104 of its store locations.

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

Purchasing and Distribution

The Company currently supplies approximately 59% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities.  The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina.  The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

The remaining 41% of the Company’s inventory requirements, primarily beverages, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 193 tractors and 799 trailers that the Company owns, operates and maintains.  The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet.  The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities.  The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

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

The Company renovates and remodels stores in order to increase customer traffic and sales, respond to existing customer demand, compete effectively against new stores opened by competitors and support its quality image merchandising strategy.  The Company decides to complete a remodel of an existing store based on its evaluation of the competitive landscape of the local marketplace.  A remodel or expansion provides the quality of facilities and product offerings identical to that of a new store, capitalizing upon the existing customer base.  The Company retains the existing customer base by keeping the store in operation during the entire remodeling process.  The Company may elect to relocate, rather than remodel, certain stores where relocation provides a more convenient location for its customers.

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2019	2018	2017	2016	2015
Number of Stores:
Opened (1)	1	5	2	1	1
Closed (1)	3	4	4	1	2
Stores open at end of period	198	200	199	201	201
Size of Stores:
Less than 42,000 sq. ft.	48	49	50	53	54
42,000 up to 51,999 sq. ft.	22	22	22	24	24
52,000 up to 61,999 sq. ft.	47	48	50	51	51
At least 62,000 sq. ft.	81	81	77	73	72
Average store size (sq. ft.)	56,806	56,643	56,146	55,310	54,974

(1)	Excludes new stores opened to replace existing stores.

The Company’s ability to open new stores is subject to many factors, including the acquisition of satisfactory sites and may be limited by zoning and other governmental regulation.  In addition, the Company’s expansion, remodeling and replacement plans are continually reviewed and are subject to change.  See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s capital expenditures.

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities.  The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Bi-Lo, LLC., Earth Fare, Inc, Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America N.V..), The Fresh Market, Inc., Harris Teeter (owned by The Kroger Co.), The Kroger Co., Lidl (Lidl Stiftung & Co. KG), Publix Super Markets, Inc., Sprouts Farmers Market, Inc., Target Corporation, Whole Foods Market, and Wal-Mart Stores, Inc.  Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers (physical and online) and by restaurants.

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

Employees and Labor Relations

At September 28, 2019, the Company had approximately 27,000 non-union employees, of which 92% were supermarket personnel.  Approximately 62% of these employees work on a part-time basis.  Management considers employee relations to be good.  The Company values its employees and believes that employee loyalty and enthusiasm are key elements of its operating performance.  Recently, competition for labor has been more intense resulting in higher costs to attract and retain associates.  The Company has responded by increasing resources devoted to employee recruitment and retention, and has expanded the ways in which it markets itself to prospective employees.

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

Item 1A. RISK FACTORS

Below is a series of risk factors that may affect the Company's business, financial condition and/or results of operations. Other risk factors are contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Financial Statements of this Annual Report on Form 10-K.   The Company operates in a continually changing business environment, and new risk factors emerge from time to time.  Management cannot predict such new risk factors, nor can it assess the impact, if any, of these risk factors on the Company's business, financial condition and/or results of operations or the extent to which any factor or combination of factors may impact any of these areas.

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

At September 28, 2019, the Company had total consolidated indebtedness for borrowed money of $852.2 million and $166.0 million available under a $175.0 million of committed line of credit.  A portion of the Company’s cash flow is used to service such indebtedness.  The Company owns a significant amount of real estate, which has been and will continue to be a factor in the Company’s overall level of indebtedness.  Real estate can be used as collateral for indebtedness and can be sold to reduce indebtedness.  The Company’s significant indebtedness could have important consequences, including the following:

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

Mr. Ingle II’s beneficial ownership (as defined by the Exchange Act) represents approximately 76% of the combined voting power of all classes of the Company’s capital stock as of September 28, 2019.  As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

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

The Company’s business is dependent on information technology systems.  These complex systems are an important part of ongoing operations.  If the Company were to experience disruption in these systems, did not maintain existing systems properly, or did not implement new systems appropriately, operations could suffer.  The Company is currently undergoing a systematic program to enhance its information technology abilities.

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

The Company operates fuel stations at 104 of its store locations.  While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 162 of its supermarkets either as free-standing or in shopping centers where it is the anchor tenant.  The Company also owns 21 undeveloped sites which are suitable for a free-standing store or shopping center development.  The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns.  Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 7.3 million square feet of leasable space, of which 3.8 million square feet is used by the Company’s supermarkets.  The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants.  A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	15
50,000 – 100,000 square feet	34
More than 100,000 square feet	30
Total	79

The Company owns a 1,649,000 square foot facility, which is strategically located between Interstate 40 and Highway 70 near Asheville, North Carolina, as well as the 119 acres of land on which it is situated.  The facility includes the Company’s headquarters and its warehouse and distribution facility.  The property also includes truck servicing and fuel storage facilities.  The Company also owns a 139,000 square foot warehouse on 21 acres of land approximately one mile from its main warehouse and distribution facility.

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

Leased Properties

The Company operates supermarkets at 36 locations leased from various unaffiliated third parties.    The Company leases two other former supermarket locations, one of which is subleased to a third party.  The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises.  In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $2.62 to $7.68  per square foot.  During fiscal 2019, 2018 and 2017, the Company paid a total of $11.4 million, $11.8 million and $12.6 million, respectively, in supermarket rent, exclusive of property taxes, utilities, insurance, repairs and other expenses.  The following table summarizes lease expiration dates as of September 28, 2019, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2019-2030	5
2031-2045	1
2046 or after	32

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

As of December 5, 2019, there were approximately 385 holders of record of the Company’s Class A Common Stock and 116 holders of record of the Company’s Class B Common Stock.  The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ.  The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2019 Fiscal Year	High	Low
First Quarter (ended December 29, 2018)	$34.10	$25.95
Second Quarter (ended March 30, 2019)	$31.37	$27.22
Third Quarter (ended June 29, 2019)	$32.07	$26.10
Fourth Quarter (ended September 28, 2019)	$42.50	$30.32

2018 Fiscal Year	High	Low
First Quarter (ended December 30, 2017)	$36.35	$22.80
Second Quarter (ended March 31, 2018)	$36.50	$29.40
Third Quarter (ended June 30, 2018)	$35.10	$27.93
Fourth Quarter (ended September 29, 2018)	$36.80	$28.40

On December 5, 2019, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $43.05 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 35 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend.  During both fiscal 2019 and fiscal 2018, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively.  The Company’s last dividend payment was made on October 17, 2019 to common stockholders of record on October 10, 2019.  For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business.  The 2019 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 28, 2019 and assume that $100 was invested after the close of the market on September 27, 2014, and that dividends were reinvested quarterly.  Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2015	2016	2017	2018	2019
Ingles Markets, Incorporated Class A Common Stock	$187.71	$166.07	$112.43	$153.13	$177.47
S&P 500 Comprehensive – Last Trading Day Index	$99.39	$114.72	$136.07	$160.44	$167.27
2017 Peer Group	$126.62	$127.92	$96.40	$129.52	$130.25

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 27, 2014.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2019	2018		2017	2016	2015
Net Sales	$4,202,034	$4,092,805		$4,002,700	$3,794,977	$3,778,644
Net Income	81,580	97,365	(3)	53,874	54,189	59,353
Diluted Earnings per Common Share
Class A	$4.03	$4.81		$2.66	$2.68	$2.93
Class B	3.76	4.49		2.49	2.50	2.74
Cash Dividends per Common Share
Class A	$0.66	$0.66		$0.66	$0.66	$0.66
Class B	0.60	0.60		0.60	0.60	0.60

	Selected Balance Sheet Data at September
	(in thousands)
	2019	2018		2017	2016	2015(2)
Current Assets	$497,103	$496,743		$445,840	$418,487	$423,746
Property and Equipment, net	1,344,267	1,303,044		1,265,112	1,247,882	1,211,458
Total Assets	1,867,328	1,824,911		1,733,306	1,686,478	1,654,828
Current Liabilities, including Current Portion of Long-Term Debt	247,579	260,138		245,563	241,605	251,960
Long-Term Liabilities, net of Current Portion (1)	881,527	894,898		906,772	903,249	909,247
Stockholders’ Equity	662,723	595,414		511,052	470,176	428,978

(1)	Excludes long-term deferred income tax liability.
(2)	Restated to reflect retrospective adoption of new accounting pronouncement affecting debt issuance costs and deferred tax assets.
(3)	Includes $37.3 million income tax benefit from tax law changes and adoption of a different tax depreciation calculation method.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 198 supermarkets in North Carolina (73), Georgia (66), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).  The Company locates its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers.  Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products.  Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise.  The Company offers quality private label items in most of its departments.  In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of September 28, 2019, the Company operated 108 in-store pharmacies and 104 fuel centers.  Ingles also operates a fluid dairy and earns shopping center rentals.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year.    Effective October 1, 2019 the excess liability limit was increased to $1,000,000 for general liability.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported.  The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future.  The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  The Company’s self-insurance reserves totaled $31.0 million and $34.7 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2019 and September 29, 2018, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $3.6 million at September 28, 2019 and $4.6 million at September 29, 2018.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory.  In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $111.7 million, $116.5 million and $116.6 million for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.8 million, $14.1 million, and $13.8 million for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, respectively.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September.  The consolidated statements of income for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, consisted of 52, 52 and 53 weeks of operations, respectively.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters.  The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores.  Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and may include additional retail square footage.  For the fiscal years ended September 28, 2019 and September 29, 2018 comparable store sales each included 196 stores.  Weighted average retail square footage added to comparable stores due to replacement and remodeled stores was approximately 300 for the fiscal year ended September 28, 2019 and 86,000 for the fiscal year ended September 29, 2018.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Gross profit	24.3	24.0	24.1
Operating and administrative expenses	20.8	20.9	20.9
Gain from sale or disposal of assets	0.1	—	—
Income from operations	3.6	3.1	3.2
Other income, net	—	0.1	0.1
Interest expense	1.1	1.2	1.2
Income before income taxes	2.5	2.0	2.1
Income tax expense (benefit)	0.6	(0.4)	0.8
Net income	1.9	2.4	1.3

Fiscal Year Ended September 28, 2019 Compared to the Fiscal Year Ended September 29, 2018

The Company’s fiscal year 2019 performance was strong, with increases in sales and gross margin driving increased pre-tax income.  Last year, in fiscal year 2018, income tax credits totaling $37.3 million resulted in higher net income when compared with the current fiscal year ended September 28, 2019.

Net income for the fiscal year ended September 28, 2019 was $81.6 million, compared with net income of $97.4 million for the fiscal year ended September 29, 2018, primarily due to the positive impact of the fiscal year 2018 deferred tax benefits.  Pretax income was $106.6 million for fiscal year 2019, an increase of 32.7% compared with pretax income of $80.3 million for fiscal year 2018.

Sales and gross margin increased in the retail segment, including increases in gasoline gross profit.  Expenses increased primarily as a result of continued tight labor conditions in the Company’s market area.  Fluid dairy income was level over the comparative fiscal years, and real estate income increased as the Company added tenants in existing shopping centers and in acquired shopping centers where the Company had previously leased a store.

Net Sales. Net sales for the fiscal year ended September 28, 2019 totaled $4.20 billion, compared with $4.09 billion for the fiscal year ended September 29, 2018.

Retail comparable sales excluding gasoline increased 3.9% during fiscal 2019 compared with 2018.  The number of transactions (excluding gasoline) increased 0.9% while the average transaction size (excluding gasoline) increased by 2.8%.  Comparing fiscal 2019 with 2018, gasoline gallons sold decreased 0.5% and per gallon gasoline prices decreased 3.5%.

Sales by product category for the fiscal years ended September 28, 2019 and September 29, 2018, respectively, were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2019	2018
Grocery	$1,443,394	$1,413,088
Non-foods	936,173	874,677
Perishables	1,110,683	1,078,693
Gasoline	581,146	604,897
Total retail grocery	$4,071,396	$3,971,355

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 28, 2019 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 29, 2018	$3,971,355
Comparable store sales increase	106,797
Impact of stores closed in fiscal 2019 and 2018	(14,886)
Sales growth stores opened fiscal 2019 and 2018	7,433
Other	697
Total retail grocery sales for the fiscal year ended September 28, 2019	$4,071,396

Increased fiscal 2019 sales resulted from new and replacement store buildings, the introduction of new products and product presentation, especially in higher margin products, effective promotions and cost competitiveness.  General economic conditions were favorable in the Company’s market area. The Company increased its use of The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) to increase net sales and comparable store sales through enhanced loyalty programs and special offers.  Information obtained from holders of the Ingles Advantage Card also assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

The Company expects non-gasoline sales will be higher in the 2020 fiscal year compared with fiscal 2019.  The Company anticipates adding new stores in fiscal 2020, expects to continue remodeling a significant number of existing stores, and plans to add more fuel stations and pharmacies.  Fiscal 2020 sales growth will also likely be influenced by market fluctuations in the per gallon price of gasoline and milk, changes in commodity food prices, general labor- and distribution-influenced economic conditions and changing customer preferences for purchasing items sold by the Company.

Gross Profit. Gross profit for the fiscal year ended September 28, 2019 increased $41.8 million, or 4.3%, to $1.02 billion compared with $980.2 million for the fiscal year ended September 29, 2018.  As a percentage of sales, gross profit totaled 24.3% for the fiscal year ended September 28, 2019 and 24.0% for the fiscal year ended September 29, 2018.  Gasoline gross profit increased $13.1 million for fiscal year 2019 compared with 2018.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) decreased 19 basis points in fiscal 2019 compared with fiscal 2018.  The gross margin decrease was primarily due to market factors that adversely affected certain product lines.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $17.8 million, or 2.1%, to $873.9 million for the fiscal year ended September 28, 2019, from $856.1 million for the fiscal year ended September 29, 2018.  As a percentage of sales, operating and administrative expenses were 20.8% and 20.9% for fiscal years 2019 and 2018, respectively.  Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 23.9% for fiscal 2019 compared with 24.3% for fiscal 2018. Fiscal year 2019 sales growth resulted in operating expense leverage.

A breakdown of the major increases in operating and administrative expenses is as follows.

		Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$16.0	0.38%
Repairs and maintenance	$3.5	0.08%
Bank charges	$2.7	0.06%
Advertising and promotion	$(2.6)	(0.06)%
Insurance	$(2.2)	(0.05)%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume and changes to the sales mix.  In general, the labor market in the Company’s market area has become more competitive.

Repairs and maintenance increased due to a higher level of maintenance required on more sophisticated equipment and updated lighting in our stores, and also due to a higher level of building maintenance.

Bank charges have increased as more sales transactions are being settled with debit and credit cards, and the per transaction card costs have increased.

Advertising and promotion expenses decreased as a result of more efficient usage of digital, broadcast, and print advertising programs.

Insurance expenses decreased due to lower claims experienced under its self-insurance programs.

Gain from Sale or Disposal of Assets. During the current fiscal year, the Company recognized a $3.2 million gain on the sale of a former store property.  There were no other significant sale/disposal transactions in either fiscal year 2019 or 2018.

Other Income, Net. Other income, net totaled $1.8 million and $3.1 million for the fiscal years ended September 28, 2019 and September 29, 2018, respectively.  Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense was relatively unchanged at $47.4 million for the fiscal year ended September 28, 2019 and $47.6 million for the fiscal year ended September 29, 2018.  Total debt was $852.2 million at the end of fiscal 2019 compared with $865.6 million at the end of fiscal 2018.  The Company had lower line of credit usage during the current fiscal year, and interest rates have been relatively stable.

Income Taxes. Income tax expense totaled $25.0 million for fiscal year 2019, an effective tax rate of 23.5%.  This compares with an income tax benefit totaling $17.0 million for fiscal year 2018.

In December 2017, the Tax Cuts and Jobs Act (the “Tax Act”) became law.  Among other things, the Tax Act reduced the federal corporate tax rate from 35% to 21% and allowed for full depreciation expensing of qualified property when placed in service.

For the fiscal years ended September 28, 2019 and September 29, 2018 the Company has a blended federal corporate tax rate of 21.0% and 24.5%, respectively, based on the effective date of the tax rate reduction.  As a result of the decrease in the federal rate, the Company recorded in fiscal year 2018 a decrease in its net deferred tax liabilities of $26.7 million, with a corresponding reduction to deferred income tax expense.

Also during fiscal year 2018 the Company adopted a tax calculation method change that resulted in the accelerated deduction of certain property-related expenditures.  As a result of this change and the change in the federal statutory tax rate, the Company recorded a decrease in its net deferred tax liabilities of $10.6 million, with a corresponding reduction to deferred income tax expense.

Without the $37.3 million tax expense reductions, the Company’s effective tax rate would have been 25.2% for the fiscal year ended September 29, 2018.

Net Income. Net income totaled $81.6 million for the fiscal year ended September 28, 2019 compared with net income of $97.4 million for the fiscal year ended September 29, 2018.  Basic and diluted earnings per share for Class A Common Stock were $4.14 and $4.03, respectively, for the fiscal year ended September 28, 2019 compared with $4.94 and $4.81, respectively, for the fiscal year ended September 29, 2018.  Basic and diluted earnings per share for Class B Common Stock were each $3.76 for the fiscal year ended September 28, 2019 compared with $4.49 of basic and diluted earnings per share for the fiscal year ended September 29, 2018.

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

Capital expenditures totaled $161.8 million and $150.5 million for fiscal 2019 and 2018, respectively.  Major capital expenditures include the following:

	2019	2018
New stores	1	5
Store sites/land parcels purchased	4	4
New fuel stations added	3	5

(including those added at new or replacement stores)

During fiscal years 2019 and 2018, the Company purchased a total of four shopping centers which contained Ingles stores that had been leased from third-party landlords.

Capital expenditures also included upgrading and replacing store equipment, technology investments, capital expenditures related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2020 include investments of approximately $120 to $160 million.  The majority of the Company’s fiscal 2020 capital expenditures will be dedicated to continued improvement of its store base and will include construction of one or more new/remodeled stores.  Fiscal 2020 capital expenditures will also include investments in stores expected to open in fiscal 2021, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.  The Company will also consider land acquisitions for future store development.

The Company expects that its net annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base.  Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects.  The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores,  major store remodels/expansions, and build-out of tenant space under the long-term leases.  The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations.  Additional financing sources for capital expenditures include borrowings under the $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.15 billion, and the public debt or equity markets.  The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Construction commitments at September 28, 2019 totaled $6.6 million.

Liquidity

The Company generated $211.5 million of cash from operations in fiscal 2019 compared with $161.2 million for fiscal 2018.  The increase is primarily due to higher pre-tax income and cash provided by income tax refunds collected in fiscal year 2019.

Cash used by investing activities for fiscal 2019 totaled $152.8 million compared with $148.1 million for fiscal 2018.  The Company’s most significant investing activity is capital expenditures.

The Company’s net financing activities totaled $27.1 million and $26.5 million for fiscal years 2019 and 2018, respectively.  Financing activities primarily consisted of dividends and debt repayment.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.75% per annum and were issued at par.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate.  The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at September 28, 2019.  The Company is not required to maintain compensating balances in connection with the Line.  At September 28, 2019, the Company had no borrowing outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $48.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.  The fair market value of the interest rate swap is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of September 28, 2019, the Company was in compliance with these covenants by a significant margin.  Under the most restrictive of these covenants, the Company would be able to incur approximately $595 million of additional borrowings (including borrowings under the Line) as of September 28, 2019.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.  The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 28, 2019:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$852,238	$12,600	$26,624	$728,885	$84,129
Scheduled interest on long-term debt (1)	190,054	45,804	89,986	47,527	6,737
Advance payments on purchase contracts	2,857	1,134	885	85	753
Operating leases (2)	58,659	9,756	14,225	7,491	27,187
Construction commitments	6,581	6,581	—	—	—
Total	$1,110,389	$75,875	$131,720	$783,988	$118,806

(1)	Scheduled interest on floating rate debt calculated using rates in effect on September 28, 2019.
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

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $31.0 million at September 28, 2019 and  $34.7 million at September 29, 2018.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $16.4 million at September 28, 2019 and $15.0 million at September 29, 2018.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

Amounts available to the Company under commercial commitments as of September 28, 2019, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$166,027	$—	$166,027	$—	$—
Letters of credit-standby	8,973	8,973	—	—	—
Potential commercial commitments	$175,000	$8,973	$166,027	$—	$—

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

	Twelve Months Ended
	September 28,	September 29,
	2019	2018
All items	1.7%	2.3%
Food and beverages	1.8%	1.4%
Energy	(4.8)%	4.8%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The Company has improved the interior layout and product offerings in a significant number of stores over the past few fiscal years.  Economic conditions have remained favorable and the Company continues to increase and improve its total retail square footage.

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

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of gasoline sales) and will carefully monitor its product mix and customer trends.

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

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors.  The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.  The Company may consider use derivative instruments (such as interest swaps) to adjust the Company’s interest rate risk profile.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 28, 2019 and September 29, 2018, respectively (in thousands):

September 28, 2019	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)	$7,761	$7,840	$7,921	$8,005	$8,092	$25,147	$64,766	$64,766
Average year-end interest rate (1)	3.79%	3.79%	3.80%	3.80%	3.80%	3.80%	3.80%
Long-term debt, fixed interest rate	$1,996	$2,083	$2,174	$2,270	$2,369	$9,291	$20,183	$20,183
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$49,910	$72,560	$72,560
Average year-end interest rate	3.42%	3.42%	3.42%	3.42%	3.42%	3.42%	3.42%
Senior Notes, fixed interest rate	$—	$—	$—	$700,000	$—	$—	$700,000	$714,875
Average interest rate	—%	—%	—%	5.75%	—%	—%	5.75%

September 29, 2018	2019	2020	2021	2022	2023	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)	$7,688	$7,761	$7,840	$7,921	$8,005	$33,239	$72,454	$72,454
Average year-end interest rate (1)	3.80%	3.80%	3.80%	3.80%	3.81%	3.81%	3.80%
Long-term debt, fixed interest rate	$1,912	$1,996	$2,083	$2,174	$2,270	$11,647	$22,082	$22,082
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$54,440	$77,090	$77,090
Average year-end interest rate	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%	3.37%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$700,000	$—	$700,000	$710,500
Average interest rate	—%	—%	—%	—%	5.75%	—%	5.75%

(1)	Excludes interest rate swap that fixes at 3.92% the interest rate on $48.5 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management, but has typically not utilized highly leveraged financial instruments.  On the basis of the fair value of the Company’s market sensitive instruments at September 28, 2019, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 28, 2019, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 28, 2019.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 28, 2019 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 28, 2019, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 28, 2019 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 28, 2019.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2020 annual meeting of stockholders.  The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 28, 2019.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 28, 2019 and September 29, 2018;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 28, 2019, September 29, 2018, and September 30, 2017;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 28, 2019, September 29, 2018, and September 30, 2017;

Consolidated Statements of Cash Flows for the years ended September 28, 2019, September 29, 2018, and September 30, 2017;

Notes to Consolidated Financial Statements.

2. Exhibits

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

10.8

Seventh Amendment to the Credit Agreement dated as of September 27, 2017, among the Company the lenders from time to time party thereto, Bank of America, N.A., as administrative agent, swing line lender and l/c issuer, and the other agents, joint lead arrangers and joint book managers party thereto (included as Exhibit 10.13 to the Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

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
101*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 28, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

___________________________________

*  Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 28, 2019 and September 29, 2018, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 28, 2019 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2019 and September 29, 2018, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 28, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Charlotte,  North Carolina

December 10, 2019

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 28, 2019, of the Company and our report dated December 10, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte,  North Carolina

December 10, 2019

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

	2019	2018
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$42,125,105	$10,537,303
Receivables (less allowance for doubtful accounts of $156,145 – 2019 and $433,355 – 2018)	71,951,303	70,056,909
Inventories	374,129,060	372,195,421
Other	8,897,903	43,953,483
Total current assets	497,103,371	496,743,116
PROPERTY AND EQUIPMENT, NET	1,344,267,315	1,303,044,370
OTHER ASSETS	25,957,682	25,123,334
TOTAL ASSETS	$1,867,328,368	$1,824,910,820

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

	2019	2018
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$12,600,131	$12,848,013
Accounts payable - trade	151,329,975	165,165,312
Accrued expenses and current portion of other long-term liabilities	83,649,283	82,124,766
Total current liabilities	247,579,389	260,138,091
DEFERRED INCOME TAXES	75,499,000	74,461,000
LONG-TERM DEBT	839,637,691	852,739,760
OTHER LONG-TERM LIABILITIES	41,889,682	42,158,161
Total liabilities	1,204,605,762	1,229,497,012
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,180,485 shares in 2019, 14,145,385 shares in 2018	709,024	707,269
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,079,291 shares in 2019, 6,114,391 shares in 2018	303,965	305,720
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(1,265,650)	—
Retained earnings	650,664,018	582,089,570
Total stockholders’ equity	662,722,606	595,413,808
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,867,328,368	$1,824,910,820

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 28, 2019,

SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

	2019	2018	2017
Net sales	$4,202,033,610	$4,092,804,877	$4,002,699,727
Cost of goods sold	3,180,033,398	3,112,635,516	3,039,106,724
Gross profit	1,022,000,212	980,169,361	963,593,003
Operating and administrative expenses	873,859,464	856,074,106	837,144,859
Gain from sale or disposal of assets	4,052,387	728,386	1,464,600
Income from operations	152,193,135	124,823,641	127,912,744
Other income, net	1,814,971	3,064,690	3,806,869
Interest expense	47,410,104	47,569,703	47,458,033
Income before income taxes	106,598,002	80,318,628	84,261,580
Income tax expense (benefit)	25,018,000	(17,046,000)	30,388,000
Net income	$81,580,002	$97,364,628	$53,873,580

Other comprehensive expense:
Change in fair value of interest rate swap	$(1,674,636)	$—	$—
Income tax benefit	408,986	—	—
Other comprehensive expense, net of tax	(1,265,650)	—	—
Comprehensive income	$80,314,352	$—	$—

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$4.14	$4.94	$2.74
Diluted earnings per common share	$4.03	$4.81	$2.66
Class B Common Stock
Basic earnings per common share	$3.76	$4.49	$2.49
Diluted earnings per common share	$3.76	$4.49	$2.49
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 28, 2019,

SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	INCOME(LOSS)	EARNINGS	TOTAL
Balance, September 24, 2016	13,966,476	$698,324	6,293,300	$314,665	$12,311,249	$—	$456,851,372	$470,175,610
Net income	—	—	—	—	—	—	53,873,580	53,873,580
Cash dividends
Class A	—	—	—	—	—	—	(9,254,502)	(9,254,502)
Class B	—	—	—	—	—	—	(3,742,685)	(3,742,685)
Common stock conversions	117,568	5,878	(117,568)	(5,878)	—	—	—	—
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$—	$497,727,765	$511,052,003
Net income	—	—	—	—	—	—	97,364,628	97,364,628
Other comprehensive income net of tax						—
Cash dividends
Class A	—	—	—	—	—	—	(9,316,501)	(9,316,501)
Class B	—	—	—	—	—	—	(3,686,322)	(3,686,322)
Common stock conversions	61,341	3,067	(61,341)	(3,067)	—	—	—	—
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	81,580,002	81,580,002
Other comprehensive income net of tax						(1,265,650)		(1,265,650)
Cash dividends
Class A	—	—	—	—	—	—	(9,346,549)	(9,346,549)
Class B	—	—	—	—	—	—	(3,659,005)	(3,659,005)
Common stock conversions	35,100	1,755	(35,100)	(1,755)	—	—	—	—
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,019	$662,722,606

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 28, 2019,

SEPTEMBER 29, 2018 AND SEPTEMBER 30, 2017

	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$81,580,002	$97,364,628	$53,873,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	112,520,100	113,082,675	110,929,378
Gain from sale or disposal of assets	(4,052,387)	(728,386)	(1,464,600)
Receipt of advance payments on purchases contracts	2,284,000	2,108,133	3,736,862
Recognition of advance payments on purchases contracts	(2,542,537)	(2,178,062)	(2,176,620)
Deferred income taxes	1,447,000	4,543,000	(1,531,000)
Changes in operating assets and liabilities
Receivables	(1,894,409)	(3,727,745)	(4,593,777)
Inventory	(1,933,639)	(22,862,408)	(5,451,936)
Other assets	33,689,037	(40,549,644)	(1,566,670)
Accounts payable and accrued expenses	(9,593,939)	14,187,867	4,585,074
Net Cash Provided By Operating Activities	211,503,228	161,240,058	156,340,291
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	8,958,466	2,340,027	2,335,726
Capital expenditures	(161,751,023)	(150,486,508)	(127,695,650)
Net Cash Used By Investing Activities	(152,792,557)	(148,146,481)	(125,359,924)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	303,810,043	515,395,546	393,175,778
Payments on short-term borrowings	(303,810,043)	(515,395,546)	(393,175,778)
Net proceeds from new long-term borrowings	—	—	59,737,147
Principal payments on long-term borrowings	(14,117,316)	(13,465,551)	(59,487,736)
Dividends	(13,005,553)	(13,002,823)	(12,997,187)
Net Cash Used By Financing Activities	(27,122,869)	(26,468,374)	(12,747,776)
Increase (decrease) in Cash and Cash Equivalents	31,587,802	(13,374,797)	18,232,591
Cash and Cash Equivalents at Beginning of Year	10,537,303	23,912,100	5,679,509
Cash and Cash Equivalents at End of Year	$42,125,105	$10,537,303	$23,912,100

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017

1. Summary of Significant Accounting Policies

Nature of Operations –  Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (73), Georgia (66), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC.  All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September.    Fiscal years 2019 and 2018 each consisted of 52 weeks. Fiscal year 2017 consisted of 53 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements –  In February 2016 the Financial Accounting Standards Board (FASB) issued ASU 2016-02, "Leases" (ASU 2016-02), which requires the Company as lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease obligations for those leases currently classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. ASU 2016-02 became effective for the Company on September 29, 2019 and the Company elected the optional transition method which permits entities to change the date of initial application of the standard to the beginning of the year of adoption and to recognize the effects of applying ASU 2016-02 as a cumulative-effect adjustment to the opening balance of retained earnings.  Certain qualitative and quantitative disclosures are also required. While the Company is still finalizing our adoption procedures, the Company estimates the primary impact to the consolidated financial position upon adoption will be the recognition, on a discounted basis, of minimum commitments under noncancelable operating leases on the consolidated balance sheets resulting in the recording of right of use assets and lease obligations for approximately $45 to $55 million.  The Company does not expect a material impact to the Company’s consolidated statements of income, comprehensive income, stockholders’ equity, or cash flows.

In May 2014, the FASB issued Accounting Standards Update ASU 2014-09 “Revenue from Contracts with Customers” (ASU 2014-09).  ASU 2014-09 is a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services.  In August 2015, the FASB issued ASU 2015-14 which deferred the effective date of the ASU to fiscal years beginning after December 15, 2017 and interim periods within those fiscal years, with early adoption permitted.  The Company adopted the standard in the first quarter of fiscal 2019, and determined the impact of adopting the new guidance was immaterial to its annual and interim financial statements.  The Company’s assessment included a detailed review of contracts for each of its disaggregated revenue streams and a comparison of its historical accounting policies and practices to the new standard.

Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash.  Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets.  There were no such balances at September 28, 2019 and September 29, 2018, respectively.

Financial Instruments – The Company at times has short-term investments and certificates of deposit with maturities of three months or less when purchased that are included in cash.  At September 28, 2019, the Company had no such investments.  The Company’s policy is to invest its excess cash either in money market accounts, reverse repurchase agreements or in certificates of deposit.  Money market accounts and certificates of deposit are not secured; reverse repurchase agreements are secured by government obligations.  At September 28, 2019 demand deposits of approximately $37.6 million in three banks exceed the $250,000 FDIC insurance limit per bank.

Interest Rate Swaps – The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on some of its debt instruments.  For determining the fair value of the interest rate swap contract, the Company uses significant observable market data or assumptions about counterparty risk.  The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.  The Company has designated its swaps as cash flow hedges, for which the Company records the effective portions of changes in its fair value, net of tax, in other comprehensive income (loss).  To the extent interest rate swaps are determined to be ineffective, the Company recognizes the change in the estimated fair value of the swaps in earnings.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method.  Buildings are generally depreciated over 30 years.  Store, office and warehouse equipment is generally depreciated over three to 10 years.  Transportation equipment is generally depreciated over three to five years.  Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three to 30 years.  Depreciation and amortization expense totaled $112.5 million, $113.1 million and $110.9 million for fiscal years 2019, 2018 and 2017, respectively.

Asset Impairments – The Company accounts for the impairment of long-lived assets in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 360.  Asset groups are primarily comprised of individual store and shopping center properties.  For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows.  For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value.  The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell.  Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future.  These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation.  The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.

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

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, $500,000 for general liability, and $450,000 per covered person for medical care benefits for a policy year.  Effective October 1, 2019 the excess liability limit was increased to $1,000,000 for general liability.  Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported.  The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods.  These estimates can fluctuate if historical trends are not predictive of the future.  The Company’s self-insurance reserves totaled $31.0 million and $34.7 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2019 and September 29, 2018, respectively.  These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $3.6 at September 28, 2019 and $4.6 million at September 29, 2018.  The Company is required in certain cases to obtain letters of credit to support its self-insured status.  At fiscal year-end 2019, the Company’s self-insured liabilities were supported by a $2.6 million certificate of deposit and by $9.0 million of undrawn letters of credit which expire between September and October 2019.  The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions.  With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2015.  Examinations may challenge certain of the Company’s tax positions.  Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate.  These amounts are insignificant for fiscal years 2019, 2018, and 2017.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred.  Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $10.0 million, $12.6 million and $12.5 million for fiscal years 2019, 2018 and 2017, respectively.

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

Cost of Goods Sold –  In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network.  Milk processing is a manufacturing process.  Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution.  Depreciation expense included in costs of goods sold totaled $14.5 million, $14.4 million and $15.4 million for fiscal years 2019, 2018 and 2017, respectively.

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

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts.  The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory.  In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $111.7 million, $116.5 million, and $116.6 million for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $13.8 million, $14.1 million, and $13.8 million for the fiscal years ended September 28, 2019, September 29, 2018 and September 30, 2017, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates.  Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2019	2018
Deferred tax liabilities:
Property and equipment tax/book differences	$88,151,000	$87,577,000
Property tax method	1,228,000	1,156,000
Total deferred tax liabilities	89,379,000	88,733,000
Deferred tax assets:
Insurance reserves	4,280,000	4,790,000
Advance payments on purchases contracts	698,000	761,000
Vacation accrual	1,723,000	1,652,000
Inventory	1,086,000	1,055,000
Deferred compensation	4,002,000	3,662,000
Other	2,091,000	2,352,000
Total deferred tax assets	13,880,000	14,272,000
Net deferred tax liabilities	$75,499,000	$74,461,000

Refundable current income taxes totaling $1.0 million and $36.7 million at September 28,  2019 and September 29, 2018, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2019	2018	2017
Federal tax at statutory rate	$22,386,000	$19,678,000	$29,492,000
State income tax, net of federal tax benefits	3,726,000	3,528,000	2,774,000
Federal tax credits	(1,184,000)	(1,052,000)	(1,024,000)
Tax rate change on deferred tax balance as of Federal law enactment date	—	(26,680,000)	—
Tax method change	—	(10,606,000)	—
Tax rate change effect of FY18 current deferred activity	—	(2,124,000)	—
Other	90,000	210,000	(854,000)
Total	$25,018,000	$(17,046,000)	$30,388,000

Current and deferred income tax expense (benefit) is as follows:

	2019	2018	2017
Current:
Federal	$18,774,000	$(21,596,000)	$26,994,000
State	4,797,000	7,000	4,925,000
Total current	23,571,000	(21,589,000)	31,919,000
Deferred:
Federal	1,510,000	1,020,000	(1,104,000)
State	(63,000)	3,523,000	(427,000)
Total deferred	1,447,000	4,543,000	(1,531,000)
Total expense (benefit)	$25,018,000	$(17,046,000)	$30,388,000

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

3. Property and Equipment

Property and equipment, net, consists of the following:

	2019	2018
Land	$373,434,259	$351,073,344
Construction in progress	26,206,372	12,393,293
Buildings	1,212,984,091	1,173,237,017
Store, office and warehouse equipment	979,229,721	946,026,834
Transportation equipment	78,851,265	75,919,047
Leasehold improvements	56,455,431	54,387,952
Total	2,727,161,139	2,613,037,487
Less accumulated depreciation and amortization	1,382,893,824	1,309,993,117
Property and equipment - net	$1,344,267,315	$1,303,044,370

4. Property Held for Lease and Rental Income

At September 28, 2019, the Company owned and operated 79 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income.  Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2019	2018	2017
Rents earned on owned and subleased properties:
Base rentals including lease termination payments	$14,821,734	$10,826,997	$8,847,035
Contingent rentals	278,660	249,965	334,204
Total	15,100,394	11,076,962	9,181,239
Depreciation on owned properties leased to others	(5,183,712)	(5,132,805)	(5,255,719)
Other shopping center expenses	(3,640,110)	(2,967,860)	(2,654,976)
Total	$6,276,572	$2,976,297	$1,270,544

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 28,	September 29,
	2019	2018
Land	$57,568,972	$54,348,413
Buildings	179,723,671	170,700,496
Total	237,292,643	225,048,909
Less accumulated depreciation	(97,321,740)	(108,754,494)
Total	$139,970,903	$116,294,415

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 28, 2019:

Fiscal Year
2020	$11,265,775
2021	8,855,781
2022	6,967,583
2023	5,862,260
2024	5,145,632
Thereafter	13,723,315
Total minimum future rental income	$51,820,346

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

Operating Leases - Rent expense for all operating leases of $12.4 million, $12.8 million and $13.6 million for fiscal years 2019, 2018 and 2017, respectively, is included in operating and administrative expenses. Sub-lease rental income of $0.3 million for each of fiscal years 2019, 2018 and 2017, is included as a reduction of rental expense.

The components of aggregate minimum rental commitments under non-cancelable operating leases as of September 28, 2019 are as follows:

Fiscal Year
2020	$9,756,136
2021	7,532,373
2022	6,692,661
2023	4,907,148
2024	2,583,629
Thereafter	27,187,519
Total minimum future rental commitments	$58,659,466

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2019	2018
Property, payroll, and other taxes payable	$20,273,626	$22,327,253
Salaries, wages, and bonuses payable	31,861,220	29,583,266
Self-insurance liabilities:
Employee group insurance	5,704,565	5,257,120
Workers’ compensation insurance	4,287,445	5,079,514
General liability insurance	3,154,282	3,239,695
Interest	13,342,260	13,397,615
Other	5,025,885	3,240,303
Total accrued expenses and current portion of other long-term liabilities	$83,649,283	$82,124,766

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $37.3 million, $37.7 million and $33.1 million for fiscal years 2019, 2018 and 2017, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2019	2018
Advance payments on purchases contracts	$2,856,569	$3,115,106
Deferred lease expense	1,949,992	1,941,708
Nonqualified investment plan liability	16,446,037	15,033,318
Self-insurance liabilities:
Workers’ compensation insurance	13,814,615	16,333,768
General liability insurance	4,050,070	4,776,234
Other	3,906,319	2,124,800
Other long-term liabilities	43,023,602	43,324,934
Less current portion	1,133,920	1,166,773
Total other long-term liabilities	$41,889,682	$42,158,161

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Topic ASC 410 and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 28, 2019 and September 29, 2018.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2019	2018
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$700,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	72,560,000	77,090,000
Outstanding line of credit, weighted average interest rate of 5.75% for 2019	—	—
Notes payable due to banks, weighted average interest rate of 4.43% for 2019 and 3.68% for 2018	84,948,582	94,535,898
Less unamortized prepaid loan costs	(5,270,760)	(6,038,125)
Total long-term debt	852,237,822	865,587,773
Less current portion	12,600,131	12,848,013
Long-term debt, net of current portion	$839,637,691	$852,739,760

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.0 million of unused letters of credit were issued at September 28, 2019.  The Company is not required to maintain compensating balances in connection with the Line.   At September 28, 2019, the Company had no borrowing outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 28, 2019.

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

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swap.  The Company has designated the swap as a cash flow hedge and records the changes in the estimated fair value of the swap to other comprehensive income each period.  For the year ended September 28, 2019 the Company recorded $1.3 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive income.  Unrealized losses of $1.7 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of September 28, 2019

Failure of the swap counterparty to make payments would result in the loss of any potential benefit to the Company under the swap agreement.  In this case, the Company would still be obligated to pay the variable interest payments underlying the debt agreements.  Additionally, failure of the swap counterparty would not eliminate the Company’s obligation to continue to make payments under the existing swap agreement if it continues to be in a net pay position.

At September 28, 2019, property and equipment with an undepreciated cost of approximately $198.2 million was pledged as collateral for long-term debt.  Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios.  In addition, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.  Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes.  In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2019	2018	2017
Total interest costs	$48,675,993	$48,707,921	$48,675,895
Interest capitalized	(1,265,889)	(1,138,218)	(1,217,862)
Interest expense	$47,410,104	$47,569,703	$47,458,033

Maturities of long-term debt at September 28, 2019 are as follows:

Fiscal Year
2020	$14,286,665
2021	14,453,256
2022	14,625,277
2023	714,804,840
2024	14,991,327
Thereafter	84,347,217
Less unamortized prepaid loan costs	(5,270,760)
Total	$852,237,822

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

	Year Ended
	September 28, 2019
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$58,635,758	$22,944,244
Conversion of Class B to Class A shares	22,944,244	—
Net income allocated, diluted	$81,580,002	$22,944,244
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,163,776	6,096,000
Conversion of Class B to Class A shares	6,096,000	—
Weighted average shares outstanding, diluted	20,259,776	6,096,000
Earnings per share
Basic	$4.14	$3.76
Diluted	$4.03	$3.76

	Year Ended		Year Ended
	September 29, 2018		September 30, 2017
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$69,790,716	$27,573,912	$38,393,384	$15,480,196
Conversion of Class B to Class A shares	27,573,912	—	15,480,196	—
Net income allocated, diluted	$97,364,628	$27,573,912	$53,873,580	$15,480,196
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,123,182	6,136,594	14,039,125	6,220,651
Conversion of Class B to Class A shares	6,136,594	—	6,220,651	—
Weighted average shares outstanding, diluted	20,259,776	6,136,594	20,259,776	6,220,651
Earnings per share
Basic	$4.94	$4.49	$2.74	$2.49
Diluted	$4.81	$4.49	$2.66	$2.49

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible employees.  Assets of the plan, including the Company’s Class B Common Stock, are held in trust for employees and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors.  The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $2.9 million, $2.8 million and $2.4 million for fiscal years 2019, 2018 and 2017, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  Company contributions to the plan, included in operating and administrative expenses, were approximately $224,000, $215,000 and $159,000 for fiscal years 2019, 2018 and 2017, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel.  The Company pays discretionary annual bonuses to certain employees who do not receive monthly performance bonuses.  The Company pays discretionary bonuses to certain executive officers based on Company performance.  Operating and administrative expenses include bonuses of approximately $11.9 million, $11.9 million and $10.6 million for fiscal years 2019, 2018 and 2017, respectively.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores).  “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2019	2018	2017
Revenues from unaffiliated customers:
Grocery	$1,443,394	$1,413,088	$1,424,891
Non-foods	936,173	874,677	858,409
Perishables	1,110,684	1,078,693	1,061,560
Gasoline	581,146	604,897	515,857
Total retail	4,071,397	3,971,355	3,860,717
Other	130,637	121,450	141,983
Total revenues from unaffiliated customers	$4,202,034	$4,092,805	$4,002,700
Income before income taxes:
Retail	$135,395	$111,165	$112,017
Other	16,798	13,659	15,896
Total income from operations	152,193	124,824	127,913
Other income, net	1,815	3,065	3,807
Interest expense	47,410	47,570	47,458
Income before income taxes	$106,598	$80,319	$84,262
Assets:
Retail	$1,698,904	$1,679,301	$1,600,699
Other	170,720	147,988	135,076
Elimination of intercompany receivable	(2,296)	(2,378)	(2,469)
Total assets	$1,867,328	$1,824,911	$1,733,306
Capital expenditures:
Retail	$155,215	$147,851	$125,866
Other	6,536	2,636	1,830
Total capital expenditures	$161,751	$150,487	$127,696
Depreciation and amortization:
Retail	$104,970	$105,564	$103,304
Other	7,550	7,519	7,625
Total depreciation and amortization	$112,520	$113,083	$110,929

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $42.1 million, $41.1 million and $45.9 million in sales to the grocery sales segment in fiscal 2019, 2018 and 2017, respectively.  These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations.  Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st		2nd	3rd		4th
	Quarter		Quarter	Quarter		Quarter	Total
	(amounts in thousands except earnings per common share)
2019
Net sales	$1,061,837		$1,001,844	$1,062,262		$1,076,091	$4,202,034
Gross profit	258,411		244,301	258,940		260,348	1,022,000
Net income	22,152		15,000	23,510		20,918	81,580
Basic earnings per common share
Class A	1.12		0.76	1.19		1.07	4.14
Class B	1.02		0.69	1.08		0.97	3.76
Diluted earnings per common share
Class A	1.09		0.74	1.16		1.04	4.03
Class B	1.02		0.69	1.08		0.97	3.76
2018
Net sales	$1,013,786		$984,562	$1,034,769		$1,059,688	$4,092,805
Gross profit	244,660		235,188	243,891		256,430	980,169
Net income	45,147	(1)	9,295	24,484	(2)	18,439	97,365
Basic earnings per common share
Class A	2.29		0.47	1.24		0.94	4.94
Class B	2.08		0.43	1.13		0.85	4.49
Diluted earnings per common share
Class A	2.23		0.46	1.21		0.91	4.81
Class B	2.08		0.43	1.13		0.85	4.49

(1)	Includes $26.7 million income tax benefit from the Tax Act.
(2)	Includes $10.6 million income tax benefit from the Tax Act.

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 28, 2019 totaled $6.6 million.  The Company expects these commitments to be fulfilled during fiscal year 2020.

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

The carrying amount and fair value of the Company’s debt, interest rate swap, and non-qualified plan assets at September 28, 2019 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$700,000	$714,875	Level 2
Facility Bonds	72,560	72,560	Level 2
Secured notes payable and other	79,678	79,678	Level 2
Interest rate swap derivative contract liability	1,675	1,675	Level 2
Non-qualified retirement plan assets	15,493	15,493	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2019	2018	2017
Cash paid during the year for:
Interest (net of amounts capitalized)	$47,465,459	$47,347,470	$46,689,266
Income taxes	(11,697,668)	13,672,964	28,415,489
Non cash items:
Property and equipment additions included in accounts payable	8,007,879	8,161,384	7,213,949

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock.  There were no such loans outstanding at September 28, 2019 and September 29, 2018.

17. Subsequent Events

In November, 2019 The Company closed a $155 million ten-year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of 5.75% senior notes due in 2023 (the “Notes”).  The Loan will be funded and the Notes will be redeemed thirty days after the redemption notice in December, 2019.  The Notes will be redeemed at 101.917% of par value, and the Company will recognize debt extinguishment costs of approximately $3.0 million during the quarter ending December 28, 2019.    The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.  Additionally, effective October 1, 2019, the Company entered into a notional amount $155 million interest rate swap contract to convert the variable rate on the Loan to a fixed interest rate of 2.95%.  The notional amount of the swap declines each month by $0.65 million, consistent with the required principal payments of the loan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer, President
and Chief Operating Officer

Date: December 10, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	December 10, 2019
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	December 10, 2019
James W. Lanning, CEO, President,
Chief Operating Officer and Director

/s/ Ronald B. Freeman	December 10, 2019
Ronald B. Freeman, CPA, Vice
President-Finance, Chief Financial Officer and Director

/s/ Patricia E. Jackson	December 10, 2019
Patricia E. Jackson, CPA, Secretary and Controller

/s/ John R. Lowden	December 10, 2019
John R. Lowden, Director

/s/ Fred D. Ayers	December 10, 2019
Fred D. Ayers, Director

/s/ Laura Sharp	December 10, 2019
Laura Sharp, Director

/s/ Brenda S. Tudor	December 10, 2019
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	December 10, 2019
Ernest E. Ferguson, Director