Form 10-Q
period 2019-12-28
INGLES MARKETS INC
filed 2020-02-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2019

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

As of February 4, 2020, the Registrant had 14,193,360 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,066,416 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 28,	September 28,
	2019	2019
ASSETS
Current Assets:
Cash and cash equivalents	$23,026,544	$42,125,105
Receivables - net	75,527,525	71,951,303
Inventories	371,581,621	374,129,060
Other current assets	10,997,860	8,897,903
Total Current Assets	481,133,550	497,103,371
Property and Equipment - Net	1,345,557,479	1,344,267,315
Operating lease right of use assets	42,828,758	—
Other Assets	28,426,586	25,957,682
Total Assets	$1,897,946,373	$1,867,328,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$20,232,703	$12,600,131
Current portion of operating lease liabilities	8,798,945	—
Accounts payable - trade	141,343,944	151,329,975
Accrued expenses and current portion of other long-term liabilities	64,851,658	83,649,283
Total Current Liabilities	235,227,250	247,579,389
Deferred Income Taxes	76,748,000	75,499,000
Long-Term Debt	829,812,514	839,637,691
Noncurrent operating lease liabilities	37,069,099	—
Other Long-Term Liabilities	39,779,331	41,889,682
Total Liabilities	1,218,636,194	1,204,605,762
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,192,985 shares issued and outstanding December 28, 2019; 14,180,485 shares issued and outstanding at September 28, 2019	709,649	709,024
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,066,791 shares issued and outstanding December 28, 2019; 6,079,291 shares issued and outstanding at September 28, 2019	303,340	303,965
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	886,243	(1,265,650)
Retained earnings	665,099,698	650,664,018
Total Stockholders’ Equity	679,310,179	662,722,606
Total Liabilities and Stockholders’ Equity	$1,897,946,373	$1,867,328,368

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net sales	$1,078,354,937	$1,061,836,658
Cost of goods sold	820,865,210	803,425,863
Gross profit	257,489,727	258,410,795
Operating and administrative expenses	221,978,850	218,684,665
Gain (loss) from sale or disposal of assets	2,964,484	(262,591)
Income from operations	38,475,361	39,463,539
Other income, net	197,487	895,459
Interest expense	11,949,286	12,211,661
Loss on early extinguishment of debt	3,719,209	—
Income before income taxes	23,004,353	28,147,337
Income tax expense	5,317,000	5,995,000
Net income	$17,687,353	$22,152,337

Other comprehensive income:
Change in fair value of interest rate swap	$2,848,879	$444,037
Income tax expense	696,986	103,698
Other comprehensive income, net of tax	2,151,893	340,339
Comprehensive income	$19,839,246	$22,492,676

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.90	$1.12
Diluted earnings per common share	$0.87	$1.09
Class B Common Stock
Basic earnings per common share	$0.82	$1.02
Diluted earnings per common share	$0.82	$1.02
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 28, 2019 AND DECEMBER 29, 2018

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 28,	December 29,
	2019	2018
Cash Flows from Operating Activities:
Net income	$17,687,353	$22,152,337
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,434,454	27,816,555
Non cash operating lease cost	2,186,588	—
(Gain) loss from sale or disposal of assets	(2,964,484)	262,591
Loss on early extinguishment of debt	3,719,209	—
Receipt of advance payments on purchases contracts	500,000	1,000,000
Recognition of advance payments on purchases contracts	(870,015)	(632,894)
Deferred income taxes	552,014	4,194,000
Changes in operating assets and liabilities:
Receivables	(3,576,221)	(3,177,016)
Inventory	2,547,440	(2,726,223)
Other assets	(1,719,985)	17,060,004
Operating lease liabilities	(2,276,367)	—
Accounts payable and accrued expenses	(27,970,295)	(2,361,778)
Net Cash Provided by Operating Activities	16,249,691	63,587,576
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	5,223,283	48,251
Capital expenditures	(31,103,774)	(70,959,012)
Net Cash Used by Investing Activities	(25,880,491)	(70,910,761)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	171,118,313
Payments on short-term borrowings	—	(154,598,353)
Debt issuance costs	(822,412)	—
Proceeds from new long term debt	155,000,000	—
Principal payments on long-term borrowings	(157,422,326)	(2,383,456)
Prepayment penalties on debt extinguishment	(2,971,350)	—
Dividends paid	(3,251,673)	(3,251,148)
Net Cash (Used) Provided by Financing Activities	(9,467,761)	10,885,356
Net (Decrease) Increase in Cash and Cash Equivalents	(19,098,561)	3,562,171
Cash and cash equivalents at beginning of period	42,125,105	10,537,303
Cash and Cash Equivalents at End of Period	$23,026,544	$14,099,474

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 28, 2019 and December 29, 2018

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 28, 2019, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended December 28, 2019 and December 29, 2018. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2019, filed by the Company under the Securities Exchange Act of 1934 on December 10, 2019.

The results of operations for the three-month period ended December 28, 2019 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

On September 29, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update ASU 2016-02, “Leases” (ASU 2016-02), which requires the Company as lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease liabilities for those leases currently classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. As both lessee and lessor, the Company adopted the standard utilizing the transition election to not restate comparative periods for the impact of adopting the standard.  The Company elected the practical expedient related to leases of twelve months or less.  The Company elected the package of transition expedients available for expired or existing contracts, which allowed the carryforward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

The adoption of ASU 2016-02 resulted in the recognition of operating lease assets of $45.0 million and operating lease liabilities of $48.1 million, respectively as of September 29, 2019.  Included in the measurement of the new lease assets is the reclassification of certain balances historically recorded as deferred rent and lease obligations for closed stores.  The adoption of ASU 2016-02 did not materially affect the Company’s consolidated net income or cash flows.

See Note I for additional information required by ASU 2016-02.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $156,000 at December 28, 2019 and at September 28, 2019.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 28,	September 28,
	2019	2019
Property, payroll and other taxes payable	$14,065,380	$20,273,626
Salaries, wages and bonuses payable	25,877,938	31,861,220
Self-insurance liabilities	13,549,503	13,146,292
Interest payable	2,940,653	13,342,260
Other	8,418,184	5,025,885
	$64,851,658	$83,649,283

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. Effective October 1, 2019, the Company is insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $32.0 million and $31.0 million at December 28, 2019 and September 28, 2019, respectively.  Of this amount, $13.5 million is accounted for as a current liability and $18.5 million as a long-term liability, which is inclusive of $3.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 28, 2019.  At September 28, 2019, $13.1 million is accounted for as a current liability and $17.9 million as a long-term liability, which is inclusive of $3.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $10.6 million and $10.2 million for the three-month periods ended December 28, 2019 and December 29, 2018, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at December 28, 2019 and September 28, 2019.

F. LONG-TERM DEBT

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.

The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2018	102.875%
2019	101.917%
2020	100.958%
2021 and thereafter	100.000%

In November 2019, the Company closed a $155 million ten-year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the Notes.  The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019.  The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ended December 28, 2019.  The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $10.0 million of unused letters of credit were issued at December 28, 2019.  The Company is not required to maintain compensating balances in connection with the Line.  At December 28, 2019, the Company had no borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $46.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $153.1 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps.  The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period.  For the three-month period ended December 28, 2019, the Company recorded  $0.9 million (net of income taxes) of other comprehensive income in its Consolidated Statements of Comprehensive income.  Unrealized gains of $1.2 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of December 28, 2019.  For the three-month period ended December 29, 2018, the Company recorded $0.3 million (net of income taxes) of other comprehensive income in its Consolidated Statements of Comprehensive income.  Unrealized gains of $0.4 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of December 29, 2018.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 28, 2019.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 28, 2019, property and equipment with an undepreciated cost of approximately $367.0 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 28, 2019, the Company had excess net worth totaling $137.1 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 17, 2019 to stockholders of record on October 10, 2019.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934 on December 10, 2019.

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

	Three Months Ended		Three Months Ended
	December 28, 2019		December 29, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$12,728,647	$4,958,706	$15,903,095	$6,249,242
Conversion of Class B to Class A shares	4,958,706	—	6,249,242	—
Net income allocated, diluted	$17,687,353	$4,958,706	$22,152,337	$6,249,242

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,182,683	6,077,093	14,145,385	6,114,391
Conversion of Class B to Class A shares	6,077,093	—	6,114,391	—
Weighted average shares outstanding, diluted	20,259,776	6,077,093	20,259,776	6,114,391

Earnings per share
Basic	$0.90	$0.82	$1.12	$1.02
Diluted	$0.87	$0.82	$1.09	$1.02

I. LEASES

Leases as Lessee

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space.  Step rent provisions, escalation clauses and lease incentives are taken into account in computing minimum lease payments.

Operating lease cost for all operating leases totaled $2.7 million for the three months ending December 28, 2019.  This amount includes short-term (less than one year) leases and variable lease costs, which are insignificant.  Sublease income of $0.1 million is included as a reduction of operating lease cost. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of December 28, 2019 are as follows:

Fiscal Year
Remainder of 2020	$8,039,136
2021	8,201,965
2022	7,631,219
2023	5,320,842
2024	2,908,072
Thereafter	27,187,516
Total lease payments	$59,288,750
Less amount representing interest	13,420,706
Present value of lease liabilities	$45,868,044

The weighted average remaining lease term for the Company’s operating leases is 13.7 years.  The weighted average discount rate used to determine lease liability balances as of December 28, 2019 is 3.51%, based on recent Company financings collateralized by store properties.

Prior Period Disclosures – Lessee

As a result of the adoption of ASU 2016-02 on September 29, 2019 the Company is required to present future minimum lease payments for operating leases having initial or remaining non-cancelable lease terms in excess of one year.  These future minimum lease payments were previously disclosed in our 2019 Annual Report on Form 10-K and accounted for under previous lease guidance.  Commitments as of September 28, 2019 were as follows:

Fiscal Year
2020	$9,756,136
2021	7,532,373
2022	6,692,661
2023	4,907,148
2024	2,583,629
Thereafter	27,187,519
Total minimum future rental commitments	$58,659,466

Leases as Lessor

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

Three Months Ended
December 28, 2019
Rents earned on owned and subleased properties:
Base rentals	$3,820,320
Variable rentals	69,665
Total	3,889,985
Depreciation on owned properties leased to others	(1,328,968)
Other shopping center expenses	(850,985)
Total	$1,710,032

Future minimum operating lease receipts at December 28, 2019 are as follows:

Fiscal Year
Remainder of 2020	$8,729,564
2021	9,680,762
2022	7,788,192
2023	6,696,805
2024	5,874,436
Thereafter	13,891,552
Total minimum future rental income	$52,661,311

Prior Period Disclosures – Lessor

As a result of the adoption of ASU 2016-02 on September 29, 2019 the Company is required to present future minimum operating lease income receipts for operating leases having initial or remaining non-cancelable lease terms in excess of one year.  These future minimum lease payments were previously disclosed in our 2019 Annual Report on Form 10-K and accounted for under previous lease guidance.  Future minimum operating lease receipts as of September 28, 2019 were as follows:

Fiscal Year
2020	$11,265,775
2021	8,855,781
2022	6,967,583
2023	5,862,260
2024	5,145,632
Thereafter	13,723,315
Total minimum future rental income	$51,820,346

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 28,	December 29,
	2019	2018
Revenues from unaffiliated customers:
Grocery	$378,329	$375,638
Non-foods	246,030	232,497
Perishables	280,805	275,395
Gasoline	139,112	146,511
Total Retail	$1,044,276	$1,030,041
Other	34,079	31,796
Total revenues from unaffiliated customers	$1,078,355	$1,061,837

Income from operations:
Retail	$34,221	$35,617
Other	4,254	3,847
Total income from operations	$38,475	$39,464

	December 28,	September 28,
	2019	2019
Assets:
Retail	$1,724,396	$1,698,904
Other	175,479	170,720
Elimination of intercompany receivable	(1,929)	(2,296)
Total assets	$1,897,946	$1,867,328

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 28, 2019 and December 29, 2018, respectively, the fluid dairy operation had $11.5 million and $11.0 million in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

K. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

The fair value of the Company’s debt and interest rate swaps are estimated using valuation techniques under the accounting guidance related to fair value measurements based on observable and unobservable inputs.  Observable inputs reflect readily available data from independent sources, while unobservable inputs reflect the Company’s market assumptions.  These inputs are classified into the following hierarchy:

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 28, 2019 are as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$545,000	$554,538	Level 2
Facility Bonds	72,560	72,560	Level 2
Secured notes payable and other	232,485	232,485	Level 2
Interest rate swap derivative contracts	1,174	1,174	Level 2
Non-qualified retirement plan assets	16,527	16,527	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the instrument.

L. COMMITMENTS AND CONTINGENCIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

M. RELATED PARTY TRANSACTIONS

In November 2019, the Company sold two land parcels for $4.3 million to a limited liability corporation having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals with a financial interest in the transaction.  In accordance with the Company’s Related Party Transaction policy, independent fair market value appraisals were obtained to determine the selling price, and the Company’s Audit Committee approved the transactions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (73), Georgia (66), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of December 28, 2019, the Company operated 108 in-store pharmacies and 104 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported.  The estimates are based on data provided by the respective claims administrators.  These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At December 28, 2019 the Company’s self-insurance reserves totaled $32.0 million.  This amount is inclusive of $3.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the three-month period ended December 28, 2019.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts.  The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $28.8 million and $29.9 million for the fiscal quarters ended December 28, 2019 and December 29, 2018, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $3.5 million and $4.0 million for the fiscal quarters ended December 28, 2019 and December 29, 2018, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September.  The Condensed Consolidated Statements of Income for the three-month periods ended December 28, 2019 and December 29, 2018 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month periods ended December 28, 2019 and December 29, 2018, comparable store sales include 198 and 197 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.  For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 28,	December 29,
	2019	2018
Net sales	100.0%	100.0%
Gross profit	23.9%	24.3%
Operating and administrative expenses	20.6%	20.6%
Gain from sale or disposal of assets	0.2%	—%
Income from operations	3.5%	3.7%
Other income, net	—%	0.1%
Interest expense	1.1%	1.2%
Loss on early extinguishment of debt	0.3%	—%
Income tax expense (benefit)	0.5%	0.5%
Net income	1.6%	2.1%

Three Months Ended December 28, 2019 Compared to the Three Months Ended December 29, 2018

Net income for the first quarter of fiscal 2020 totaled $17.7 million, compared with net income of $22.2 million earned for the first quarter of fiscal 2019.  Sales increased, but gasoline gross profits were lower and the Company incurred debt extinguishment costs of $3.7 million to refinance and extend $155 million of debt at a substantially lower interest rate.

Net Sales. Net sales increased by $16.5 million, or 1.6%, to $1.08 billion for the three months ended December 28, 2019 compared with $1.06 billion for the three months ended December 29, 2018.  Comparing the first quarter of fiscal 2020 with the first quarter of fiscal 2019, gasoline sales dollars were lower due to a decrease in the per gallon gasoline sales price.  Excluding gasoline sales, total grocery comparable store sales increased 2.4% over the comparative fiscal quarters.  Comparing the first quarters of fiscal years 2020 and 2019 (and excluding gasoline), the number of customer transactions increased 0.2% and the average transaction size increased 2.3%.

Ingles operated 198 stores at December 28, 2019 and 200 stores at December 29, 2018.  Retail square feet totaled 11.2 million and 11.3 million square feet at December 28, 2019 and December 29, 2018, respectively.  During the last twelve months the Company opened one store and closed three stores.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 28,	December 29,
	2019	2018
Grocery	$378,329	$375,638
Non-foods	246,030	232,497
Perishables	280,805	275,395
Gasoline	139,112	146,511
Total retail grocery	$1,044,276	$1,030,041

The grocery category includes grocery, dairy, and frozen foods.

The non-foods include alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 28, 2019 are summarized as follows (in thousands):

Total retail sales for the three months ended December 29, 2018	$1,030,041
Comparable store sales increase (including gasoline)	13,812
Impact of stores opened in fiscal 2019	5,470
Impact of stores closed in fiscal 2019	(5,813)
Other	766
Total retail sales for the three months ended December 28, 2019	$1,044,276

Gross Profit. Gross profit for the three-month period ended December 28, 2019 totaled $257.5 million, a decrease of $0.9 million, or 0.4%, compared with gross profit of $258.4 million for the three-month period ended December 29, 2018.  Gross profit as a percentage of sales was 23.9% and 24.3% for the three months ended December 28, 2019 and December 29, 2018, respectively.

Gasoline gross profit dollars and margin were historically high during the first quarter of last fiscal year; higher than the current year amounts.

Operating and Administrative Expenses. Operating and administrative expenses increased $3.3 million, or 1.5%, to $222.0 million for the three months ended December 28, 2019, from $218.7 million for the three months ended December 29, 2018.  As a percentage of sales, operating and administrative expenses were 20.6% for both  the December 2019 and December 2018 quarters.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 23.4% of sales for the first fiscal quarter of 2020 compared with 23.7% for the first fiscal quarter of 2019.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$2.1	0.20%
Repairs and maintenance	$1.1	0.10%
Insurance	$0.5	0.05%
Store supplies	$(0.4)	(0.04)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including new stores opened in the past twelve months.  Competition for labor has also increased in the Company’s market area.

Repairs and maintenance increased due to a high level of maintenance required on more sophisticated equipment.

Insurance expense increased due to worsened claims experience under the Company’s self-insurance programs.

Store supplies decreased due to decreased market costs and more efficient use of necessary supplies.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $3.0 million from the sale of land during the three months ended December 28, 2019. Loss from sale or disposal of assets was $0.3 million for the comparable prior year period.  There were no individually significant transactions in the prior fiscal year period.

Interest Expense. Interest expense totaled $11.9 million for the three-month period ended December 28, 2019 compared with $12.2 million for the three-month period ended December 29, 2018.  Total debt at December 2019 was $850.0 million compared with $880.0 million at December 2018.  Over the past twelve months, interest rates have been stable and the Company’s increased pre-tax income in fiscal year 2019 resulted in less usage of the Line.

Loss on Early Extinguishment of Debt.  In November 2019, the Company closed a $155 million ten-year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the Notes.  The Loan was funded and the Notes redeemed thirty days after the redemption notice in December 2019.  The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019.  The debt extinguishment costs were comprised of $3.0 million of redemption premium and a $0.7 million write off of capitalized loan costs related to the redeemed Notes.

Income Taxes. Income tax expense totaled $5.3 million for the three months ended December 28, 2019, an effective tax rate of 23.1%  of pretax income.  Income tax expense totaled $6.0 million for the three months ended December 29, 2018, an effective tax rate of 21.3% of pretax income.

Net Income. Net income totaled $17.7 million for the three-month period ended December 28, 2019 compared with $22.2 million for the three-month period ended December 29, 2018.  Basic and diluted earnings per share for Class A Common Stock were $0.90 and $0.87,  respectively, for the December 2019 quarter, compared to $1.12 and $1.09, respectively, for the December 2018 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $0.82 for the December 2019 quarter compared with $1.02 for the December 2018 quarter.

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

Capital expenditures totaled $31.1 million for the three-month period ended December 28, 2019.  These capital expenditures focused on construction on stores scheduled to open later in fiscal 2020, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $4.2 million at December 28, 2019.

Liquidity

The Company generated $16.2 million net cash from operations in the December 2019 three-month period compared with $63.6 million during the December 2018 three-month period.  The decrease is primarily attributable to lower net income, the prior year collection of refundable income taxes, and to cash used for working capital reductions in areas such as vendor payables.

Cash used by investing activities for the three-month periods ended December 28, 2019 and December 29, 2018 totaled $25.9 million and $70.9 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales. Capital expenditures were higher during the December 2018 quarter due to the purchase of a shopping center where the Company had previously leased a store.

Cash used by financing activities totaled $9.5 million for the three-month period ended December 28, 2019, primarily related to the $3.0 million redemption premium paid on $155 million of the Notes.  Cash provided by financing activities totaled $10.9 million for the three-month period ended December 29, 2018 due to higher capital expenditures and the use of short-term borrowings to finance seasonal inventory increases.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.  In November 2019, the Company closed the $155 million Loan and issued notice to redeem a like principal amount of the Notes.  The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019.  The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019.  The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.    The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”).  The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $10.0 million of unused letters of credit were issued at December 28, 2019.  The Company is not required to maintain compensating balances in connection with the Line.  At December 28, 2019, the Company had no borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $46.5 million at a fixed rate of  3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $153.1 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of December 28, 2019, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $564.5 million of additional borrowings (including borrowings under the Line) as of December 28, 2019.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.  The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of December 28, 2019:

Contractual Obligations		Less than	1-3	3-5	More than
(amounts in thousands)	Total	1 year	years	years	5 years
Long-term debt and line of credit	$850,045	$20,233	$42,444	$589,606	$197,762
Scheduled interest on long-term debt (1)	173,779	41,026	80,395	30,331	22,027
Advance payments on purchase contracts	3,818	2,206	785	85	742
Operating leases (2)	56,687	9,280	13,986	6,807	26,614
Construction commitments	4,164	4,164	—	—	—
Total	$1,088,493	$76,909	$137,610	$626,829	$247,145

(1)	Scheduled interest on floating debt calculated using rates in effect on December 28, 2019.
(2)

Operating lease obligations in the above table do not include variable common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases.  These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 84% of the fuel sold in its fuel centers.  Pricing is based on certain market indices at the time of purchase.  The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $32.0 million at December 28, 2019 and $31.0 million at September 28, 2019.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $16.5 million at December 28, 2019 and $16.4 million at September 28, 2019.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company.  In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 28, 2019 other than as described elsewhere in this Form 10-Q.

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

The Company expects to continue paying regular cash dividends on a quarterly basis.  However, the Board of Directors periodically reconsiders the declaration of dividends.  The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant.  In addition, the Notes, the Bonds, the Line, and other debt agreements contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts.  Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Three Months Ended
	December 28,	December 29,
	2019	2018
All items	0.3%	0.1%
Food and beverages	0.2%	0.2%
Energy	1.6%	(1.1)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to interest rate swap agreements for a current notional amount of $199.6 million.  Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2019.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 28, 2019, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2019. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 28, 2019.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2020.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2019, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 6, 2020	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 6, 2020	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer