Form 10-Q
period 2020-03-28
INGLES MARKETS INC
filed 2020-05-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2020

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

As of May 5, 2020, the Registrant had 14,196,360 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,063,416 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	September 28,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$144,972,233	$42,125,105
Receivables - net	82,273,244	71,951,303
Inventories	315,268,498	374,129,060
Other current assets	13,522,582	8,897,903
Total Current Assets	556,036,557	497,103,371
Property and Equipment - Net	1,342,672,327	1,344,267,315
Operating lease right of use assets	39,683,044	—
Other Assets	25,838,322	25,957,682
Total Assets	$1,964,230,250	$1,867,328,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$38,078,268	$12,600,131
Current portion of operating lease liabilities	7,678,403	—
Accounts payable - trade	168,260,158	151,329,975
Accrued expenses and current portion of other long-term liabilities	80,850,156	83,649,283
Total Current Liabilities	294,866,985	247,579,389
Deferred Income Taxes	73,294,000	75,499,000
Long-Term Debt	803,977,294	839,637,691
Noncurrent operating lease liabilities	34,949,649	—
Other Long-Term Liabilities	51,317,259	41,889,682
Total Liabilities	1,258,405,187	1,204,605,762
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,193,360 shares issued and outstanding March 28, 2020; 14,180,485 shares issued and outstanding at September 28, 2019	709,668	709,024
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,066,416 shares issued and outstanding March 28, 2020; 6,079,291 shares issued and outstanding at September 28, 2019	303,321	303,965
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(9,639,291)	(1,265,650)
Retained earnings	702,140,116	650,664,018
Total Stockholders’ Equity	705,825,063	662,722,606
Total Liabilities and Stockholders’ Equity	$1,964,230,250	$1,867,328,368

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 28,	March 30,
	2020	2019
Net sales	$1,145,482,049	$1,001,843,929
Cost of goods sold	853,894,303	757,543,262
Gross profit	291,587,746	244,300,667
Operating and administrative expenses	228,395,420	216,466,382
Gain from sale or disposal of assets	108,352	2,911,704
Income from operations	63,300,678	30,745,989
Other income, net	207,441	447,914
Interest expense	10,183,839	11,996,863
Income before income taxes	53,324,280	19,197,040
Income tax expense	13,032,000	4,197,000
Net income	$40,292,280	$15,000,040

Other comprehensive expense:
Change in fair value of interest rate swap	$(13,926,534)	$(598,764)
Income tax benefit	3,401,000	139,316
Other comprehensive expense, net of tax	(10,525,534)	(459,448)
Comprehensive income	$29,766,746	$14,540,592

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.04	$0.76
Diluted earnings per common share	$1.99	$0.74
Class B Common Stock
Basic earnings per common share	$1.86	$0.69
Diluted earnings per common share	$1.86	$0.69
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Net sales	$2,223,836,986	$2,063,680,587
Cost of goods sold	1,674,759,514	1,560,969,126
Gross profit	549,077,472	502,711,461
Operating and administrative expenses	450,374,270	435,151,046
Gain from sale or disposal of assets	3,072,837	2,649,113
Income from operations	101,776,039	70,209,528
Other income, net	404,928	1,343,373
Interest expense	22,133,125	24,208,524
Loss on early extinguishment of debt	3,719,209	—
Income before income taxes	76,328,633	47,344,377
Income tax expense	18,349,000	10,192,000
Net income	$57,979,633	$37,152,377

Other comprehensive expense:
Change in fair value of interest rate swap	$(11,077,655)	$(154,727)
Income tax benefit	2,704,014	35,618
Other comprehensive expense, net of tax	(8,373,641)	(119,109)
Comprehensive income	$49,605,992	$37,033,268

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.94	$1.88
Diluted earnings per common share	$2.86	$1.83
Class B Common Stock
Basic earnings per common share	$2.68	$1.71
Diluted earnings per common share	$2.68	$1.71
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 28, 2020 AND MARCH 30, 2019

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336
Net income	—	—	—	—	—	—	15,000,040	15,000,040
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(459,448)	—	(459,448)
Cash dividends	—	—	—	—	—	—	(3,251,152)	(3,251,152)
Common stock conversions	31,950	1,598	(31,950)	(1,598)	—	—	—	—
Balance, March 30, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(119,109)	$612,739,647	$625,944,776

Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179
Net income	—	—	—	—	—	—	40,292,280	40,292,280
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(10,525,534)	—	(10,525,534)
Cash dividends	—	—	—	—	—	—	(3,251,862)	(3,251,862)
Common stock conversions	375	19	(375)	(19)	—	—	—	—
Balance, March 28, 2020	14,193,360	$709,668	6,066,416	$303,321	$12,311,249	$(9,639,291)	$702,140,116	$705,825,063

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 28,	March 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$57,979,633	$37,152,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,357,438	55,607,103
Non cash operating lease cost	5,332,302	—
Gain from sale or disposal of assets	(3,072,837)	(2,649,113)
Loss on early extinguishment of debt	3,719,209	—
Receipt of advance payments on purchases contracts	500,000	1,000,000
Recognition of advance payments on purchases contracts	(1,309,835)	(1,265,788)
Deferred income taxes	499,000	7,141,000
Changes in operating assets and liabilities:
Receivables	(10,321,941)	(3,531,623)
Inventory	58,860,562	6,440,232
Other assets	(4,505,320)	16,359,326
Operating lease liabilities	(5,516,359)	—
Accounts payable and accrued expenses	15,836,348	(8,041,671)
Net Cash Provided by Operating Activities	175,358,200	108,211,843
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	5,321,389	7,283,055
Capital expenditures	(56,824,266)	(94,219,647)
Net Cash Used by Investing Activities	(51,502,877)	(86,936,592)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	300,186,059
Payments on short-term borrowings	—	(299,504,655)
Debt issuance costs	(854,793)	—
Proceeds from new long term debt	155,000,000	—
Principal payments on long-term borrowings	(165,678,517)	(9,310,958)
Prepayment penalties on debt extinguishment	(2,971,350)	—
Dividends paid	(6,503,535)	(6,502,300)
Net Cash Used by Financing Activities	(21,008,195)	(15,131,854)
Net Increase in Cash and Cash Equivalents	102,847,128	6,143,397
Cash and cash equivalents at beginning of period	42,125,105	10,537,303
Cash and Cash Equivalents at End of Period	$144,972,233	$16,680,700

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 28, 2020 and March 30, 2019

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 28, 2020, and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 28, 2020 and March 30, 2019, and cash flows for the  six months ended March 28, 2020 and March 30, 2019. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2019, filed by the Company under the Securities Exchange Act of 1934 on December 10, 2019.

The results of operations for the three-month and six-month periods ended March 28, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $325,000 at March 28, 2020 and $156,000 at September 28, 2019.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 28,	September 28,
	2020	2019
Property, payroll and other taxes payable	$16,195,765	$20,273,626
Salaries, wages and bonuses payable	35,907,085	31,861,220
Self-insurance liabilities	13,620,261	13,146,292
Interest payable	11,011,503	13,342,260
Other	4,115,542	5,025,885
	$80,850,156	$83,649,283

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. Effective October 1, 2019, the Company is insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $33.6 million and $31.0 million at March 28, 2020 and September 28, 2019, respectively.  Of this amount, $13.6 million is accounted for as a current liability and $20.0 million as a long-term liability, which is inclusive of $5.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 28, 2020.  At September 28, 2019, $13.1 million is accounted for as a current liability and $17.9 million as a long-term liability, which is inclusive of $3.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.  Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.8 million and $9.4 million for the three-month periods ended March 28, 2020 and March 30, 2019, respectively.  For the six-month periods ended March 28, 2020 and March 30, 2019 employee insurance expense, net of employee contributions totaled $18.3 million and $19.6 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel.  The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation.  The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation.  The amounts recorded are immaterial for each fuel center as well as in the aggregate at March 28, 2020 and September 28, 2019.

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

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at March 28, 2020.  The Company is not required to maintain compensating balances in connection with the Line.  At March 28, 2020, the Company had no borrowings outstanding under the Line.

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

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation.  The interest rate on the Bonds is equal to one-month LIBOR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project.  Additional collateral was required in order to meet certain loan to value criteria in the Covenant Agreement.  The Covenant Agreement incorporates substantially all financial covenants included in the Line.

The Company has an interest rate swap agreement for a current notional amount of $45.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $151.8 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps.  The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period.  For the three- and six-month periods ended March 28, 2020, the Company recorded $10.5 million and $8.4 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive income.  Unrealized losses of $12.8 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 28, 2020.  For the three- and six-month periods ended March 30, 2019, the Company recorded $0.5 million and $0.1 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive income.  Unrealized losses of $0.1 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 30, 2019.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 28, 2020.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 28, 2020, property and equipment with an undepreciated cost of approximately $363.5 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 28, 2020, the Company had excess net worth totaling $143.4 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line.  This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 17, 2019 to stockholders of record on October 10, 2019.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 16,  2020 to stockholders of record on January 9, 2020.

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

	Three Months Ended		Six Months Ended
	March 28, 2020		March 28, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$29,017,203	$11,275,077	$41,740,166	$16,239,467
Conversion of Class B to Class A shares	11,275,077	—	16,239,467	—
Net income allocated, diluted	$40,292,280	$11,275,077	$57,979,633	$16,239,467

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,193,290	6,066,486	14,187,986	6,071,790
Conversion of Class B to Class A shares	6,066,486	—	6,071,790	—
Weighted average shares outstanding, diluted	20,259,776	6,066,486	20,259,776	6,071,790

Earnings per share
Basic	$2.04	$1.86	$2.94	$2.68
Diluted	$1.99	$1.86	$2.86	$2.68

	Three Months Ended		Six Months Ended
	March 30, 2019		March 30, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$10,773,567	$4,226,473	$26,678,194	$10,474,183
Conversion of Class B to Class A shares	4,226,473	—	10,474,183	—
Net income allocated, diluted	$15,000,040	$4,226,473	$37,152,377	$10,474,183

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,154,424	6,105,352	14,149,904	6,109,872
Conversion of Class B to Class A shares	6,105,352	—	6,109,872	—
Weighted average shares outstanding, diluted	20,259,776	6,105,352	20,259,776	6,109,872

Earnings per share
Basic	$0.76	$0.69	$1.88	$1.71
Diluted	$0.74	$0.69	$1.83	$1.71

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

Operating lease cost for all operating leases totaled $2.3 million for the three months ended March 28,2020 and $5.0 million for the six- months ending March 28, 2020.  This amount includes short-term (less than one year) leases, common area expenses and variable lease costs, which are insignificant.  Sublease income of $0.2 million is included as a reduction of operating lease cost. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of March 28, 2020 are as follows:

Fiscal Year
Remainder of 2020	$4,993,363
2021	7,820,804
2022	7,408,458
2023	5,302,279
2024	2,908,072
Thereafter	27,187,517
Total lease payments	$55,620,493
Less amount representing interest	12,992,441
Present value of lease liabilities	$42,628,052

The weighted average remaining lease term for the Company’s operating leases is 14.3 years.  The weighted average discount rate used to determine lease liability balances as of March 28, 2020 is 3.51%, based on recent Company financings collateralized by store properties.

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

	Three Months Ended	Six Months Ended
	March 28, 2020	March 28, 2020
Rents earned on owned and subleased properties:
Base rentals	$4,144,319	$7,964,639
Variable rentals	69,665	139,330
Total	4,213,984	8,103,969
Depreciation on owned properties leased to others	(1,328,968)	(2,657,936)
Other shopping center expenses	(899,763)	(1,750,748)
Total	$1,985,253	$3,695,285

Future minimum operating lease receipts at March 28, 2020 are as follows:

Fiscal Year
Remainder of 2020	$5,880,856
2021	10,170,740
2022	8,279,676
2023	7,189,842
2024	6,369,072
Thereafter	15,419,999
Total minimum future rental income	$53,310,185

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

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales.  “Other” includes our remaining operations - fluid dairy and shopping center rentals.  Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Revenues from unaffiliated customers:
Grocery	$424,664	$351,558	$802,993	$727,197
Non-foods	260,914	223,067	506,945	455,564
Perishables	304,105	267,565	584,910	542,960
Gasoline	121,932	127,985	261,044	274,496
Total Retail	$1,111,615	$970,175	$2,155,892	$2,000,217
Other	33,867	31,669	67,945	63,464
Total revenues from unaffiliated customers	$1,145,482	$1,001,844	$2,223,837	$2,063,681

Income from operations:
Retail	$58,069	$26,434	$92,290	$62,051
Other	5,232	4,312	9,486	8,159
Total income from operations	$63,301	$30,746	$101,776	$70,210

	March 28,	September 28,
	2020	2019
Assets:
Retail	$1,792,303	$1,698,904
Other	175,195	170,720
Elimination of intercompany receivable	(3,268)	(2,296)
Total assets	$1,964,230	$1,867,328

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended March 28, 2020 and March 30, 2019, respectively, the fluid dairy operation had $12.3 million and $10.2 million in sales to the grocery sales segment.  The fluid dairy had $23.8 million and $21.2 million in sales to the retail grocery segment for the six-month periods ended March 28, 2020 and March 30, 2019, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 28, 2020 are as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$545,000	$517,069	Level 2
Facility Bonds	68,030	68,030	Level 2
Secured notes payable and other	229,026	229,026	Level 2
Interest rate swap derivative contracts	12,752	12,752	Level 2
Non-qualified retirement plan assets	13,666	13,666	Level 2

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

Item 1A. RISK FACTORS

The following risk factor disclosure should be read in conjunction with the risk factors described in the Company’s Annual Report on Form 10-K

Coronavirus Pandemic Impact

The coronavirus pandemic was declared a national emergency on March 13, 2020 and the Company was classified as an essential business.  We remained open to safely serve the needs of our customers during various isolation measures imposed to reduce pandemic risks.

These measures closed schools, restaurants, and many businesses in the Company’s market area.  Sales and customer traffic increased and the Company’s implemented numerous sanitation and social distancing protocols to keep our customers and our associates safe.  These protocols included shortened operating hours, frequent extensive cleaning, personal protective equipment, and measures to maintain safe distances in our stores.  We hired additional associates due to the increased demands on our stores and our distribution center.

At the present time, we do not know how long current national, state and local mandates related to the pandemic will continue, or how mandates will change in the future.  We do not know how our customer base will be impacted by unemployment or various assistance programs.  We do not know what risks may impact or suppliers as a result of plant closures or transportation disruptions.  We do not know the longer-term impact on tenants in Company-owned shopping centers.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (73), Georgia (66), South Carolina (36), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.  As of March 28, 2020, the Company operated 108 in-store pharmacies and 104 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported.  The estimates are based on data provided by the respective claims administrators.  These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.  At March 28, 2020 the Company’s self-insurance reserves totaled $33.6 million.  This amount is inclusive of $5.4 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred.  There were no asset impairments during the six-month period ended March 28, 2020.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores.  These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts.  The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products.  These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis.  Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold.  Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold.  Vendor allowances applied as a reduction of merchandise costs totaled $27.3 million and $28.3 million for the fiscal quarters ended March 28, 2020 and March 30, 2019, respectively.  For the six-month periods ended March 28, 2020 and March 30, 2019, vendor allowances applied as a reduction of merchandise costs totaled $55.8 million and $57.3 million, respectively.  Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred.  Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.3 million and $3.3 million for the fiscal quarters ended March 28, 2020 and March 30, 2019, respectively. For the six-month periods ended March 28, 2020 and March 30, 2019, vendor advertising allowances recorded as a reduction of advertising expense totaled $5.8 million and $7.7 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September.  There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 28, 2020 and March 30, 2019, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof.  A replacement store is a new store that is opened to replace an existing nearby store that is closed.  A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and six-month periods ended March 28, 2020 and March 30, 2019, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.  For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 28,	March 30,	March 28,	March 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.4%	24.4%	24.7%	24.4%
Operating and administrative expenses	19.9%	21.6%	20.3%	21.1%
Gain from sale or disposal of assets	—%	0.3%	0.1%	0.1%
Income from operations	5.5%	3.1%	4.6%	3.4%
Other income, net	—%	—%	—%	0.1%
Interest expense	0.9%	1.2%	1.0%	1.2%
Loss on early extinguishment of debt	—%	—%	0.2%	—%
Income tax expense	1.1%	0.4%	0.8%	0.5%
Net income	3.5%	1.5%	2.6%	1.8%

Three Months Ended March 28, 2020 Compared to the Three Months Ended March 30, 2019

Net income for the second quarter of fiscal 2020 totaled $40.3 million, compared with net income of $15.0 million earned for the second quarter of fiscal 2019.  The COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants.  As a result, retail grocery sales increased for approximately the last two weeks of the current fiscal quarter.  Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $143.6 million, or 14.3%, to $1.14 billion for the three months ended March 28, 2020 compared with $1.0 billion for the three months ended March 30, 2019.  Comparing the second quarter of fiscal 2020 with the second quarter of fiscal 2019, gasoline sales dollars and gallons sold were lower due to decreased travel and oversupply.  Excluding gasoline sales, total grocery comparable store sales increased 17.5% over the comparative fiscal quarters.  Comparing the second quarters of fiscal years 2020 and 2019 (and excluding gasoline), the number of customer transactions increased 2.8% and the average transaction size increased 14.3%.

Ingles operated 198 stores at March 28, 2020 and 200 stores at March 30, 2019.  Retail square feet totaled 11.3 million square feet at both March 28, 2020 and March 30, 2019.  During the last twelve months the Company opened one store and closed three stores.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	March 28,	March 30,
	2020	2019
Grocery	$424,664	$351,558
Non-foods	260,914	223,067
Perishables	304,105	267,565
Gasoline	121,932	127,985
Total retail grocery	$1,111,615	$970,175

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 28, 2020 are summarized as follows (in thousands):

Total retail sales for the three months ended March 30, 2019	$970,175
Comparable store sales increase (including gasoline)	140,523
Impact of stores opened in fiscal 2019	6,800
Impact of stores closed in fiscal 2019	(5,479)
Other	(404)
Total retail sales for the three months ended March 28, 2020	$1,111,615

Gross Profit. Gross profit for the three-month period ended  March 28, 2020 totaled $291.6 million, an increase of $47.3 million, or 19.4%, compared with gross profit of $244.3 million for the three-month period ended March 30, 2019.  Gross profit as a percentage of sales was 25.5% and 24.4% for the three months ended March 28, 2020 and March 30, 2019, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased $11.9 million, or 5.5%, to $228.4 million for the three months ended March 28, 2020, from $216.5 million for the three months ended March 30, 2019.  As a percentage of sales, operating and administrative expenses were 19.9%  and 21.6% for the March 2020 and March 2019 quarters, respectively.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.11% of sales for the second fiscal quarter of 2020 compared with 24.5% for the second fiscal quarter of 2019.  The fiscal 2020 second quarter expense percentages are lower due to extra pandemic-related sales the last two weeks of the current fiscal quarter.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$11.6	1.01%
Advertising and promotion	$3.2	0.28%
Rent	$(1.2)	(0.11)%
Insurance	$(1.1)	(0.10)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the pandemic.

Advertising and promotion expenses increased due to higher digital advertising expenses and lower income contributions from vendors.

Rent expense decreased due to the closing of leased stores and the purchase of formerly leased stores.

Insurance expense decreased due to better claims experience under the Company’s self-insurance programs and the reduction of certain medical services as a result of the pandemic.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.1 million with no significant transactions during the three months ended March 28, 2020.  During the quarter ended March 30, 2019, the Company recognized a $3.2 million gain on the sale of a former store property.

Interest Expense. Interest expense totaled $10.2 million for the three-month period ended March 28, 2020 compared with $12.0 million for the three-month period ended March 30, 2019.  Total debt at March 2020 was $842.1 million compared with $857.5 million at March 2019.  Over the past twelve months, the Company’s has reduced debt and line of credit usage, and refinanced approximately $155 million at significantly lower interest rates.

Income Taxes. Income tax expense totaled $13.0 million for the three months ended March 28, 2020, an effective tax rate of 24.4%  of pretax income.  Income tax expense totaled $4.2 million for the three months ended March 30, 2019, an effective tax rate of 21.9% of pretax income.

Net Income. Net income totaled $40.3 million for the three-month period ended March 28, 2020 compared with $15.0 million for the three-month period ended March 30, 2019.  Basic and diluted earnings per share for Class A Common Stock were $2.04 and $1.99,  respectively, for the March 2020 quarter, compared to $0.76 and $0.74, respectively, for the March 2019 quarter.  Basic and diluted earnings per share for Class B Common Stock were each $1.86 for the March 2020 quarter compared with $0.69 for the March 2019 quarter.

Six Months Ended March 28, 2020 Compared to the Six Months Ended March 30, 2019

Net income for the first half of fiscal 2020 totaled $58.0 million, compared with net income of $37.2 million earned for the first half of fiscal 2019.  As was the case with the second quarter fiscal year 2020, the COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants.  As a result, retail grocery sales increased for approximately the last two weeks of the current fiscal quarter.  Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.  Offsetting that, the Company incurred debt extinguishment costs of $3.7 million to refinance and extend $155 million of debt at a substantially lower interest rate.

Net Sales. Net sales increased by $160.2 million, or 7.8%, to $2.22 billion for the six months ended March 28, 2020 compared with $2.06 billion for the six months ended March 30, 2019.  Comparing the first half of fiscal 2020 with the first half of fiscal 2019, gasoline sales dollars and gallons sold were lower due to decreased travel and oversupply.  Excluding gasoline sales, total grocery comparable store sales increased 9.7% over the comparative fiscal quarters.  Comparing the first halves of fiscal years 2020 and 2019 (and excluding gasoline), the number of customer transactions increased 1.5% and the average transaction size increased 8.2%.

Sales by product category (in thousands) are as follows:

	Six Months Ended
	March 28,	March 30,
	2020	2019
Grocery	$802,993	$727,197
Non-foods	506,945	455,564
Perishables	584,910	542,960
Gasoline	261,044	274,496
Total retail grocery	$2,155,892	$2,000,217

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the six months ended March 28, 2020 are summarized as follows (in thousands):

Total retail sales for the six months ended March 30, 2019	$2,000,217
Comparable store sales increase (including gasoline)	154,335
Impact of stores opened in fiscal 2019	12,271
Impact of stores closed in fiscal 2019	(11,291)
Other	360
Total retail sales for the six months ended March 28, 2020	$2,155,892

Sales growth for the remainder of fiscal 2020 will depend largely on the duration of various pandemic stay-at-home measures, including restaurant and travel restrictions.

Gross Profit. Gross profit for the six-month period ended March 28, 2020 totaled $549.1 million, an increase of $46.4 million, or 9.2%, compared with gross profit of $502.7 million for the six-month period ended March 30, 2019.  Gross profit as a percentage of sales was 24.7% and 24.4% for the six months ended March 28, 2020 and March 30, 2019, respectively.    Gasoline gross profit dollars and margin were higher during the first half of the current fiscal year; retail gross margin excluding gas was stable over the comparable six-month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $15.2 million, or 3.5%, to $450.4 million for the six months ended March 28, 2020, from $435.2 million for the six months ended March 30, 2019.  As a percentage of sales, operating and administrative expenses were 20.3% for the six months ended March 2020 and 21.1% for the six months ended March 2019.  Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.7% of sales for the first six months of fiscal 2020 compared with 24.1% for the first six months of fiscal 2019.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$13.7	0.62%
Advertising and promotion	$3.1	0.14%
Rent	$(1.6)	(0.07)%
Repairs and maintenance	$1.5	0.07%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the pandemic.

Advertising and promotion expenses increased due to higher digital advertising expenses and lower income contributions from vendors.

Rent expense decreased due to the closing of leased stores and the purchase of formerly leased stores.

Repairs and maintenance increased due to a higher level of maintenance required on more sophisticated equipment.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $3.1 million from the sale of land during the six months ended March 28, 2020.  During the prior year six-month period, the Company recognized a $3.2 million gain on the sale of a former property.    There were no other significant sale/disposal transactions in either six-month period ended March 28, 2020 or March 30, 2019.

Interest Expense. Interest expense totaled $22.1 million for the six-month period ended March 28, 2020 compared with $24.2 million for the six-month period ended March 30, 2019.  Total debt at March 2020 was $842.1 million compared with $857.5 million at March 2019.  Over the past twelve months, the Company has reduced debt and line of credit usage, and refinanced approximately $155 million at significantly lower interest rates.

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

Income Taxes. Income tax expense totaled $18.3 million for the six months ended March 28, 2020, an effective tax rate of 24.0% of pretax income.  Income tax expense totaled $10.2 million for the six months ended March 30, 2019, an effective tax rate of 21.5% of pretax income.

Net Income. Net income totaled $58.0 million for the six-month period ended March 28, 2020 compared with $37.2 million for the six-month period ended March 30, 2019.  Basic and diluted earnings per share for Class A Common Stock were $2.94 and $2.86, respectively, for the six months ended March 28, 2020, compared to $1.88 and $1.83, respectively, for the six months ended March 30, 2019.  Basic and diluted earnings per share for Class B Common Stock were each $2.68 for the March 2020 six- month period compared with $1.71 for the March 2019 six-month period.

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

Capital expenditures totaled $56.8 million for the six-month period ended March 28, 2020.  These capital expenditures focused on construction on stores scheduled to open later in fiscal 2020, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores.  Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2020 include investments of approximately $120 to $160 million.  At this time the Company does not anticipate the pandemic will have an adverse impact on its capital expenditure plans.  The majority of the Company’s fiscal 2020 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2020 as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.  Outstanding construction commitments totaled $17.6 million at March 28, 2020.

Liquidity

The Company generated $175.4 million net cash from operations in the March 2020 six-month period compared with $108.2 million during the March 2019 six-month period.  The increase is primarily attributable to higher net income and lower inventory balances caused by extra pandemic sales in the current fiscal quarter.

Cash used by investing activities for the six-month periods ended March 28, 2020 and March 30, 2019 totaled $51.5 million and $86.9 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales. Capital expenditures were higher during the prior year six-month period due to the purchase of a shopping center where the Company had previously leased a store.

Cash used by financing activities totaled $21.0 million for the six-month period ended March 28, 2020, compared with $15.1 million for the six-month period ended March 30, 2019.  The increase is primarily related to the $3.0 million redemption premium paid on $155 million of the Notes.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”).  The Notes bear an interest rate of 5.750% per annum and were issued at par.  In November 2019, the Company closed the $155 million Loan and issued notice to redeem a like principal amount of the Notes.  The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019.  The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019.  The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on the London Interbank Offering Rate (“LIBOR”).

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022.  The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or “LIBOR”.  The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.1 million of unused letters of credit were issued at March 28, 2020.  The Company is not required to maintain compensating balances in connection with the Line.  At March 28, 2020, the Company had no borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $45.5 million at a fixed rate of  3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $151.8 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company.  Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents.  As of March 28, 2020, the Company was in compliance with these covenants.  Under the most restrictive of these covenants, the Company would be able to incur approximately $889.2 million of additional borrowings (including borrowings under the Line) as of March 28, 2020.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors.  These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, and the impact of the pandemic, as well as the additional factors discussed below under “Forward Looking Statements.”  It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities.  Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements.  The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of March 28, 2020:

Contractual Obligations		Less than	1-3	3-5	More than
(amounts in thousands)	Total	1 year	years	years	5 years
Long-term debt and line of credit	$842,056	$38,079	$38,200	$585,165	$180,612
Scheduled interest on long-term debt (1)	164,484	39,894	77,764	28,228	18,598
Advance payments on purchase contracts	3,416	1,914	686	84	732
Operating leases (2)	54,257	8,761	13,300	6,102	26,094
Construction commitments	17,640	17,640	—	—	—
Total	$1,081,853	$106,288	$129,950	$619,579	$226,036

(1)	Scheduled interest on floating debt calculated using rates in effect on March 28, 2020.
(2)

Operating lease obligations in the above table do not include variable common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases.  These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 83% of the fuel sold in its fuel centers.  Pricing is based on certain market indices at the time of purchase.  The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits.  The Company’s self-insurance reserves totaled $33.6 million at March  28, 2020 and $31.0 million at September 28, 2019.  Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future.  For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan.  The liability to plan participants totaled $13.7 million at March  28, 2020 and $16.4 million at September 28, 2019.  The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.  For this reason they are not included in the above table.

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

	Six Months Ended
	March 28,	March 30,
	2020	2019
All items	0.1%	0.2%
Food and beverages	0.2%	0.2%
Energy	(0.7)%	(0.4)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As previously mentioned, the Company is party to interest rate swap agreements for a current notional amount of $197.3 million.  Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments.  There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2019.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2020, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Form 10-K for fiscal 2019. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of March 28, 2020.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 7, 2020	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 7, 2020	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer