Form 10-Q
period 2020-06-27
INGLES MARKETS INC
filed 2020-08-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2020

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐
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

As of August 4, 2020, the Registrant had 14,204,360 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,055,416 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	September 28,
	2020	2019
ASSETS
Current Assets:
Cash and cash equivalents	$152,121,128	$42,125,105
Receivables - net	77,018,848	71,951,303
Inventories	355,499,657	374,129,060
Other current assets	11,577,103	8,897,903
Total Current Assets	596,216,736	497,103,371
Property and Equipment - Net	1,341,443,741	1,344,267,315
Operating lease right of use assets	45,857,261	—
Other Assets	27,595,485	25,957,682
Total Assets	$2,011,113,223	$1,867,328,368

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$168,935,779	$12,600,131
Current portion of operating lease liabilities	8,147,470	—
Accounts payable - trade	167,029,150	151,329,975
Accrued expenses and current portion of other long-term liabilities	83,913,117	83,649,283
Total Current Liabilities	428,025,516	247,579,389
Deferred Income Taxes	72,890,000	75,499,000
Long-Term Debt	650,340,830	839,637,691
Noncurrent operating lease liabilities	40,560,520	—
Other Long-Term Liabilities	55,145,058	41,889,682
Total Liabilities	1,246,961,924	1,204,605,762
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,204,360 shares issued and outstanding June 27, 2020; 14,180,485 shares issued and outstanding at September 28, 2019	710,218	709,024
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,055,416 shares issued and outstanding June 27, 2020; 6,079,291 shares issued and outstanding at September 28, 2019	302,771	303,965
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive expense	(10,814,065)	(1,265,650)
Retained earnings	761,641,126	650,664,018
Total Stockholders’ Equity	764,151,299	662,722,606
Total Liabilities and Stockholders’ Equity	$2,011,113,223	$1,867,328,368

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 27,	June 29,
	2020	2019
Net sales	$1,189,599,756	$1,062,262,169
Cost of goods sold	864,879,153	803,322,422
Gross profit	324,720,603	258,939,747
Operating and administrative expenses	234,596,892	216,462,666
Gain from sale or disposal of assets	1,338,702	875,708
Income from operations	91,462,413	43,352,789
Other income, net	626,310	129,971
Interest expense	9,714,681	11,655,475
Income before income taxes	82,374,042	31,827,285
Income tax expense	19,621,000	8,317,000
Net income	$62,753,042	$23,510,285

Other comprehensive expense:
Change in fair value of interest rate swap	$(1,554,774)	$(1,036,759)
Income tax benefit	380,000	238,662
Other comprehensive expense, net of tax	(1,174,774)	(798,097)
Comprehensive income	$61,578,268	$22,712,188

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.18	$1.19
Diluted earnings per common share	$3.10	$1.16
Class B Common Stock
Basic earnings per common share	$2.89	$1.08
Diluted earnings per common share	$2.89	$1.08
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Net sales	$3,413,436,742	$3,125,942,755
Cost of goods sold	2,539,638,667	2,364,291,547
Gross profit	873,798,075	761,651,208
Operating and administrative expenses	684,971,162	651,613,713
Gain from sale or disposal of assets	4,411,539	3,524,821
Income from operations	193,238,452	113,562,316
Other income, net	1,031,238	1,473,344
Interest expense	31,847,806	35,863,999
Loss on early extinguishment of debt	3,719,209	—
Income before income taxes	158,702,675	79,171,661
Income tax expense	37,970,000	18,509,000
Net income	$120,732,675	$60,662,661

Other comprehensive expense:
Change in fair value of interest rate swap	$(12,632,429)	$(1,191,486)
Income tax benefit	3,084,014	274,280
Other comprehensive expense, net of tax	(9,548,415)	(917,206)
Comprehensive income	$111,184,260	$59,745,455

Per share amounts:
Class A Common Stock
Basic earnings per common share	$6.13	$3.07
Diluted earnings per common share	$5.96	$2.99
Class B Common Stock
Basic earnings per common share	$5.57	$2.80
Diluted earnings per common share	$5.57	$2.80
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 27, 2020 AND JUNE 29, 2019

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	22,152,337	22,152,337
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	340,339	—	340,339
Cash dividends	—	—	—	—	—	—	(3,251,148)	(3,251,148)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$340,339	$600,990,759	$614,655,336
Net income	—	—	—	—	—	—	15,000,040	15,000,040
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(459,448)	—	(459,448)
Cash dividends	—	—	—	—	—	—	(3,251,152)	(3,251,152)
Common stock conversions	31,950	1,598	(31,950)	(1,598)	—	—	—	—
Balance, March 30, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(119,109)	$612,739,647	$625,944,776
Net income	—	—	—	—	—	—	23,510,285	23,510,285
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(798,097)	—	(798,097)
Cash dividends	—	—	—	—	—	—	(3,251,627)	(3,251,627)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, June 29, 2019	14,177,335	$708,867	6,082,441	$304,122	$12,311,249	$(917,206)	$632,998,305	$645,405,337

Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179
Net income	—	—	—	—	—	—	40,292,280	40,292,280
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(10,525,534)	—	(10,525,534)
Cash dividends	—	—	—	—	—	—	(3,251,862)	(3,251,862)
Common stock conversions	375	19	(375)	(19)	—	—	—	—
Balance, March 28, 2020	14,193,360	$709,668	6,066,416	$303,321	$12,311,249	$(9,639,291)	$702,140,116	$705,825,063
Net income	—	—	—	—	—	—	62,753,042	62,753,042
Other comprehensive (expense) income, net of income tax	—	—	—	—	—	(1,174,774)	—	(1,174,774)
Cash dividends	—	—	—	—	—	—	(3,252,032)	(3,252,032)
Common stock conversions	11,000	550	(11,000)	(550)	—	—	—	—
Balance, June 27, 2020	14,204,360	$710,218	6,055,416	$302,771	$12,311,249	$(10,814,065)	$761,641,126	$764,151,299

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Cash Flows from Operating Activities:
Net income	$120,732,675	$60,662,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,312,817	83,592,966
Non cash operating lease cost	7,166,298	—
Gain from sale or disposal of assets	(4,411,539)	(3,524,821)
Loss on early extinguishment of debt	3,719,209	—
Receipt of advance payments on purchases contracts	1,806,454	2,284,000
Recognition of advance payments on purchases contracts	(3,329,682)	(1,903,432)
Deferred income taxes	475,000	4,918,000
Changes in operating assets and liabilities:
Receivables	(5,067,545)	(7,753,599)
Inventory	18,629,403	4,107,507
Other assets	(4,317,001)	29,543,048
Operating lease liabilities	(7,444,633)	—
Accounts payable and accrued expenses	14,690,061	(27,412,258)
Net Cash Provided by Operating Activities	228,961,517	144,514,072
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	7,257,103	8,183,106
Capital expenditures	(78,884,499)	(123,218,270)
Net Cash Used by Investing Activities	(71,627,396)	(115,035,164)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	303,810,043
Payments on short-term borrowings	—	(303,810,043)
Debt issuance costs	(854,793)	—
Proceeds from new long term debt	155,000,000	—
Principal payments on long-term borrowings	(188,756,386)	(11,709,191)
Prepayment penalties on debt extinguishment	(2,971,350)	—
Dividends paid	(9,755,569)	(9,753,927)
Net Cash Used by Financing Activities	(47,338,098)	(21,463,118)
Net Increase in Cash and Cash Equivalents	109,996,023	8,015,790
Cash and cash equivalents at beginning of period	42,125,105	10,537,303
Cash and Cash Equivalents at End of Period	$152,121,128	$18,553,093

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 27, 2020 and June 29, 2019

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 27, 2020, and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 27, 2020 and June 29, 2019, and cash flows for the nine months ended June 27, 2020 and June 29, 2019. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2019, filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2019.

The results of operations for the three-month and nine-month periods ended June 27, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. The Company’s debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt and interest rate swap arrangements change to another accepted rate, we will utilize the relief in this ASU to continue hedge accounting.

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $325,000 at June 27, 2020 and $156,000 at September 28, 2019.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 27,	September 28,
	2020	2019
Property, payroll and other taxes payable	$18,406,201	$20,273,626
Salaries, wages and bonuses payable	40,779,443	31,861,220
Self-insurance liabilities	13,676,727	13,146,292
Interest payable	2,978,914	13,342,260
Other	8,071,832	5,025,885
	$83,913,117	$83,649,283

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. Since October 1, 2019, the Company has been insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $33.5 million and $31.0 million at June 27, 2020 and September 28, 2019, respectively. Of this amount, $13.7 million is accounted for as a current liability and $19.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 27, 2020. At September 28, 2019, $13.1 million was accounted for as a current liability and $17.9 million as a long-term liability, which is inclusive of $3.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.4 million and $7.3 million for the three-month periods ended June 27, 2020 and June 29, 2019, respectively. For the nine-month periods ended June 27, 2020 and June 29, 2019 employee insurance expense, net of employee contributions totaled $27.7 million and $26.9 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at June 27, 2020 and September 28, 2019.

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

In November 2019, the Company closed a $155 million ten year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the Notes. The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019. The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ended December 28, 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. The Company will recognize debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020. This $150 million is included in the line “Current portion of long-term debt” on the June 27, 2020 Condensed Consolidated Balance Sheet.

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes will be redeemed at 100.958% of par value on August 27, 2020. The Company will recognize debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020. Following this redemption, there will be $295.0 million of the Notes outstanding.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at June 27, 2020. The Company is not required to maintain compensating balances in connection with the Line. At June 27, 2020, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $68.0 million as of June 27, 2020. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Company has an interest rate swap agreement for a current notional amount of $44.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $149.8 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three- and nine-month periods ended June 27, 2020, the Company recorded $1.2 million and $9.5 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $14.3 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 27, 2020. For the three- and nine-month periods ended June 29, 2019, the Company recorded $0.8 million and $0.9 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $1.2 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 29, 2019.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at June 27, 2020.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 27, 2020, property and equipment with an undepreciated cost of approximately $307.9 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 27, 2020, the Company had excess net worth totaling $170.4 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 16, 2020 to stockholders of record on April 9, 2020.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2019.

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

	Three Months Ended		Nine Months Ended
	June 27, 2020		June 27, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$45,205,674	$17,547,368	$86,935,954	$33,796,721
Conversion of Class B to Class A shares	17,547,368	—	33,796,721	—
Net income allocated, diluted	$62,753,042	$17,547,368	$120,732,675	$33,796,721

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,197,250	6,062,526	14,191,074	6,068,702
Conversion of Class B to Class A shares	6,062,526	—	6,068,702	—
Weighted average shares outstanding, diluted	20,259,776	6,062,526	20,259,776	6,068,702

Earnings per share
Basic	$3.18	$2.89	$6.13	$5.57
Diluted	$3.10	$2.89	$5.96	$5.57

	Three Months Ended		Nine Months Ended
	June 29, 2019		June 29, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$16,913,589	$6,596,695	$43,579,258	$17,083,403
Conversion of Class B to Class A shares	6,596,695	—	17,083,403	—
Net income allocated, diluted	$23,510,284	$6,596,695	$60,662,661	$17,083,403

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,177,335	6,082,441	14,155,632	6,104,144
Conversion of Class B to Class A shares	6,082,441	—	6,104,144	—
Weighted average shares outstanding, diluted	20,259,776	6,082,441	20,259,776	6,104,144

Earnings per share
Basic	$1.19	$1.08	$3.07	$2.80
Diluted	$1.16	$1.08	$2.99	$2.80

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

Operating lease cost for all operating leases totaled $2.4 million for the three months ended June 27,2020 and $7.3 million for the nine months ending June 27, 2020. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of June 27, 2020 are as follows:

Fiscal Year
Remainder of 2020	$2,483,871
2021	9,561,737
2022	9,149,391
2023	7,043,212
2024	4,649,005
Thereafter	29,318,449
Total lease payments	$62,205,665
Less amount representing interest	13,497,675
Present value of lease liabilities	$48,707,990

On the Condensed Consolidated Balance Sheets, lease extensions exercised during the current quarter increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $8.0 million each during the quarter ended June 27, 2020. The weighted average remaining lease term for the Company’s operating leases is 13.1 years. The weighted average discount rate used to determine lease liability balances as of June 27, 2020 is 3.51%, based on recent Company financings collateralized by store properties.

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

	Three Months Ended	Nine Months Ended
	June 27, 2020	June 27, 2020
Rents earned on owned and subleased properties:
Base rentals	$1,848,402	$9,813,041
Variable rentals	69,665	208,995
Total	1,918,067	10,022,036
Depreciation on owned properties leased to others	(1,328,968)	(3,986,904)
Other shopping center expenses	(753,134)	(2,503,882)
Total	$(164,035)	$3,531,250

Future minimum operating lease receipts at June 27, 2020 are as follows:

Fiscal Year
Remainder of 2020	$2,918,915
2021	11,000,184
2022	9,481,526
2023	8,403,861
2024	7,529,625
Thereafter	26,998,098
Total minimum future rental income	$66,332,209

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

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Revenues from unaffiliated customers:
Grocery	$452,725	$352,687	$1,255,718	$1,079,884
Non-foods	281,306	238,471	788,252	694,036
Perishables	344,597	281,655	929,507	824,614
Gasoline	84,127	155,897	345,170	430,393
Total Retail	$1,162,755	$1,028,710	$3,318,647	$3,028,927
Other	26,845	33,552	94,790	97,016
Total revenues from unaffiliated customers	$1,189,600	$1,062,262	$3,413,437	$3,125,943

Income from operations:
Retail	$89,206	$38,746	$181,496	$100,796
Other	2,256	4,607	11,742	12,766
Total income from operations	$91,462	$43,353	$193,238	$113,562

	June 27,	September 28,
	2020	2019
Assets:
Retail	$1,839,660	$1,698,904
Other	173,666	170,720
Elimination of intercompany receivable	(2,213)	(2,296)
Total assets	$2,011,113	$1,867,328

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 27, 2020 and June 29, 2019, respectively, the fluid dairy operation had $11.2 million and $10.2 million in sales to the grocery sales segment. The fluid dairy had $35.0 million and $31.4 million in sales to the retail grocery segment for the nine-month periods ended June 27, 2020 and June 29, 2019, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 27, 2020 are as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$545,000	$546,363	Level 2
Facility Bonds	68,030	68,030	Level 2
Secured notes payable and other	206,247	206,247	Level 2
Interest rate swap derivative contracts	14,307	14,307	Level 2
Non-qualified retirement plan assets	15,705	15,705	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the instrument.

L. COMMITMENTS AND CONTINGENCIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations, or its cash flows.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in North Carolina (73), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 27, 2020, the Company operated 109 in-store pharmacies and 106 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 27, 2020 the Company’s self-insurance reserves totaled $33.5 million. This amount is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 27, 2020.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever possible, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $22.4 million and $27.0 million for the fiscal quarters ended June 27, 2020 and June 29, 2019, respectively. For the nine-month periods ended June 27, 2020 and June 29, 2019, vendor allowances applied as a reduction of merchandise costs totaled $81.2 million and $84.8 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $0.7 million and $3.3 million for the fiscal quarters ended June 27, 2020 and June 29, 2019, respectively. For the nine-month periods ended June 27, 2020 and June 29, 2019, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.5 million and $10.6 million, respectively. Vendor allowances have been lower during the current fiscal year as the COVID-19 pandemic has resulted in less vendor support for promotional activities.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 27, 2020 and June 29, 2019, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a new store that is opened to replace an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and nine-month periods ended June 27, 2020, comparable store sales included 196 stores. For the three- and nine-month periods ended June 29, 2019, comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 27,	June 29,	June 27,	June 29,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	27.3%	24.4%	25.6%	24.4%
Operating and administrative expenses	19.7%	20.4%	20.1%	20.9%
Gain from sale or disposal of assets	0.1%	0.1%	0.1%	0.1%
Income from operations	7.7%	4.1%	5.6%	3.6%
Other income, net	0.1%	—%	—%	—%
Interest expense	0.8%	1.1%	0.9%	1.1%
Loss on early extinguishment of debt	—%	—%	0.1%	—%
Income tax expense	1.7%	0.8%	1.1%	0.6%
Net income	5.3%	2.2%	3.5%	1.9%

Three Months Ended June 27, 2020 Compared to the Three Months Ended June 29, 2019

Net income for the third quarter of fiscal 2020 totaled $62.8 million, compared with net income of $23.5 million earned for the third quarter of fiscal 2019. The COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants beginning in March 2020. Many of these measures were still in place throughout the quarter. As a result, retail grocery sales increased substantially. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $127.3 million, or 12.0%, to $1.19 billion for the three months ended June 27, 2020 compared with $1.06 billion for the three months ended June 29, 2019. Comparing the third quarter of fiscal 2020 with the third quarter of fiscal 2019, gasoline sales dollars and gallons sold were lower due to decreased demand due to the COVID-19 pandemic and oversupply. Excluding gasoline sales, total grocery comparable store sales increased 23.1% over the comparative fiscal quarters. Comparing the third quarters of fiscal years 2020 and 2019 (and excluding gasoline), the number of customer transactions decreased 10.3% and the average transaction size increased 26.6%. We believe that because of the COVID-19 pandemic customers consolidated trips to our stores resulting in a lower transaction count and a higher spend per visit.

Ingles operated 197 stores at June 27, 2020 and 199 stores at June 29, 2019. Retail square feet totaled approximately 11.3 million square feet at both June 27, 2020 and June 29, 2019. During the last twelve months the Company closed two stores.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	June 27,	June 29,
	2020	2019
Grocery	$452,725	$352,687
Non-foods	281,306	238,471
Perishables	344,597	281,655
Gasoline	84,127	155,897
Total retail grocery	$1,162,755	$1,028,710

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 27, 2020 are summarized as follows (in thousands):

Total retail sales for the three months ended June 29, 2019	$1,028,710
Comparable store sales increase (including gasoline)	128,775
Impact of stores opened in fiscal 2019	7,123
Impact of stores closed in fiscal 2019 and 2020	(1,536)
Other	(317)
Total retail sales for the three months ended June 27, 2020	$1,162,755

Gross Profit. Gross profit for the three-month period ended June 27, 2020 totaled $324.7 million, an increase of $65.8 million, or 25.4%, compared with gross profit of $258.9 million for the three-month period ended June 29, 2019. Gross profit as a percentage of sales was 27.3% and 24.4% for the three months ended June 27, 2020 and June 29, 2019, respectively. There was less discounting and promotional pricing during the current year quarter.

Operating and Administrative Expenses. Operating and administrative expenses increased $18.1 million, or 8.4%, to $234.6 million for the three months ended June 27, 2020, from $216.5 million for the three months ended June 29, 2019. As a percentage of sales, operating and administrative expenses were 19.7% and 20.4% for the June 2020 and June 2019 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.0% of sales for the third fiscal quarter of 2020 compared with 23.6% for the third fiscal quarter of 2019. The fiscal 2020 third quarter expense percentages are lower due to additional pandemic-related sales during the current fiscal quarter.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$13.4	1.12%
Insurance	$2.7	0.23%
Advertising and promotion	$2.0	0.17%
Repairs and maintenance	$1.2	0.10%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Insurance expense increased due to increased claims reserves under the Company’s self-insurance programs.

Advertising and promotion expenses increased due to higher digital advertising expenses and lower income contributions from vendors.

Repairs and maintenance expense increased due to extra sales and enhanced cleaning protocols as a result of the pandemic.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.3 million during the three months ended June 27, 2020, primarily from a land parcel sale. During the quarter ended June 29, 2019, the gain from the sale or disposal of assets totaled $0.9 million.

Interest Expense. Interest expense totaled $9.7 million for the three-month period ended June 27, 2020 compared with $11.7 million for the three-month period ended June 29, 2019. Total debt at June 2020 was $819.3 million compared with $854.7 million at June 2019. Over the past twelve months, the Company’s has reduced debt and line of credit usage, and refinanced approximately $155 million of outstanding debt at significantly lower interest rates. LIBOR has decreased significantly since March 2020, reducing the cost of some of the Company’s debt.

Income Taxes. Income tax expense totaled $19.6 million for the three months ended June 27, 2020, an effective tax rate of 23.8% of pretax income. Income tax expense totaled $8.3 million for the three months ended June 29, 2019, an effective tax rate of 26.1% of pretax income.

Net Income. Net income totaled $62.8 million for the three-month period ended June 27, 2020 compared with $23.5 million for the three-month period ended June 29, 2019. Basic and diluted earnings per share for Class A Common Stock were $3.18 and $3.10, respectively, for the June 2020 quarter, compared to $1.19 and $1.16, respectively, for the June 2019 quarter. Basic and diluted earnings per share for Class B Common Stock were each $2.89 for the June 2020 quarter compared with $1.08 for the June 2019 quarter.

Nine Months Ended June 27, 2020 Compared to the Nine Months Ended June 29, 2019

Net income for the first nine months of fiscal 2020 totaled $120.7 million, compared with net income of $60.7 million earned for the first nine months of fiscal 2019. As was outlined in the discussion of our three month June 2020 results, the COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants. As a result, retail grocery sales increased since the pandemic was declared on March 13, 2020. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income compared with the first nine months of fiscal 2019. Offsetting that, the Company incurred debt extinguishment costs of $3.7 million to refinance and extend $155 million of debt at a substantially lower interest rate.

Net Sales. Net sales increased by $287.5 million, or 9.2%, to $3.41 billion for the nine months ended June 27, 2020 compared with $3.13 billion for the nine months ended June 29, 2019. Comparing the first nine months of fiscal 2020 with the first nine months of fiscal 2019, gasoline sales dollars and gallons sold were lower due to decreased demand due to the COVID-19 pandemic and oversupply. Excluding gasoline sales, total grocery comparable store sales increased 14.4% over the comparative nine month periods. Comparing the first nine months of fiscal years 2020 and 2019 (and excluding gasoline), the number of customer transactions decreased 2.2% and the average transaction size increased 14.5%.

Sales by product category (in thousands) are as follows:

	Nine Months Ended
	June 27,	June 29,
	2020	2019
Grocery	$1,255,718	$1,079,884
Non-foods	788,252	694,036
Perishables	929,507	824,614
Gasoline	345,170	430,393
Total retail grocery	$3,318,647	$3,028,927

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the nine months ended June 27, 2020 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 29, 2019	$3,028,927
Comparable store sales increase (including gasoline)	283,110
Impact of stores opened in fiscal 2019	19,394
Impact of stores closed in fiscal 2019 and 2020	(12,827)
Other	43
Total retail sales for the nine months ended June 27, 2020	$3,318,647

Sales growth for the remainder of fiscal 2020 will depend largely on the duration of various COVID-19 pandemic stay-at-home measures, including restaurant and travel restrictions.

Gross Profit. Gross profit for the nine-month period ended June 27, 2020 totaled $873.8 million, an increase of $112.1 million, or 14.7%, compared with gross profit of $761.7 million for the nine-month period ended June 29, 2019. Gross profit as a percentage of sales was 25.6% and 24.4% for the nine months ended June 27, 2020 and June 29, 2019, respectively. Gasoline gross profit dollars and margin were higher during the first nine months of the current fiscal year. Retail gross margin excluding gas was also higher over the comparable nine-month period, as there was less discounting and promotional pricing.

Operating and Administrative Expenses. Operating and administrative expenses increased $33.4 million, or 5.1%, to $685.0 million for the nine months ended June 27, 2020, from $651.6 million for the nine months ended June 29, 2019. As a percentage of sales, operating and administrative expenses were 20.1% for the nine months ended June 2020 and 20.9% for the nine months ended June 2019. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the first nine-months of fiscal 2020 compared with 24.0% for the first nine months of fiscal 2019.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$27.1	0.79%
Advertising and promotion	$5.1	0.15%
Repairs and maintenance	$2.7	0.08%
Utilities	$(2.3)	(0.07)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Advertising and promotion expenses increased due to higher digital advertising expenses and lower income contributions from vendors.

Repairs and maintenance expense increased due to extra sales and enhanced cleaning protocols as a result of the pandemic.

Utilities decreased due to decreases in market energy costs.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $4.4 million from the sales of land during the nine months ended June 27, 2020. During the prior year nine-month period, the Company recognized a $3.2 million gain on the sale of a former property. There were no other significant sale/disposal transactions in either nine-month period ended June 27, 2020 or June 29, 2019.

Interest Expense. Interest expense totaled $31.8 million for the nine-month period ended June 27, 2020 compared with $35.9 million for the nine-month period ended June 29, 2019. Total debt at June 2020 was $819.3 million compared with $854.7 million at June 2019. Over the past twelve months, the Company has reduced debt and line of credit usage, and refinanced approximately $155 million of outstanding debt at significantly lower interest rates. LIBOR has decreased significantly since March 2020, reducing the cost of some of the Company’s debt.

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

Income Taxes. Income tax expense totaled $38.0 million for the nine months ended June 27, 2020, an effective tax rate of 23.9% of pretax income. Income tax expense totaled $18.5 million for the nine months ended June 29, 2019, an effective tax rate of 23.4% of pretax income.

Net Income. Net income totaled $120.7 million for the nine-month period ended June 27, 2020 compared with $60.7 million for the nine-month period ended June 29, 2019. Basic and diluted earnings per share for Class A Common Stock were $6.13 and $5.96, respectively, for the nine months ended June 27, 2020, compared to $3.07 and $2.99, respectively, for the nine months ended June 29, 2019. Basic and diluted earnings per share for Class B Common Stock were each $5.57 for the June 2020 nine-month period compared with $2.80 for the June 2019 nine-month period.

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

Capital expenditures totaled $78.9 million for the nine-month period ended June 27, 2020. These capital expenditures focused on construction on stores scheduled to open later in fiscal 2020, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2020 currently include investments of approximately $100 to $120 million. At this time the Company does not anticipate that the COVID-19 pandemic will have an adverse impact on its capital expenditure plans. The majority of the Company’s fiscal 2020 capital expenditures will be dedicated to continued improvement of its store base and also include investments in stores expected to open in fiscal 2020, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company currently expects that its annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base. Planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $11.4 million at June 27, 2020.

Liquidity

The Company generated $229.0 million net cash from operations in the June 2020 nine-month period compared with $144.5 million during the June 2019 nine-month period. The increase is primarily attributable to higher net income as a result of increased sales due to the COVID-19 pandemic.

Cash used by investing activities for the nine-month periods ended June 27, 2020 and June 29, 2019 totaled $71.6 million and $115.0 million, respectively, consisting primarily of capital expenditures offset by insignificant proceeds from property and equipment sales. Capital expenditures were higher during the prior year nine-month period due to the purchase of a shopping center where the Company had previously leased a store.

Cash used by financing activities totaled $47.3 million for the nine-month period ended June 27, 2020, compared with $21.5 million for the nine-month period ended June 29, 2019. The increase is primarily related to the repayment of certain long-term borrowings.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”). The Notes bear an interest rate of 5.750% per annum and were issued at par. In November 2019, the Company closed the $155 million Loan and issued notice to redeem a like principal amount of the Notes. The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019. The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest payments based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. The Company will recognize debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020. This $150 million is included in the line “Current portion of long-term debt” on the June 27, 2020 Condensed Consolidated Balance Sheet.

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes will be redeemed at 100.958% of par value on August 27, 2020. The Company will recognize debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020. Following this redemption, there will be $295.0 million of the Notes outstanding.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.5 million of unused letters of credit were issued at June 27, 2020. The Company is not required to maintain compensating balances in connection with the Line. At June 27, 2020, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $68.0 million as of June 27,2020. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

The Company has an interest rate swap agreement for a current notional amount of $44.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $149.8 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 27, 2020, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.2 billion of additional borrowings (including borrowings under the Line) as of June 27, 2020.

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

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of June 27, 2020:

Contractual Obligations		Less than	1-3	3-5	More than
(amounts in thousands)	Total	1 year	years	years	5 years
Long-term debt and line of credit	$819,277	$168,936	$433,296	$40,381	$176,664
Scheduled interest on long-term debt (1)	125,079	36,359	71,576	7,366	9,778
Advance payments on purchase contracts	3,330	1,777	600	100	853
Operating leases (2)	60,911	9,439	16,210	8,874	26,388
Construction commitments	11,396	11,396	—	—	—
Total	$1,019,993	$227,907	$521,682	$56,721	$213,683

(1)	Scheduled interest on floating debt calculated using rates in effect on June 27, 2020.
(2)

Operating lease obligations in the above table do not include variable common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases. These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 92% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. The Company’s self-insurance reserves totaled $33.5 million at June 27, 2020 and $31.0 million at September 28, 2019. Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future. For this reason they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management employees who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. The liability to plan participants totaled $15.7 million at June 27, 2020 and $16.4 million at September 28, 2019. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted. For this reason they are not included in the above table.

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

	Nine Months Ended
	June 27,	June 29,
	2020	2019
All items	0.1%	0.2%
Food and beverages	0.4%	0.1%
Energy	(1.7)%	—%

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, growth strategies, future profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential impact of the COVID-19 pandemic on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $193.8 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2019.

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2020, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2019. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of June 27, 2020.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2020.

No changes in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1A. RISK FACTORS

The following risk factor disclosure should be read in conjunction with the risk factors described in the Company’s most recent Annual Report on Form 10-K.

Coronavirus (COVID-19) Pandemic Impact

The coronavirus (COVID-19) pandemic was declared a national emergency on March 13, 2020 and the Company was classified as an essential business. We remained open to safely serve the needs of our customers during various isolation measures imposed to reduce pandemic risks.

These measures closed schools, restaurants, and many businesses in the Company’s market area. Sales and customer traffic increased and the Company’s implemented numerous sanitation, face covering and social distancing protocols to keep our customers and our associates safe. These protocols included changes to operating hours, frequent extensive cleaning, personal protective equipment, and measures to maintain safe distances in our stores. We hired additional associates due to the increased demands on our stores and our distribution center, and our business could be negatively impacted by a shortage of qualified labor.

At the present time, we do not know how long current national, state and local mandates related to the pandemic will continue, or how mandates will change in the future. We do not know how our customer base will be impacted by unemployment, the reopening of schools and businesses, or various assistance programs. We may experience adverse impacts to our business as a result of economic recession, and/or reduced consumer confidence.

We do not know what risks may impact our suppliers as a result of plant closures or transportation disruptions. Our supply chain could be adversely impacted due to increased demand, the availability of transportation, as well as adequate warehouse space and personnel. We offered rent deferrments to our tenants, but we do not know the longer-term impact on tenants in Company-owned shopping centers.

Any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, may materially increase costs, negatively impact sales and adversely affect the Company’s financial condition, results of operations, cash flows and its liquidity position. The significance and duration of any such impacts are not possible to predict due to the overall uncertainty associated with the coronavirus (COVID-19) pandemic.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 6, 2020	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 6, 2020	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer