Form 10-K
period 2020-09-26
INGLES MARKETS INC
filed 2020-12-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 26, 2020

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

As of March 28, 2020, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 28, 2020, was approximately $469 million. As of December 4, 2020, the registrant had 14,213,035 shares of Class A Common Stock outstanding and 6,046,741 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 26, 2020

This Annual Report of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects, plans and objectives of management, are forward-looking statements. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•business and economic conditions generally in the Company’s operating area, including inflation or deflation;

•the ongoing impact of the COVID-19 pandemic on Company traffic, sales and profitability as many schools, restaurants and other business have operated at reduced levels since March 2020;

•the additional costs incurred by the Company due to the COVID-19 pandemic for additional staff, cleaning and compliance with social distancing guidelines;

•the level of COVID-19 assistance provided to customers in the Company’s market area and its impact on Company sales;

•the Company’s ability to successfully implement our expansion and operating strategies;

•pricing pressures and other competitive factors, including online-based procurement of products the Company sells;

•sudden or significant changes in the availability of gasoline and retail gasoline prices;

•the maturation of new and expanded stores;

•general concerns about food safety;

•the Company’s ability to manage technology and data security;

•the availability and terms of financing;

•increases in costs, including food, utilities, labor and other goods and services significant to the Company’s operations;

•success or failure in the ownership and development of real estate;

•changes in the laws and government regulations applicable to the Company;

•disruptions in the efficient distribution of food products;

•changes in accounting pronouncements that could impact the Company’s reported financial results and compliance with various debt agreements; and

•other risks and uncertainties, including those described under the caption “Risk Factors” in Item 1A of this Annual Report.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Annual Report. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report are made only as of the date hereof. The Company does not undertake and specifically declines any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except to the extent required by applicable law.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated, a North Carolina corporation (collectively with its subsidiaries, (“Ingles,” or the “Company,” “we,” “us” or “our’), a leading supermarket chain in the southeast United States, operates 197 supermarkets in North Carolina (73), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

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

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target markets and modernize the appearance and layout of its existing stores. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring local organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items.

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

The Company owns 161 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. The Company also owns 22 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

As of September 26, 2020, Mr. Robert P. Ingle II, our Chairman, owned beneficially (as defined by the Exchange Act) approximately 76% of the combined voting power and 29% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became publicly traded in September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on, or accessible through, the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and supplements to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

Business

The Company operates one primary business segment, retail grocery. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)
	2020		2019		2018
Revenues from unaffiliated customers:
Grocery	$1,694.0		$1,443.4		$1,413.1
Non-foods	1,067.0		936.2		874.7
Perishables	1,261.5		1,110.7		1,078.7
Gasoline	459.6		581.1		604.9
Total retail	4,482.1	97.2%	4,071.4	96.9%	3,971.4	97.0%
Other	128.5	2.8%	130.6	3.1%	121.4	3.0%
	$4,610.6	100.0%	$4,202.0	100.0%	$4,092.8	100.0%
Income from operations:
Retail	$264.4	94.1%	$135.4	89.0%	$111.2	89.1%
Other	16.5	5.9%	16.8	11.0%	13.6	10.9%
	280.9	100.0%	152.2	100.0%	124.8	100.0%
Other income, net	1.7		1.8		3.1
Interest expense	40.5		47.4		47.6
Loss on early extinguishment of debt	7.1		—		—
Income before income taxes	$235.0		$106.6		$80.3

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

At September 26, 2020, the Company operated 188 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The COVID-19 pandemic in fiscal year 2020 impacted supermarket operations, as the Company implemented several enhanced clearing and social distancing protocols to keep our customers and our associates safe.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2020	2019	2018	2020	2019	2018
North Carolina	73	73	72	41%	41%	42%
South Carolina	35	36	36	19%	19%	18%
Georgia	66	66	69	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	197	198	200	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 26, 2020, the Company operated 109 pharmacies and 106 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2020	2019	2018	2017	2016
Weighted Average Sales Per Store (000’s) (1)	$22,215	$20,189	$19,674	$19,133	$18,107
Total Square Feet at End of Year (000’s)	11,256	11,247	11,329	11,173	11,117
Average Total Square Feet per Store	57,138	56,806	56,643	56,146	55,310
Average Square Feet of Selling Space per Store (2)	39,997	39,765	39,650	39,302	38,717
Weighted Average Sales per Square Foot of Selling Space (1) (2)	568	516	502	494	471

(1)Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and gasoline sales.

(2)Selling space is estimated to be 70% of total interior store square footage.

Merchandising

The Company’s merchandising strategy is designed to create a comprehensive and satisfying shopping experience that blends value and customer service with variety, quality and convenience. Management believes that this strategy fosters a loyal customer base by establishing a reputation for providing high quality products and a variety of specialty departments.

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant. The Company’s market areas contain numerous providers of quality local products, which is in line with current customer preferences for goods produced where they live. Management believes that customers perceive supermarkets offering a broad array of products and time-saving services as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that enhance the shopping experience. The Company operates fuel stations at 106 of its store locations.

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

As a result of COVID-19 restrictions, the Company’s in-store dining areas were either closed or operated at reduced capacity during much of fiscal year 2020. Other pandemic changes to merchandising included modification of many self-service areas such as salad bars, baked goods and nuts. Depending upon location, some of these restrictions continue in place.

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

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 193 tractors and 751 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

During fiscal year 2020, the pandemic caused temporary disruption in the receipt of some products and our distribution system encountered difficulty in getting product to our stores to meet spikes in customer demand. By the end of fiscal year 2020 these issues have been substantially resolved.

The Company receives product recall information from various subscription, government and vendor sources. Upon receipt of recall information, the Company immediately contacts each of its stores to have the recalled product removed from the shelves and disposes of the product as instructed. The Company may also use social media to communicate product recall information to the public. The Company has a policy of refunding and/or replacing any goods returned by customers. The details of this policy are posted inside each of the Company’s stores.

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

The following table sets forth, for the periods indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2020	2019	2018	2017	2016
Number of Stores:
Opened (1)	—	1	5	2	1
Closed (1)	1	3	4	4	1
Stores open at end of period	197	198	200	199	201
Size of Stores:
Less than 42,000 sq. ft.	46	48	49	50	53
42,000 up to 51,999 sq. ft.	22	22	22	22	24
52,000 up to 61,999 sq. ft.	47	47	48	50	51
At least 62,000 sq. ft.	82	81	81	77	73
Average store size (sq. ft.)	57,138	56,806	56,643	56,146	55,310

(1)Excludes new stores opened to replace existing stores.

The Company’s ability to open new stores is subject to many factors, including the acquisition of satisfactory sites, as well as zoning limitations and other governmental regulation. In addition, the Company’s expansion, remodeling and replacement plans are continually reviewed and are subject to change. See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s capital expenditures.

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

By concentrating its operations within a relatively small geographic region, the Company is also positioned to more carefully monitor its markets and the needs of its customers within those markets. The Company’s senior executives live and work in the Company’s operating region, thereby allowing management to quickly identify changes in needs and customer preference. Because of the Company’s size, store managers have direct access to senior corporate management and are able to receive quick decisions regarding requested changes in operations. The Company can then move quickly to make adjustments in its business in response to changes in the market and customer needs.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in the Company’s market area. During fiscal year 2020, typical seasonality was disrupted by the COVID-19 pandemic. Beginning in March 2020, many schools eliminated in-person classes in favor of online education, restaurants closed or operated at reduced capacity and non-essential travel declined. These factors contributed to increased sales in the Company’s supermarkets in excess of typical seasonal factors.

The Company’s fluid dairy operations have a slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate operations are not subject to seasonal variations.

Human Capital

At September 26, 2020, the Company had approximately 27,000 associates, of which 92% were supermarket personnel. Approximately 61% of these associates work on a part-time basis. Management considers labor relations to be good. The Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. Recently, competition for labor has been more intense, resulting in higher costs to attract and retain associates. The COVID-19 pandemic increased our need for associates to accommodate a higher level of sales as well as to comply with more rigorous cleaning and social distancing recommendations. The Company has responded by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates.

The Company has various programs to ensure adequate store staffing levels at any given time during the week. Store managers are given tools to assist in scheduling and levels of staffing. We provide flexible scheduling to accommodate the needs of our full and part-time associates, and we also provide incentives for associates based on the achievement of operating and safety goals. During fiscal year 2020, the Company provided $15 million in extra associate appreciation bonuses. Additionally, the Company made technology investments to allow efficient remote work environments for associates that do not work in our stores or distribution center.

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

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Health and Safety Administration and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations are in material compliance with such laws and regulations. The Company is not aware of any proposed regulations that would materially affect the Company’s business, financial condition, or results of operations.

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

Coronavirus (COVID-19) Pandemic Impact

We are unable to predict the ongoing impact of the coronavirus (COVID-19) pandemic on Company traffic, sales and profitability.

The coronavirus (COVID-19) pandemic was declared a national emergency on March 13, 2020 and the Company was classified as an essential business. We have remained open to safely serve the needs of our customers during various isolation measures imposed to reduce pandemic risks.

These measures closed schools, restaurants, and many businesses in the Company’s market area. Sales and customer traffic increased and the Company implemented numerous sanitation, face covering and social distancing protocols to keep our customers and our associates safe. These protocols included changes to operating hours, frequent extensive cleaning, use of personal protective equipment, and measures to maintain safe distances in our stores. We hired additional associates due to the increased demands on our stores and our distribution center. Even as many areas of the economy and education system have re-opened, we have continued to operate at an elevated level.

At the present time, we do not know how long current national, state and local mandates related to the pandemic will continue, or how mandates will change in the future. We do not know how our customer base will be impacted by unemployment, the reopening of schools and businesses, or various assistance programs. We may experience adverse impacts to our business as a result of an economic recession, and/or reduced consumer confidence.

We do not know what risks may impact our suppliers as a result of plant closures or transportation disruptions. Our supply chain could be adversely impacted due to increased demand, the availability of transportation, as well as adequate warehouse space and personnel. We offered rent deferments to our tenants, but we do not know the longer-term impact on tenants in Company-owned shopping centers.

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

Risks Related to Our Business and Industry

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Safety and Health Administration. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for associates and on the cost of processing debit and credit card transactions. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

The Company is affected by certain operating costs which could increase or fluctuate considerably.

The Company depends on qualified associates to operate the Company’s stores. A shortage of qualified associates could require the Company to enhance the Company’s wage and benefit package in order to better compete for and retain qualified associates, and the Company may not be able to recover these increased labor costs through price increases charged to customers, which could significantly increase the Company’s operating costs.

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

The Company operates fuel stations at 106 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Risk Related to Ownership of Our Common Stock

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership (as defined by the applicable rules under the Exchange Act) represents approximately 76% of the combined voting power of all classes of the Company’s capital stock as of September 26, 2020. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

The Company is a Controlled Company under the NASDAQ Marketplace Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ rules), and that the Company have a nominating committee for Director candidates.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 161 of its supermarkets either as free-standing locations or in shopping centers where it is the anchor tenant. The Company also owns 22 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 7.7 million square feet of leasable space, of which 4.0 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	15
50,000 – 100,000 square feet	35
More than 100,000 square feet	32
Total	82

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

Rental rates generally range from $3.00 to $7.68 per square foot. During fiscal 2020, 2019 and 2018, the Company paid cash supermarket rent of $10.2 million, $10.3 million and $10.8 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 26, 2020, with respect to the initial and any renewal option terms of leased supermarkets:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2020-2031	5
2032-2046	1
2047 or after	32

Management believes that the long-term rent stability provided by these leases is a valuable asset of the Company.

Item 3. LEGAL PROCEEDINGS

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims would not materially affect the Company’s business, financial condition, results of operations or cash flows.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA”. There is no public market for the Company’s Class B Common Stock. Under the terms of the Company’s Articles of Incorporation, any holder of Class B Common Stock may convert any portion or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.  For additional information regarding the voting powers, preferences and relative rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

As of December 4, 2020, there were approximately 375 holders of record of the Company’s Class A Common Stock and 110 holders of record of the Company’s Class B Common Stock. The following table sets forth the reported high and low closing sales price for the Class A Common Stock during the periods indicated as reported by NASDAQ. The quotations reflect actual inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2020 Fiscal Year	High	Low
First Quarter (ended December 28, 2019)	$48.14	$38.08
Second Quarter (ended March 28, 2020)	$48.60	$32.45
Third Quarter (ended June 27, 2020)	$44.46	$33.81
Fourth Quarter (ended September 26, 2020)	$44.01	$35.40

2019 Fiscal Year	High	Low
First Quarter (ended December 29, 2018)	$34.10	$25.95
Second Quarter (ended March 30, 2019)	$31.37	$27.22
Third Quarter (ended June 29, 2019)	$32.07	$26.10
Fourth Quarter (ended September 28, 2019)	$42.50	$30.32

On December 4, 2020, the closing sales price of the Company’s Class A Common Stock on The NASDAQ Global Select Market was $37.68 per share.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 36 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2020 and fiscal 2019, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 15, 2020 to common stockholders of record on October 8, 2020. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2020 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 26, 2020 and assume that $100 was invested after the close of the market on September 26, 2015, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2016	2017	2018	2019	2020
Ingles Markets, Incorporated Class A Common Stock	$88.47	$59.90	$81.58	$94.54	$90.28
S&P 500 Comprehensive – Last Trading Day Index	$115.43	$136.91	$161.43	$168.30	$193.80
2020 Peer Group	$101.02	$76.13	$102.29	$102.87	$132.02

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 26, 2015.

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

	Selected Income Statement Data for the Years Ended September
	(in thousands, except per share amounts)
	2020	2019	2018		2017	2016
Net Sales	$4,610,609	$4,202,034	$4,092,805		$4,002,700	$3,794,977
Net Income	178,601	81,580	97,365	(2)	53,874	54,189
Diluted Earnings per Common Share
Class A	$8.82	$4.03	$4.81		$2.66	$2.68
Class B	8.24	3.76	4.49		2.49	2.50
Cash Dividends per Common Share
Class A	$0.66	$0.66	$0.66		$0.66	$0.66
Class B	0.60	0.60	0.60		0.60	0.60

	Selected Balance Sheet Data at September
	(in thousands)
	2020	2019	2018		2017	2016
Current Assets	$470,187	$497,103	$496,743		$445,840	$418,487
Property and Equipment, net	1,354,490	1,344,267	1,303,044		1,265,112	1,247,882
Total Assets	1,899,299	1,867,328	1,824,911		1,733,306	1,686,478
Current Liabilities, including Current Portion of Long-Term Debt	323,813	247,579	260,138		245,563	241,605
Long-Term Liabilities, net of Current Portion (1)	682,821	881,527	894,898		906,772	903,249
Stockholders’ Equity	819,331	662,723	595,414		511,052	470,176

(1)Excludes long-term deferred income tax liability.

(2)Includes $37.3 million income tax benefit from tax law changes and adoption of a different tax depreciation calculation method.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 197 supermarkets in North Carolina (73), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 26, 2020, the Company operated 109 in-store pharmacies and 106 fuel centers. Ingles also operates a fluid dairy and earns shopping center rentals.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the presentation of Ingles’ financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Since October 1, 2019, the excess liability limit has been $1,000,000 for general liability. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $34.1 million and $31.0 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 26, 2020 and September 28, 2019, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.7 million at September 26, 2020 and $3.6 million at September 28, 2019.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $107.5 million, $111.7 million and $116.5 million for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.0 million, $13.8 million, and $14.1 million for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively. During fiscal year 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered the Company a lower level of incentives to sell their products.

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

Results of Operations

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, each consisted of 52 weeks of operations.

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For the fiscal years ended September 26, 2020 and September 28, 2019 comparable store sales each included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Gross profit	26.0	24.3	24.0
Operating and administrative expenses	20.0	20.8	20.9
Gain from sale or disposal of assets	0.1	0.1	—
Income from operations	6.1	3.6	3.1
Other income, net	0.1	—	0.1
Interest expense	0.9	1.1	1.2
Loss on early extinguishment of debt	0.2	—	—
Income before income taxes	5.1	2.5	2.0
Income tax expense (benefit)	1.2	0.6	(0.4)
Net income	3.9	1.9	2.4

Fiscal Year Ended September 26, 2020 Compared to the Fiscal Year Ended September 28, 2019

The Company’s fiscal year 2020 performance was heavily influenced by the COVID-19 pandemic, which was declared a national emergency on March 13, 2020. Various stay-at-home measures were enacted, most schools closed to in-person learning, and restaurant dining was severely restricted. Many of these measures, though relaxed, have remained in place during the fall of 2020 and resulted in higher retail grocery sales throughout the United States.

Net income for the fiscal year ended September 26, 2020 was $178.6 million, compared with net income of $81.6 million for the fiscal year ended September 28, 2019, primarily due to the impact of the COVID-19 pandemic, as more persons relied upon their local grocery stores for food and non-food products given travel restrictions and limited options for dining out. Net income as a percentage of sales was 3.9% for fiscal year 2020 compared with 1.9% for fiscal year 2019.

Sales and gross margin increased in the retail segment, including increases in gasoline gross profit. Expenses increased primarily as a result of pandemic-related increases in staffing levels, sanitation expenses and social distancing measures. Fluid dairy income increased slightly over the comparable fiscal year, and real estate income decreased as some tenants deferred rent payments for up to three months during the early part of the pandemic.

Net Sales. Net sales for the fiscal year ended September 26, 2020 totaled $4.61 billion, compared with $4.20 billion for the fiscal year ended September 28, 2019.

Retail comparable sales excluding gasoline increased 15.1% during fiscal 2020 compared with 2019. The number of transactions (excluding gasoline) decreased 3.1% while the average transaction size (excluding gasoline) increased by 15.8%. Comparing fiscal 2020 with 2019, gasoline gallons sold decreased 6.3% and per gallon gasoline prices decreased 15.6%.

Sales by product category for the fiscal years ended September 26, 2020 and September 28, 2019 were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2020	2019
Grocery	$1,693,961	$1,443,394
Non-foods	1,066,939	936,173
Perishables	1,261,537	1,110,683
Gasoline	459,639	581,146
Total retail grocery	$4,482,076	$4,071,396

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 26, 2020 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 28, 2019	$4,071,396
Comparable store sales increase	402,113
Impact of stores closed in fiscal 2020 and 2019	(14,146)
Sales growth stores opened fiscal 2020 and 2019	23,036
Other	(323)
Total retail grocery sales for the fiscal year ended September 26, 2020	$4,482,076

Increased fiscal 2020 sales resulted primarily from the COVID-19 pandemic, as stay at home orders closed schools, limited restaurant options, and increased at-home meal preparation. Increased sales were also from new and replacement stores, the introduction of new products and product presentation, especially in higher margin products, effective promotions and cost competitiveness. We continue to improve our use of data gained from The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) to increase net sales and comparable store sales through enhanced loyalty programs and special offers. Information obtained from holders of the Ingles Advantage Card also assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Sales in the 2021 fiscal year compared with fiscal 2020 will in large part depend upon the duration of the COVID-19 impact on our market area. Until there is a widely available vaccine, it is possible that restrictions will continue to be in place on restaurants and schools, among other things, which we expect will result in a continuation of above-average consumer reliance on grocery retailers. The Company anticipates adding new stores in fiscal 2021, expects to continue remodeling a significant number of existing stores, and plans to add more fuel stations and pharmacies.

Gross Profit. Gross profit for the fiscal year ended September 26, 2020 increased $176.3 million, or 17.3%, to $1.20 billion compared with $1.02 billion for the fiscal year ended September 28, 2019. As a percentage of sales, gross profit totaled 26.0% for the fiscal year ended September 26, 2020 and 24.3% for the fiscal year ended September 28, 2019. Gasoline gross profit increased $0.3 million for fiscal year 2020 compared with 2019.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 88 basis points in fiscal 2020 compared with fiscal 2019. The gross margin increase was primarily due to COVID-19 market factors that impacted prices and mix of products sold. There was less overall discounting of products sold in the Company’s stores, and sales of higher margin meal replacements benefitted from reduced restaurant dining.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $47.8 million, or 5.5%, to $921.7 million for the fiscal year ended September 26, 2020, from $873.9 million for the fiscal year ended September 28, 2019. As a percentage of sales, operating and administrative expenses were 20.0% and 20.8% for fiscal years 2020 and 2019, respectively. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 22.0% for fiscal 2020 compared with 23.9% for fiscal 2019. Fiscal year 2020 sales growth resulted in operating expense leverage.

A breakdown of the major increases and (decreases) in operating and administrative expenses is as follows.

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	(in millions)	sales
Salaries and wages	$39.6	0.86%
Advertising and promotion	$5.8	0.13%
Repairs and maintenance	$3.6	0.08%
Utilities and fuel	$(3.2)	(0.07)%
Taxes and licenses	$2.8	0.06%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, pandemic-related additional cleaning and sanitizing, and changes to the sales mix. In general, the labor market in the Company’s market area has become more competitive.

Advertising and promotion expenses increased as a result of lower vendor contributions to offset the cost of advertising.

Repairs and maintenance increased due to additional safety and sanitation equipment necessitated by COVID-19, a higher level of maintenance required on more sophisticated equipment, and updated lighting in our stores.

Utilities and fuel expenses decreased due to market decreases in the cost of gasoline and other energy forms.

Taxes and licenses increased in the areas of property taxes and licenses required for food service, gasoline and general business.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $4.4 million for fiscal year 2020 and $4.1 million for fiscal year 2019. During fiscal year 2020, the Company recognized $3.5 million from the sales of land. During the fiscal year 2019, the Company recognized a $3.2 million gain on the sale of a former store property. There were no other significant sale/disposal transactions in either fiscal year 2020 or 2019.

Other Income, Net. Other income, net totaled $1.7 million and $1.8 million for the fiscal years ended September 26, 2020 and September 28, 2019, respectively. Other income consists primarily of sales of waste paper and packaging.

Interest Expense. Interest expense totaled $40.5 million for the fiscal year ended September 26, 2020 and $47.4 million for the fiscal year ended September 28, 2019. Total debt was $605.5 million at the end of fiscal 2020 compared with $852.2 million at the end of fiscal 2019. During fiscal year 2020, the Company refinanced or repaid $405.0 million of 5.75% Senior Notes due 2023 (the “Notes”). The Notes currently carry the highest interest rate of all the Company’s debt.

Loss on Early Extinguishment of Debt. In November 2019, the Company closed a $155 million ten-year amortizing real estate loan (the “Loan”) and issued a redemption notice for a like principal amount of the Notes. The Loan was funded and the Notes redeemed thirty days after the redemption notice in December 2019. The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. The Company recognized debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020.

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. The Company recognized debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020.

Income Taxes. Income tax expense totaled $56.4 million for fiscal year 2020, an effective tax rate of 24.0%. This compares with an income tax expense totaling $25.0 million and an effective tax rate of 23.5% for fiscal year 2019.

Net Income. Net income totaled $178.6 million for the fiscal year ended September 26, 2020 compared with net income of $81.6 million for the fiscal year ended September 28, 2019. Basic and diluted earnings per share for Class A Common Stock were $9.06 and $8.82, respectively, for the fiscal year ended September 26, 2020 compared with $4.14 and $4.03, respectively, for the fiscal year ended September 28, 2019. Basic and diluted earnings per share for Class B Common Stock were each $8.24 for the fiscal year ended September 26, 2020 compared with $3.76 of basic and diluted earnings per share for the fiscal year ended September 28, 2019.

Fiscal Year Ended September 28, 2019 Compared to the Fiscal Year Ended September 29, 2018

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 28, 2019, filed with the SEC on December 10, 2019, for a discussion of the year ended September 28, 2019 as compared to September 29, 2018.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores which provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.

Capital expenditures totaled $122.8 million and $161.8 million for fiscal 2020 and 2019, respectively. Major capital expenditures included the following:

	2020	2019
New stores	0	1
Store sites/land parcels purchased	2	4
New fuel stations added	2	3

(including those added at new or replacement stores)

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal 2021 include investments of approximately $120 to $160 million. At this time, the Company does not anticipate that the COVID-19 pandemic will have an adverse impact on its capital expenditure plans. The Company currently plans to dedicate the majority of its fiscal 2021 capital expenditures to continued improvement of its store base including the construction of one or more new/remodeled stores. Additionally, the Company’s planned fiscal 2021 capital expenditures include investments in stores expected to open in fiscal 2022, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant. The Company also plans to consider property acquisitions for future store development.

The Company currently expects that its net annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores, major store remodels/expansions, and build-out of tenant space under the long-term leases. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include borrowings under the Company’s $175 million of committed line of credit, other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.1 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 26, 2020 totaled $16.9 million.

Liquidity

The Company generated $350.1 million of cash from operations in fiscal 2020 compared with $211.5 million for fiscal 2019. The increase was primarily due to higher pre-tax income and increased working capital from higher accounts payable.

Cash used by investing activities for fiscal 2020 totaled $117.4 million compared with $152.8 million for fiscal 2019. The Company’s most significant investing activity is capital expenditures, which declined in fiscal 2020 as compared to fiscal 2019.

The Company’s cash used by net financing activities totaled $268.0 million and $27.1 million for fiscal years 2020 and 2019, respectively. The current fiscal year increase is due primarily to early redemption of a portion of the outstanding Notes.

In June 2013, the Company issued $700.0 million aggregate principal amount of the “Notes”. The Notes bear interest at the rate of 5.75% per annum and were issued at par.

In November 2019, the Company closed the $155 million Loan and issued a notice to redeem a like principal amount of the Notes. The Loan was funded and the Notes were redeemed thirty days after the redemption notice in December 2019. The Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ending December 28, 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest payments based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. The Company recognized debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020.

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. The Company recognized debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020. Following this redemption, there are $295.0 million aggregate principal amount of the Notes outstanding.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 26, 2020. The Company is not required to maintain compensating balances in connection with the Line. At September 26, 2020, the Company had $38.9 million outstanding under the Line.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). At the present time, none of the Company’s lenders have contacted the Company about the transition away from LIBOR for the Company’s borrowings that bear interest based on LIBOR.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction and equipping of an approximately 830,000 square foot new warehouse and distribution center located in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4,530,000 began on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to September 2026.

The Company has an interest rate swap agreement for a current notional amount of $42.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $147.9 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bond and Notes indenture in the event of default under any one instrument.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 26, 2020, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.47 billion of additional borrowings (including borrowings under the Line) as of September 26, 2020.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the Line and long-term debt financing. The Company believes, based on its current results of operations and financial condition, that its financial resources, including cash balances, the existing Line, short- and long-term financing expected to be available to it and internally generated funds, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there can be no assurance that any such sources of financing will be available to the Company on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of intangible factors. These factors may include, among others, resolution of the COVID-19 pandemic, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed above and elsewhere under “Item 1A. Risk Factors.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

The Company has assumed various financial obligations and commitments in the normal course of its operations and financing activities. Financial obligations are considered to represent known future cash payments that the Company is required to make under existing contractual arrangements, such as debt and lease arrangements. The following table represents the scheduled maturities of the Company’s long-term contractual obligations as of September 26, 2020:

Payment Due by Period

Contractual Obligations		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt and line of credit	$605,504	$19,306	$373,048	$40,427	$172,723
Scheduled interest on long-term debt (1)	82,530	22,891	43,278	7,946	8,415
Advance payments on purchase contracts	2,826	1,386	500	100	840
Operating leases (2)	61,474	9,694	16,802	9,366	25,612
Construction commitments	16,928	16,928	—	—	—
Total	$769,262	$70,205	$433,628	$57,839	$207,590

(1)Scheduled interest on floating rate debt calculated using rates in effect on September 26, 2020.

(2)Operating lease obligations in the above table do not include common area maintenance, insurance, utility and tax payments for which the Company is obligated under certain operating leases. These amounts are not significant compared with the operating lease payments listed in the above table.

The Company has entered supply contracts to provide approximately 90% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. The Company’s self-insurance reserves totaled $34.1 million at September 26, 2020 and $31.0 million at September 28, 2019. Self-insurance liabilities are based on estimates and actuarial assumptions and can fluctuate in both amount and in timing of cash settlement if historical trends are not predictive of the future. For this reason, they are not included in the above table.

The Company has a nonqualified investment plan to provide retirement benefits to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. The liability to plan participants totaled $18.0 million at September 26, 2020 and $16.4 million at September 28, 2019. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted. For this reason, they are not included in the above table.

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims will not materially affect the Company’s financial position, the results of its operations, or its cash flows.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 26,2020 other than as described elsewhere in this Form 10-K.

Amounts available to the Company under commercial commitments as of September 26, 2020, were as follows:

Amount of Commitment Expiration per Period

Other Commercial Commitments		Less than			More than
(amounts in thousands)	Total	1 year	1-3 years	3-5 years	5 years
Available line of credit	$126,721	$—	$126,721	$—	$—
Letters of credit-standby	9,395	9,395	—	—	—
Potential commercial commitments	$136,116	$9,395	$126,721	$—	$—

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

Certain of the Company’s long-term debt agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. These covenants have the effect of restricting certain types of transactions, including the payment of cash dividends generally and in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the Notes.

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

	Twelve Months Ended
	September 26,	September 28,
	2020	2019
All items	1.4%	1.7%
Food and beverages	3.9%	1.8%
Energy	(7.7)%	(4.8)%

New Accounting Pronouncements

For new accounting pronouncements, see Note 1 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Outlook and Trends in the Company’s Markets

The COVID-19 pandemic that began in March 2020 has had a significant impact on the Company’s markets for fiscal year 2020 and the beginning of fiscal year 2021. We do not know how long and to what extent COVID-19 will impact our markets in fiscal year 2021.

The Company has improved the interior layout and product offerings in a significant number of stores over the past few fiscal years. Economic conditions have remained favorable and the Company continues to increase and improve its total retail square footage.

The Company has begun live testing of its “click and collect” offering where customers order online, their orders are picked by Company associates, and are loaded to the customer’s vehicle at a time selected by the customer.

The Company continually assesses and modifies its business model to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a period of time and it is possible that new trends will develop which will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•The supermarket industry will remain highly competitive and will be characterized by industry consolidation, fragmented food retail platforms, and continued competition from super centers and other non-supermarket operators.

•Traditional supermarket products will be acquired by customers in new and diverse ways, including online ordering, home delivery and pre-picked for customer pickup.

•Economic conditions will continue to affect customer behavior. Economic conditions may affect purchasing patterns with regard to meal replacement items, private label purchases, promotions and product variety.

•The Company and its customers will continue to become more environmentally aware, evidenced by the Company’s increased recycled waste paper and pallets and customers’ increased usage of reusable shopping bags.

•Volatile petroleum costs will impact utility and distribution costs, plastic supplies cost and may change customer shopping and dining behavior.

•Retail gasoline costs and retail prices will continue to be volatile, affecting the Company’s gasoline sales and gross margin.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of gasoline sales) and will carefully monitor its product mix and customer trends.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the Line, real estate and equipment financing, the Notes and the Recovery Zone bonds. The Line, along with cash flow from operations, is used to maintain liquidity and fund business operations.

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 26, 2020 and September 28, 2019, respectively (in thousands):

September 26, 2020	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Line of credit	$—	$38,884	$—	$—	$—	$—	$38,884	$38,884
Average variable interest rate	—%	3.75%	—%	—%	—%	—%	3.75%
Long-term debt, variable interest rate (1)(2)	$15,590	$15,671	$15,755	$15,842	$15,935	$128,045	$206,838	$206,838
Average year-end interest rate (1)(2)	1.75%	1.76%	1.76%	1.76%	1.76%	1.68%	1.71%
Long-term debt, fixed interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$45,380	$68,030	$68,030
Average year-end interest rate	1.64%	1.64%	1.64%	1.64%	1.64%	1.64%	1.64%
Senior Notes, fixed interest rate	$—	$—	$295,000	$—	$—	$—	$295,000	$297,950
Average interest rate	—%	—%	5.75%	—%	—%	—%	5.75%

September 28, 2019	2020	2021	2022	2023	2024	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)	$7,761	$7,840	$7,921	$8,005	$8,092	$25,147	$64,766	$64,766
Average year-end interest rate (1)	3.79%	3.79%	3.80%	3.80%	3.80%	3.80%	3.80%
Long-term debt, fixed interest rate	$1,996	$2,083	$2,174	$2,270	$2,369	$9,291	$20,183	$20,183
Average interest rate	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%	4.29%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$49,910	$72,560	$72,560
Average year-end interest rate	3.42%	3.42%	3.42%	3.42%	3.42%	3.42%	3.42%
Senior Notes, fixed interest rate	$—	$—	$—	$700,000	$—	$—	$700,000	$714,875
Average interest rate	—%	—%	—%	5.75%	—%	—%	5.75%

(1)Excludes interest rate swap that fixes at 3.92% the interest rate on $42.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.95% the interest rate on $147.9 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management, but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 26, 2020, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. See Part IV, Item 15 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 26, 2020, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 26, 2020.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 26, 2020 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 26, 2020, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 26, 2020 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2020.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2021 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 26, 2020.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 26, 2020 and September 28, 2019;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 26, 2020, September 28, 2019, and September 29, 2018;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 26, 2020, September 28, 2019, and September 29, 2018;

Consolidated Statements of Cash Flows for the years ended September 26, 2020, September 28, 2019, and September 29, 2018;

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

4.5	*	Description of Capital Stock.

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

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	*	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

101	*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 26, 2020, formatted in XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________

* Filed herewith.

Item 16. FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 26, 2020 and September 28, 2019, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 26, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 26, 2020 and September 28, 2019, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 26, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Accounting Pronouncement Recently Adopted

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in the fiscal year ended September 26, 2020 due to the adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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

Critical Audit Matter

Vendor Allowances – Refer to Note 1 to the consolidated financial statements.

Critical Audit Matter Description

The Company receives funds for a variety of merchandising activities from certain vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of inventory cost and recognized in cost of goods sold when the related inventory is sold. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred.

We identified vendor allowances as a critical audit matter because of the number and diversity of individual vendors agreements. This required an increased extent of effort when performing procedures to evaluate whether the vendor allowances were recorded in accordance with the terms of the vendor agreements.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether vendor allowances were recorded in accordance with the terms of the vendor agreements included the following, among others:

•We tested the operating effectiveness of controls over vendor allowances, including management’s controls over the accrual and recording of vendor allowances as a reduction to the cost of inventory, cost of sales, or advertising expense in accordance with the terms of the vendor agreements.

•We selected a sample of transactions and tested for the appropriateness of recorded reductions to inventory, cost of sales or advertising expense.

•We selected a sample of vendors and confirmed the completeness of programs as well as the amounts earned and terms of the agreement directly with the vendor.

Charlotte, North Carolina

December 8, 2020

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 26, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 26, 2020, of the Company and our report dated December 8, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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

Charlotte, North Carolina

December 8, 2020

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

	2020	2019
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,903,955	$42,125,105
Receivables (less allowance for doubtful accounts of $325,074 – 2020 and $156,145 – 2019)	81,358,357	71,951,303
Inventories	366,824,438	374,129,060
Other	15,100,110	8,897,903
Total current assets	470,186,860	497,103,371
PROPERTY AND EQUIPMENT, NET	1,354,489,690	1,344,267,315
OPERATING LEASE RIGHT OF USE ASSETS	46,590,718	—
OTHER ASSETS	28,031,634	25,957,682
TOTAL ASSETS	$1,899,298,902	$1,867,328,368

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

	2020	2019
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$19,305,976	$12,600,131
Current portion of operating lease liabilities	$8,384,435	$—
Accounts payable - trade	204,110,150	151,329,975
Accrued expenses and current portion of other long-term liabilities	92,012,346	83,649,283
Total current liabilities	323,812,907	247,579,389
DEFERRED INCOME TAXES	73,334,000	75,499,000
LONG-TERM DEBT	586,198,360	839,637,691
NONCURRENT OPERATING LEASE LIABILITIES	40,962,735	—
OTHER LONG-TERM LIABILITIES	55,659,943	41,889,682
Total liabilities	1,079,967,945	1,204,605,762
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,212,360 shares in 2020, 14,180,485 shares in 2019	710,618	709,024
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 6,047,416 shares in 2020, 6,079,291 shares in 2019	302,371	303,965
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(10,251,296)	(1,265,650)
Retained earnings	816,258,015	650,664,018
Total stockholders’ equity	819,330,957	662,722,606
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,899,298,902	$1,867,328,368

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 26, 2020,

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

	2020	2019	2018
Net sales	$4,610,609,025	$4,202,033,610	$4,092,804,877
Cost of goods sold	3,412,357,115	3,180,033,398	3,112,635,516
Gross profit	1,198,251,910	1,022,000,212	980,169,361
Operating and administrative expenses	921,749,183	873,859,464	856,074,106
Gain from sale or disposal of assets	4,434,359	4,052,387	728,386
Income from operations	280,937,086	152,193,135	124,823,641
Other income, net	1,737,596	1,814,971	3,064,690
Interest expense	40,529,096	47,410,104	47,569,703
Loss on early extinguishment of debt	7,101,153	—	—
Income before income taxes	235,044,433	106,598,002	80,318,628
Income tax expense (benefit)	56,443,000	25,018,000	(17,046,000)
Net income	$178,601,433	$81,580,002	$97,364,628

Other comprehensive expense:
Change in fair value of interest rate swap	$(11,887,660)	$(1,674,636)	$—
Income tax benefit	2,902,014	408,986	—
Other comprehensive expense, net of tax	(8,985,646)	(1,265,650)	—
Comprehensive income	$169,615,787	$80,314,352	$—

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$9.06	$4.14	$4.94
Diluted earnings per common share	$8.82	$4.03	$4.81
Class B Common Stock
Basic earnings per common share	$8.24	$3.76	$4.49
Diluted earnings per common share	$8.24	$3.76	$4.49
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 26, 2020,

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	INCOME(LOSS)	EARNINGS	TOTAL
Balance, September 30, 2017	14,084,044	$704,202	6,175,732	$308,787	$12,311,249	$—	$497,727,765	$511,052,003
Net income	—	—	—	—	—	—	97,364,628	97,364,628
Other comprehensive income net of tax						—
Cash dividends
Class A	—	—	—	—	—	—	(9,316,501)	(9,316,501)
Class B	—	—	—	—	—	—	(3,686,322)	(3,686,322)
Common stock conversions	61,341	3,067	(61,341)	(3,067)	—	—	—	—
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	81,580,002	81,580,002
Other comprehensive expense net of tax						(1,265,650)		(1,265,650)
Cash dividends
Class A	—	—	—	—	—	—	(9,346,549)	(9,346,549)
Class B	—	—	—	—	—	—	(3,659,005)	(3,659,005)
Common stock conversions	35,100	1,755	(35,100)	(1,755)	—	—	—	—
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	178,601,433	178,601,433
Other comprehensive expense net of tax						(8,985,646)		(8,985,646)
Cash dividends
Class A	—	—	—	—	—	—	(9,367,248)	(9,367,248)
Class B	—	—	—	—	—	—	(3,640,188)	(3,640,188)
Common stock conversions	31,875	1,594	(31,875)	(1,594)	—	—	—	—
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 26, 2020,

SEPTEMBER 28, 2019 AND SEPTEMBER 29, 2018

	2020	2019	2018
Cash Flows From Operating Activities:
Net income	$178,601,433	$81,580,002	$97,364,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	116,282,239	112,520,100	113,082,675
Non cash operating lease cost	9,091,019	—	—
Gain from sale or disposal of assets	(4,434,359)	(4,052,387)	(728,386)
Loss on early extinguishment of debt	7,101,153	—	—
Receipt of advance payments on purchases contracts	3,996,454	2,284,000	2,108,133
Recognition of advance payments on purchases contracts	(4,026,852)	(2,542,537)	(2,178,062)
Deferred income taxes	737,000	1,447,000	4,543,000
Changes in operating assets and liabilities
Receivables	(9,407,042)	(1,894,409)	(3,727,745)
Inventory	7,304,622	(1,933,639)	(22,862,408)
Other assets	(8,276,159)	33,689,037	(40,549,644)
Operating lease liabilities	(9,463,632)	—	—
Accounts payable and accrued expenses	62,611,221	(9,593,939)	14,187,867
Net Cash Provided By Operating Activities	350,117,097	211,503,228	161,240,058
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	5,413,781	8,958,466	2,340,027
Capital expenditures	(122,767,178)	(161,751,023)	(150,486,508)
Net Cash Used By Investing Activities	(117,353,397)	(152,792,557)	(148,146,481)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	112,835,439	303,810,043	515,395,546
Payments on short-term borrowings	(73,951,369)	(303,810,043)	(515,395,546)
Debt issuance costs	(854,789)	—	—
Proceeds from new long-term borrowings	155,000,000	—	—
Principal payments on long-term borrowings	(442,640,345)	(14,117,316)	(13,465,551)
Prepayment penalties on debt extinguishment	(5,366,350)	—	—
Dividends	(13,007,436)	(13,005,553)	(13,002,823)
Net Cash Used By Financing Activities	(267,984,850)	(27,122,869)	(26,468,374)
(Decrease) increase in Cash and Cash Equivalents	(35,221,150)	31,587,802	(13,374,797)
Cash and Cash Equivalents at Beginning of Year	42,125,105	10,537,303	23,912,100
Cash and Cash Equivalents at End of Year	$6,903,955	$42,125,105	$10,537,303

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018

1. Summary of Significant Accounting Policies

Nature of Operations – Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 197 supermarkets in North Carolina (73), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2020, 2019 and 2018 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – On September 29, 2019, the Company adopted Financial Accounting Standards Board Accounting Standards Update ASU 2016-02, “Leases” (ASU 2016-02), which requires the Company as lessee to recognize most leases on the balance sheet thereby resulting in the recognition of right of use assets and lease liabilities for those leases currently classified as operating leases. The accounting for leases where the Company is the lessor remains largely unchanged. As both lessee and lessor, the Company adopted the standard utilizing the transition election to not restate comparative periods for the impact of adopting the standard. The Company elected the practical expedient related to leases of twelve months or less. The Company elected the package of transition expedients available for expired or existing contracts, which allowed the carryforward of historical assessments of (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs.

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

Cash and Cash Equivalents – All highly liquid investments with a maturity of three months or less when purchased are considered cash. Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 26, 2020 and September 28, 2019, respectively.

At September 26, 2020 demand deposits of approximately $2.2 million in five banks exceed the $250,000 FDIC insurance limit per bank.

Interest Rate Swaps – The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on some of its debt instruments. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company has designated its swaps as cash flow hedges, for which the Company records the effective portions of changes in its fair value, net of tax, in other comprehensive income (loss). To the extent interest rate swaps are determined to be ineffective, the Company recognizes the change in the estimated fair value of the swaps in earnings.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $116.3 million, $112.5 million and $113.1 million for fiscal years 2020, 2019 and 2018, respectively.

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

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Effective October 1, 2019 the excess liability limit was increased to $1,000,000 for general liability. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $34.1 million and $31.0 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 26, 2020 and September 28, 2019, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.7 at September 26, 2020 and $3.6 million at September 28, 2019. The Company is required in certain cases to obtain letters of credit to support its self-insured status. At fiscal year-end 2020, the Company’s self-insured liabilities were supported by a $2.6 million certificate of deposit and by $8.9 million of undrawn letters of credit which expire between September and November 2020. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2016. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2020, 2019, and 2018.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $15.8 million, $10.0 million and $12.6 million for fiscal years 2020, 2019 and 2018, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $15.6 million, $14.5 million and $14.4 million for fiscal years 2020, 2019 and 2018, respectively.

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

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $107.5 million, $111.7 million, and $116.5 million for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.0 million, $13.8 million, and $14.1 million for the fiscal years ended September 26, 2020, September 28, 2019 and September 29, 2018, respectively. During fiscal year 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered a lower level of incentives for the Company to sell their products.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2020	2019
Deferred tax liabilities:
Property and equipment tax/book differences	$90,307,000	$88,151,000
Property tax method	1,359,000	1,228,000
Total deferred tax liabilities	91,666,000	89,379,000
Deferred tax assets:
Insurance reserves	5,362,000	4,280,000
Advance payments on purchases contracts	690,000	698,000
Vacation accrual	1,815,000	1,723,000
Inventory	1,138,000	1,086,000
Deferred compensation	4,390,000	4,002,000
Interest rate swaps	3,311,000	409,000
Other	1,626,000	1,682,000
Total deferred tax assets	18,332,000	13,880,000
Net deferred tax liabilities	$73,334,000	$75,499,000

Refundable current income taxes totaling $5.6 million and $1.0 million at September 26, 2020 and September 28, 2019, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2020	2019	2018
Federal tax at statutory rate	$49,359,000	$22,386,000	$19,678,000
State income tax, net of federal tax benefits	7,825,000	3,726,000	3,528,000
Federal tax credits	(513,000)	(1,184,000)	(1,052,000)
Tax rate change on deferred tax balance as of Federal law enactment date	—	—	(26,680,000)
Tax method change	—	—	(10,606,000)
Tax rate change effect of FY18 current deferred activity	—	—	(2,124,000)
Other	(228,000)	90,000	210,000
Total	$56,443,000	$25,018,000	$(17,046,000)

Current and deferred income tax expense (benefit) is as follows:

	2020	2019	2018
Current:
Federal	$45,261,000	$18,774,000	$(21,596,000)
State	10,445,000	4,797,000	7,000
Total current	55,706,000	23,571,000	(21,589,000)
Deferred:
Federal	1,163,000	1,510,000	1,020,000
State	(426,000)	(63,000)	3,523,000
Total deferred	737,000	1,447,000	4,543,000
Total expense (benefit)	$56,443,000	$25,018,000	$(17,046,000)

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

3. Property and Equipment

Property and equipment, net, consists of the following:

	2020	2019
Land	$387,561,951	$373,434,259
Construction in progress	16,977,941	26,206,372
Buildings	1,277,299,029	1,212,984,091
Store, office and warehouse equipment	991,978,611	979,229,721
Transportation equipment	82,665,722	78,851,265
Leasehold improvements	60,392,067	56,455,431
Total	2,816,875,321	2,727,161,139
Less accumulated depreciation and amortization	1,462,385,631	1,382,893,824
Property and equipment - net	$1,354,489,690	$1,344,267,315

4. Property Held for Lease and Rental Income

At September 26, 2020, the Company owned and operated 82 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2020	2019	2018
Rents earned on owned and subleased properties:
Base rentals	$13,881,963	$14,821,734	$10,826,997
Variable rentals	289,831	278,660	249,965
Total	14,171,794	15,100,394	11,076,962
Depreciation on owned properties leased to others	(5,278,540)	(5,183,712)	(5,132,805)
Other shopping center expenses	(3,327,278)	(3,640,110)	(2,967,860)
Total	$5,565,976	$6,276,572	$2,976,297

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 26,	September 28,
	2020	2019
Land	$60,322,338	$57,568,972
Buildings	206,833,515	179,723,671
Total	267,155,853	237,292,643
Less accumulated depreciation	(106,956,055)	(97,321,740)
Total	$160,199,798	$139,970,903

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 26, 2020:

Fiscal Year
2021	$12,959,958
2022	11,579,418
2023	10,346,257
2024	9,346,589
2025	8,145,793
Thereafter	30,375,758
Total minimum future rental income	$82,753,773

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

Operating Leases - Rent expense for all operating leases of $11.1 million, $12.4 million and $12.8 million for fiscal years 2020, 2019 and 2018, respectively, is included in operating and administrative expenses. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2020, 2019 and 2018, is included as a reduction of rental expense.

Maturities of operating lease liabilities as of September 26, 2020 are as follows:

Fiscal Year
2021	$9,982,046
2022	9,760,116
2023	7,653,937
2024	5,259,730
2025	4,431,062
Thereafter	25,611,667
Total lease payments	62,698,558
Less amount representing interest	13,351,388
Present value of lease liabilities	$49,347,170

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2020 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities by $10.7 million each during the year ended September 26, 2020. The weighted average remaining lease term for the Company’s operating leases is 12.8 years. The weighted average discount rate used to determine lease liability balances as of September 26, 2020 is 3.51%, based on recent Company financings collateralized by store properties.

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

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2020	2019
Property, payroll, and other taxes payable	$22,334,471	$20,273,626
Salaries, wages, and bonuses payable	44,975,510	31,861,220
Self-insurance liabilities:
Employee group insurance	5,686,642	5,704,565
Workers’ compensation insurance	4,945,081	4,287,445
General liability insurance	3,432,487	3,154,282
Interest	6,686,195	13,342,260
Other	3,951,960	5,025,885
Total accrued expenses and current portion of other long-term liabilities	$92,012,346	$83,649,283

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $38.5 million, $37.3 million and $37.7 million for fiscal years 2020, 2019 and 2018, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2020	2019
Advance payments on purchases contracts	$2,826,171	$2,856,569
Deferred lease expense	—	1,949,992
Nonqualified investment plan liability	18,049,600	16,446,037
Self-insurance liabilities:
Workers’ compensation insurance	16,003,064	13,814,615
General liability insurance	4,033,962	4,050,070
Interest rate swap liability	13,562,296	1,674,636
Other	2,570,453	2,231,683
Other long-term liabilities	57,045,546	43,023,602
Less current portion	1,385,603	1,133,920
Total other long-term liabilities	$55,659,943	$41,889,682

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 26, 2020 and September 28, 2019.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2020	2019
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$295,000,000	$700,000,000
Recovery Zone Facility Bonds, maturing 2036	68,030,000	72,560,000
Outstanding line of credit, weighted average interest rate of 3.75% for 2020	38,884,070	—
Notes payable due to banks, weighted average interest rate of 2.12% for 2020 and 4.43% for 2019	206,838,237	84,948,582
Less unamortized prepaid loan costs	(3,247,971)	(5,270,760)
Total long-term debt	605,504,336	852,237,822
Less current portion	19,305,976	12,600,131
Long-term debt, net of current portion	$586,198,360	$839,637,691

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”) in a private placement. The Notes bear interest at the rate of 5.75% per annum and were issued at par. The Company filed a registration statement with the Securities and Exchange Commission and exchanged the private placement notes for registered notes.

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

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. The Company recognized debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020.

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. The Company recognized debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the Notes outstanding.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $9.4 million of unused letters of credit were issued at September 26, 2020. The Company is not required to maintain compensating balances in connection with the Line. At September 26, 2020, the Company had $38.9 million outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution center to be located in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. During fiscal year 2018, the Covenant Agreement was amended to change certain terms and to extend the maturity to September 2026. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 26, 2020.

The Company has an interest rate swap agreement for a current notional amount of $42.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $147.9 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 26, 2020, the Company recorded $9.0 million of other comprehensive expense, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $13.6 million are recorded as a liability at fair value in the line “Other Long-Term Liabilities” on the Consolidated Balance Sheet as of September 26, 2020. For the year ended September 28, 2019, the Company recorded $1.3 million of other comprehensive expense, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $1.7 million are recorded as a liability at fair value in the line “Other Long-Term Liabilities” on the Consolidated Balance Sheet as of September 28, 2019.

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

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at September 26, 2020.

At September 26, 2020, property and equipment with an undepreciated cost of approximately $301.2 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

Components of interest costs are as follows:

	2020	2019	2018
Total interest costs	$42,204,652	$48,675,993	$48,707,921
Interest capitalized	(1,675,556)	(1,265,889)	(1,138,218)
Interest expense	$40,529,096	$47,410,104	$47,569,703

Maturities of long-term debt at September 26, 2020 are as follows:

Fiscal Year
2021	$20,120,011
2022	59,084,952
2023	315,285,308
2024	20,372,493
2025	20,465,412
Thereafter	173,424,131
Less unamortized prepaid loan costs	(3,247,971)
Total	$605,504,336

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

	Year Ended
	September 26, 2020
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$128,634,913	$49,966,520
Conversion of Class B to Class A shares	49,966,520	—
Net income allocated, diluted	$178,601,433	$49,966,520
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,194,819	6,064,957
Conversion of Class B to Class A shares	6,064,957	—
Weighted average shares outstanding, diluted	20,259,776	6,064,957
Earnings per share
Basic	$9.06	$8.24
Diluted	$8.82	$8.24

	Year Ended		Year Ended
	September 28, 2019		September 29, 2018
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$58,635,758	$22,944,244	$69,790,716	$27,573,912
Conversion of Class B to Class A shares	22,944,244	—	27,573,912	—
Net income allocated, diluted	$81,580,002	$22,944,244	$97,364,628	$27,573,912
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,163,776	6,096,000	14,123,182	6,136,594
Conversion of Class B to Class A shares	6,096,000	—	6,136,594	—
Weighted average shares outstanding, diluted	20,259,776	6,096,000	20,259,776	6,136,594
Earnings per share
Basic	$4.14	$3.76	$4.94	$4.49
Diluted	$4.03	$3.76	$4.81	$4.49

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $4.2 million, $2.9 million and $2.8 million for fiscal years 2020, 2019 and 2018, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $294,000, $224,000 and $215,000 for fiscal years 2020, 2019 and 2018, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $35.9 million, $11.9 million and $11.9 million for fiscal years 2020, 2019 and 2018, respectively. During fiscal year 2020, the Company provided $15 million in extra associate appreciation bonuses for exceptional service during the COVID-19 pandemic. The accrued liability for cash bonuses totaled $22.3 million at September 26, 2020 and $10.1 million at September 28, 2019. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

Medical Care Plan - Medical and dental benefits are provided to qualified associates under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2020	2019	2018
Revenues from unaffiliated customers:
Grocery	$1,693,961	$1,443,394	$1,413,088
Non-foods	1,066,939	936,173	874,677
Perishables	1,261,537	1,110,684	1,078,693
Gasoline	459,639	581,146	604,897
Total retail	4,482,076	4,071,397	3,971,355
Other	128,533	130,637	121,450
Total revenues from unaffiliated customers	$4,610,609	$4,202,034	$4,092,805
Income before income taxes:
Retail	$264,388	$135,395	$111,165
Other	16,549	16,798	13,659
Total income from operations	280,937	152,193	124,824
Other income, net	1,737	1,815	3,065
Interest expense	40,529	47,410	47,570
Loss on early extinguishment of debt	7,101	—	—
Income before income taxes	$235,044	$106,598	$80,319
Assets:
Retail	$1,712,203	$1,698,904	$1,679,301
Other	189,607	170,720	147,988
Elimination of intercompany receivable	(2,511)	(2,296)	(2,378)
Total assets	$1,899,299	$1,867,328	$1,824,911
Capital expenditures:
Retail	$120,605	$155,215	$147,851
Other	2,162	6,536	2,636
Total capital expenditures	$122,767	$161,751	$150,487
Depreciation and amortization:
Retail	$108,588	$104,970	$105,564
Other	7,694	7,550	7,519
Total depreciation and amortization	$116,282	$112,520	$113,083

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $47.0 million, $42.1 million and $41.1 million in sales to the grocery sales segment in fiscal 2020, 2019 and 2018, respectively. These sales were eliminated in consolidation.

12. Selected Quarterly Financial Data (Unaudited)

The following is a summary of unaudited financial data regarding the Company’s quarterly results of operations. Each of the quarters in the two fiscal years presented contains thirteen weeks.

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter	Total
	(amounts in thousands except earnings per common share)
2020
Net sales	$1,078,355	$1,145,482	$1,189,600	$1,197,172	$4,610,609
Gross profit	257,490	291,588	324,721	324,453	1,198,252
Net income	17,687	40,292	62,753	57,869	178,601
Basic earnings per common share
Class A	0.90	2.04	3.18	2.94	9.06
Class B	0.82	1.86	2.89	2.67	8.24
Diluted earnings per common share
Class A	0.87	1.99	3.10	2.86	8.82
Class B	0.82	1.86	2.89	2.67	8.24
2019
Net sales	$1,061,837	$1,001,844	$1,062,262	$1,076,091	$4,202,034
Gross profit	258,411	244,301	258,940	260,348	1,022,000
Net income	22,152	15,000	23,510	20,918	81,580
Basic earnings per common share
Class A	1.12	0.76	1.19	1.07	4.14
Class B	1.02	0.69	1.08	0.97	3.76
Diluted earnings per common share
Class A	1.09	0.74	1.16	1.04	4.03
Class B	1.02	0.69	1.08	0.97	3.76

13. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 26, 2020 totaled $16.9 million. The Company expects these commitments to be fulfilled during fiscal year 2021.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 26, 2020 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$295,000	$297,950	Level 2
Facility Bonds	68,030	68,030	Level 2
Secured notes payable and other	242,475	242,475	Level 2
Interest rate swaps derivative contract liability	13,562	13,562	Level 2
Non-qualified retirement plan assets	16,668	16,668	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

15. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2020	2019	2018
Cash paid during the year for:
Interest (net of amounts capitalized)	$47,185,161	$47,465,459	$47,347,470
Income taxes	63,195,908	(11,697,668)	13,672,964
Non cash items:
Property and equipment additions included in accounts payable	11,626,310	8,007,879	8,161,384

16. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A common stock. There were no such loans outstanding at September 26, 2020 or September 28, 2019.

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

Date: December 8, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	December 8, 2020
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	December 8, 2020
James W. Lanning, CEO, President,
Chief Operating Officer and Director

/s/ Ronald B. Freeman	December 8, 2020
Ronald B. Freeman, Vice
President-Finance, Chief Financial Officer and Director

/s/ Patricia E. Jackson	December 8, 2020
Patricia E. Jackson, CPA, Secretary and Controller

/s/ John R. Lowden	December 8, 2020
John R. Lowden, Director

/s/ Fred D. Ayers	December 8, 2020
Fred D. Ayers, Director

/s/ Laura Sharp	December 8, 2020
Laura Sharp, Director

/s/ Brenda S. Tudor	December 8, 2020
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	December 8, 2020
Ernest E. Ferguson, Director