Form 10-K/A
period 2020-09-26
INGLES MARKETS INC
filed 2020-12-10
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Table of Contents

Page
Explanatory Note	2

PART II
Item 8. Financial Statements and Supplementary Data	3

Exhibit Index	6

Signatures	7

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed by Ingles Markets, Incorporated (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020, initially filed on December 8, 2020 (the “Original Annual Report”) to include the signature of Deloitte & Touche LLP, the Company’s independent registered public accounting firm, in two separate places where such signatures were inadvertently omitted in the Original Annual Report. The signatures were timely provided by Deloitte & Touche LLP and received by the Company at the time of filing the Original Annual Report. Additionally, the Company is filing this Amendment to refile in their entireties the reports of Deloitte & Touche LLP with respect to the Company’s financial statements and internal control over financial reporting because, due to technical software issues at the time of filing of the Original Annual Report, the first paragraph under “Critical Audit Matter” was omitted and certain text formatting provided to the Company by Deloitte & Touche LLP was not properly presented in such reports.

This Amendment does not change any previously reported financial results or otherwise amend the Original Annual Report as previously filed, except as noted immediately above. Furthermore, this Amendment does not update or otherwise amend the Original Annual Report as previously filed for changes in events, estimates or other developments subsequent to the date of the filing of the Original Annual Report on December 8, 2020.

Three pages of the Annual Report have been corrected as a result of this Amendment:

1.	Report of Independent Registered Public Accounting Firm, p. 30 and p. 31 of the Original Annual Report

2.	Report of Independent Registered Public Accounting Firm, p. 32 of the Original Annual Report

These three pages, as amended, read as follows:

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified vendor allowances as a critical audit matter because of the number and diversity of individual vendor agreements. This required an increased extent of effort when performing procedures to evaluate whether the vendor allowances were recorded in accordance with the terms of the vendor agreements.

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

/s/ DELOITTE & TOUCHE LLP

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

December 8, 2020

Exhibit Index

Exhibit Number	Exhibit Description

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	*	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	*	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL).

___________________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED
(Registrant)

By:	/s/ Ronald B. Freeman
Ronald B. Freeman
Chief Financial Officer

Date: December 10, 2020