Form 10-Q
period 2020-12-26
INGLES MARKETS INC
filed 2021-02-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2020

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

As of February 2, 2021, the Registrant had 14,221,285 shares of Class A Common Stock, $0.05 par value per share, outstanding and 6,038,491 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 26, 2020 and September 26, 2020	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended December 26, 2020 and December 28, 2019	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 26, 2020 and December 28, 2019	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 26, 2020 and December 28, 2019	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II – Other Information

Item 6. Exhibits	19

Signatures	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 26,	September 26,
	2020	2020
ASSETS
Current Assets:
Cash and cash equivalents	$10,005,500	$6,903,955
Receivables - net	100,947,940	81,358,357
Inventories	373,546,565	366,824,438
Other current assets	13,485,451	15,100,110
Total Current Assets	497,985,456	470,186,860
Property and Equipment - Net	1,354,607,356	1,354,489,690
Operating lease right of use assets	44,918,684	46,590,718
Other Assets	30,988,797	28,031,634
Total Assets	$1,928,500,293	$1,899,298,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$19,319,792	$19,305,976
Current portion of operating lease liabilities	8,334,928	8,384,435
Accounts payable - trade	209,052,002	204,110,150
Accrued expenses and current portion of other long-term liabilities	81,664,333	92,012,346
Total Current Liabilities	318,371,055	323,812,907
Deferred Income Taxes	74,438,000	73,334,000
Long-Term Debt	568,627,694	586,198,360
Noncurrent operating lease liabilities	39,245,928	40,962,735
Other Long-Term Liabilities	55,825,985	55,659,943
Total Liabilities	1,056,508,662	1,079,967,945
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,220,535 shares issued and outstanding December 26, 2020; 14,212,360 shares issued and outstanding at September 26, 2020	711,027	710,618
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 6,039,241 shares issued and outstanding December 26, 2020; 6,047,416 shares issued and outstanding at September 26, 2020	301,962	302,371
Paid-in capital in excess of par value	12,311,249	12,311,249
Accumulated other comprehensive income	(8,162,558)	(10,251,296)
Retained earnings	866,829,951	816,258,015
Total Stockholders’ Equity	871,991,631	819,330,957
Total Liabilities and Stockholders’ Equity	$1,928,500,293	$1,899,298,902

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 26,	December 28,
	2020	2019
Net sales	$1,190,443,141	$1,078,354,937
Cost of goods sold	876,254,999	820,865,210
Gross profit	314,188,142	257,489,727
Operating and administrative expenses	238,199,077	221,978,850
Gain from sale or disposal of assets	451,719	2,964,484
Income from operations	76,440,784	38,475,361
Other income, net	692,017	197,487
Interest expense	6,400,714	11,949,286
Loss on early extinguishment of debt	—	3,719,209
Income before income taxes	70,732,087	23,004,353
Income tax expense	16,908,000	5,317,000
Net income	$53,824,087	$17,687,353

Other comprehensive income:
Change in fair value of interest rate swap	$2,763,738	$2,848,879
Income tax expense	675,000	696,986
Other comprehensive income, net of tax	2,088,738	2,151,893
Comprehensive income	$55,912,825	$19,839,246

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.73	$0.90
Diluted earnings per common share	$2.66	$0.87
Class B Common Stock
Basic earnings per common share	$2.48	$0.82
Diluted earnings per common share	$2.48	$0.82
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 26, 2020 AND DECEMBER 28, 2019

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 26,	December 28,
	2020	2019
Cash Flows from Operating Activities:
Net income	$53,824,087	$17,687,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,878,689	28,434,454
Non cash operating lease cost	1,672,035	2,186,588
Gain from sale or disposal of assets	(451,719)	(2,964,484)
Loss on early extinguishment of debt	—	3,719,209
Receipt of advance payments on purchases contracts	250,000	500,000
Recognition of advance payments on purchases contracts	(753,511)	(870,015)
Deferred income taxes	429,000	552,014
Changes in operating assets and liabilities:
Receivables	(19,589,583)	(3,576,221)
Inventory	(6,722,127)	2,547,440
Other assets	(1,342,505)	(1,719,985)
Operating lease liabilities	(1,766,313)	(2,276,367)
Accounts payable and accrued expenses	2,346,228	(27,970,295)
Net Cash Provided by Operating Activities	57,774,281	16,249,691
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	593,245	5,223,283
Capital expenditures	(34,239,257)	(31,103,774)
Net Cash Used by Investing Activities	(33,646,012)	(25,880,491)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	248,719,275	—
Payments on short-term borrowings	(262,603,345)	—
Debt issuance costs	—	(822,412)
Proceeds from new long term debt	—	155,000,000
Principal payments on long-term borrowings	(3,890,502)	(157,422,326)
Prepayment penalties on debt extinguishment	—	(2,971,350)
Dividends paid	(3,252,152)	(3,251,673)
Net Cash Used by Financing Activities	(21,026,724)	(9,467,761)
Net Increase (Decrease) in Cash and Cash Equivalents	3,101,545	(19,098,561)
Cash and cash equivalents at beginning of period	6,903,955	42,125,105
Cash and Cash Equivalents at End of Period	$10,005,500	$23,026,544

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 26, 2020 and December 28, 2019

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 26, 2020, and the results of operations and changes in stockholders’ equity and cash flows for the three months ended December 26, 2020 and December 28, 2019. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2020, filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2020.

The results of operations for the three months ended December 26, 2020 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $325,000 at December 26, 2020 and at September 26, 2020.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 26,	September 26,
	2020	2020
Property, payroll and other taxes payable	$21,296,793	$22,334,471
Salaries, wages and bonuses payable	30,016,704	44,975,510
Self-insurance liabilities	14,231,397	14,064,210
Interest payable	2,468,868	6,686,195
Income taxes payable	10,208,918	—
Other	3,441,653	3,951,960
	$81,664,333	$92,012,346

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.5 million and $34.1 million at December

26, 2020 and September 26, 2020, respectively. Of this amount, $14.2 million is accounted for as a current liability and $20.3 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 26, 2020. At September 26, 2020, $14.1 million was accounted for as a current liability and $20.0 million as a long-term liability, which is inclusive of $4.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $12.3 million and $10.6 million for the three months ended December 26, 2020 and December 28, 2019, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at December 26, 2020 and September 26, 2020.

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

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the Notes outstanding at December 26, 2020.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $1.1 million of unused letters of credit were issued at December 26, 2020. The Company is not required to maintain compensating balances in connection with the Line. At December 26, 2020, the Company had $25.0 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $68.0 million as of December 26, 2020. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Company has an interest rate swap agreement for a current notional amount of $41.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $146.0 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended December 26, 2020, the Company recorded $2.1 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $10.8 million are included as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of December 26, 2020. For the three-month period ended December 28, 2019, the Company recorded $2.2 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 26, 2020.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 26, 2020, property and equipment with an undepreciated cost of approximately $298.1 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 26, 2020, the Company had excess net worth totaling $222.4 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 15, 2020 to stockholders of record on October 8, 2020.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of the Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2020.

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

	Three Months Ended		Three Months Ended
	December 26, 2020		December 28, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$38,813,986	$15,010,101	$12,728,647	$4,958,706
Conversion of Class B to Class A shares	15,010,101	—	4,958,706	—
Net income allocated, diluted	$53,824,087	$15,010,101	$17,687,353	$4,958,706

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,213,562	6,046,214	14,182,683	6,077,093
Conversion of Class B to Class A shares	6,046,214	—	6,077,093	—
Weighted average shares outstanding, diluted	20,259,776	6,046,214	20,259,776	6,077,093

Earnings per share
Basic	$2.73	$2.48	$0.90	$0.82
Diluted	$2.66	$2.48	$0.87	$0.82

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

Operating lease cost for all operating leases totaled $2.7 million for the three months ended December 26, 2020. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of December 26, 2020 are as follows:

Fiscal Year
Remainder of 2021	$7,438,683
2022	9,732,036
2023	8,041,690
2024	5,257,390
2025	4,456,683
Thereafter	25,611,667
Total lease payments	$60,538,149
Less amount representing interest	12,957,293
Present value of lease liabilities	$47,580,856

The weighted average remaining lease term for the Company’s operating leases is 12.9 years. The weighted average discount rate used to determine lease liability balances as of December 26, 2020 is 3.51%, based on recent Company financings collateralized by store properties.

Leases as Lessor

At December 26, 2020, the Company owned and operated 83 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

Three Months Ended
December 26, 2020
Rents earned on owned and subleased properties:
Base rentals	$4,675,352
Variable rentals	72,458
Total	4,747,810
Depreciation on owned properties leased to others	(1,319,635)
Other shopping center expenses	(851,493)
Total	$2,576,682

Future minimum operating lease receipts at December 26, 2020 are as follows:

Fiscal Year
Remainder of 2021	$10,343,513
2022	12,969,906
2023	11,869,911
2024	10,918,920
2025	9,679,470
Thereafter	36,937,146
Total minimum future rental income	$92,718,866

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 26,	December 28,
	2020	2019
Revenues from unaffiliated customers:
Grocery	$442,121	$378,329
Non-foods	279,688	246,030
Perishables	321,263	280,805
Gasoline	110,469	139,112
Total Retail	$1,153,541	$1,044,276
Other	36,902	34,079
Total revenues from unaffiliated customers	$1,190,443	$1,078,355

Income from operations:
Retail	$71,519	$34,221
Other	4,922	4,254
Total income from operations	$76,441	$38,475

	December 26,	September 26,
	2020	2020
Assets:
Retail	$1,737,607	$1,712,203
Other	193,026	189,607
Elimination of intercompany receivable	(2,133)	(2,511)
Total assets	$1,928,500	$1,899,299

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 26, 2020 and December 28, 2019, respectively, the fluid dairy operation had $12.3 million and $11.5 million in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 26, 2020 are as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$295,000	$297,950	Level 2
Facility Bonds	68,030	68,030	Level 2
Secured notes payable and other	224,917	224,917	Level 2
Interest rate swap derivative contracts	10,799	10,799	Level 2
Non-qualified retirement plan assets	19,301	19,301	Level 2

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in North Carolina (73), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of December 26, 2020, the Company operated 109 in-store pharmacies and 106 fuel centers.

Critical Accounting Policies

Critical accounting policies are those accounting policies that management believes are important to the presentation of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 26, 2020 the Company’s self-insurance reserves totaled $34.5 million. This amount is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 26, 2020.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $29.7 million and $28.8 million for the fiscal quarters ended December 26, 2020 and December 28, 2019, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.9 million and $3.5 million for the fiscal quarters ended December 26, 2020 and December 28, 2019, respectively. Overall, vendor allowances have been lower during the current fiscal year as the COVID-19 pandemic has resulted in less vendor support for promotional activities.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 26, 2020 and December 28, 2019 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month period ended December 26, 2020, comparable store sales included 197 stores. For the three-month period ended December 28, 2019, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 26,	December 28,
	2020	2019
Net sales	100.0%	100.0%
Gross profit	26.4%	23.9%
Operating and administrative expenses	20.0%	20.6%
Gain from sale or disposal of assets	—%	0.2%
Income from operations	6.4%	3.5%
Other income, net	—%	—%
Interest expense	0.5%	1.1%
Loss on early extinguishment of debt	—%	0.3%
Income tax expense	1.4%	0.5%
Net income	4.5%	1.6%

Three Months Ended December 26, 2020 Compared to the Three Months Ended December 28, 2019

Net income for the first quarter of fiscal 2021 totaled $53.8 million, compared with net income of $17.7 million earned for the first quarter of fiscal 2020. The COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants beginning in March 2020. Many of these measures were still in place throughout the quarter ended December 26, 2020. As a result, retail grocery sales increased substantially. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $112.1 million, or 10.4%, to $1.19 billion for the three months ended December 26, 2020 compared with $1.08 billion for the three months ended December 28, 2019. Comparing the first quarter of fiscal 2021 with the first quarter of fiscal 2020, gasoline sales dollars and gallons sold were lower due to decreased demand as a result of the COVID-19 pandemic and oversupply. Excluding gasoline sales, total grocery comparable store sales increased 15.2% over the comparative fiscal quarters. Comparing the first quarters of fiscal years 2021 and 2020 (and excluding gasoline), the number of customer transactions decreased 4.3% and the average transaction size increased 16.8%. We believe that because of the COVID-19 pandemic customers consolidated trips to our stores resulting in a lower transaction count and a higher spend per visit.

Ingles operated 197 stores at December 26, 2020 and 198 stores at December 28, 2019. Retail square feet totaled approximately 11.3 million square feet at December 26, 2020 and 11.2 million square feet at December 28, 2019. During the twelve months ended December 26, 2020, the Company closed one store.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	December 26,	December 28,
	2020	2019
Grocery	$442,121	$378,329
Non-foods	279,688	246,030
Perishables	321,263	280,805
Gasoline	110,469	139,112
Total retail grocery	$1,153,541	$1,044,276

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 26, 2020 are summarized as follows (in thousands):

Total retail sales for the three months ended December 28, 2019	$1,044,276
Comparable store sales increase (including gasoline)	109,629
Impact of stores closed in fiscal 2020	(494)
Other	130
Total retail sales for the three months ended December 26, 2020	$1,153,541

Gross Profit. Gross profit for the three-month period ended December 26, 2020 totaled $314.2 million, an increase of $56.7 million, or 22.0%, compared with gross profit of $257.5 million for the three-month period ended December 28, 2019. Gross profit as a percentage of sales was 26.4% and 23.9% for the three months ended December 26, 2020 and December 28, 2019, respectively.

There was less discounting and shrink during the current year quarter, and the gasoline gross margin was higher, as compared with the quarter ended December 28, 2019.

Operating and Administrative Expenses. Operating and administrative expenses increased $16.2 million, or 7.3%, to $238.2 million for the three months ended December 26, 2020, from $222.0 million for the three months ended December 28, 2019. As a percentage of sales, operating and administrative expenses were 20.0% and 20.6% for the December 2020 and December 2019 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.9% of sales for the first fiscal quarter of 2021 compared with 23.4% for the first fiscal quarter of 2020. The fiscal 2021 first quarter expense percentages are lower due to additional pandemic-related sales during the first fiscal quarter of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$9.7	0.82%
Depreciation and amortization	$2.0	0.17%
Repairs and maintenance	$1.0	0.08%
Insurance	$0.9	0.07%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Depreciation expense increased due to equipment purchased for store improvements and the distribution network.

Repairs and maintenance expense increased due to extra sales and enhanced cleaning protocols as a result of the COVID-19 pandemic.

Insurance expense increased due to increased claims under the Company’s self-insurance programs.

Gain (loss) from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.5 million during the three months ended December 26, 2020. During the quarter ended December 28, 2019, the gain from the sale or disposal of assets totaled $3.0 million, primarily from the sale of land.

Interest Expense. Interest expense totaled $6.4 million for the three-month period ended December 26, 2020 compared with $11.9 million for the three-month period ended December 28, 2019. Total debt at December 2020 was $587.9 million compared with $850.0 million at December 2019. Over the past twelve months, the Company has reduced or refinanced higher rate debt. LIBOR decreased significantly during calendar year 2020, reducing the cost of some of the Company’s debt.

Income Taxes. Income tax expense totaled $16.9 million for the three months ended December 26, 2020, an effective tax rate of 23.9% of pretax income. Income tax expense totaled $5.3 million for the three months ended December 28, 2019, an effective tax rate of 23.1% of pretax income.

Net Income. Net income totaled $53.8 million for the three-month period ended December 26, 2020 compared with $17.7 million for the three-month period ended December 28, 2019. Basic and diluted earnings per share for Class A Common Stock were $2.73 and $2.66, respectively, for the December 2020 quarter, compared to $0.90 and $0.87, respectively, for the December 2019 quarter. Basic and diluted earnings per share for Class B Common Stock were each $2.48 for the December 2020 quarter compared with $0.82 for the December 2019 quarter.

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

Capital expenditures totaled $34.2 million for the three-month period ended December 26, 2020. These capital expenditures focused on construction on stores scheduled to open later in fiscal 2021, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2021 currently include investments of approximately $100 to $120 million. At this time the Company does not anticipate that the COVID-19 pandemic will have an adverse impact on its capital expenditure plans. The Company currently plans to dedicate the majority of its fiscal 2021 capital expenditures to continued improvement of its store base and also include investments in stores expected to open in fiscal 2021, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $9.9 million at December 26, 2020.

Liquidity

The Company generated $57.8 million net cash from operations in the December 2020 three-month period compared with $16.2 million during the December 2019 three-month period. The increase is primarily attributable to higher net income as a result of increased sales due to the COVID-19 pandemic.

Cash used by investing activities for the three-month periods ended December 26, 2020 and December 28, 2019 totaled $33.6 million and $25.9 million, respectively, consisting primarily of capital expenditures offset by proceeds from property and equipment sales. Land sales during the December 2019 quarter account for the difference in investing activities between the two quarters.

Cash used by financing activities totaled $21.0 million for the three-month period ended December 26, 2020, compared with $9.5 million for the three-month period ended December 28, 2019. The increase is primarily related to the repayment of borrowings under the Line (as defined below).

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”). The Notes bear interest at the rate of 5.750% per annum and were issued at par.

In November 2019, the Company closed a $155 million ten year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the Notes. The Loan was funded and the Notes were redeemed at 101.917% of par value thirty days after the redemption notice in December 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the Notes outstanding at December 26, 2020.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $1.1 million of unused letters of credit were issued at December 26, 2020. The Company is not required to maintain compensating balances in connection with the Line. At December 26, 2020, the Company had $25.0 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $68.0 million as of December 26, 2020. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

The Company has an interest rate swap agreement for a current notional amount of $41.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $146.0 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 26, 2020, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.72 billion of additional borrowings (including borrowings under the Line) as of December 26, 2020.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this report based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, and the impact of the COVID-19 pandemic, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this report.

Contractual Obligations and Commercial Commitments

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 26, 2020 other than as described elsewhere in this Form 10-Q.

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

Impact of Inflation

There have been no other material changes in the impact of inflation subsequent to September 26, 2020 other than as described elsewhere in this Form 10-Q.

Forward Looking Statements

This Quarterly Report contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential continued impact of the COVID-19 pandemic on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this report or contemplated or implied by statements in this report. The Company does not undertake and specifically denies any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $187.0 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 26, 2020, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2020. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 26, 2020.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2021.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 26, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 4, 2021	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 4, 2021	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer