Form 10-Q
period 2021-03-27
INGLES MARKETS INC
filed 2021-05-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2021

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

As of May 3, 2021, the Registrant had 14,253,285 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,741,091 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 27,	September 26,
	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,857,460	$6,903,955
Receivables - net	88,800,670	81,358,357
Inventories	386,588,417	366,824,438
Other current assets	12,749,243	15,100,110
Total Current Assets	496,995,790	470,186,860
Property and Equipment - Net	1,359,255,345	1,354,489,690
Operating lease right of use assets	44,525,829	46,590,718
Other Assets	31,797,560	28,031,634
Total Assets	$1,932,574,524	$1,899,298,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$19,365,001	$19,305,976
Current portion of operating lease liabilities	8,559,693	8,384,435
Accounts payable - trade	194,848,822	204,110,150
Accrued expenses and current portion of other long-term liabilities	71,251,436	92,012,346
Total Current Liabilities	294,024,952	323,812,907
Deferred Income Taxes	76,517,000	73,334,000
Long-Term Debt	628,435,385	586,198,360
Noncurrent operating lease liabilities	38,534,030	40,962,735
Other Long-Term Liabilities	49,027,521	55,659,943
Total Liabilities	1,086,538,888	1,079,967,945
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,253,285 shares issued and outstanding March 27, 2021; 14,212,360 shares issued and outstanding at September 26, 2020	712,665	710,618
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,741,091 shares issued and outstanding March 27, 2021; 6,047,416 shares issued and outstanding at September 26, 2020	237,054	302,371
Paid-in capital in excess of par value	—	12,311,249
Accumulated other comprehensive income	(3,056,682)	(10,251,296)
Retained earnings	848,142,599	816,258,015
Total Stockholders’ Equity	846,035,636	819,330,957
Total Liabilities and Stockholders’ Equity	$1,932,574,524	$1,899,298,902

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 27,	March 28,
	2021	2020
Net sales	$1,184,554,737	$1,145,482,049
Cost of goods sold	874,054,346	853,894,303
Gross profit	310,500,391	291,587,746
Operating and administrative expenses	236,850,173	228,395,420
Gain from sale or disposal of assets	663,278	108,352
Income from operations	74,313,496	63,300,678
Other income, net	645,287	207,441
Interest expense	6,194,790	10,183,839
Income before income taxes	68,763,993	53,324,280
Income tax expense	16,575,000	13,032,000
Net income	$52,188,993	$40,292,280

Other comprehensive income (expense):
Change in fair value of interest rate swap	$6,755,876	$(13,926,534)
Income tax (expense) benefit	(1,650,000)	3,401,000
Other comprehensive income (expense), net of tax	5,105,876	(10,525,534)
Comprehensive income	$57,294,869	$29,766,746

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.65	$2.04
Diluted earnings per common share	$2.58	$1.99
Class B Common Stock
Basic earnings per common share	$2.41	$1.86
Diluted earnings per common share	$2.41	$1.86
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 27,	March 28,
	2021	2020
Net sales	$2,374,997,878	$2,223,836,986
Cost of goods sold	1,750,309,345	1,674,759,514
Gross profit	624,688,533	549,077,472
Operating and administrative expenses	475,049,250	450,374,270
Gain from sale or disposal of assets	1,114,997	3,072,837
Income from operations	150,754,280	101,776,039
Other income, net	1,337,304	404,928
Interest expense	12,595,503	22,133,125
Loss on early extinguishment of debt	—	3,719,209
Income before income taxes	139,496,081	76,328,633
Income tax expense	33,483,000	18,349,000
Net income	$106,013,081	$57,979,633

Other comprehensive income (expense):
Change in fair value of interest rate swap	$9,519,614	$(11,077,655)
Income tax (expense) benefit	(2,325,000)	2,704,014
Other comprehensive income (expense), net of tax	7,194,614	(8,373,641)
Comprehensive income	$113,207,695	$49,605,992

Per share amounts:
Class A Common Stock
Basic earnings per common share	$5.38	$2.94
Diluted earnings per common share	$5.24	$2.86
Class B Common Stock
Basic earnings per common share	$4.89	$2.68
Diluted earnings per common share	$4.89	$2.68
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 27, 2021 AND MARCH 28, 2020

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179
Net income	—	—	—	—	—	—	40,292,280	40,292,280
Other comprehensive income, net of income tax	—	—	—	—	—	(10,525,534)	—	(10,525,534)
Cash dividends	—	—	—	—	—	—	(3,251,862)	(3,251,862)
Common stock conversions	375	19	(375)	(19)	—	—	—	—
Balance, March 28, 2020	14,193,360	$709,668	6,066,416	$303,321	$12,311,249	$(9,639,291)	$702,140,116	$705,825,063

Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631
Net income	—	—	—	—	—	—	52,188,993	52,188,993
Other comprehensive income, net of income tax	—	—	—	—	—	5,105,876	—	5,105,876
Cash dividends	—	—	—	—	—	—	(3,252,276)	(3,252,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	32,750	1,638	(32,750)	(1,638)	—	—	—	—
Balance, March 27, 2021	14,253,285	$712,665	4,741,091	$237,054	$—	$(3,056,682)	$848,142,599	$846,035,636

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 27,	March 28,
	2021	2020
Cash Flows from Operating Activities:
Net income	$106,013,081	$57,979,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,205,801	57,357,438
Non cash operating lease cost	4,011,403	5,332,302
Gain from sale or disposal of assets	(1,114,997)	(3,072,837)
Loss on early extinguishment of debt	—	3,719,209
Receipt of advance payments on purchases contracts	775,000	500,000
Recognition of advance payments on purchases contracts	(1,511,486)	(1,309,835)
Deferred income taxes	858,000	499,000
Changes in operating assets and liabilities:
Receivables	(7,442,313)	(10,321,941)
Inventory	(19,763,979)	58,860,562
Other assets	(1,415,060)	(4,505,320)
Operating lease liabilities	(4,199,960)	(5,516,359)
Accounts payable and accrued expenses	(21,731,932)	15,836,348
Net Cash Provided by Operating Activities	114,683,558	175,358,200
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	1,356,964	5,321,389
Capital expenditures	(69,444,630)	(56,824,266)
Net Cash Used by Investing Activities	(68,087,666)	(51,502,877)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	600,674,373	—
Payments on short-term borrowings	(546,496,281)	—
Debt issuance costs	—	(854,793)
Proceeds from new long term debt	—	155,000,000
Principal payments on long-term borrowings	(12,317,464)	(165,678,517)
Prepayment penalties on debt extinguishment	—	(2,971,350)
Stock repurchases	(79,998,588)	—
Dividends paid	(6,504,427)	(6,503,535)
Net Cash Used by Financing Activities	(44,642,387)	(21,008,195)
Net Increase in Cash and Cash Equivalents	1,953,505	102,847,128
Cash and cash equivalents at beginning of period	6,903,955	42,125,105
Cash and Cash Equivalents at End of Period	$8,857,460	$144,972,233

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 27, 2021 and March 28, 2020

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 27, 2021, and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 27, 2021 and March 28, 2020, and cash flows for the six months ended March 27, 2021 and March 28, 2020. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2020, filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2020.

The results of operations for the three-month and six-month periods ended March 27, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $181,000 at March 27, 2021 and $325,000 at September 26, 2020.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 27,	September 26,
	2021	2020
Property, payroll and other taxes payable	$13,361,173	$22,334,471
Salaries, wages and bonuses payable	33,735,273	44,975,510
Self-insurance liabilities	14,070,657	14,064,210
Interest payable	6,656,535	6,686,195
Other	3,427,798	3,951,960
	$71,251,436	$92,012,346

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.3 million and $34.1 million at March 27,

2021 and September 26, 2020, respectively. Of this amount, $14.1 million is accounted for as a current liability and $20.2 million as a long-term liability, which is inclusive of $5.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 27, 2021. At September 26, 2020, $14.1 million was accounted for as a current liability and $20.0 million as a long-term liability, which is inclusive of $4.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.2 million and $7.8 million for the three-month periods ended March 27, 2021 and March 28, 2020, respectively. For the six-month periods ended March 27, 2021 and March 28, 2020, employee insurance expense, net of employee contributions totaled $20.5 million and $18.3 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at March 27, 2021 and September 26, 2020.

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

In July 2020 the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the Notes outstanding at March 27, 2021.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $0.4 million of unused letters of credit were issued at March 27, 2021. The Company is not required to maintain compensating balances in connection with the Line. At March 27, 2021, the Company had $93.1 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $63.5 million as of March 27, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Company has an interest rate swap agreement for a current notional amount of $39.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $144.0 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three- and six-month periods ended March 27, 2021, the Company recorded $5.1 million and $7.2 million of other comprehensive income, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.0 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 27, 2021. For the three- and six-month periods ended March 28, 2020, the Company recorded $10.5 million and $8.4 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $12.8 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 28, 2020.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 27, 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 27, 2021, property and equipment with an undepreciated cost of approximately $295.0 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 27, 2021, the Company had excess net worth totaling $170.3 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

G. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 15, 2020 to stockholders of record on October 8, 2020.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 14, 2021 to stockholders of record on January 7, 2021.

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

	Three Months Ended		Six Months Ended
	March 27, 2021		March 27, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$37,772,564	$14,416,429	$76,588,658	$29,424,423
Conversion of Class B to Class A shares	14,416,429	—	29,424,423	—
Net income allocated, diluted	$52,188,993	$14,416,429	$106,013,081	$29,424,423

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,233,200	5,970,954	14,223,381	6,008,584
Conversion of Class B to Class A shares	5,970,954	—	6,008,584	—
Weighted average shares outstanding, diluted	20,204,154	5,970,954	20,231,965	6,008,584

Earnings per share
Basic	$2.65	$2.41	$5.38	$4.89
Diluted	$2.58	$2.41	$5.24	$4.89

	Three Months Ended		Six Months Ended
	March 28, 2020		March 28, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$29,017,203	$11,275,077	$41,740,166	$16,239,467
Conversion of Class B to Class A shares	11,275,077	—	16,239,467	—
Net income allocated, diluted	$40,292,280	$11,275,077	$57,979,633	$16,239,467

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,193,290	6,066,486	14,187,986	6,071,790
Conversion of Class B to Class A shares	6,066,486	—	6,071,790	—
Weighted average shares outstanding, diluted	20,259,776	6,066,486	20,259,776	6,071,790

Earnings per share
Basic	$2.04	$1.86	$2.94	$2.68
Diluted	$1.99	$1.86	$2.86	$2.68

I. LEASES

Leases as Lessee

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases includes one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses and lease incentives are taken into account in computing minimum lease payments.

Operating lease cost for all operating leases totaled $3.0 million for the three months ended March 27, 2021 and $5.7 million for the six months ended March 27, 2021. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of March 27, 2021 are as follows:

Fiscal Year
Remainder of 2021	$5,037,867
2022	10,078,836
2023	8,388,490
2024	5,604,190
2025	4,803,483
Thereafter	25,889,334
Total lease payments	$59,802,200
Less amount representing interest	12,708,477
Present value of lease liabilities	$47,093,723

On the Condensed Consolidated Balance Sheets, lease extensions exercised during fiscal year 2021 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities by $1.9 million each during the six months ended March 27, 2021.The weighted average remaining lease term for the Company’s operating leases is 12.7 years. The weighted average discount rate used to determine lease liability balances as of March 27, 2021 is 3.51%, based on recent Company financings collateralized by store properties.

Leases as Lessor

At March 27, 2021, the Company owned and operated 84 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 27, 2021	March 27, 2021
Rents earned on owned and subleased properties:
Base rentals	$5,242,199	$9,917,551
Variable rentals	72,457	144,915
Total	5,314,656	10,062,466
Depreciation on owned properties leased to others	(1,319,635)	(2,639,270)
Other shopping center expenses	(775,580)	(1,627,073)
Total	$3,219,441	$5,796,123

Future minimum operating lease receipts at March 27, 2021 are as follows:

Fiscal Year
Remainder of 2021	$7,033,514
2022	13,470,928
2023	12,370,845
2024	11,340,920
2025	10,118,142
Thereafter	37,610,343
Total minimum future rental income	$91,944,692

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Revenues from unaffiliated customers:
Grocery	$427,219	$424,664	$869,339	$802,993
Non-foods	268,799	260,914	548,487	506,945
Perishables	320,493	304,105	641,756	584,910
Gasoline	130,679	121,932	241,148	261,044
Total Retail	$1,147,190	$1,111,615	$2,300,730	$2,155,892
Other	37,365	33,867	74,268	67,945
Total revenues from unaffiliated customers	$1,184,555	$1,145,482	$2,374,998	$2,223,837

Income from operations:
Retail	$67,645	$58,069	$139,164	$92,290
Other	6,668	5,232	11,590	9,486
Total income from operations	$74,313	$63,301	$150,754	$101,776

	March 27,	September 26,
	2021	2020
Assets:
Retail	$1,742,597	$1,712,203
Other	191,721	189,607
Elimination of intercompany receivable	(1,743)	(2,511)
Total assets	$1,932,575	$1,899,299

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For each of the three-month periods ended March 27, 2021 and March 28, 2020, the fluid dairy operation had $12.3 million in sales to the grocery sales segment. The fluid dairy had $23.7 million and $23.8 million in sales to the retail grocery segment for the six-month periods ended March 27, 2021 and March 28, 2020, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 27, 2021 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$295,000	$297,581	Level 2
Facility Bonds	63,500	63,500	Level 2
Secured notes payable and other	289,300	289,300	Level 2
Interest rate swap derivative contracts	4,043	4,043	Level 2
Non-qualified retirement plan assets	19,567	19,567	Level 2

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

M. RELATED PARTY TRANSACTIONS

On March 19, 2021 the Company’s Board of Directors authorized the repurchase of up to an aggregate of 2.0 million shares of its Class A and Class B Common Stock. The share repurchase program may be carried out through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.

On March 23, 2021, the Company approved the repurchase of 1.3 million shares of the Company’s Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company. The aggregate purchase price paid for the repurchased shares was approximately $80.0 million, which was equal to the fair market value of the Company’s publicly traded Class A Common Stock at the time of the transaction. The transaction was approved by the Company’s Executive Committee and Audit Committee in accordance with the Company’s related-party transaction policy and regulatory guidelines.

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. On March 31, 2021, such a loan in the amount of $0.4 million was made.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (74), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of March 27, 2021, the Company operated 110 in-store pharmacies and 107 fuel centers.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 27, 2021 the Company’s self-insurance reserves totaled $34.3 million. This amount is inclusive of $5.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 27, 2021.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practicable, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $28.9 million and $27.3 million for the fiscal quarters ended March 27, 2021 and March 28, 2020, respectively. For the six-month periods ended March 27, 2021 and March 28, 2020, vendor allowances applied as a reduction of merchandise costs totaled $58.6 million and $55.8 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.1 million and $2.3 million for the fiscal quarters ended March 27, 2021 and March 28, 2020, respectively. For the six-month periods ended March 27, 2021 and March 28, 2020, vendor advertising allowances recorded as a reduction of advertising expense totaled $4.0 million and $5.8 million, respectively. Overall, vendor allowances have been lower over the past twelve months as the COVID-19 pandemic has resulted in less vendor support for promotional activities.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 27, 2021 and March 28, 2020, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and six-month periods ended March 27, 2021 and March 28, 2020, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 27,	March 28,	March 27,	March 28,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.2%	25.4%	26.3%	24.7%
Operating and administrative expenses	20.0%	19.9%	20.0%	20.3%
Gain from sale or disposal of assets	0.1%	—%	—%	0.1%
Income from operations	6.3%	5.5%	6.3%	4.6%
Other income, net	0.1%	—%	0.1%	—%
Interest expense	0.5%	0.9%	0.5%	1.0%
Loss on early extinguishment of debt	—%	—%	—%	0.2%
Income tax expense	1.4%	1.1%	1.4%	0.8%
Net income	4.5%	3.5%	4.5%	2.6%

Three Months Ended March 27, 2021 Compared to the Three Months Ended March 28, 2020

Net income for the second quarter of fiscal 2021 totaled $52.2 million, compared with net income of $40.3 million earned for the second quarter of fiscal 2020. The COVID-19 pandemic was declared a national emergency on March 13, 2020, which was two weeks before the Company’s prior year second fiscal quarter ended. These two weeks had extremely high sales as various stay-at-home measures, were implemented and most schools and restaurants were closed. At the end of the current fiscal quarter many of these measures were still in place to a lesser degree. As a result, retail grocery sales increased, as compared to the entire second quarter of last year, and continue to be higher than pre-pandemic levels. While the Company has incurred significant additional operating expenses to maintain clean and safe stores, expenses did not increase as much as sales, resulting in higher pre-tax income.

Net Sales. Net sales increased by $39.1 million, or 3.4%, to $1.18 billion for the three months ended March 27, 2021 compared with $1.14 billion for the three months ended March 28, 2020. Comparing the second quarter of fiscal 2021 with the second quarter of fiscal 2020, gasoline sales dollars and gallons sold were higher due to increased travel as COVID-19 pandemic restrictions have eased. Excluding gasoline sales, total grocery comparable store sales increased 2.6% over the comparative fiscal quarter. Comparing the second quarters of fiscal years 2021 and 2020 (and excluding gasoline), the number of customer transactions decreased 6.4% and the average transaction size increased 8.9%. We believe that because of the COVID-19 pandemic customers have consolidated trips to our stores, resulting in a lower transaction count and a higher spend per visit.

Ingles operated 198 stores at March 27, 2021 and March 28, 2020. Retail square feet totaled approximately 11.3 million square feet at March 27, 2021 and at March 28, 2020. During the twelve months ended March 27, 2021, the Company opened one store and closed one store.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	March 27,	March 28,
	2021	2020
Grocery	$427,219	$424,664
Non-foods	268,799	260,914
Perishables	320,493	304,105
Gasoline	130,679	121,932
Total retail grocery	$1,147,190	$1,111,615

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 27, 2021 are summarized as follows (in thousands):

Total retail sales for the three months ended March 28, 2020	$1,111,615
Comparable store sales increase (including gasoline)	33,299
Impact of stores opened in fiscal 2021	2,687
Impact of stores closed in fiscal 2020	(668)
Other	257
Total retail sales for the three months ended March 27, 2021	$1,147,190

Gross Profit. Gross profit for the three-month period ended March 27, 2021 totaled $310.5 million, an increase of $18.9 million, or 6.5%, compared with gross profit of $291.6 million for the three-month period ended March 28, 2020. Gross profit as a percentage of sales was 26.2% and 25.5% for the three months ended March 27, 2021 and March 28, 2020, respectively. Since the beginning of the COVID-19 pandemic, we have seen a decrease in discounting and shrink, and this has been reflected in the current year quarter as compared with the pre-pandemic portion of the quarter ended March 28, 2020.

Operating and Administrative Expenses. Operating and administrative expenses increased $8.5 million, or 3.7%, to $236.9 million for the three months ended March 27, 2021, from $228.4 million for the three months ended March 28, 2020. As a percentage of sales, operating and administrative expenses were 20.0% and 19.9% for the March 2021 and March 2020 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.3% of sales for the second fiscal quarter of 2021 compared with 22.1% for the second fiscal quarter of 2020.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Repairs and maintenance	$2.1	0.18%
Bank charges	$1.9	0.16%
Depreciation and amortization	$1.3	0.11%
Salaries and wages	$1.3	0.11%

Repairs and maintenance expense increased due to higher sales and enhanced cleaning protocols as a result of the COVID-19 pandemic.

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Depreciation expense increased due to equipment purchased for store improvements and the distribution network.

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.7 million during the three months ended March 27, 2021. During the quarter ended March 28, 2020, the gain from the sale or disposal of assets totaled $0.1 million with no significant transactions.

Interest Expense. Interest expense totaled $6.2 million for the three-month period ended March 27, 2021 compared with $10.2 million for the three-month period ended March 28, 2020. Total debt at March 2021 was $647.8 million compared with $842.1 million at March 2020. Over the past twelve months, the Company has reduced or refinanced higher rate debt. LIBOR decreased significantly during calendar year 2020, reducing the cost of some of the Company’s debt.

Income Taxes. Income tax expense totaled $16.6 million for the three months ended March 27, 2021, an effective tax rate of 24.1% of pretax income. Income tax expense totaled $13.0 million for the three months ended March 28, 2020, an effective tax rate of 24.4% of pretax income.

Net Income. Net income totaled $52.2 million for the three-month period ended March 27, 2021 compared with $40.3 million for the three-month period ended March 28, 2020. Basic and diluted earnings per share for Class A Common Stock were $2.65 and $2.58, respectively, for the March 2021 quarter, compared to $2.04 and $1.99, respectively, for the March 2020 quarter. Basic and diluted earnings per share for Class B Common Stock were each $2.41 for the March 2021 quarter compared with $1.86 for the March 2020 quarter.

Six Months Ended March 27, 2021 Compared to the Six Months Ended March 28, 2020

Net income for the first half of fiscal 2021 totaled $106.0 million, compared with net income of $58.0 million earned for the first half of fiscal 2020. The COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants beginning in March 2020. Many of these measures were still in place throughout the six-month period ended March 27, 2021. As a result, retail grocery sales increased. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $151.2 million, or 6.8%, to $2.37 billion for the six months ended March 27, 2021 compared with $2.22 billion for the six months ended March 28, 2020. Comparing the first half of fiscal 2021 with the first half of fiscal 2020, gasoline sales dollars were lower and gallons sold were substantially level. Excluding gasoline sales, total grocery comparable store sales increased 8.6% over the comparative six-month period. Comparing the first halves of fiscal years 2021 and 2020 (and excluding gasoline), the number of customer transactions decreased 5.3% and the average transaction size increased 12.9%. We believe that because of the COVID-19 pandemic customers consolidated trips to our stores resulting in a lower transaction count and a higher spend per visit.

Sales by product category (in thousands) are as follows:

	Six Months Ended
	March 27,	March 28,
	2021	2020
Grocery	$869,339	$802,993
Non-foods	548,487	506,945
Perishables	641,756	584,910
Gasoline	241,148	261,044
Total retail grocery	$2,300,730	$2,155,892

Changes in retail grocery sales for the quarter ended March 27, 2021 are summarized as follows (in thousands):

Total retail sales for the six months ended March 28, 2020	$2,155,892
Comparable store sales increase (including gasoline)	142,928
Impact of stores opened in fiscal 2021	2,687
Impact of stores closed in fiscal 2020	(1,162)
Other	385
Total retail sales for the six months ended March 27, 2021	$2,300,730

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the six-month period ended March 27, 2021 totaled $624.7 million, an increase of $75.6 million, or 13.8%, compared with gross profit of $549.1 million for the six-month period ended March 28, 2020. Gross profit as a percentage of sales was 26.3% and 24.7% for the six months ended March 27, 2021 and March 28, 2020, respectively. There was less discounting and shrink during the current six month period as compared with the prior six month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $24.6 million, or 5.5%, to $475.0 million for the six months ended March 27, 2021, from $450.4 million for the six months ended March 28, 2020. As a percentage of sales, operating and administrative expenses were 20.0% and 20.3% for the March 2021 and March 2020 six-month periods, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 22.1% of sales for the first six months of 2021 compared with 22.7% for the first six months of 2020. The fiscal 2021 first half expense percentages are lower due to additional pandemic-related sales during the first half of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$11.0	0.46%
Depreciation and amortization	$3.4	0.14%
Repairs and maintenance	$3.1	0.13%
Bank charges	$2.7	0.11%

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

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.1 million during the six months ended March 27, 2021. During the six months ended March 28, 2020, the gain from the sale or disposal of assets totaled $3.1 million from the sale of land.

Interest Expense. Interest expense totaled $12.6 million for the six-month period ended March 27, 2021 compared with $22.1 million for the six-month period ended March 28, 2020. Total debt at March 2021 was $647.8 million compared with $842.1 million at March 2020. Over the past twelve months, the Company has reduced or refinanced higher rate debt. LIBOR decreased significantly during calendar year 2020, reducing the cost of some of the Company’s debt.

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

Income Taxes. Income tax expense totaled $33.5 million for the six months ended March 27, 2021, an effective tax rate of 24.0% of pretax income. Income tax expense totaled $18.3 million for the six months ended March 28, 2020, an effective tax rate of 24.0% of pretax income.

Net Income. Net income totaled $106.0 million for the six-month period ended March 27, 2021 compared with $58.0 million for the six-month period ended March 28, 2020. Basic and diluted earnings per share for Class A Common Stock were $5.38 and $5.24, respectively, for the six months ended March 27 2021, compared to $2.94 and $2.86, respectively, for the six months ended March 28, 2020. Basic and diluted earnings per share for Class B Common Stock were each $4.89 for the six-months ended March 27, 2021 compared with $2.68 for the six months ended March 28, 2020.

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

Capital expenditures totaled $69.4 million for the six-month period ended March 27, 2021. These capital expenditures focused on construction on stores opened or scheduled to open in fiscal 2021, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2021 currently include investments of approximately $120 to $140 million. The Company currently plans to dedicate the majority of its fiscal 2021 capital expenditures to continued improvement of its store base and also include investments in stores expected to open in fiscal 2021, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $10.2 million at March 27, 2021.

Liquidity

The Company generated $114.7 million net cash from operations in the March 2021 six-month period compared with $175.4 million during the March 2020 six-month period. Net income was higher for the six-month 2021 period compared with the prior year, but this was offset by significant inventory drawdowns in March 2020 when the COVID-19 pandemic began.

Cash used by investing activities for the six-month periods ended March 27, 2021 and March 28, 2020 totaled $68.1 million and $51.5 million, respectively, consisting primarily of capital expenditures offset by proceeds from property and equipment sales. Higher current year capital expenditures and land sales during the prior year period account for the difference in investing activities between the two six month periods.

Cash used by financing activities totaled $44.6 million for the six-month period ended March 27, 2021, compared with $21.0 million for the six-month period ended March 28, 2020. The increase is primarily related to the repurchase of common stock during the current fiscal year, part of which was funded with borrowings under the Line.

In June 2013, the Company issued $700.0 million aggregate principal amount of senior notes due in 2023 (the “Notes”). The Notes bear interest at the rate of 5.750% per annum and were issued at par.

In November 2019, the Company closed a $155.0 million ten year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the Notes. The Loan was funded and the Notes were redeemed at 101.917% of par value thirty days after the redemption notice in December 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150.0 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on July 9, 2020. In July 2020, the Company issued an irrevocable notice to redeem $100 million principal amount of the Notes. The Notes were redeemed at 100.958% of par value on August 27, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the Notes outstanding at March 27, 2021.

The Company has a $175.0 million line of credit (the “Line”) that matures in September 2022. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $20.0 million in unused letters of credit, of which $0.4 million of unused letters of credit were issued at March 27, 2021. The Company is not required to maintain compensating balances in connection with the Line. At March 27, 2021, the Company had $93.1 million of borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $63.5 million as of March 27, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

The Company has an interest rate swap agreement for a current notional amount of $39.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $144.0 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 27, 2021, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.72 billion of additional borrowings (including borrowings under the Line) as of March 27, 2021.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $183.5 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 27, 2021, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2020. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of March 27, 2021.

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

Part II. OTHER INFORMATION

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information regarding the repurchase of our common stock for the three months ended March 27, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Common Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number of shares that may yet be purchased under the Plans or Programs
December 27, 2020 - January 30, 2021	—	$—	—	—
January 31, 2021 - February 27, 2021	—	$—	—	—
February 28, 2021 - March 27, 2021 (a)	1,265,400	$63.22	1,265,400	734,600
Total	1,265,400	$63.22	1,265,400	734,600

(a) On March 19, 2021 the Company’s Board of Directors authorized the repurchase of up to an aggregate of 2.0 million shares of its Class A and Class B Common Stock, and the Company publicly announced such plan on the same date. The share repurchase program may be carried out through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions. This plan has no expiration date. On March 23, 2021, the Company approved the repurchase of up to 1.3 million shares of the Company’s Class B Common Stock from a trust that is part of the estate of Robert P. Ingle, former CEO and Director of the Company.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 5, 2021	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 5, 2021	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer