Form 10-Q
period 2021-06-26
INGLES MARKETS INC
filed 2021-08-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2021

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

As of August 2, 2021, the Registrant had 14,261,835 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,732,541 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 26, 2021 and September 26, 2020	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended June 26, 2021 and June 27, 2020	4
Nine Months Ended June 26, 2021 and June 27, 2020	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Months Ended June 26, 2021 and June 27, 2020	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 26, 2021 and June 27, 2020	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	23

Signatures	24

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 26,	September 26,
	2021	2020
ASSETS
Current Assets:
Cash	$24,469,623	$6,903,955
Short term investments	295,000,000	—
Receivables - net	90,175,648	81,358,357
Inventories	380,501,312	366,824,438
Other current assets	10,250,828	15,100,110
Total Current Assets	800,397,411	470,186,860
Property and Equipment - Net	1,372,648,309	1,354,489,690
Operating lease right of use assets	42,161,910	46,590,718
Other Assets	32,284,094	28,031,634
Total Assets	$2,247,491,724	$1,899,298,902

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$314,533,835	$19,305,976
Current portion of operating lease liabilities	8,558,556	8,384,435
Accounts payable - trade	180,157,108	204,110,150
Accrued expenses and current portion of other long-term liabilities	82,320,509	92,012,346
Total Current Liabilities	585,570,008	323,812,907
Deferred Income Taxes	74,244,000	73,334,000
Long-Term Debt	586,714,754	586,198,360
Noncurrent operating lease liabilities	36,076,971	40,962,735
Other Long-Term Liabilities	50,593,135	55,659,943
Total Liabilities	1,333,198,868	1,079,967,945
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,260,285 shares issued and outstanding June 26, 2021; 14,212,360 shares issued and outstanding at September 26, 2020	713,015	710,618
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,734,091 shares issued and outstanding June 26, 2021; 6,047,416 shares issued and outstanding at September 26, 2020	236,704	302,371
Paid-in capital in excess of par value	—	12,311,249
Accumulated other comprehensive income	(3,710,997)	(10,251,296)
Retained earnings	917,054,134	816,258,015
Total Stockholders’ Equity	914,292,856	819,330,957
Total Liabilities and Stockholders’ Equity	$2,247,491,724	$1,899,298,902

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 26,	June 27,
	2021	2020
Net sales	$1,277,465,132	$1,189,599,756
Cost of goods sold	939,999,706	864,879,153
Gross profit	337,465,426	324,720,603
Operating and administrative expenses	239,409,986	234,596,892
Gain from sale or disposal of assets	2,529,504	1,338,702
Income from operations	100,584,944	91,462,413
Other income, net	678,392	626,310
Interest expense	5,529,211	9,714,681
Loss on early extinguishment of debt	1,082,633	—
Income before income taxes	94,651,492	82,374,042
Income tax expense	22,677,000	19,621,000
Net income	$71,974,492	$62,753,042

Other comprehensive expense:
Change in fair value of interest rate swap	$(865,315)	$(1,554,774)
Income tax benefit	211,000	380,000
Other comprehensive expense, net of tax	(654,315)	(1,174,774)
Comprehensive income	$71,320,177	$61,578,268

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.88	$3.18
Diluted earnings per common share	$3.79	$3.10
Class B Common Stock
Basic earnings per common share	$3.52	$2.89
Diluted earnings per common share	$3.52	$2.89
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Net sales	$3,652,463,010	$3,413,436,742
Cost of goods sold	2,690,309,051	2,539,638,667
Gross profit	962,153,959	873,798,075
Operating and administrative expenses	714,459,236	684,971,162
Gain from sale or disposal of assets	3,644,501	4,411,539
Income from operations	251,339,224	193,238,452
Other income, net	2,015,696	1,031,238
Interest expense	18,124,714	31,847,806
Loss on early extinguishment of debt	1,082,633	3,719,209
Income before income taxes	234,147,573	158,702,675
Income tax expense	56,160,000	37,970,000
Net income	$177,987,573	$120,732,675

Other comprehensive income (expense):
Change in fair value of interest rate swap	$8,654,299	$(12,632,429)
Income tax (expense) benefit	(2,114,000)	3,084,014
Other comprehensive income (expense), net of tax	6,540,299	(9,548,415)
Comprehensive income	$184,527,872	$111,184,260

Per share amounts:
Class A Common Stock
Basic earnings per common share	$9.22	$6.13
Diluted earnings per common share	$8.98	$5.96
Class B Common Stock
Basic earnings per common share	$8.38	$5.57
Diluted earnings per common share	$8.38	$5.57
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 26, 2021 AND JUNE 27, 2020

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	17,687,353	17,687,353
Other comprehensive income, net of income tax	—	—	—	—	—	2,151,893	—	2,151,893
Cash dividends	—	—	—	—	—	—	(3,251,673)	(3,251,673)
Common stock conversions	12,500	625	(12,500)	(625)	—	—	—	—
Balance, December 28, 2019	14,192,985	$709,649	6,066,791	$303,340	$12,311,249	$886,243	$665,099,698	$679,310,179
Net income	—	—	—	—	—	—	40,292,280	40,292,280
Other comprehensive expense, net of income tax	—	—	—	—	—	(10,525,534)	—	(10,525,534)
Cash dividends	—	—	—	—	—	—	(3,251,862)	(3,251,862)
Common stock conversions	375	19	(375)	(19)	—	—	—	—
Balance, March 28, 2020	14,193,360	$709,668	6,066,416	$303,321	$12,311,249	$(9,639,291)	$702,140,116	$705,825,063
Net income	—	—	—	—	—	—	62,753,042	62,753,042
Other comprehensive expense, net of income tax	—	—	—	—	—	(1,174,774)	—	(1,174,774)
Cash dividends	—	—	—	—	—	—	(3,252,032)	(3,252,032)
Common stock conversions	11,000	550	(11,000)	(550)	—	—	—	—
Balance, June 27, 2020	14,204,360	$710,218	6,055,416	$302,771	$12,311,249	$(10,814,065)	$761,641,126	$764,151,299

Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631
Net income	—	—	—	—	—	—	52,188,993	52,188,993
Other comprehensive income, net of income tax	—	—	—	—	—	5,105,876	—	5,105,876
Cash dividends	—	—	—	—	—	—	(3,252,276)	(3,252,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	32,750	1,638	(32,750)	(1,638)	—	—	—	—
Balance, March 27, 2021	14,253,285	$712,665	4,741,091	$237,054	$—	$(3,056,682)	$848,142,599	$846,035,636
Net income	—	—	—	—	—	—	71,974,492	71,974,492
Other comprehensive expense, net of income tax	—	—	—	—	—	(654,315)	—	(654,315)
Cash dividends	—	—	—	—	—	—	(3,062,957)	(3,062,957)
Stock repurchases, at cost	—	—	—	—	—	—	—	—
Common stock conversions	7,000	350	(7,000)	(350)	—	—	—	—
Balance, June 26, 2021	14,260,285	$713,015	4,734,091	$236,704	$—	$(3,710,997)	$917,054,134	$914,292,856

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Cash Flows from Operating Activities:
Net income	$177,987,573	$120,732,675
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,909,221	86,312,817
Non cash operating lease cost	5,999,943	7,166,298
Gain from sale or disposal of assets	(3,644,501)	(4,411,539)
Loss on early extinguishment of debt	1,082,633	3,719,209
Receipt of advance payments on purchases contracts	1,531,731	1,806,454
Recognition of advance payments on purchases contracts	(2,203,915)	(3,329,682)
Deferred income taxes	(1,204,000)	475,000
Changes in operating assets and liabilities:
Receivables	(8,817,290)	(5,067,545)
Inventory	(13,676,873)	18,629,403
Other assets	596,821	(4,317,001)
Operating lease liabilities	(6,282,778)	(7,444,633)
Accounts payable and accrued expenses	(28,355,258)	14,690,061
Net Cash Provided by Operating Activities	213,923,307	228,961,517
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	6,508,215	7,257,103
Purchase of short term investments	(295,000,000)
Capital expenditures	(107,952,929)	(78,884,499)
Net Cash Used by Investing Activities	(396,444,714)	(71,627,396)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	653,623,780	—
Payments on short-term borrowings	(692,507,850)	—
Proceeds from issuance of bonds	350,000,000	—
Debt issuance costs	(5,239,937)	(854,793)
Proceeds from new long term debt	—	155,000,000
Principal payments on long-term borrowings	(16,222,945)	(188,756,386)
Prepayment penalties on debt extinguishment	—	(2,971,350)
Stock repurchases	(79,998,588)	—
Dividends paid	(9,567,385)	(9,755,569)
Net Cash Provided (Used) by Financing Activities	200,087,075	(47,338,098)
Net Increase in Cash and Cash Equivalents	17,565,668	109,996,023
Cash and cash equivalents at beginning of period	6,903,955	42,125,105
Cash and Cash Equivalents at End of Period	$24,469,623	$152,121,128

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 26, 2021 and June 27, 2020

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 26, 2021, and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 26, 2021 and June 27, 2020, and cash flows for the nine months ended June 26, 2021 and June 27, 2020. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 26, 2020, filed by the Company under the Securities Exchange Act of 1934, as amended, on December 10, 2020.

The results of operations for the three-month and nine-month periods ended June 26, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $81,000 at June 26, 2021 and $325,000 at September 26, 2020.

D. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

E. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 26,	September 26,
	2021	2020
Property, payroll and other taxes payable	$17,447,671	$22,334,471
Salaries, wages and bonuses payable	40,020,750	44,975,510
Self-insurance liabilities	13,920,488	14,064,210
Interest payable	1,533,110	6,686,195
Income tax payable	5,291,815	—
Other	4,106,675	3,951,960
	$82,320,509	$92,012,346

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $33.7 million and $34.1 million at June 26,

2021 and September 26, 2020, respectively. Of this amount, $13.9 million is accounted for as a current liability and $19.8 million as a long-term liability, which is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 26, 2021. At September 26, 2020, $14.1 million was accounted for as a current liability and $20.0 million as a long-term liability, which is inclusive of $4.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.8 million and $9.4 million for the three-month periods ended June 26, 2021 and June 27, 2020, respectively. For the nine-month periods ended June 26, 2021 and June 27, 2020, employee insurance expense, net of employee contributions totaled $28.2 million and $27.7 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at June 26, 2021 and September 26, 2020.

F. LONG-TERM DEBT

In June 2021, the Company issued at par $350.0 million aggregate principal amount of senior 4.00% notes due in 2031 (the “2031 Notes”). Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million aggregate principal amount of its 5.75% senior notes due in 2023 (the “2023 Notes”) and invested $295.0 million of 2031 Notes proceeds in short term investments pending redemption of the 2023 Notes. The 2023 Notes were redeemed at par value on July 16, 2021. Accordingly, at June 26, 2021 both $350.0 million of the 2031 Notes and $295.0 million of the 2023 Notes were outstanding, and the $295.0 million of 2023 Notes outstanding were included in the line item “Current portion of long-term debt” on the Condensed Consolidated Balance Sheet as of June 26, 2021.

The Company may redeem all or a portion of the 2031 Notes at any time at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

In November 2019, the Company closed a $155 million ten year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the 2023 Notes. The Loan was funded and the 2023 Notes were redeemed thirty days after the redemption notice in December 2019. The 2023 Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ended December 28, 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on July 9, 2020.

In July 2020, the Company issued an irrevocable notice to redeem $100 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on August 27, 2020.

In June 2021, the Company entered into a $150.0 million line of credit (the “Line”) that matures in June 2026 . The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at June 26, 2021. The Company is not required to maintain compensating balances in connection with the Line. At June 26, 2021, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $63.5 million as of June 26, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

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

The Company has an interest rate swap agreement for a current notional amount of $38.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $142.1 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three- and nine-month periods ended June 26, 2021, the Company recorded $0.7 million of other comprehensive expense and $6.5 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.9 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 26, 2021. For the three- and nine-month periods ended June 27, 2020, the Company recorded $1.2 million and $9.5 million of other comprehensive expense, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $14.3 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 27, 2020.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at June 26, 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 26, 2021, property and equipment with an undepreciated cost of approximately $298.5 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 26, 2021, the Company had excess net worth totaling $202.6 million calculated under covenants in the 2031 Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the 2031 Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 15, 2021 to stockholders of record on April 8, 2021.

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

	Three Months Ended		Nine Months Ended
	June 26, 2021		June 26, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$55,276,248	$16,698,244	$131,185,114	$46,802,459
Conversion of Class B to Class A shares	16,698,244	—	46,802,459	—
Net income allocated, diluted	$71,974,492	$16,698,244	$177,987,573	$46,802,459

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,257,035	4,737,341	14,234,599	5,584,837
Conversion of Class B to Class A shares	4,737,341	—	5,584,837	—
Weighted average shares outstanding, diluted	18,994,376	4,737,341	19,819,436	5,584,837

Earnings per share
Basic	$3.88	$3.52	$9.22	$8.38
Diluted	$3.79	$3.52	$8.98	$8.38

	Three Months Ended		Nine Months Ended
	June 27, 2020		June 27, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$45,205,674	$17,547,368	$86,935,954	$33,796,721
Conversion of Class B to Class A shares	17,547,368	—	33,796,721	—
Net income allocated, diluted	$62,753,042	$17,547,368	$120,732,675	$33,796,721

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,197,250	6,062,526	14,191,074	6,068,702
Conversion of Class B to Class A shares	6,062,526	—	6,068,702	—
Weighted average shares outstanding, diluted	20,259,776	6,062,526	20,259,776	6,068,702

Earnings per share
Basic	$3.18	$2.89	$6.13	$5.57
Diluted	$3.10	$2.89	$5.96	$5.57

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

Operating lease cost for all operating leases totaled $2.7 million for the three months ended June 26, 2021 and $8.4 million for the nine months ended June 26, 2021. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of June 26, 2021 are as follows:

Fiscal Year
Remainder of 2021	$2,497,202
2022	9,990,903
2023	8,300,557
2024	5,516,257
2025	4,715,550
Thereafter	25,889,333
Total lease payments	$56,909,802
Less amount representing interest	12,274,275
Present value of lease liabilities	$44,635,527

On the Condensed Consolidated Balance Sheets, lease extensions exercised less leased properties purchased during fiscal year 2021 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $1.6 million each during the nine months ended June 26, 2021. The weighted average remaining lease term for the Company’s operating leases is 12.9 years. The weighted average discount rate used to determine lease liability balances as of June 26, 2021 is 3.51%, based on the most recent Company financings collateralized by store properties.

Leases as Lessor

At June 26, 2021, the Company owned and operated 84 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 26, 2021	June 26, 2021
Rents earned on owned and subleased properties:
Base rentals	$4,532,913	$14,450,465
Variable rentals	72,458	217,373
Total	4,605,371	14,667,838
Depreciation on owned properties leased to others	(1,054,469)	(3,693,739)
Other shopping center expenses	(571,999)	(2,199,072)
Total	$2,978,903	$8,775,027

Future minimum operating lease receipts at June 26, 2021 are as follows:

Fiscal Year
Remainder of 2021	$3,500,699
2022	14,269,749
2023	12,962,271
2024	11,876,474
2025	10,553,809
Thereafter	38,267,329
Total minimum future rental income	$91,430,331

J. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Revenues from unaffiliated customers:
Grocery	$433,395	$452,725	$1,302,734	$1,255,718
Non-foods	291,596	281,306	840,083	788,252
Perishables	348,284	344,597	990,040	929,507
Gasoline	164,249	84,127	405,397	345,170
Total Retail	$1,237,524	$1,162,755	$3,538,254	$3,318,647
Other	39,941	26,845	114,209	94,790
Total revenues from unaffiliated customers	$1,277,465	$1,189,600	$3,652,463	$3,413,437

Income from operations:
Retail	$94,466	$89,206	$233,630	$181,496
Other	6,119	2,256	17,709	11,742
Total income from operations	$100,585	$91,462	$251,339	$193,238

	June 26,	September 26,
	2021	2020
Assets:
Retail	$2,071,161	$1,712,203
Other	178,850	189,607
Elimination of intercompany receivable	(2,519)	(2,511)
Total assets	$2,247,492	$1,899,299

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 26, 2021 and June 27, 2020, the fluid dairy operation had $11.1 and $11.2 million in sales, respectively to the grocery sales segment. The fluid dairy operation had $34.8 million and $35.0 million in sales to the retail grocery segment for the nine-month periods ended June 26, 2021 and June 27, 2020, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 26, 2021 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
2023 Senior Notes	$295,000	$295,738	Level 2
2031 Senior Notes	350,000	350,000	Level 2
Facility Bonds	63,500	63,500	Level 2
Secured notes payable and other	192,749	192,638	Level 2
Interest rate swap derivative contracts	4,908	4,908	Level 2
Non-qualified retirement plan assets	20,565	20,565	Level 2

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

M. RELATED PARTY TRANSACTIONS

On March 19, 2021, the Company’s Board of Directors authorized the repurchase of up to an aggregate of 2.0 million shares of its Class A and Class B Common Stock. The share repurchase program may be carried out through open market purchases, block trades, purchases from the Company’s Investment/Profit Sharing Plan and in negotiated private transactions.

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

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 26, 2021, such a loan in the amount of $0.4 million was both made and repaid in full.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (74), Georgia (66), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 26, 2021, the Company operated 111 in-store pharmacies and 107 fuel centers.

Coronavirus (COVID-19) Pandemic Impact

The coronavirus (COVID-19) pandemic was declared a national emergency on March 13, 2020.  As an essential business, the Company has remained open throughout the pandemic and implemented numerous protocols to keep our customers and associates safe. Since the pandemic was declared, sales and customer traffic have increased and have had a significant impact on the Company’s results of operation.  The three months ended June 26, 2021 represent the first full fiscal quarter in which both the current and the prior year fiscal quarters were impacted by the pandemic.  During this time period, and especially after vaccines became widely available, isolation measures have lifted to some extent as restaurants and schools have reopened and many public activities have resumed.  As discussed later in this form 10-Q, the Company’s sales and financial performance for the three months ended June 26, 2021 continue to be significantly above pre-pandemic levels and compare favorably with the quarter ended June 27, 2020 early in the pandemic.

As the economy and daily life have opened back up

•We have experienced labor shortages and upward pressure on wages

•Availability of some products has been disrupted

•Transportation delays have been encountered

•Food at home costs have increased, and the overall rate of inflation has increased to levels not seen for many years

In future months, our sales and financial performance could be impacted by

•The delta variant (and any future variants) of COVID-19, which has recently increased the number of people impacted by the coronavirus

•The return to classrooms in late summer 2021

•Changes to or elimination of various economic assistance programs

Accordingly, at the present time we do not know how long, and to what extent the pandemic could impact our sales and financial performance.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 26, 2021 the Company’s self-insurance reserves totaled $33.7 million. This amount is inclusive of $4.8 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 26, 2021.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practicable, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $30.0 million and $22.4 million for the fiscal quarters ended June 26, 2021 and June 27, 2020, respectively. For the nine-month periods ended June 26, 2021 and June 27, 2020, vendor allowances applied as a reduction of merchandise costs totaled $88.7 million and $81.2 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.0 million and $0.7 million for the fiscal quarters ended June 26, 2021 and June 27, 2020, respectively. For the nine-month periods ended June 26, 2021 and June 27, 2020, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.0 million and $6.5 million, respectively. Overall, vendor allowances decreased at the March 2020 onset of the COVID-19 pandemic as many promotional activities were curtailed. During the current fiscal year, promotional activities have increased, but have not fully returned to pre-pandemic levels.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 26, 2021 and June 27, 2020, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and nine-month periods ended June 26, 2021 and June 27, 2020, comparable store sales included 197 and 196 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 26,	June 27,	June 26,	June 27,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	26.4%	27.3%	26.3%	25.6%
Operating and administrative expenses	18.7%	19.7%	19.5%	20.1%
Gain from sale or disposal of assets	0.2%	0.1%	0.1%	0.1%
Income from operations	7.9%	7.7%	6.9%	5.6%
Other income, net	—%	0.1%	—%	—%
Interest expense	0.4%	0.8%	0.5%	0.9%
Loss on early extinguishment of debt	0.1%	—%	—%	0.1%
Income tax expense	1.8%	1.7%	1.5%	1.1%
Net income	5.6%	5.3%	4.9%	3.5%

Three Months Ended June 26, 2021 Compared to the Three Months Ended June 27, 2020

Net income for the third quarter of fiscal 2021 totaled $72.0 million, compared with net income of $62.8 million earned for the third quarter of fiscal 2020. The COVID-19 pandemic was declared a national emergency on March 13, 2020, therefore, each of the three months ended June 26, 2021 and June 27, 2020 was influenced by the pandemic. These comparative third quarters had high sales as various social distancing measures, were still in place and most schools and restaurants were not fully back to pre-pandemic operations. While the Company has incurred significant additional operating expenses to maintain clean and safe stores, expenses did not increase as much as sales, resulting in higher pre-tax income.

Net Sales. Net sales increased by $87.9 million, or 7.4%, to $1.28 billion for the three months ended June 26, 2021 compared with $1.19 billion for the three months ended June 27, 2020. Comparing the third quarter of fiscal 2021 with the third quarter of fiscal 2020, total grocery sales excluding gasoline only decreased by 0.5% even with a reopening of daily life in most of our market area. Compared with the pre-pandemic third quarter ended June 2019, grocery sales excluding gasoline for the June 2021 quarter increased 23.0%. Gasoline sales dollars and gallons sold were higher for the June 2021 fiscal quarter as compared to the June 2020 fiscal quarter due to increased travel as COVID-19 pandemic restrictions have eased. Excluding gasoline sales, total grocery comparable store sales for the June 2021 quarter decreased 0.9% over the comparative fiscal quarter. Comparing the third quarters of fiscal years 2021 and 2020 (and excluding gasoline), the number of customer transactions increased 8.2% and the average transaction size decreased 8.0%. We believe that easing of the COVID-19 pandemic restrictions has resulted in more trips to our stores at a lower transaction size even as dollar sales were somewhat level.

Ingles operated 198 stores at June 26, 2021 and 197 stores at June 27, 2020. Retail square feet totaled approximately 11.3 million square feet at June 26, 2021 and at June 27, 2020. During the twelve months ended June 26, 2021, the Company opened one store.

Sales by product category (in thousands) are as follows:

	Three Months Ended
	June 26,	June 27,
	2021	2020
Grocery	$433,395	$452,725
Non-foods	291,596	281,306
Perishables	348,284	344,597
Gasoline	164,249	84,127
Total retail grocery	$1,237,524	$1,162,755

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 26, 2021 are summarized as follows (in thousands):

Total retail sales for the three months ended June 27, 2020	$1,162,755
Comparable store sales increase (including gasoline)	68,700
Impact of stores opened in fiscal 2021	5,989
Impact of stores closed in fiscal 2020	(288)
Other	368
Total retail sales for the three months ended June 26, 2021	$1,237,524

Gross Profit. Gross profit for the three-month period ended June 26, 2021 totaled $337.5 million, an increase of $12.8 million, or 3.9%, compared with gross profit of $324.7 million for the three-month period ended June 27, 2020. Gross profit as a percentage of sales was 26.4% and 27.3% for the three months ended June 26, 2021 and June 27, 2020, respectively. Since the beginning of the COVID-19 pandemic, we have seen a decrease in discounting and shrink, resulting in higher gross profit and gross margin. As a comparison, gross profit as a percentage of sales for the pre-pandemic quarter ended June 2019 was 24.4%. Retail grocery gross margin excluding gasoline was 55 basis points higher for the quarter ended June 26, 2021 compared with the quarter ended June 27, 2020. Gasoline gross profit was also higher for the June 2021 fiscal quarter compared with the June 2020 fiscal quarter as travel has increased due to the easing of COVID-19 restrictions.

Operating and Administrative Expenses. Operating and administrative expenses increased $4.8 million, or 2.1%, to $239.4 million for the three months ended June 26, 2021, from $234.6 million for the three months ended June 27, 2020. As a percentage of sales, operating and administrative expenses were 18.7% and 19.7% for the June 2021 and June 2020 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.3% of sales for the third fiscal quarter of 2021 compared with 21.0% for the third fiscal quarter of 2020.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Store supplies	$2.5	0.20%
Depreciation and amortization	$2.0	0.16%
Bank charges	$1.3	0.10%
Insurance	$(0.8)	(0.06)%

Store supplies increased due to raw material cost increases and commensurate with the increase in sales.

Depreciation expense increased due to equipment purchased for store improvements and the distribution network.

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Insurance expense decreased due to lower claims under the Company’s self-insurance programs.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $2.5 million during the three months ended June 26, 2021, primarily from the sale of a former store property. During the quarter ended June 27, 2020, the gain from the sale or disposal of assets totaled $1.3 million primarily from a land parcel sale.

Interest Expense. Interest expense totaled $5.5 million for the three-month period ended June 26, 2021 compared with $9.7 million for the three-month period ended June 27, 2020. Total debt at June 2021 was $901.2 million compared with $819.3 million at June 2020. Excluding the $295.0 million of the 2023 Notes redeemed on July 16, 2021, debt would total $606.2 million at June 26, 2021. Over the past twelve months, the Company has reduced or refinanced its higher rate debt. LIBOR decreased significantly during calendar year 2020, reducing the carrying cost of some of the Company’s debt.

Loss on Early Extinguishment of Debt. In conjunction with the June 2021 issuance of the 2031 Notes and the Line, the Company wrote off $1.1 million of capitalized loan costs related to the 2023 Notes and the Company’s former line of credit.

Income Taxes. Income tax expense totaled $22.7 million for the three months ended June 26, 2021, an effective tax rate of 24.0% of pretax income. Income tax expense totaled $19.6 million for the three months ended June 27, 2020, an effective tax rate of 23.8% of pretax income.

Net Income. Net income totaled $72.0 million for the three-month period ended June 26, 2021 compared with $62.8 million for the three-month period ended June 27, 2020. Basic and diluted earnings per share for Class A Common Stock were $3.88 and $3.79, respectively, for the June 2021 quarter, compared to $3.18 and $3.10, respectively, for the June 2020 quarter. Basic and diluted earnings per share for Class B Common Stock were each $3.52 for the June 2021 quarter compared with $2.89 for the June 2020 quarter.

Nine Months Ended June 26, 2021 Compared to the Nine Months Ended June 27, 2020

Net income for the nine months ended June 26, 2021 totaled $178.0 million, compared with net income of $120.7 million earned for the first nine months of fiscal 2020. The COVID-19 pandemic resulted in various stay-at-home measures, as well as the closing of most schools and restaurants beginning in March 2020. Many of these measures were still in place throughout the nine-month period ended June 26, 2021. As a result, retail grocery sales increased. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $239.0 million, or 7.0%, to $3.65 billion for the nine months ended June 26, 2021 compared with $3.41 billion for the nine months ended June 27, 2020. The COVID-19 pandemic impacted the full nine-month period ended June 2021, while it impacted only 15 of the 39 weeks ended June 2020. Comparing the first nine months of fiscal 2021 with the first nine months of fiscal 2020, gasoline sales dollars and gallons sold were higher as the public began to travel more and market prices increased. Excluding gasoline sales, total grocery comparable store sales increased 5.2% over the comparative nine-month period. Comparing the first nine months of fiscal years 2021 and 2020 (and excluding gasoline), the number of customer transactions increased 2.2% and the average transaction size increased 3.1%.

Sales by product category (in thousands) are as follows:

	Nine Months Ended
	June 26,	June 27,
	2021	2020
Grocery	$1,302,734	$1,255,718
Non-foods	840,083	788,252
Perishables	990,040	929,507
Gasoline	405,397	345,170
Total retail grocery	$3,538,254	$3,318,647

Changes in retail grocery sales for the nine months ended June 26, 2021 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 27, 2020	$3,318,647
Comparable store sales increase (including gasoline)	211,628
Impact of stores opened in fiscal 2021	8,676
Impact of stores closed in fiscal 2020	(1,450)
Other	753
Total retail sales for the nine months ended June 26, 2021	$3,538,254

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the nine-month period ended June 26, 2021 totaled $962.2 million, an increase of $88.4 million, or 10.1%, compared with gross profit of $873.8 million for the nine-month period ended June 27, 2020. Gross profit as a percentage of sales was 26.3% and 25.6% for the nine months ended June 26, 2021 and June 27, 2020, respectively. Retail grocery gross margin excluding gasoline was 102 basis points higher for the nine months ended June 26, 2021 compared with the nine months ended June 27, 2020. There was less discounting and shrink during the current nine-month period as compared with the prior nine-month period.

Operating and Administrative Expenses. Operating and administrative expenses increased $29.5 million, or 4.3%, to $714.5 million for the nine months ended June 26, 2021, from $685.0 million for the nine months ended June 27, 2020. As a percentage of sales, operating and administrative expenses were 19.6% and 20.1% for the June 2021 and June 2020 nine-month periods, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.8% of sales for the first nine months of 2021 compared with 22.1% for the first nine months of 2020. The fiscal 2021 first nine month expense percentages are lower due to additional pandemic-related sales during the first nine months of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$11.0	0.30%
Depreciation and amortization	$5.4	0.15%
Bank charges	$4.0	0.11%
Store supplies	$3.9	0.11%
Repairs and maintenance	$3.0	0.08%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Depreciation expense increased due to equipment purchased for store improvements, information technology, and the distribution network.

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Store supplies increased due to raw material cost increases and commensurate with the increase in sales.

Repairs and maintenance expense increased due to extra sales and enhanced cleaning protocols as a result of the COVID-19 pandemic.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $3.6 million during the nine months ended June 26, 2021, primarily from the sale of a former store property. During the nine months ended June 27, 2020, the gain from the sale or disposal of assets totaled $4.4 million primarily from the sale of land.

Interest Expense. Interest expense totaled $18.1 million for the nine-month period ended June 26, 2021 compared with $31.8 million for the nine-month period ended June 27, 2020. Over the past twelve months, the Company has reduced or refinanced its higher rate debt. LIBOR decreased significantly during calendar year 2020, reducing the cost of some of the Company’s debt.

Loss on Early Extinguishment of Debt. During the nine month June 2021 period, the Company wrote off $1.1 million of capitalized loan costs related to the retirement of the 2023 Notes and the Company’s former line of credit. During the nine-month June 2020 period, the Company incurred $3.7 million of extinguishment costs related to the early repayment of $155 million of 2023 Notes.

Income Taxes. Income tax expense totaled $56.2 million for the nine months ended June 26, 2021, an effective tax rate of 24.0% of pretax income. Income tax expense totaled $38.0 million for the nine months ended June 27, 2020, an effective tax rate of 23.9% of pretax income.

Net Income. Net income totaled $178.0 million for the nine-month period ended June 26, 2021 compared with $120.7 million for the nine-month period ended June 27, 2020. Basic and diluted earnings per share for Class A Common Stock were $9.22 and $8.98, respectively, for the nine months ended June 26, 2021, compared to $6.13 and $5.96, respectively, for the nine months ended June 27, 2020. Basic and diluted earnings per share for Class B Common Stock were each $8.38 for the nine-months ended June 26, 2021 compared with $5.57 for the nine months ended June 27, 2020.

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

Capital expenditures totaled $108.0 million for the nine-month period ended June 26, 2021. These capital expenditures focused on construction of stores opened or scheduled to open later in fiscal 2021, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $3.2 million at June 26, 2021.

Liquidity

The Company generated $213.9 million net cash from operations in the June 2021 nine-month period compared with $229.0 million during the June 2020 nine-month period. Net income was higher for the nine-month 2021 period compared with the prior year, but this was offset by higher working capital uses to maintain higher levels of inventory needed to support increased pandemic-related sales.

Cash used by investing activities for the nine-month periods ended June 26, 2021 and June 27, 2020 totaled $396.4 million and $71.6 million, respectively. $295.0 million of 2031 Notes proceeds were invested short-term prior to the redemption of the 2023 Notes in July 2021.

Cash provided by financing activities totaled $200.1 million for the nine-month period ended June 26, 2021, compared with cash used by financing activities of $47.3 million for the nine-month period ended June 27, 2020. The increase is primarily related to the issuance of the 2031 Notes and the repurchase of common stock during the 2021 period.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due in 2031 (the “2031 Notes”). The 2031 Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million principal amount of 5.75% senior notes due in 2023 (the “2023 Notes”). These 2023 Notes were redeemed at par value on July 16, 2021.

In November 2019, the Company closed a $155.0 million ten year amortizing real estate loan (the “Loan”) and issued notice to redeem a like principal amount of the 2023 Notes. The Loan was funded and the 2023 Notes were redeemed at 101.917% of par value thirty days after the redemption notice in December 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150.0 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on July 9, 2020. In July 2020, the Company issued an irrevocable notice to redeem $100 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on August 27, 2020.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in unused letters of credit, of which none were issued at June 26, 2021. The Company is not required to maintain compensating balances in connection with the Line. At June 26, 2021, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until September 26, 2026, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $63.5 million as of June 26, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to September 26, 2026.

The Company has an interest rate swap agreement for a current notional amount of $38.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $142.1 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and 2031 Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 26, 2021, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.53 billion of additional borrowings (including borrowings under the Line) as of June 26, 2021.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the 2031 Notes, the Bonds, the Line, and other debt agreements contain provisions that, based on certain financial parameters, restrict the ability of the Company to pay additional cash dividends in excess of current quarterly per share amounts. Further, the Company is prevented from declaring dividends at any time that it is in default under the indenture governing the 2031 Notes.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $180.1 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 26, 2020.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 26, 2021, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2020. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of June 26, 2021.

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

Part II. OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits.

4.1

Indenture, dated as of June 17, 2021, by and between Ingles Markets, Incorporated and Truist Bank, as Trustee, governing the 4.000% Senior Notes Due 2031, including the Form of 4.000% Senior Notes Due 2031 (filed as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, filed with the Commission on June 21, 2021 and incorporated herein by this reference).

10.1

Credit Agreement, dated as of June 17, 2021, by and among Ingles Markets, Incorporated, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other agents and lenders party thereto (filed as Exhibit 10.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, filed with the Commission on June 21, 2021 and incorporated herein by this reference).

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 5, 2021	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 5, 2021	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer