Form 10-K
period 2021-09-25
INGLES MARKETS INC
filed 2021-11-24
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 25, 2021

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☒ NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.05 par value per share	IMKTA	The NASDAQ Global Select Market

As of March 27, 2021, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 27, 2021, was approximately $935 million. As of November 22, 2021, the registrant had 14,272,835 shares of Class A Common Stock outstanding and 4,721,541 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 25, 2021

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

•the ongoing impact of the COVID-19 pandemic on Company traffic, sales and profitability as many schools, restaurants and other business have operated and continue to operate differently since March 2020;

•the additional costs incurred by the Company due to the COVID-19 pandemic for additional staff, cleaning and compliance with social distancing guidelines;

•the level of COVID-19 assistance provided to customers in the Company’s market area and its impact on Company sales;

•Shortages of labor, distribution capacity, and some product outages as the economy recovers from the COVID-19 pandemic;

•Inflation in food, labor and gasoline caused by pressures of the COVID-19 pandemic recovery;

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated, a North Carolina corporation (collectively with its subsidiaries, (“Ingles,” or the “Company,” “we,” “us” or “our’), a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

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

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target markets and modernize the appearance and layout of its existing stores. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling high-growth, high-margin products including perishable departments featuring local organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items. The Company offers on-line ordering of its products for pickup at its stores.

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

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 73% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 75% of its products to other retailers, food service distributors and grocery warehouses in 16 states, which provides the Company with an additional source of revenue.

The Company owns 163 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. The Company also owns 23 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

As of September 25, 2021, Mr. Robert P. Ingle II, our Chairman, owned beneficially (as defined by the Exchange Act) approximately 71% of the combined voting power and 23% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). The Company became publicly traded in September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded.

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

Use of our Website and Social Media to Distribute Material Company Information

We use our website as a channel of distribution for important Company information. We routinely post on our website important information, including press releases and financial information, which may be accessed by selecting the “Corporate” sections of www.ingles-markets.com. We also use our website to expedite public access to time-critical information regarding our Company in advance of or in lieu of distributing a press release or a filing with the SEC disclosing the same information. Therefore, investors should look to the Corporate sections of our website for important and time-critical information. Visitors to our website can also register to receive financial information press releases. Information contained on, or accessible through, our website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K.

Business

The Company operates one primary business segment, retail grocery. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements of this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)
	2021		2020		2019
Revenues from unaffiliated customers:
Grocery	$1,762.9		$1,694.0		$1,443.4
Non-foods	1,136.3		1,067.0		936.2
Perishables	1,349.1		1,261.5		1,110.7
Gasoline	583.7		459.6		581.1
Total retail	4,832.0	96.9%	4,482.1	97.2%	4,071.4	96.9%
Other	156.0	3.1%	128.5	2.8%	130.6	3.1%
	$4,988.0	100.0%	$4,610.6	100.0%	$4,202.0	100.0%
Income from operations:
Retail	$327.6	93.6%	$264.4	94.1%	$135.4	89.0%
Other	22.5	6.4%	16.5	5.9%	16.8	11.0%
	350.1	100.0%	280.9	100.0%	152.2	100.0%
Other income, net	2.9		1.7		1.8
Interest expense	24.3		40.5		47.4
Loss on early extinguishment of debt	1.1		7.1		—
Income before income taxes	$327.6		$235.0		$106.6

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

At September 25, 2021, the Company operated 189 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The COVID-19 pandemic which began in March 2020 and has continued throughout fiscal year 2021, impacted supermarket operations, as the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe. Since March 2020, the Company’s stores have operated at an increased level and have experienced occasional product shortages. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2021	2020	2019	2021	2020	2019
North Carolina	75	73	73	41%	41%	41%
South Carolina	35	35	36	19%	19%	19%
Georgia	65	66	66	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	198	197	198	100%	100%	100%

The Company believes that today’s supermarket customers are focused on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 25, 2021, the Company operated 111 pharmacies and 107 fuel stations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2021	2020	2019	2018	2017
Weighted Average Sales Per Store (000’s) (1)	$23,926	$22,215	$20,189	$19,674	$19,133
Total Square Feet at End of Year (000’s)	11,342	11,256	11,247	11,329	11,173
Average Total Square Feet per Store	57,281	57,138	56,806	56,643	56,146
Average Square Feet of Selling Space per Store (2)	40,097	39,997	39,765	39,650	39,302
Weighted Average Sales per Square Foot of Selling Space (1) (2)	609	568	516	502	494

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

The Company’s stores carry broad selections of quality meats, produce and other perishables. The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant. The Company’s market areas contain numerous providers of quality local products, which is in line with current customer preferences for goods produced where they live. Management believes that customers perceive supermarkets offering a broad array of products and time-saving services as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that enhance the shopping experience. The Company operates fuel stations at 107 of its store locations.

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

The Ingles Curbside offering allows customers to order online any product in the Company’s stores. The order is picked by store associates and loaded into the customer’s vehicle. This service is currently offered at 46 of the Company’s stores, with additional stores expected to be added each month.

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

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 179 tractors and 777 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

During fiscal year 2021, the pandemic has caused disruption in the receipt of some products and our distribution system encountered difficulty in getting product to our stores to meet spikes in customer demand. There is currently a nationwide shortage of truck drivers and warehouse workers, which has negatively impacted the Company’s distribution operations. We do not know how long these current conditions will persist.

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings. The construction of new stores by independent contractors is closely monitored and controlled by the Company. Recently, the Company has had a greater number of circumstances where an existing store was closed in order to build a new store building on the same site that reflects the Company’s current marketing strategies. During fiscal year 2021, the COVID-19 pandemic resulted in shortages of some building materials, equipment, and construction labor. As a result, the Company has slowed some of its new store and remodeling plans. We do not know how long these current conditions will persist, but the Company has continued to build/remodel stores albeit at what management believes will be a temporarily slower pace.

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

The following table sets forth, for the fiscal years indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2021	2020	2019	2018	2017
Number of Stores:
Opened	2	—	1	5	2
Closed	1	1	3	4	4
Stores open at end of period	198	197	198	200	199
Size of Stores:
Less than 42,000 sq. ft.	46	46	48	49	50
42,000 up to 51,999 sq. ft.	22	22	22	22	22
52,000 up to 61,999 sq. ft.	47	47	47	48	50
At least 62,000 sq. ft.	83	82	81	81	77
Average store size (sq. ft.)	57,281	57,138	56,806	56,643	56,146

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

Supermarket chains generally compete on the basis of location, quality of products, service, price, convenience, product variety, online ordering/delivery capabilities, and store condition.

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

Seasonality

Sales in the grocery segment of the Company’s business are subject to a slight seasonal variance due to holiday related sales and due to sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in the Company’s market area. During fiscal years 2020 and 2021, typical seasonality was disrupted by the COVID-19 pandemic. Beginning in March 2020, the general population began to spend more time at home working remotely and, in some cases, providing more child care and education support from home. Restaurant traffic and non-essential travel have not yet returned to pre-pandemic levels. These factors contributed to increased sales in the Company’s supermarkets in excess of typical seasonal factors. We currently expect that, as the pandemic eases over time, traditional seasonal patterns will resume.

The Company’s fluid dairy operations have a slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate operations are not subject to seasonal variations.

Human Capital

At September 25, 2021, the Company had approximately 26,000 associates, of which 93% were supermarket personnel. Approximately 58% of these associates work on a part-time basis. Management considers labor relations to be good. The Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. The COVID-19 pandemic increased our need for associates to accommodate a higher level of sales, as well as to comply with more rigorous cleaning and social distancing recommendations. The Company has responded by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates; however, competition for labor has become more intense, resulting in higher costs to attract and retain associates. Additionally, there is currently a nationwide shortage of truck drivers, warehouse workers and labor in general. The foregoing factors have resulted in a reduction in the number of our associates since the beginning of fiscal 2021, but we have been able to continue operations without material disruption.

Recent Occupational Health and Safety Administration (“OSHA”) guidelines require that employers with over 100 employees either, by January 2022, have all employees vaccinated or test employees weekly for COVID-19. These guidelines are currently being challenged in the courts. At this time we do not know how or when this dispute will be resolved and what the impact will be on the Company’s operations.

The Company has various programs to ensure adequate store staffing levels at any given time during the week. Store managers are given tools to assist in scheduling and levels of staffing. We provide flexible scheduling to accommodate the needs of our full and part-time associates, and we also provide incentives for associates based on the achievement of operating and safety goals. The Company has made technology investments to allow efficient remote work environments for associates that do not work in our stores or distribution center.

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

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, OSHA, and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages. The Company believes that its locations are in material compliance with such laws and regulations. The Company is not aware of any proposed regulations that would materially affect the Company’s business, financial condition, or results of operations.

The COVID-19 pandemic resulted in a number of public safety requirements enacted at the federal, state and local levels. These requirements included social distancing, masking, hours of operation, and vaccination recommendations. These requirements changed as the impact of COVID-19 changed and vaccines became widely available. The Company believes requirements will continue to change, but cannot predict the nature and timing of any changes. The Company has complied and will continue to comply with current requirements at each of its locations.

Recent OSHA guidelines require that employers with over 100 employees either, by January 2022, have all employees vaccinated or test employees weekly for COVID-19. These guidelines are currently being challenged in the courts. At this time we do not know how or when this dispute will be resolved and what the impact will be on the Company’s operations.

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

The coronavirus (COVID-19) pandemic was declared a national emergency on March 13, 2020 and the Company was classified as an essential business. Since that time the Company has had to continuously alter certain operating procedures to accommodate isolation/social distancing, school and restaurant closures, reduced leisure travel, and increased remote work. At times, some of the Company’s stores were subject to capacity limits, masking requirements, and social distancing measures that incorporated enhanced cleaning, additional protective equipment and the closure of self-service food bars plus in-house dining.

During fiscal year 2021, vaccines became widely available and are administered in all our pharmacies. As the economy began to recover, we have experienced labor shortages in our stores and distribution center. Truck driver shortages and supply chain disruptions have resulted in occasional product shortages in our stores. Inflation in food and fuel costs have reached levels not experienced in many years.

Our sales continue to be above pre-pandemic levels. At the present time, we do not know how long the pandemic will influence our daily operations. National, state and local mandates related to the pandemic continue to evolve and may result in vaccination requirements that could impact our ability to retain associates.

Recent OSHA guidelines require that employers with over 100 employees either, by January 2022, have all employees vaccinated or test employees weekly for COVID-19. These guidelines are currently being challenged in the courts. At this time we do not know how or when this dispute will be resolved and what the impact will be on the Company’s operations.

Any of the foregoing factors, or other effects of the pandemic that are not currently foreseeable, may materially increase costs, negatively impact sales and adversely affect the Company’s financial condition, results of operations, cash flows and its liquidity position

Risks Related to Our Business and Industry

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, work place safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and OSHA. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for associates and on the cost of processing debit and credit card transactions. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

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

The Company operates fuel stations at 107 of its store locations. While the Company obtains gasoline and diesel fuel from a number of different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

Inflation could impact the Company’s operations

As the economy recovers from the initial impact of the COVID-19 pandemic, inflation has recently reached levels not experienced in decades. Food and energy costs have increased, reflecting a tight labor market and supply chain/transportation issues.

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs. During fiscal year 2021, inflation has reached its highest level in a number of years, impacting food costs, transportation costs, and labor costs.

	Twelve Months Ended
	September 25,	September 26,
	2021	2020
All items	5.4%	1.4%
Food and beverages	4.6%	3.9%
Energy	24.8%	(7.7)%

Risk Related to Ownership of Our Common Stock

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership (as defined by the applicable rules under the Exchange Act) represents approximately 71% of the combined voting power of all classes of the Company’s capital stock as of September 25, 2021. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets.

The Company is a Controlled Company under the NASDAQ Marketplace Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ rules), and that the Company have a nominating committee for Director candidates.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 163 of its supermarkets either as free-standing locations or in shopping centers where it is the anchor tenant. The Company also owns 23 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 8.1 million square feet of leasable space, of which 3.9 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	14
50,000 – 100,000 square feet	33
More than 100,000 square feet	36
Total	83

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

Leased Properties

The Company operates supermarkets at 35 locations leased from various unaffiliated third parties. The Company has seven owned store buildings that are on ground leases. The Company leases two other former supermarket locations, one of which is subleased to a third party. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.09 to $7.68 per square foot. During fiscal 2021, 2020 and 2019, the Company paid cash supermarket rent of $10.3 million, $10.2 million and $10.3 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 25, 2021, with respect to the initial and any renewal option terms of leased supermarkets properties:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2021-2032	5
2033-2047	1
2048 or after	31

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA”. There is no public market for the Company’s Class B Common Stock. Under the terms of the Company’s Articles of Incorporation, a holder of Class B Common Stock may convert any or all of the holder’s shares of Class B Common Stock into an equal number of shares of Class A Common Stock at any time.  For additional information regarding the voting powers, preferences and relative rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

As of November 22, 2021, there were approximately 356 holders of record of the Company’s Class A Common Stock and 106 holders of record of the Company’s Class B Common Stock.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 37 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2021 and fiscal 2020, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 14, 2021 to common stockholders of record on October 7, 2021. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2021 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 25, 2021 and assume that $100 was invested after the close of the market on September 24, 2016, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2017	2018	2019	2020	2021
Ingles Markets, Incorporated Class A Common Stock	$67.70	$92.21	$106.86	$102.04	$185.66
S&P 500 Comprehensive – Last Trading Day Index	$118.61	$139.85	$145.80	$167.89	$218.27
2021 Peer Group	$75.36	$101.25	$101.83	$130.68	$154.60

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 24, 2016.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 25, 2021, the Company operated 111 in-store pharmacies and 107 fuel centers. Ingles also operates a fluid dairy and earns shopping center rentals.

Critical Accounting Policies and Estimates

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $32.1 million and $34.1 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 25, 2021 and September 26, 2020, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.2 million at September 25, 2021 and $4.7 million at September 26, 2020.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $116.3 million, $107.5 million and $111.7 million for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.1 million, $8.0 million, and $13.8 million for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, respectively. During fiscal years 2021 and 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered the Company a lower level of incentives to sell their products.

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

Results of Operations

Fiscal Year

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, each consisted of 52 weeks of operations.

Comparable Store Sales

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. For both the fiscal years ended September 25, 2021 and September 26, 2020 comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Gross profit	26.1	26.0	24.3
Operating and administrative expenses	19.3	20.0	20.8
Gain from sale or disposal of assets	0.2	0.1	0.1
Income from operations	7.0	6.1	3.6
Other income, net	0.1	0.1	—
Interest expense	0.5	0.9	1.1
Loss on early extinguishment of debt	—	0.2	—
Income before income taxes	6.6	5.1	2.5
Income tax expense	1.6	1.2	0.6
Net income	5.0	3.9	1.9

Fiscal Year Ended September 25, 2021 Compared to the Fiscal Year Ended September 26, 2020

The Company’s fiscal year 2021 performance was heavily influenced by the COVID-19 pandemic, which was declared a national emergency on March 13, 2020. Various stay-at-home measures were enacted, most schools closed to in-person learning, and restaurant dining was severely restricted. Many of these measures, though relaxed, have remained in place during the fall of 2021 and resulted in higher retail grocery sales throughout the United States.

Net income for the fiscal year ended September 25, 2021 was $249.7 million, compared with net income of $178.6 million for the fiscal year ended September 26, 2020, primarily due to the impact of the COVID-19 pandemic, as more persons relied upon their local grocery stores for food and non-food products given travel restrictions and limited options for dining out. Net income as a percentage of sales was 5.0% for fiscal year 2021 compared with 3.9% for fiscal year 2020.

Sales and gross margin increased in the retail segment, including increases in gasoline gross profit. Expenses increased primarily as a result of pandemic-related increases in staffing levels, sanitation expenses and social distancing measures. Fluid dairy income increased over the comparable fiscal year, and real estate income increased as tenants reopened their business after the early part of the pandemic.

Net Sales. Net sales for the fiscal year ended September 25, 2021 totaled $4.99 billion, compared with $4.61 billion for the fiscal year ended September 26, 2020.

Retail comparable sales excluding gasoline increased 5.4% during fiscal 2021 compared with 2020. The number of transactions (excluding gasoline) increased 0.7% while the average transaction size (excluding gasoline) increased by 4.8%. Comparing fiscal 2021 with 2020, gasoline gallons sold increased 5.7% and per gallon gasoline prices increased 20.3%.

Sales by product category for the fiscal years ended September 25, 2021 and September 26, 2020 were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2021	2020
Grocery	$1,762,872	$1,693,961
Non-foods	1,136,250	1,066,939
Perishables	1,349,081	1,261,537
Gasoline	583,749	459,639
Total retail grocery	$4,831,952	$4,482,076

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 25, 2021 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 26, 2020	$4,482,076
Comparable store sales increase	334,236
Impact of stores closed in fiscal years 2021 and 2020	(1,398)
Sales growth stores opened fiscal years 2021 and 2020	15,865
Other	1,173
Total retail grocery sales for the fiscal year ended September 25, 2021	$4,831,952

Sales began to increase during fiscal year 2020 due to the COVID-19 pandemic, as stay at home orders closed schools, limited restaurant options, and increased at-home meal preparation. Even with the availability of vaccines and loosening of restrictions in fiscal year 2021, sales continued to increase. Restaurant traffic, leisure travel, and school attendance have not returned to pre-pandemic levels, and people have continued to be cautious to limit possible exposure to COVID-19. In addition, during fiscal year 2021, inflation has increased top-line sales, including sharp increases in the cost of gasoline. Increased sales were also from new and replacement stores, the introduction of new products and product presentation, especially in higher margin products, effective promotions and cost competitiveness. We continue to improve our use of data gained from The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) to increase net sales and comparable store sales through enhanced loyalty programs and special offers. Information obtained from holders of the Ingles Advantage Card also assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

Sales in the 2022 fiscal year compared with fiscal year 2021 will in large part depend upon the duration of the COVID-19 impact on our market area, as well as the impact of inflation on food and gasoline prices. The Company anticipates adding new stores in fiscal year 2022, expects to continue remodeling a significant number of existing stores, and plans to add more fuel stations and pharmacies.

Gross Profit. Gross profit for the fiscal year ended September 25, 2021 increased $105.2 million, or 8.8%, to $1.30 billion compared with $1.20 billion for the fiscal year ended September 26, 2020. As a percentage of sales, gross profit totaled 26.1% for the fiscal year ended September 25, 2021 and 26.0% for the fiscal year ended September 26, 2020. Gasoline gross profit increased $6.5 million for fiscal year 2021 compared with 2020.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) increased 66 basis points in fiscal year 2021 compared with fiscal year 2020. The gross margin increase was primarily due to COVID-19 market factors that impacted prices and mix of products sold. In general, product cost inflation was incorporated into higher sales prices.

In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges and the costs related to the Company’s distribution network.

Operating and Administrative Expenses. Operating and administrative expenses increased $41.6 million, or 4.5%, to $963.3 million for the fiscal year ended September 25, 2021, from $921.7 million for the fiscal year ended September 26, 2020. As a percentage of sales, operating and administrative expenses were 19.3% and 20.0% for fiscal years 2021 and 2020, respectively. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 21.7% for fiscal year 2021 compared with 22.0% for fiscal year 2020. Fiscal year 2021 sales growth resulted in operating expense leverage.

A breakdown of the major increases and (decreases) in operating and administrative expenses is as follows.

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	(in millions)	sales
Salaries and wages	$12.8	0.26%
Professional fees	$5.5	0.11%
Bank charges	$5.4	0.11%
Store supplies	$4.9	0.10%
Repairs and maintenance	$4.2	0.08%

Salaries and wages increased due to the addition of labor hours required for the increased sales volume, pandemic-related additional cleaning and sanitizing, and changes to the sales mix to product categories with a higher labor component. In general, the labor market in the Company’s market area has become more competitive.

Professional fees increased in conjunction with improvements to the Company’s information technology platforms.

Bank charges increased due to increased sales and a greater portion of sales settled with credit/debit cards instead of cash or check.

Store supplies increased as a result of increased sales and market costs of certain supplies. The COVID-19 pandemic has resulted in higher usage of cleaning and packaging products to maintain product safety.

Repairs and maintenance increased due to additional safety and sanitation equipment necessitated by COVID-19, a higher level of maintenance required on more sophisticated equipment, and updated lighting in our stores.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $10.0 million for fiscal year 2021 and $4.4 million for fiscal year 2020. During fiscal year 2021, the Company recognized $9.3 million from the sales of two former store properties. During the fiscal year 2020, the Company recognized $3.5 million from the sales of land. There were no other significant sale/disposal transactions in either fiscal year 2021 or 2020.

Other Income, Net. Other income, net totaled $2.9 million and $1.7 million for the fiscal years ended September 25, 2021 and September 26, 2020, respectively. Other income consists primarily of sales of waste paper and packaging. The market cost for each of these increased during fiscal year 2021.

Interest Expense. Interest expense totaled $24.3 million for the fiscal year ended September 25, 2021 and $40.5 million for the fiscal year ended September 26, 2020. Total debt was $589.5 million at the end of fiscal year 2021 compared with $605.5 million at the end of fiscal year 2020. During fiscal year 2021, the Company redeemed $295 million aggregate principal amount of 5.75% Senior Notes, representing 100% of the aggregate principal amount such notes, using a portion of the proceeds from its issuance of the 2031 Notes (as defined below), which have an interest rate of 4.00%, and additionally used a portion of the proceeds of the 2031 notes to repay other debt.

Loss on Early Extinguishment of Debt. Losses on early extinguishment of debt totaled $1.1 million for the fiscal year ended September 25, 2021 and $7.1 million for the fiscal year ended September 26, 2020.

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due in 2031 (the “2031 Notes”). Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million aggregate principal amount outstanding of its 5.75% senior notes due in 2023 (the “2023 Notes”). The Company wrote off $1.1 million of capitalized loan costs related to this transaction.

During fiscal year 2020, the Company refinanced or repaid early $405 million of the 2023 notes, incurring debt extinguishment costs totaling $7.1 million.

Income Taxes. Income tax expense totaled $77.9 million for fiscal year 2021, an effective tax rate of 23.8%. This compares with an income tax expense totaling $56.4 million and an effective tax rate of 24.0% for fiscal year 2020.

Net Income. Net income totaled $249.7 million for the fiscal year ended September 25, 2021 compared with net income of $178.6 million for the fiscal year ended September 26, 2020. Basic and diluted earnings per share for Class A Common Stock were $13.06 and $12.73, respectively, for the fiscal year ended September 25, 2021 compared with $9.06 and $8.82, respectively, for the fiscal year ended September 26, 2020. Basic and diluted earnings per share for Class B Common Stock were each $11.87 for the fiscal year ended September 25, 2021 compared with $8.24 of basic and diluted earnings per share for the fiscal year ended September 26, 2020.

Fiscal Year Ended September 26, 2020 Compared to the Fiscal Year Ended September 28, 2019

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 26, 2020, filed with the SEC on December 8, 2020, as amended on December 10, 2020, for a discussion of the year ended September 26, 2020 as compared to September 28, 2019.

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

Capital expenditures totaled $140.6 million and $122.8 million for fiscal years 2021 and 2020, respectively. Major capital expenditures included the following:

	2021	2020
New stores	2	0
Store sites/land parcels purchased	6	2
New fuel stations added	2	2

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2022 include investments of approximately $120 to $160 million. At this time, the Company does not anticipate that the COVID-19 pandemic will have a long-term adverse impact on its capital expenditure plans, even though there is currently a shortage of some construction materials and labor. The Company currently plans to dedicate the majority of its fiscal 2022 capital expenditures to continued improvement of its store base including the construction of one or more new/remodeled stores. Additionally, the Company’s planned fiscal year 2022 capital expenditures include investments in stores expected to open in fiscal year 2023, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant. The Company also plans to consider property acquisitions for future store development.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures include borrowings under the Company’s $150 million of committed line of credit (described below), other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.1 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 25, 2021 totaled $0.1 million. This amount is less than prior years, as the Company has temporarily slowed its real estate construction due to shortages of certain construction materials and labor.

Liquidity

The Company generated $306.3 million of cash from operations in fiscal 2021 compared with $350.1 million for fiscal year 2020. Net income was higher in fiscal year 2021 compared with fiscal 2020, but more funds were utilized in working capital during fiscal year 2021.

Cash used by investing activities for fiscal year 2021 totaled $128.0 million compared with $117.4 million for fiscal year 2020. The Company’s most significant investing activity is capital expenditures, which increased in fiscal year 2021 as compared to fiscal year 2020, which was offset by increased property sales in fiscal year 2021.

The Company’s cash used by net financing activities totaled $114.9 million and $268.0 million for fiscal years 2021 and 2020, respectively. More debt was paid down in fiscal 2020 compared with fiscal year 2021. In fiscal year 2021 there were $80.0 million of stock repurchases compared with none in fiscal year 2020.

In June 2021, the Company issued $350.0 million aggregate principal amount of the 2031 Notes. The 2031 Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million principal amount outstanding of 5.75% 2023 Notes. The 2023 Notes were redeemed at par value on July 16, 2021.

During fiscal year 2020, the Company refinanced or repaid early $405 million of the 2023 notes, incurring debt extinguishment costs totaling $7.1 million.

The Company has a $150.0 million unsecured senior line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 25, 2021. The Company is not required to maintain compensating balances in connection with the Line. At September 25, 2021, the Company had no borrowings outstanding under the Line.

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

The Company has an interest rate swap agreement for a current notional amount of $36.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $140.1 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and 2031 Notes indenture in the event of default under any one instrument.

The Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Bonds and the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 25, 2021, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $1.95 billion of additional borrowings (including borrowings under the Line) as of September 25, 2021.

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

Outlook and Trends in the Company’s Markets

The COVID-19 pandemic that began in March 2020 has had a significant impact on the Company’s markets for fiscal years 2020 and 2021. We do not know how long and to what extent COVID-19 will impact our markets in fiscal year 2022.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the Line, real estate and equipment financing, and the Recovery Zone bonds. The Line, along with cash flow from operations, is used to maintain liquidity and fund business operations. The 2031 Notes bear a fixed rate of interest and do not expose us to interest rate risk.

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 25, 2021 and September 26, 2020, respectively (in thousands):

September 25, 2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$13,750	$13,750	$109,833	$178,583	$178,583
Average year-end interest rate (1)(2)	1.65%	1.65%	1.65%	1.65%	1.65%	1.59%	1.62%
Long-term debt, fixed interest rate	$88	$91	$95	$4,002	$—	$—	$4,276	$4,184
Average interest rate	4.40%	4.40%	4.40%	4.40%	—%	—%	4.40%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$40,850	$63,500	$63,500
Average year-end interest rate	1.58%	1.58%	1.58%	1.58%	1.58%	1.58%	1.58%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$358,750
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

September 26, 2020	2021	2022	2023	2024	2025	Thereafter	Total	Fair Value
Line of credit	$—	$38,884	$—	$—	$—	$—	$38,884	$38,884
Average variable interest rate	—%	3.75%	—%	—%	—%	—%	3.75%
Long-term debt, variable interest rate (1)	$15,590	$15,671	$15,755	$15,842	$15,935	$128,045	$206,838	$206,838
Average year-end interest rate (1)	1.75%	1.76%	1.76%	1.76%	1.76%	1.68%	1.71%
Long-term debt, fixed interest rate	$—	$—	$—	$—	$—	$—	$—	$—
Average interest rate	—%	—%	—%	—%	—%	—%	—%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$45,380	$68,030	$68,030
Average year-end interest rate	1.64%	1.64%	1.64%	1.64%	1.64%	1.64%	1.64%
Senior Notes, fixed interest rate	$—	$—	$295,000	$—	$—	$—	$295,000	$297,950
Average interest rate	—%	—%	5.75%	—%	—%	—%	5.75%

(1)Excludes interest rate swap that fixes at 3.92% the interest rate on $36.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.95% the interest rate on $140.1 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management, but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 25, 2021, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 25, 2021, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 25, 2021.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 25, 2021 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 25, 2021, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 25, 2021 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 25, 2021.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2022 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 25, 2021.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 25, 2021 and September 26, 2020;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 25, 2021, September 26, 2020, and September 28, 2019;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 25, 2021, September 26, 2020, and September 28, 2019;

Consolidated Statements of Cash Flows for the years ended September 25, 2021, September 26, 2020, and September 28, 2019;

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

4.3

Indenture, dated as of June 17, 2021, by and between Ingles Markets, Incorporated and Truist Bank, as Trustee, governing the 4.000% Senior Notes Due 2031, including the Form of 4.00% Senior Notes Due 2031 (filed as Exhibit 4.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, filed with the Commission on June 21, 2021 and incorporated herein by this reference).

4.4	*

Description of Capital Stock (included as Exhibit 4.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 26, 2020, File No. 0-14706, previously filed with the commission and incorporated herein by reference).

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

10.2

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

10.6

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

10.9

Credit Agreement, dated as of June 17, 2021, by and among Ingles Markets, Incorporated, as borrower, Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer, and the other agents and lenders party thereto (included as Exhibit 10.1 to the Ingles Markets, Incorporated’s Current Report on Form 8-K, File No. 0-14706, previously filed with the Commission on June 21, 2021 and incorporated herein by this reference).

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

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 25, 2021, formatted as Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________

* Filed herewith.

Item 16. FORM 10-K SUMMARY

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 25, 2021 and September 26, 2020, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 25, 2021 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 25, 2021 and September 26, 2020, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 25, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 24, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

November 24, 2021

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 25, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 25, 2021, of the Company and our report dated November 24, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Accounting Standards Update 2016-02, Leases (Topic 842).

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

November 24, 2021

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

	2021	2020
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70,313,350	$6,903,955
Short term investments	5,000,000	—
Receivables (less allowance for doubtful accounts of $157,343 – 2021 and $325,074 – 2020)	95,082,014	81,358,357
Inventories	389,953,456	366,824,438
Other	15,091,595	15,100,110
Total current assets	575,440,415	470,186,860
PROPERTY AND EQUIPMENT, NET	1,370,769,432	1,354,489,690
OPERATING LEASE RIGHT OF USE ASSETS	40,145,098	46,590,718
OTHER ASSETS	31,989,010	28,031,634
TOTAL ASSETS	$2,018,343,955	$1,899,298,902

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

	2021	2020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$17,600,739	$19,305,976
Current portion of operating lease liabilities	$8,635,998	$8,384,435
Accounts payable - trade	189,432,027	204,110,150
Accrued expenses and current portion of other long-term liabilities	90,428,567	92,012,346
Total current liabilities	306,097,331	323,812,907
DEFERRED INCOME TAXES	72,768,000	73,334,000
LONG-TERM DEBT	571,913,204	586,198,360
NONCURRENT OPERATING LEASE LIABILITIES	33,887,935	40,962,735
OTHER LONG-TERM LIABILITIES	50,418,947	55,659,943
Total liabilities	1,035,085,417	1,079,967,945
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,271,335 shares in 2021, 14,212,360 shares in 2020	713,567	710,618
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 4,723,041 shares in 2021, 6,047,416 shares in 2020	236,152	302,371
Paid-in capital in excess of par value	—	12,311,249
Accumulated other comprehensive income	(3,426,140)	(10,251,296)
Retained earnings	985,734,959	816,258,015
Total stockholders’ equity	983,258,538	819,330,957
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,018,343,955	$1,899,298,902

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 25, 2021,

SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

	2021	2020	2019
Net sales	$4,987,919,603	$4,610,609,025	$4,202,033,610
Cost of goods sold	3,684,486,289	3,412,357,115	3,180,033,398
Gross profit	1,303,433,314	1,198,251,910	1,022,000,212
Operating and administrative expenses	963,331,599	921,749,183	873,859,464
Gain from sale or disposal of assets	9,955,890	4,434,359	4,052,387
Income from operations	350,057,605	280,937,086	152,193,135
Other income, net	2,971,629	1,737,596	1,814,971
Interest expense	24,332,143	40,529,096	47,410,104
Loss on early extinguishment of debt	1,082,633	7,101,153	—
Income before income taxes	327,614,458	235,044,433	106,598,002
Income tax expense	77,883,000	56,443,000	25,018,000
Net income	$249,731,458	$178,601,433	$81,580,002

Other comprehensive income (expense):
Change in fair value of interest rate swap	$9,031,156	$(11,887,660)	$(1,674,636)
Income tax (expense) benefit	(2,206,000)	2,902,014	408,986
Other comprehensive income (expense), net of tax	6,825,156	(8,985,646)	(1,265,650)
Comprehensive income	$256,556,614	$169,615,787	$80,314,352

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$13.06	$9.06	$4.14
Diluted earnings per common share	$12.73	$8.82	$4.03
Class B Common Stock
Basic earnings per common share	$11.87	$8.24	$3.76
Diluted earnings per common share	$11.87	$8.24	$3.76
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 25, 2021,

SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	LOSS	EARNINGS	TOTAL
Balance, September 29, 2018	14,145,385	$707,269	6,114,391	$305,720	$12,311,249	$—	$582,089,570	$595,413,808
Net income	—	—	—	—	—	—	81,580,002	81,580,002
Other comprehensive expense net of tax						(1,265,650)		(1,265,650)
Cash dividends
Class A	—	—	—	—	—	—	(9,346,549)	(9,346,549)
Class B	—	—	—	—	—	—	(3,659,005)	(3,659,005)
Common stock conversions	35,100	1,755	(35,100)	(1,755)	—	—	—	—
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	178,601,433	178,601,433
Other comprehensive expense net of tax						(8,985,646)		(8,985,646)
Cash dividends
Class A	—	—	—	—	—	—	(9,367,248)	(9,367,248)
Class B	—	—	—	—	—	—	(3,640,188)	(3,640,188)
Common stock conversions	31,875	1,594	(31,875)	(1,594)	—	—	—	—
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	249,731,458	249,731,458
Other comprehensive income net of tax						6,825,156		6,825,156
Cash dividends
Class A	—	—	—	—	—	—	(9,396,169)	(9,396,169)
Class B	—	—	—	—	—	—	(3,234,276)	(3,234,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	58,975	2,949	(58,975)	(2,949)	—	—	—	—
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 25, 2021,

SEPTEMBER 26, 2020 AND SEPTEMBER 28, 2019

	2021	2020	2019
Cash Flows From Operating Activities:
Net income	$249,731,458	$178,601,433	$81,580,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117,103,658	116,282,239	112,520,100
Non cash operating lease cost	8,006,820	9,091,019	—
Gain from sale or disposal of assets	(9,955,890)	(4,434,359)	(4,052,387)
Loss on early extinguishment of debt	1,082,633	7,101,153	—
Receipt of advance payments on purchases contracts	2,328,167	3,996,454	2,284,000
Recognition of advance payments on purchases contracts	(2,889,553)	(4,026,852)	(2,542,537)
Deferred income taxes	(2,772,000)	737,000	1,447,000
Changes in operating assets and liabilities
Receivables	(13,723,657)	(9,407,042)	(1,894,409)
Inventory	(23,129,018)	7,304,622	(1,933,639)
Other assets	(3,948,861)	(8,276,159)	33,689,037
Operating lease liabilities	(8,384,435)	(9,463,632)	—
Accounts payable and accrued expenses	(7,152,634)	62,611,221	(9,593,939)
Net Cash Provided By Operating Activities	306,296,688	350,117,097	211,503,228
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	17,612,326	5,413,781	8,958,466
Purchase of short term investments	(295,000,000)	—	—
Proceeds from short term investments	290,000,000	—	—
Capital expenditures	(140,597,162)	(122,767,178)	(161,751,023)
Net Cash Used By Investing Activities	(127,984,836)	(117,353,397)	(152,792,557)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	653,623,780	112,835,439	303,810,043
Payments on short-term borrowings	(692,507,850)	(73,951,369)	(303,810,043)
Debt issuance costs	(5,576,832)	(854,789)	—
Proceeds from issuance of bonds	350,000,000	—	—
Proceeds from new long-term borrowings	—	155,000,000	—
Principal payments on long-term borrowings	(327,812,521)	(442,640,345)	(14,117,316)
Prepayment penalties on debt extinguishment	—	(5,366,350)	—
Stock repurchases	(79,998,588)
Dividends	(12,630,446)	(13,007,436)	(13,005,553)
Net Cash Used By Financing Activities	(114,902,457)	(267,984,850)	(27,122,869)
Increase (decrease) in Cash and Cash Equivalents	63,409,395	(35,221,150)	31,587,802
Cash and Cash Equivalents at Beginning of Year	6,903,955	42,125,105	10,537,303
Cash and Cash Equivalents at End of Year	$70,313,350	$6,903,955	$42,125,105

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019

1. Summary of Significant Accounting Policies

Nature of Operations – Ingles Markets, Incorporated (“Ingles” or the “Company”), is a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly-owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2021, 2020 and 2019 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals.

New Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, generally through December 31, 2022. The Company’s debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt and interest rate swap arrangements change to another accepted rate, we will utilize the relief in this ASU to continue hedge accounting.

Cash and Cash Equivalents – Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 25, 2021 and September 26, 2020, respectively.

At September 25, 2021 demand deposits of approximately $63.2 million in five banks exceed the $250,000 FDIC insurance limit per bank.

Short Term Investments – From time to time, the Company purchases financial products that can be readily converted into cash and accounts for such financial products as short-term investments. The financial products include money market funds, bonds, and mutual funds. The carrying values of the Company’s short term investments approximate fair value because of their liquidity.

Interest Rate Swaps – The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates for future interest payments on some of its debt instruments. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company has designated its swaps as cash flow hedges, for which the Company records the effective portions of changes in its fair value, net of tax, in other comprehensive income (expense). To the extent interest rate swaps are determined to be ineffective, the Company recognizes the change in the estimated fair value of the swaps in earnings.

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

Inventories – Substantially all of the Company’s inventory consists of finished goods. Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. As an integral part of valuing inventory at cost, management makes certain judgments and estimates for gross margins, allowances for vendor consideration, markdowns and shrinkage. Warehousing and distribution costs are not included in the valuation of inventories. The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate.

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $117.1 million, $116.3 million and $112.5 million for fiscal years 2021, 2020 and 2019, respectively.

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

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets. The liability to plan participants totaled $21.0 million at September 25, 2021 and $16.7 million at September 26, 2020. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $32.1 million and $34.1 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 25, 2021 and September 26, 2020, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.2 at September 25, 2021 and $4.7 million at September 26, 2020. The Company is required in certain cases to pledge certificates of deposit or obtain surety bonds to support its self-insured status. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2017. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2021, 2020, and 2019.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $18.6 million, $15.8 million and $10.0 million for fiscal years 2021, 2020 and 2019, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $16.4 million, $15.6 million and $14.5 million for fiscal years 2021, 2020 and 2019, respectively.

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

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily comprised of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $116.3 million, $107.5 million, and $111.7 million for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.1 million, $8.0 million, and $13.8 million for the fiscal years ended September 25, 2021, September 26, 2020 and September 28, 2019, respectively. During fiscal years 2021 and 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered a lower level of incentives for the Company to sell their products.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2021	2020
Deferred tax liabilities:
Property and equipment tax/book differences	$88,736,000	$90,307,000
Property tax method	1,051,000	1,359,000
Total deferred tax liabilities	89,787,000	91,666,000
Deferred tax assets:
Insurance reserves	5,030,000	5,362,000
Advance payments on purchases contracts	553,000	690,000
Vacation accrual	1,867,000	1,815,000
Inventory	1,368,000	1,138,000
Deferred compensation	5,532,000	4,390,000
Interest rate swaps	1,107,000	3,311,000
Other	1,562,000	1,626,000
Total deferred tax assets	17,019,000	18,332,000
Net deferred tax liabilities	$72,768,000	$73,334,000

Refundable current income taxes totaling $2.7 million and $5.6 million at September 25, 2021 and September 26, 2020, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2021	2020	2019
Federal tax at statutory rate	$68,818,000	$49,359,000	$22,386,000
State income tax, net of federal tax benefits	10,872,000	7,825,000	3,726,000
Federal tax credits	(1,700,000)	(513,000)	(1,184,000)
Other	(107,000)	(228,000)	90,000
Total	$77,883,000	$56,443,000	$25,018,000

Current and deferred income tax expense (benefit) is as follows:

	2021	2020	2019
Current:
Federal	$66,526,000	$45,261,000	$18,774,000
State	14,129,000	10,445,000	4,797,000
Total current expense	80,655,000	55,706,000	23,571,000
Deferred:
Federal	(2,482,000)	1,163,000	1,510,000
State	(290,000)	(426,000)	(63,000)
Total deferred (benefit) expense	(2,772,000)	737,000	1,447,000
Total expense	$77,883,000	$56,443,000	$25,018,000

3. Property and Equipment

Property and equipment, net, consists of the following:

	2021	2020
Land	$399,747,689	$387,561,951
Construction in progress	37,735,207	16,977,941
Buildings	1,304,896,586	1,277,299,029
Store, office and warehouse equipment	1,018,790,068	991,978,611
Transportation equipment	71,032,666	82,665,722
Leasehold improvements	60,986,752	60,392,067
Total	2,893,188,968	2,816,875,321
Less accumulated depreciation and amortization	1,522,419,536	1,462,385,631
Property and equipment - net	$1,370,769,432	$1,354,489,690

4. Property Held for Lease and Rental Income

At September 25, 2021, the Company owned and operated 83 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2021	2020	2019
Rents earned on owned and subleased properties:
Base rentals	$19,146,124	$13,881,963	$14,821,734
Variable rentals	271,569	289,831	278,660
Total	19,417,693	14,171,794	15,100,394
Depreciation on owned properties leased to others	(5,855,749)	(5,278,540)	(5,183,712)
Other shopping center expenses	(3,299,391)	(3,327,278)	(3,640,110)
Total	$10,262,553	$5,565,976	$6,276,572

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 25,	September 26,
	2021	2020
Land	$82,896,124	$60,322,338
Buildings	217,732,283	206,833,515
Total	300,628,407	267,155,853
Less accumulated depreciation	(103,975,838)	(106,956,055)
Total	$196,652,569	$160,199,798

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 25, 2021:

Fiscal Year
2022	$15,066,619
2023	13,652,513
2024	12,427,012
2025	11,027,695
2026	8,012,832
Thereafter	32,896,174
Total minimum future rental income	$93,082,845

5. Leases and Rental Expense

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses, capital improvements and other lease concessions are taken into account in computing lease payments. Operating lease expense is recognized on a straight-line basis over the minimum lease term.

Operating Leases - Rent expense for all operating leases of $11.1 million, $11.1 million and $12.4 million for fiscal years 2021, 2020 and 2019, respectively, is included in operating and administrative expenses. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2021, 2020 and 2019, is included as a reduction of rental expense.

Maturities of operating lease liabilities as of September 25, 2021 are as follows:

Fiscal Year
2022	$9,990,903
2023	8,300,557
2024	5,516,257
2025	4,715,550
2026	2,983,602
Thereafter	22,905,731
Total lease payments	54,412,600
Less amount representing interest	11,888,667
Present value of lease liabilities	$42,523,933

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2021 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $1.6 million each during the year ended September 25, 2021. The weighted average remaining lease term for the Company’s operating leases is 13.1 years. The weighted average discount rate used to determine lease liability balances as of September 25, 2021 is 3.51%, based on recent Company financings collateralized by store properties.

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2021	2020
Property, payroll, and other taxes payable	$22,621,486	$22,334,471
Salaries, wages, and bonuses payable	45,890,517	44,975,510
Self-insurance liabilities:
Employee group insurance	5,183,395	5,686,642
Workers’ compensation insurance	4,711,432	4,945,081
General liability insurance	3,424,729	3,432,487
Interest	4,481,104	6,686,195
Other	4,115,904	3,951,960
Total accrued expenses and current portion of other long-term liabilities	$90,428,567	$92,012,346

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $35.5 million, $38.5 million and $37.3 million for fiscal years 2021, 2020 and 2019, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2021	2020
Advance payments on purchases contracts	$2,264,784	$2,826,171
Nonqualified investment plan liability	22,736,980	18,049,600
Self-insurance liabilities:
Workers’ compensation insurance	14,501,624	16,003,064
General liability insurance	4,286,347	4,033,962
Interest rate swap liability	4,531,140	13,562,296
Other	3,211,513	2,570,453
Other long-term liabilities	51,532,388	57,045,546
Less current portion	1,113,441	1,385,603
Total other long-term liabilities	$50,418,947	$55,659,943

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 25, 2021 and September 26, 2020.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2021	2020
Bonds payable:
Senior notes, interest rate of 5.75%, maturing 2023	$—	$295,000,000
Senior notes, interest rate of 4.00%, maturing 2031	$350,000,000	$—
Recovery Zone Facility Bonds, maturing 2036	63,500,000	68,030,000
Outstanding line of credit, weighted average interest rate of 3.75% for 2020	—	38,884,070
Notes payable due to banks, weighted average interest rate of 1.74% for 2021 and 2.12% for 2020	182,859,017	206,838,237
Less unamortized prepaid loan costs	(6,845,074)	(3,247,971)
Total long-term debt	589,513,943	605,504,336
Less current portion	17,600,739	19,305,976
Long-term debt, net of current portion	$571,913,204	$586,198,360

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due in 2031 (the “2031 Notes”). Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million aggregate principal amount of its 5.75% senior notes due in 2023 (the “2023 Notes”) and invested $295.0 million of 2031 Notes proceeds in short term investments pending redemption of the 2023 Notes. The 2023 Notes were redeemed at par value on July 16, 2021. The Company recognized debt extinguishment costs of approximately $1.1 million during fiscal year 2021.

The Company may redeem all or a portion of the 2031 Notes at any time at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

Additionally, The Company may also redeem all or part of the 2031 Notes at any time prior to June 15, 2026 at a redemption price equal to 100% of the principal amount of the 2031 Notes to be redeemed plus the Applicable Premium (as defined in the indenture governing the 2031 Notes), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the 2031 Notes prior to June 15, 2024 with the net cash proceeds of certain sales of its capital stock at a redemption price equal to 104.0% of the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided, that, after such redemption, at least 60% of the aggregate principal amount of the 2031 Notes originally issued remains outstanding.

In November 2019, the Company closed a $155 million amortizing loan secured by real estate (the “Loan”) and issued notice to redeem a like principal amount of the 2023 Notes. The Loan was funded and the 2023 Notes were redeemed thirty days after the redemption notice in December 2019. The 2023 Notes were redeemed at 101.917% of par value, and the Company recognized debt extinguishment costs of approximately $3.7 million during the quarter ended December 28, 2019. The Loan matures January 31, 2030 and has monthly principal payments of $0.65 million plus floating rate interest payments based on LIBOR.

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on July 9, 2020. The Company recognized debt extinguishment costs of approximately $2.0 million during the quarter ending September 26, 2020.

In July 2020, the Company issued an irrevocable notice to redeem $100 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on August 27, 2020. The Company recognized debt extinguishment costs of approximately $1.4 million during the quarter ending September 26, 2020. Following this redemption, there were $295.0 million aggregate principal amount of the 2023 Notes outstanding.

In June 2021, the Company entered into a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 25, 2021. The Company is not required to maintain compensating balances in connection with the Line. At September 25, 2021, the Company had no borrowings outstanding under the Line.

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

The 2031 Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the 2031 Notes, the Bonds and Line at September 25, 2021.

The Company has an interest rate swap agreement for a current notional amount of $36.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $140.1 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 25, 2021, the Company recorded $6.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.5 million are recorded as a liability at fair value in the line “Other Long-Term Liabilities” on the Consolidated Balance Sheet as of September 25, 2021. For the fiscal year ended September 26, 2020, the Company recorded $9.0 million of other comprehensive expense, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $13.6 million are recorded as a liability at fair value in the line “Other Long-Term Liabilities” on the Consolidated Balance Sheet as of September 26, 2020.

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

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at September 25, 2021.

At September 25, 2021, property and equipment with an undepreciated cost of approximately $280.2 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.

Components of interest costs are as follows:

	2021	2020	2019
Total interest costs	$25,463,076	$42,204,652	$48,675,993
Interest capitalized	(1,130,933)	(1,675,556)	(1,265,889)
Interest expense	$24,332,143	$40,529,096	$47,410,104

Maturities of long-term debt at September 25, 2021 are as follows:

Fiscal Year
2022	$18,367,504
2023	18,371,485
2024	18,375,140
2025	22,281,554
2026	18,280,000
Thereafter	500,683,334
Less unamortized prepaid loan costs	(6,845,074)
Total	$589,513,943

8. Stockholders’ Equity

The Company has two classes of Common Stock: Class A and Class B. Class A Common Stock is traded on The NASDAQ Global Select Market under the symbol IMKTA. There is no public market for the Company’s Class B Common Stock. However, each share of Class B Common Stock is convertible at any time, at the option of the holder, into one share of Class A Common Stock. Upon any transfers of Class B Common Stock (other than to immediate family members, other eligible holders, and participants in the Investment/Profit Sharing Plan), such stock is automatically converted into Class A Common Stock.

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

	Year Ended
	September 25, 2021
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$185,964,771	$63,766,687
Conversion of Class B to Class A shares	63,766,687	—
Net income allocated, diluted	$249,731,458	$63,766,687
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,242,276	5,370,894
Conversion of Class B to Class A shares	5,370,894	—
Weighted average shares outstanding, diluted	19,613,170	5,370,894
Earnings per share
Basic	$13.06	$11.87
Diluted	$12.73	$11.87

	Year Ended		Year Ended
	September 26, 2020		September 28, 2019
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$128,634,913	$49,966,520	$58,635,758	$22,944,244
Conversion of Class B to Class A shares	49,966,520	—	22,944,244	—
Net income allocated, diluted	$178,601,433	$49,966,520	$81,580,002	$22,944,244
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,194,819	6,064,957	14,163,776	6,096,000
Conversion of Class B to Class A shares	6,064,957	—	6,096,000	—
Weighted average shares outstanding, diluted	20,259,776	6,064,957	20,259,776	6,096,000
Earnings per share
Basic	$9.06	$8.24	$4.14	$3.76
Diluted	$8.82	$8.24	$4.03	$3.76

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $5.1 million, $4.2 million and $2.9 million for fiscal years 2021, 2020 and 2019, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $375,000, $294,000 and $224,000 for fiscal years 2021, 2020 and 2019, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $27.2 million, $35.9 million and $11.9 million for fiscal years 2021, 2020 and 2019, respectively. During fiscal year 2020, the Company provided $15 million in extra associate appreciation bonuses for exceptional service during the COVID-19 pandemic. The accrued liability for cash bonuses totaled $22.0 million at September 25, 2021 and $22.3 million at September 26, 2020. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2021	2020	2019
Revenues from unaffiliated customers:
Grocery	$1,762,872	$1,693,961	$1,443,394
Non-foods	1,136,250	1,066,939	936,173
Perishables	1,349,081	1,261,537	1,110,684
Gasoline	583,749	459,639	581,146
Total retail	4,831,952	4,482,076	4,071,397
Other	155,968	128,533	130,637
Total revenues from unaffiliated customers	$4,987,920	$4,610,609	$4,202,034
Income before income taxes:
Retail	$327,563	$264,388	$135,395
Other	22,495	16,549	16,798
Total income from operations	350,058	280,937	152,193
Other income, net	2,971	1,737	1,815
Interest expense	24,332	40,529	47,410
Loss on early extinguishment of debt	1,083	7,101	—
Income before income taxes	$327,614	$235,044	$106,598
Assets:
Retail	$1,794,160	$1,712,203	$1,698,904
Other	226,762	189,607	170,720
Elimination of intercompany receivable	(2,578)	(2,511)	(2,296)
Total assets	$2,018,344	$1,899,299	$1,867,328
Capital expenditures:
Retail	$138,005	$120,605	$155,215
Other	2,592	2,162	6,536
Total capital expenditures	$140,597	$122,767	$161,751
Depreciation and amortization:
Retail	$108,745	$108,588	$104,970
Other	8,359	7,694	7,550
Total depreciation and amortization	$117,104	$116,282	$112,520

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $46.5 million, $47.0 million and $42.1 million in sales to the grocery sales segment in fiscal 2021, 2020 and 2019, respectively. These sales were eliminated in consolidation.

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 25, 2021 totaled $0.1 million. The Company expects these commitments to be fulfilled during fiscal year 2022.

The Company has entered into supply contracts to provide approximately 88% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 25, 2021 other than as described elsewhere in this Form 10-K.

13. Fair Values of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents: The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents approximate their fair values.

Short term investments: The carrying amounts reported in the Consolidated Balance Sheets for short term investments approximate their fair values.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 25, 2021 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$350,000	$358,750	Level 2
Facility Bonds	63,500	63,500	Level 2
Secured notes payable and other	176,014	175,922	Level 2
Interest rate swaps derivative contract liability	4,531	4,531	Level 2
Non-qualified retirement plan assets	21,062	21,062	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2021	2020	2019
Cash paid during the year for:
Interest (net of amounts capitalized)	$26,537,234	$47,185,161	$47,465,459
Income taxes	77,515,577	63,195,908	(11,697,668)
Non cash items:
Property and equipment additions included in accounts payable	6,920,759	11,626,310	8,007,879

15. Related Party Transactions

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

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the fiscal year ended September 25, 2021, such a loan in the amount of $0.4 million was both made and repaid in full. There were no such loans outstanding at September 25, 2021 or September 26, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer, President
and Chief Operating Officer

Date: November 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	November 24, 2021
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	November 24, 2021
James W. Lanning, CEO, President,
Chief Operating Officer and Director

/s/ Ronald B. Freeman	November 24, 2021
Ronald B. Freeman, Vice
President-Finance, Chief Financial Officer and Director

/s/ Patricia E. Jackson	November 24, 2021
Patricia E. Jackson, CPA, Secretary and Controller

/s/ John R. Lowden	November 24, 2021
John R. Lowden, Director

/s/ Fred D. Ayers	November 24, 2021
Fred D. Ayers, Director

/s/ Laura Sharp	November 24, 2021
Laura Sharp, Director

/s/ Brenda S. Tudor	November 24, 2021
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	November 24, 2021
Ernest E. Ferguson, Director