Form 10-Q
period 2021-12-25
INGLES MARKETS INC
filed 2022-02-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 25, 2021

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

As of January 31, 2022, the Registrant had 14,324,935 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,669,441 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 25, 2021 and September 25, 2021	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended December 25, 2021 and December 26, 2020	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 25, 2021 and December 26, 2020	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 25, 2021 and December 26, 2020	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 6. Exhibits	19

Signatures	21

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 25,	September 25,
	2021	2021
ASSETS
Current Assets:
Cash and cash equivalents	$27,644,219	$70,313,350
Short term investments	115,007,106	5,000,000
Receivables - net	103,033,744	95,082,014
Inventories	389,467,377	389,953,456
Other current assets	14,032,928	15,091,595
Total Current Assets	649,185,374	575,440,415
Property and Equipment - Net	1,358,098,133	1,370,769,432
Operating lease right of use assets	38,109,698	40,145,098
Other Assets	32,604,498	31,989,010
Total Assets	$2,077,997,703	$2,018,343,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,595,785	$17,600,739
Current portion of operating lease liabilities	8,303,132	8,635,998
Accounts payable - trade	204,197,268	189,432,027
Accrued expenses and current portion of other long-term liabilities	77,753,280	90,428,567
Total Current Liabilities	307,849,465	306,097,331
Deferred Income Taxes	72,122,000	72,768,000
Long-Term Debt	568,532,952	571,913,204
Noncurrent operating lease liabilities	32,090,620	33,887,935
Other Long-Term Liabilities	49,607,450	50,418,947
Total Liabilities	1,030,202,487	1,035,085,417
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,304,635 shares issued and outstanding December 25, 2021; 14,271,335 shares issued and outstanding at September 25, 2021	715,232	713,567
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,689,741 shares issued and outstanding December 25, 2021; 4,723,041 shares issued and outstanding at September 25, 2021	234,487	236,152
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	(2,015,253)	(3,426,140)
Retained earnings	1,048,860,750	985,734,959
Total Stockholders’ Equity	1,047,795,216	983,258,538
Total Liabilities and Stockholders’ Equity	$2,077,997,703	$2,018,343,955

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 25,	December 26,
	2021	2020
Net sales	$1,391,529,510	$1,190,443,141
Cost of goods sold	1,040,985,244	876,254,999
Gross profit	350,544,266	314,188,142
Operating and administrative expenses	260,085,404	238,199,077
(Loss) gain from sale or disposal of assets	(56,028)	451,719
Income from operations	90,402,834	76,440,784
Other income, net	1,592,055	692,017
Interest expense	5,413,871	6,400,714
Income before income taxes	86,581,018	70,732,087
Income tax expense	20,392,000	16,908,000
Net income	$66,189,018	$53,824,087

Other comprehensive income:
Change in fair value of interest rate swap	$1,866,887	$2,763,738
Income tax expense	456,000	675,000
Other comprehensive income, net of tax	1,410,887	2,088,738
Comprehensive income	$67,599,905	$55,912,825

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.57	$2.73
Diluted earnings per common share	$3.48	$2.66
Class B Common Stock
Basic earnings per common share	$3.24	$2.48
Diluted earnings per common share	$3.24	$2.48
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 25, 2021 AND DECEMBER 26, 2020

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 25,	December 26,
	2021	2020
Cash Flows from Operating Activities:
Net income	$66,189,018	$53,824,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,297,267	29,878,689
Non cash operating lease cost	2,035,400	1,672,035
Loss (gain) from sale or disposal of assets	56,028	(451,719)
Receipt of advance payments on purchases contracts	250,000	250,000
Recognition of advance payments on purchases contracts	(746,529)	(753,511)
Deferred income taxes	(1,102,000)	429,000
Changes in operating assets and liabilities:
Receivables	(7,951,730)	(19,589,583)
Inventory	486,079	(6,722,127)
Other assets	233,187	(1,342,505)
Operating lease liabilities	(2,130,181)	(1,766,313)
Accounts payable and accrued expenses	8,361,969	2,346,228
Net Cash Provided by Operating Activities	94,978,508	57,774,281
Cash Flows from Investing Activities:
Purchase of short term investments	(110,007,106)	—
Proceeds from sales of property and equipment	215,289	593,245
Capital expenditures	(21,333,456)	(34,239,257)
Net Cash Used by Investing Activities	(131,125,273)	(33,646,012)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	248,719,275
Payments on short-term borrowings	—	(262,603,345)
Principal payments on long-term borrowings	(3,459,139)	(3,890,502)
Dividends paid	(3,063,227)	(3,252,152)
Net Cash Used by Financing Activities	(6,522,366)	(21,026,724)
Net (Decrease) Increase in Cash and Cash Equivalents	(42,669,131)	3,101,545
Cash and cash equivalents at beginning of period	70,313,350	6,903,955
Cash and Cash Equivalents at End of Period	$27,644,220	$10,005,500

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 25, 2021 and December 26, 2020

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of December 25, 2021 and the results of operations and changes in stockholders’ equity and cash flows for the three months ended December 25, 2021 and December 26, 2020. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2021, filed by the Company with the Securities and Exchange Commission on November 24, 2021.

The results of operations for the three months ended December 25, 2021 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. SHORT TERM INVESTMENTS

The Company purchases financial products that can be readily converted into cash and the Company accounts for such financial products as short-term investments. The financial products include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $302,000 at December 25, 2021 and $157,000 at September 25, 2021.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 25,	September 25,
	2021	2021
Property, payroll and other taxes payable	$11,182,431	$22,621,486
Salaries, wages and bonuses payable	31,341,874	45,890,517
Self-insurance liabilities	13,421,539	13,319,556
Interest payable	994,024	4,481,104
Income taxes payable	16,797,341	—
Other	4,016,071	4,115,904
	$77,753,280	$90,428,567

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $32.1 million at both December 25, 2021 and September 25, 2021. Of this amount, $13.4 million is accounted for as a current liability and $18.7 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at December 25, 2021. At September 25, 2021, $13.3 million was accounted for as a current liability and $18.8 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $13.4 million and $12.3 million for the three months ended December 25, 2021 and December 26, 2020, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at December 25, 2021 and September 25, 2021.

G. LONG-TERM DEBT

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “Notes”). The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

The Company had a $175.0 million line of credit that was scheduled to mature in September 2022. In June 2021, the Company replaced that line by entering into a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 25, 2021. The Company is not required to maintain compensating balances in connection with the Line. At December 25, 2021, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $63.5 million as of December 25, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the quarter ended December 25, 2021 to extend the holding period and reduce the interest rate on the Bonds.

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

The Company has an interest rate swap agreement for a current notional amount of $35.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $138.2 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended December 25, 2021, the Company recorded $1.4 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $2.7 million are included as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of December 25, 2021. For the three-month period ended December 26, 2020, the Company recorded $2.1 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 25, 2021.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 25, 2021, property and equipment with an undepreciated cost of approximately $277.4 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 25, 2021, the Company had excess net worth totaling $267.1 million calculated under covenants in the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 14, 2021 to stockholders of record on October 7, 2021.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities and Exchange Commission on November 24, 2021.

I. EARNINGS PER COMMON SHARE

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

	Three Months Ended		Three Months Ended
	December 25, 2021		December 26, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$50,899,553	$15,289,465	$38,813,986	$15,010,101
Conversion of Class B to Class A shares	15,289,465	—	15,010,101	—
Net income allocated, diluted	$66,189,018	$15,289,465	$53,824,087	$15,010,101

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,277,211	4,717,165	14,213,562	6,046,214
Conversion of Class B to Class A shares	4,717,165	—	6,046,214	—
Weighted average shares outstanding, diluted	18,994,376	4,717,165	20,259,776	6,046,214

Earnings per share
Basic	$3.57	$3.24	$2.73	$2.48
Diluted	$3.48	$3.24	$2.66	$2.48

J. LEASES

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

Operating lease cost for all operating leases totaled $2.6 million for the three months ended December 25, 2021. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of December 25, 2021 are as follows:

Fiscal Year
Remainder of 2022	$7,493,701
2023	8,300,557
2024	5,516,257
2025	4,715,550
2026	2,983,602
Thereafter	22,905,731
Total lease payments	$51,915,398
Less amount representing interest	11,521,646
Present value of lease liabilities	$40,393,752

The weighted average remaining lease term for the Company’s operating leases is 13.4 years. The weighted average discount rate used to determine lease liability balances as of December 25, 2021 is 3.51%, based on recent Company financings collateralized by store properties.

Leases as Lessor

At December 25, 2021, the Company owned and operated 83 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

Three Months Ended
December 25, 2021
Rents earned on owned and subleased properties:
Base rentals	$4,897,358
Variable rentals	67,892
Total	4,965,250
Depreciation on owned properties leased to others	(1,463,937)
Other shopping center expenses	(647,787)
Total	$2,853,526

Future minimum operating lease receipts at December 25, 2021 are as follows:

Fiscal Year
Remainder of 2022	$15,000,268
2023	13,606,495
2024	12,389,010
2025	11,000,293
2026	7,992,449
Thereafter	32,810,154
Total minimum future rental income	$92,798,669

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 25,	December 26,
	2021	2020
Revenues from unaffiliated customers:
Grocery	$488,407	$442,121
Non-foods	304,672	279,688
Perishables	364,350	321,263
Gasoline	190,832	110,469
Total Retail	$1,348,261	$1,153,541
Other	43,269	36,902
Total revenues from unaffiliated customers	$1,391,530	$1,190,443

Income from operations:
Retail	$85,499	$71,519
Other	4,904	4,922
Total income from operations	$90,403	$76,441

	December 25,	September 25,
	2021	2021
Assets:
Retail	$1,847,898	$1,794,160
Other	232,141	226,762
Elimination of intercompany receivable	(2,041)	(2,578)
Total assets	$2,077,998	$2,018,344

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended December 25, 2021 and December 26, 2020, respectively, the fluid dairy operation had $12.6 million and $12.3 million in sales to the grocery sales segment. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

L. FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, short term investments, accounts receivable and accounts payable approximate fair value due to the short-term maturity of these instruments.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 25, 2021 are as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$350,000	$349,125	Level 2
Facility Bonds	63,500	63,500	Level 2
Secured notes payable and other	172,629	172,585	Level 2
Interest rate swap derivative contracts	2,664	2,664	Level 2
Non-qualified retirement plan assets	22,060	22,060	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the instrument.

M. COMMITMENTS AND CONTINGENCIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations, or its cash flows.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the three months ended December 25, 2021, there were no such loans made, repaid or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of December 25, 2021, the Company operated 111 in-store pharmacies and 107 fuel centers.

Coronavirus (COVID-19) Pandemic Impact

The COVID-19 pandemic which began in March 2020 and has continued through the three months ended December 25, 2021, has impacted supermarket operations, as the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe. Since March 2020, the Company’s stores have experienced increased customer traffic and have had experienced occasional product shortages due to supply chain issues. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy recovers, inflation has reached levels not seen in decades. Inflation impacts product costs, labor costs and other goods used by the Company.

At the present time, we do not know how long and to what extent the pandemic could impact our sales and financial performance.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 25, 2021 the Company’s self-insurance reserves totaled $32.1 million. This amount is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 25, 2021.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $31.9 million and $29.7 million for the fiscal quarters ended December 25, 2021 and December 26, 2020, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.1 million and $1.9 million for the fiscal quarters ended December 25, 2021 and December

26, 2020, respectively. Overall, vendor allowances decreased significantly at the onset of the COVID-19 pandemic as vendors reduced support for promotional activities. Vendor promotional support subsequently increased, but has not reached pre-pandemic levels.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 25, 2021 and December 26, 2020 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month period ended December 25, 2021, comparable store sales included 196 stores. For the three-month period ended December 26, 2020, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 25,	December 26,
	2021	2020
Net sales	100.0%	100.0%
Gross profit	25.2%	26.4%
Operating and administrative expenses	18.7%	20.0%
Income from operations	6.5%	6.4%
Other income, net	0.1%	—%
Interest expense	0.4%	0.5%
Income tax expense	1.4%	1.4%
Net income	4.8%	4.5%

Three Months Ended December 25, 2021 Compared to the Three Months Ended December 26, 2020

Net income for the first quarter of fiscal 2022 totaled $66.2 million, compared with net income of $53.8 million earned for the first quarter of fiscal 2021. At the beginning of the COVID-19 pandemic in March 2020, there were widespread stay-at-home measures, as well as the closing of most schools and restaurants. While such orders and mass closures have lessened, the emergence of the Delta and Omicron COVID-19 variants resulted in the return, to some extent of these type of measures, which were still in place throughout the three months ended December 25, 2021. As a result, retail grocery sales have benefited and continued to increase almost two years into the pandemic. Corresponding operating expenses did not increase as much as sales, resulting in higher pre-tax income.

Net Sales. Net sales increased by $201.1 million, or 16.9%, to $1.39 billion for the three months ended December 25, 2021 compared with $1.19 billion for the three months ended December 26, 2020. Comparing the first quarter of fiscal 2022 with the first quarter of fiscal 2021, gasoline sales dollars and gallons sold were higher due to increased holiday travel and a substantial increase in market prices for fuel. Excluding gasoline sales, total grocery comparable store sales increased 10.0% over the comparative fiscal quarter. Comparing the first quarters of fiscal years 2022 and 2021 (and excluding gasoline), the number of customer transactions increased 7.3% and the average transaction size increased 3.4%. As noted above, the COVID-19 pandemic has resulted in more meals consumed at home due in part to school closures and customers limiting their dining out. Overall, food and gasoline inflation has also impacted the dollar amount of sales.

Ingles operated 198 stores at December 25, 2021 and 197 stores at December 26, 2020. Retail square feet totaled approximately 11.3 million square feet at December 25, 2021 and 11.3 million square feet at December 26, 2020. During the twelve months ended December 25, 2021, the Company opened two new stores and closed one store.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	December 25,	December 26,
	2021	2020
Grocery	$488,407	$442,121
Non-foods	304,672	279,688
Perishables	364,350	321,263
Gasoline	190,832	110,469
Total retail grocery	$1,348,261	$1,153,541

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended December 25, 2021 are summarized as follows (in thousands):

Total retail sales for the three months ended December 26, 2020	$1,153,541
Comparable store sales increase (including gasoline)	181,232
Impact of stores opened in fiscal 2021	14,800
Impact of stores closed in fiscal 2021	(2,573)
Other	1,261
Total retail sales for the three months ended December 25, 2021	$1,348,261

Gross Profit. Gross profit for the three-month period ended December 25, 2021 totaled $350.5 million, an increase of $36.3 million, or 11.6%, compared with gross profit of $314.2 million for the three-month period ended December 26, 2020. Gross profit as a percentage of sales was 25.2% and 26.4% for the three months ended December 25, 2021 and December 26, 2020, respectively. The gross margin for gasoline was lower during the current year quarter due to a sharply higher per gallon cost and sales price. Retail segment gross profit, excluding gasoline increased 18 basis points for the quarter ended December 25, 2021, as compared with the quarter ended December 26, 2020.

Operating and Administrative Expenses. Operating and administrative expenses increased $21.9 million, or 9.2%, to $260.1 million for the three months ended December 25, 2021, from $238.2 million for the three months ended December 26, 2020. As a percentage of sales, operating and administrative expenses were 18.7% and 20.0% for the December 2021 and December 2020 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.5% of sales for the first fiscal quarter of 2022 compared with 21.9% for the first fiscal quarter of 2021. The fiscal 2022 first quarter expense percentages are lower due to additional pandemic-related sales during the first fiscal quarter of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$9.4	0.68%
Store supplies	$2.5	0.18%
Insurance	$1.9	0.13%
Bank charges	$1.7	0.12%
Professional fees	$1.7	0.12%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume, including extra labor needed in response to the COVID-19 pandemic.

Store supplies increased as a result of increased sales and market costs of certain supplies. The COVID-19 pandemic has resulted in higher usage of cleaning and packaging products to maintain product safety and the safety of our employees and customers.

Insurance expense increased due to increased claims under the Company’s self-insurance programs.

Bank charges increased due to increased sales and a greater portion of sales settled with credit/debit cards instead of cash or check.

Professional fees increased in conjunction with improvements to the Company’s information technology platforms.

Other Income. Other income totaled $1.6 million for the three months ended December 25, 2021 compared with $0.7 million for the three months ended December 26, 2020. The increase is attributable to higher sales of waste paper and other recyclables.

Interest Expense. Interest expense totaled $5.4 million for the three-month period ended December 25, 2021 compared with $6.4 million for the three-month period ended December 26, 2020. Total debt at December 25, 2021 was $586.1 million compared with $587.9 million at December 26, 2020. Over the past twelve months, the Company has reduced or refinanced higher rate debt.

Income Taxes. Income tax expense totaled $20.4 million for the three months ended December 25, 2021, an effective tax rate of 23.6% of pretax income. Income tax expense totaled $16.9 million for the three months ended December 26, 2020, an effective tax rate of 23.9% of pretax income.

Net Income. Net income totaled $66.2 million for the three-month period ended December 25, 2021 compared with $53.8 million for the three-month period ended December 26, 2020. Basic and diluted earnings per share for Class A Common Stock were $3.57 and $3.48, respectively, for the December 2021 quarter, compared to $2.73 and $2.66, respectively, for the December 2020 quarter. Basic and diluted earnings per share for Class B Common Stock were each $3.24 for the December 2021 quarter compared with $2.48 for the December 2020 quarter.

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

Capital expenditures totaled $21.3 million for the three-month period ended December 25, 2021. These capital expenditures focused on construction of stores scheduled to open later in fiscal 2022, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant. Capital expenditures were lower this quarter due to both increased costs and reduced availability of labor and materials. The Company expects to increase capital expenditures when labor and material costs normalize.

The Company’s capital expenditure plans for fiscal 2022 currently include investments of approximately $100 to $120 million. At this time the Company does not anticipate that the COVID-19 pandemic will have an adverse impact on its long-term capital expenditure plans. The Company currently plans to dedicate the majority of its fiscal 2022 capital expenditures to continued improvement of its store base and also include investments in stores expected to open in fiscal 2022, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. The Company had no outstanding construction commitments at December 25, 2021.

Liquidity

The Company generated $95.0 million net cash from operations in the December 2021 three-month period compared with $57.8 million during the December 2020 three-month period. The increase is primarily attributable to higher net income as a result of increased sales due to the COVID-19 pandemic.

Cash used by investing activities for the three-month periods ended December 25, 2021 and December 26, 2020 totaled $131.1 million and $33.6 million, respectively. Excess cash of approximately $110 million has been invested in short-term financial instruments.

Cash used by financing activities totaled $6.5 million for the three-month period ended December 25, 2021, compared with $21.0 million for the three-month period ended December 26, 2020. The decrease is primarily related to the repayment of borrowings under the Line (as defined below) during the quarter ended December 26, 2020.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million principal amount of the Company’s 5.75% senior notes due 2023 which the Company redeemed at par value on July 16, 2021.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 25, 2021. The Company is not required to maintain compensating balances in connection with the Line. At December 25, 2021, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $63.5 million as of December 25, 2021. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the three months ended December 25, 2021 to extend the holding period and reduce the interest rate on the Bonds.

The Company has an interest rate swap agreement for a current notional amount of $35.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

The Company has an interest rate swap agreement for a current notional amount of $138.2 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 25, 2021, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $2.1 billion of additional borrowings (including borrowings under the Line) as of December 25, 2021.

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

Contractual Obligations and Commercial Commitments

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 25, 2021 other than as described elsewhere in this Form 10-Q.

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

Impact of Inflation

As the economy recovers from the initial impact of the COVID-19 pandemic, inflation has recently reached levels not experienced in decades. Food and energy costs have increased, reflecting a tight labor market and supply chain/transportation disruptions.

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs. During the past twelve months, inflation has reached its highest level in a number of years, impacting food costs, transportation costs, and labor costs.

Twelve Months Ended
December 2021
All items	7.0%
Food at home	6.5%
Gasoline	49.6%

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential continued impact of the COVID-19 pandemic on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail gasoline prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $173.2 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 25, 2021, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2021. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 25, 2021.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2022.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 25, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 3, 2022	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 3, 2022	/s/ Ronald B. Freeman
Ronald B. Freeman
Vice President-Finance and Chief Financial Officer