Form 10-Q
period 2022-03-26
INGLES MARKETS INC
filed 2022-05-05
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

As of May 2, 2022, the Registrant had 14,355,235 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,639,141 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 26, 2022 and September 25, 2021	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended March 26, 2022 and March 27, 2021	4
Six Months Ended March 26, 2022 and March 27, 2021	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Six Months Ended March 26, 2022 and March 27, 2021	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 26, 2022 and March 27, 2021	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	23

Signatures	24

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 26,	September 25,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$65,624,291	$70,313,350
Short term investments	115,007,106	5,000,000
Receivables - net	98,010,655	95,082,014
Inventories	397,891,256	389,953,456
Other current assets	24,906,417	15,091,595
Total Current Assets	701,439,725	575,440,415
Property and Equipment - Net	1,343,410,698	1,370,769,432
Operating lease right of use assets	41,667,691	40,145,098
Other Assets	37,658,397	31,989,010
Total Assets	$2,124,176,511	$2,018,343,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,618,760	$17,600,739
Current portion of operating lease liabilities	8,395,245	8,635,998
Accounts payable - trade	188,102,503	189,432,027
Accrued expenses and current portion of other long-term liabilities	73,872,036	90,428,567
Total Current Liabilities	287,988,544	306,097,331
Deferred Income Taxes	73,964,000	72,768,000
Long-Term Debt	560,832,573	571,913,204
Noncurrent operating lease liabilities	35,461,720	33,887,935
Other Long-Term Liabilities	45,078,425	50,418,947
Total Liabilities	1,003,325,262	1,035,085,417
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,325,235 shares issued and outstanding March 26, 2022; 14,271,335 shares issued and outstanding at September 25, 2021	716,262	713,567
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,669,141 shares issued and outstanding March 26, 2022; 4,723,041 shares issued and outstanding at September 25, 2021	233,457	236,152
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	5,463,160	(3,426,140)
Retained earnings	1,114,438,370	985,734,959
Total Stockholders’ Equity	1,120,851,249	983,258,538
Total Liabilities and Stockholders’ Equity	$2,124,176,511	$2,018,343,955

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 26,	March 27,
	2022	2021
Net sales	$1,377,118,668	$1,184,554,737
Cost of goods sold	1,028,556,135	874,054,346
Gross profit	348,562,533	310,500,391
Operating and administrative expenses	254,739,175	236,850,173
Gain from sale or disposal of assets	1,265,254	663,278
Income from operations	95,088,612	74,313,496
Other income, net	1,344,269	645,287
Interest expense	5,425,534	6,194,790
Income before income taxes	91,007,347	68,763,993
Income tax expense	22,366,000	16,575,000
Net income	$68,641,347	$52,188,993

Other comprehensive income:
Change in fair value of interest rate swap	$9,896,413	$6,755,876
Income tax expense	(2,418,000)	(1,650,000)
Other comprehensive income, net of tax	7,478,413	5,105,876
Comprehensive income	$76,119,760	$57,294,869

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.70	$2.65
Diluted earnings per common share	$3.61	$2.58
Class B Common Stock
Basic earnings per common share	$3.36	$2.41
Diluted earnings per common share	$3.36	$2.41
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 26,	March 27,
	2022	2021
Net sales	$2,768,648,179	$2,374,997,878
Cost of goods sold	2,069,541,379	1,750,309,345
Gross profit	699,106,800	624,688,533
Operating and administrative expenses	514,824,580	475,049,250
Gain from sale or disposal of assets	1,209,226	1,114,997
Income from operations	185,491,446	150,754,280
Other income, net	2,936,323	1,337,304
Interest expense	10,839,405	12,595,503
Income before income taxes	177,588,364	139,496,081
Income tax expense	42,758,000	33,483,000
Net income	$134,830,364	$106,013,081

Other comprehensive income:
Change in fair value of interest rate swap	$11,763,300	$9,519,614
Income tax expense	(2,874,000)	(2,325,000)
Other comprehensive income, net of tax	8,889,300	7,194,614
Comprehensive income	$143,719,664	$113,207,695

Per share amounts:
Class A Common Stock
Basic earnings per common share	$7.26	$5.38
Diluted earnings per common share	$7.10	$5.24
Class B Common Stock
Basic earnings per common share	$6.60	$4.89
Diluted earnings per common share	$6.60	$4.89
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 26, 2022 AND MARCH 27, 2021

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631
Net income	—	—	—	—	—	—	52,188,993	52,188,993
Other comprehensive income, net of income tax	—	—	—	—	—	5,105,876	—	5,105,876
Cash dividends	—	—	—	—	—	—	(3,252,276)	(3,252,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	32,750	1,638	(32,750)	(1,638)	—	—	—	—
Balance, March 27, 2021	14,253,285	$712,665	4,741,091	$237,054	$—	$(3,056,682)	$848,142,599	$846,035,636

Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216
Net income	—	—	—	—	—	—	68,641,347	68,641,347
Other comprehensive income, net of income tax	—	—	—	—	—	7,478,413	—	7,478,413
Cash dividends	—	—	—	—	—	—	(3,063,727)	(3,063,727)
Common stock conversions	20,600	1,030	(20,600)	(1,030)	—	—	—	—
Balance, March 26, 2022	14,325,235	$716,262	4,669,141	$233,457	$—	$5,463,160	$1,114,438,370	$1,120,851,249

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 26,	March 27,
	2022	2021
Cash Flows from Operating Activities:
Net income	$134,830,364	$106,013,081
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	59,264,873	60,205,801
Non cash operating lease cost	3,493,003	4,011,403
Gain from sale or disposal of assets	(1,209,226)	(1,114,997)
Receipt of advance payments on purchases contracts	1,147,709	775,000
Recognition of advance payments on purchases contracts	(1,494,340)	(1,511,486)
Deferred income taxes	(1,678,000)	858,000
Changes in operating assets and liabilities:
Receivables	(2,928,641)	(7,442,313)
Inventory	(7,937,800)	(19,763,979)
Other assets	(8,462,044)	(1,415,060)
Operating lease liabilities	(3,682,564)	(4,199,960)
Accounts payable and accrued expenses	(15,861,984)	(21,731,932)
Net Cash Provided by Operating Activities	155,481,350	114,683,558
Cash Flows from Investing Activities:
Purchase of short term investments	(110,007,106)	—
Proceeds from sales of property and equipment	1,509,285	1,356,964
Capital expenditures	(34,096,602)	(69,444,630)
Net Cash Used by Investing Activities	(142,594,423)	(68,087,666)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	600,674,373
Payments on short-term borrowings	—	(546,496,281)
Principal payments on long-term borrowings	(11,449,032)	(12,317,464)
Stock repurchases	—	(79,998,588)
Dividends paid	(6,126,954)	(6,504,427)
Net Cash Used by Financing Activities	(17,575,986)	(44,642,387)
Net (Decrease) Increase in Cash and Cash Equivalents	(4,689,059)	1,953,505
Cash and cash equivalents at beginning of period	70,313,350	6,903,955
Cash and Cash Equivalents at End of Period	$65,624,291	$8,857,460

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 26, 2022 and March 27, 2021

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of March 26, 2022, and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 26, 2022 and March 27, 2021, and cash flows for the six months ended March 26, 2022 and March 27, 2021. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 25, 2021, filed with the Securities Exchange Commission on November 24, 2021.

The results of operations for the three-month and six-month periods ended March 26, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

C. SHORT TERM INVESTMENTS

The Company purchases financial products that can be readily converted into cash, and the Company accounts for such financial products as short-term investments. The financial products include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $602,000 at March 26, 2022 and $157,000 at September 25, 2021.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 26,	September 25,
	2022	2021
Property, payroll and other taxes payable	$14,013,131	$22,621,486
Salaries, wages and bonuses payable	38,052,944	45,890,517
Self-insurance liabilities	13,346,387	13,319,556
Interest payable	4,411,506	4,481,104
Other	4,048,068	4,115,904
	$73,872,036	$90,428,567

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $32.3 million and $32.1 million at March 26, 2022 and September 25, 2021, respectively. Of this amount, $13.3 million is accounted for as a current liability and $19.0 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 26, 2022. At September 25, 2021, $13.3 million was accounted for as a current liability and $18.8 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.0 million and $8.2 million for the three-month periods ended March 26, 2022 and March 27, 2021, respectively. For the six-month periods ended March 26, 2022 and March 27, 2021, employee insurance expense, net of employee contributions totaled $20.3 million and $20.5 million, respectively.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at March 26, 2022 and September 25, 2021.

G. LONG-TERM DEBT

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due in 2031 (the “Notes”). The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount), if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

The Company had a $175.0 million line of credit that was scheduled to mature in September 2022. In June 2021, the Company replaced that line by entering into a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at March 26, 2022. The Company is not required to maintain compensating balances in connection with the Line. At March 26, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $59.0 million as of March 26, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the quarter ended December 25, 2021 to extend the holding period and reduce the interest rate on the Bonds.

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

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027.  The Company has an interest rate swap agreement for a current notional amount of $33.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $136.3 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three- and six-month periods ended March 26, 2022, the Company recorded $7.5 million and $8.9 million of other comprehensive income, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $7.2 million were recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of March 26, 2022. For the three- and six-month periods ended March 27, 2021, the Company recorded $5.1 million and $7.2 million of other comprehensive income, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.0 million were recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of March 27, 2021.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 26, 2022.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 26, 2022, property and equipment with an undepreciated cost of approximately $274.4 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 26, 2022, the Company had excess net worth totaling $305.9 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 14, 2021 to stockholders of record on October 7, 2021.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 13, 2022 to stockholders of record on January 6, 2022.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company with the Securities Exchange Commission on November 24, 2021.

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

	Three Months Ended		Six Months Ended
	March 26, 2022		March 26, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$52,934,311	$15,707,036	$103,831,190	$30,999,174
Conversion of Class B to Class A shares	15,707,036	—	30,999,174	—
Net income allocated, diluted	$68,641,347	$15,707,036	$134,830,364	$30,999,174

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,320,981	4,673,395	14,299,096	4,695,280
Conversion of Class B to Class A shares	4,673,395	—	4,695,280	—
Weighted average shares outstanding, diluted	18,994,376	4,673,395	18,994,376	4,695,280

Earnings per share
Basic	$3.70	$3.36	$7.26	$6.60
Diluted	$3.61	$3.36	$7.10	$6.60

	Three Months Ended		Six Months Ended
	March 27, 2021		March 27, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$37,772,564	$14,416,429	$76,588,658	$29,424,423
Conversion of Class B to Class A shares	14,416,429	—	29,424,423	—
Net income allocated, diluted	$52,188,993	$14,416,429	$106,013,081	$29,424,423

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,233,200	5,970,954	14,223,381	6,008,584
Conversion of Class B to Class A shares	5,970,954	—	6,008,584	—
Weighted average shares outstanding, diluted	20,204,154	5,970,954	20,231,965	6,008,584

Earnings per share
Basic	$2.65	$2.41	$5.38	$4.89
Diluted	$2.58	$2.41	$5.24	$4.89

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

Operating lease cost for all operating leases totaled $3.0 million for the three months ended March 26, 2022 and $5.6 million for the six months ended March 26, 2022. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of March 26, 2022 were as follows:

Fiscal Year
Remainder of 2022	$4,996,500
2023	9,547,692
2024	6,763,393
2025	5,962,685
2026	4,230,737
Thereafter	24,152,866
Total lease payments	$55,653,873
Less amount representing interest	11,796,908
Present value of lease liabilities	$43,856,965

On the Condensed Consolidated Balance Sheets, lease extensions exercised during fiscal year 2022 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $5.0 million each during the six months ended March 26, 2022. The weighted average remaining lease term for the Company’s operating leases is 12.7 years. The weighted average discount rate used to determine lease liability balances as of March 26, 2022 was 3.51%, based on recent Company financings collateralized by store properties.

Leases as Lessor

At March 26, 2022, the Company owned and operated 83 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 26, 2022	March 26, 2022
Rents earned on owned and subleased properties:
Base rentals	$4,773,104	$9,670,462
Variable rentals	67,892	135,784
Total	4,840,996	9,806,246
Depreciation on owned properties leased to others	(1,463,937)	(2,927,875)
Other shopping center expenses	(670,365)	(1,318,152)
Total	$2,706,694	$5,560,219

Future minimum operating lease receipts at March 26, 2022 were as follows:

Fiscal Year
Remainder of 2022	$7,530,608
2023	13,805,776
2024	12,605,769
2025	11,241,965
2026	8,353,538
Thereafter	34,011,392
Total minimum future rental income	$87,549,048

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Revenues from unaffiliated customers:
Grocery	$482,179	$427,219	$970,585	$869,339
Non-foods	289,419	268,799	594,091	548,487
Perishables	355,651	320,493	720,001	641,756
Gasoline	200,192	130,679	391,025	241,148
Total Retail	$1,327,441	$1,147,190	$2,675,702	$2,300,730
Other	49,678	37,365	92,946	74,268
Total revenues from unaffiliated customers	$1,377,119	$1,184,555	$2,768,648	$2,374,998

Income from operations:
Retail	$88,663	$67,645	$174,162	$139,164
Other	6,426	6,668	11,329	11,590
Total income from operations	$95,089	$74,313	$185,491	$150,754

	March 26,	September 25,
	2022	2021
Assets:
Retail	$1,893,939	$1,794,160
Other	233,375	226,762
Elimination of intercompany receivable	(3,137)	(2,578)
Total assets	$2,124,177	$2,018,344

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

The fluid dairy operation had $13.1 million and $12.3 million in sales to the retail grocery segment for the three-month periods ended March 26, 2022 and March 27, 2021, respectively. The fluid dairy had $25.6 million and $23.7 million in sales to the retail grocery segment for the six-month periods ended March 26, 2022 and March 27, 2021, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 26, 2022 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$350,000	$327,250	Level 2
Facility Bonds	58,970	58,970	Level 2
Secured notes payable and other	169,481	169,462	Level 2
Interest rate swap derivative contracts asset	(7,232)	(7,232)	Level 2
Non-qualified retirement plan assets	19,702	19,702	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the three months ended March 26, 2022, there were no such loans made, repaid or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of March 26, 2022, the Company operated 111 in-store pharmacies and 107 fuel centers.

Coronavirus (COVID-19) Pandemic Impact

The COVID-19 pandemic which began in March 2020 and has continued through the six months ended March 26, 2022, has impacted supermarket operations, as the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe. Since March 2020, the Company’s stores have experienced increased customer traffic and have experienced occasional product shortages due to supply chain issues. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy has been recovering from the effects of the pandemic, inflation has reached levels not seen in decades. Inflation impacts product costs, labor costs and the cost of other goods used by the Company, which could negatively impact our results of operation.

At the present time, we do not know how long and to what extent the pandemic could impact our sales and financial performance.

Critical Accounting Policies and Estimates

Critical accounting policies and estimates are those accounting policies and estimates that management believes are important to the presentation of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At March 26, 2022 the Company’s self-insurance reserves totaled $32.3 million. This amount is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 26, 2022.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one-month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practicable, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $26.2 million and $28.9 million for the fiscal quarters ended March 26, 2022 and March 27, 2021, respectively. For the six-month periods ended March 26, 2022 and March 27, 2021, vendor allowances applied as a reduction of merchandise costs totaled $58 million and $58.6 million, respectively. Vendor advertising allowances that represent a reimbursement of specifically identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.7 million and $2.1 million for the fiscal quarters ended March 26, 2022 and March 27, 2021, respectively. For the six-month periods ended March 26, 2022 and March 27, 2021, vendor advertising allowances recorded as a reduction of advertising expense totaled $3.7 million and $4.0 million, respectively. Overall, vendor allowances have been lower since the COVID-19 pandemic began.

If vendor advertising allowances were substantially reduced or eliminated, the Company would likely consider other methods of advertising, as well as the volume and frequency of the Company’s product advertising, which could increase or decrease the Company’s expenditures.

Additionally, the Company is not able to assess the impact of vendor advertising allowances on the creation of additional revenue, as such allowances do not directly generate revenue for the Company’s stores.

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 26 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and six-month periods ended March 26, 2022 and March 27, 2021, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 26, 2022, comparable store sales included 196 stores. For the three- and six-month periods ended March 27, 2021, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 26,	March 27,	March 26,	March 27,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	25.3%	26.2%	25.3%	26.3%
Operating and administrative expenses	18.5%	20.0%	18.6%	20.0%
Gain from sale or disposal of assets	—%	0.1%	—%	—%
Income from operations	6.9%	6.3%	6.7%	6.3%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	0.4%	0.5%	0.4%	0.5%
Income tax expense	1.6%	1.4%	1.5%	1.4%
Net income	5.0%	4.5%	4.9%	4.5%

Three Months Ended March 26, 2022 Compared to the Three Months Ended March 27, 2021

Net income for the second quarter of fiscal 2022 totaled $68.6 million, compared with net income of $52.2 million for the second quarter of fiscal 2021.While the Company has incurred significant inventory cost increases and volatility, expenses did not increase as much as sales, resulting in higher pre-tax income.

Net Sales. Net sales increased by $193.0 million, or 16.3%, to $1.38 billion for the three months ended March 26, 2022 compared with $1.18 billion for the three months ended March 27, 2021. Comparing the second quarter of fiscal 2022 with the second quarter of fiscal 2021, gasoline sales dollars and gallons sold were higher due to increased travel and an increase in market prices for fuel. Excluding gasoline sales, total grocery comparable store sales increased 10.1% over the comparative fiscal quarter. Comparing the second quarters of fiscal years 2022 and 2021 (and excluding gasoline), the number of customer transactions increased 5.3% and the average transaction size increased 5.0%.

Ingles operated 198 stores at both March 26, 2022 and March 27, 2021. Retail square feet totaled approximately 11.3 million square feet at both March 26, 2022 and at March 27, 2021. During the twelve months ended March 26, 2022, the Company opened one store and closed one store.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	March 26,	March 27,
	2022	2021
Grocery	$482,179	$427,219
Non-foods	289,419	268,799
Perishables	355,651	320,493
Gasoline	200,192	130,679
Total retail grocery	$1,327,441	$1,147,190

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 26, 2022 are summarized as follows (in thousands):

Total retail sales for the three months ended March 27, 2021	$1,147,190
Comparable store sales increase (including gasoline)	170,752
Impact of stores opened in fiscal 2021	13,976
Impact of stores closed in fiscal 2021	(2,507)
Other	(1,970)
Total retail sales for the three months ended March 26, 2022	$1,327,441

Gross Profit. Gross profit for the three-month period ended March 26, 2022 totaled $348.6 million, an increase of $38.1 million, or 12.3%, compared with gross profit of $310.5 million for the three-month period ended March 27, 2021. Gross profit as a percentage of sales was 25.3% and 26.2% for the three months ended March 26, 2022 and March 27, 2021, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased $17.8 million, or 7.6%, to $254.7 million for the three months ended March 26, 2022, from $236.9 million for the three months ended March 27, 2021. As a percentage of sales, operating and administrative expenses were 18.5% and 20.0% for the March 2022 and March 2021 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.5% of sales for the second fiscal quarter of 2022 compared with 22.3% for the second fiscal quarter of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$10.1	0.73%
Depreciation and amortization	$1.7	0.13%
Bank charges	$2.2	0.16%
Professional fees	$1.4	0.10%

Salaries and wages increased in dollars due to higher sales volume requiring additional hours, as well as increased wages due to labor market competition.

Depreciation expense increased due to equipment purchased for store improvements, technology improvements and the distribution network.

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Professional fees increased in conjunction with improvements to the Company’s information technology platforms.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.3 million during the three months ended March 26, 2022, primarily from the sale of rolling stock. During the quarter ended March 27, 2021, the gain from the sale or disposal of assets totaled $0.7 million.

Interest Expense. Interest expense totaled $5.4 million for the three-month period ended March 26, 2022 compared with $6.2 million for the three-month period ended March 27, 2021. Total debt at March 2022 was $578.5 million compared with $647.8 million at March 2021. Over the past twelve months, the Company has reduced or refinanced higher rate debt to lower rates.

Income Taxes. Income tax expense totaled $22.4 million for the three months ended March 26, 2022, an effective tax rate of 24.6% of pretax income. Income tax expense totaled $16.6 million for the three months ended March 27, 2021, an effective tax rate of 24.1% of pretax income.

Net Income. Net income totaled $68.6 million for the three-month period ended March 26, 2022 compared with $52.2 million for the three-month period ended March 27, 2021. Basic and diluted earnings per share for Class A Common Stock were $3.70 and $3.61, respectively, for the March 2022 quarter, compared to $2.65 and $2.58, respectively, for the March 2021 quarter. Basic and diluted earnings per share for Class B Common Stock were each $3.36 for the March 2022 quarter compared with $2.41 for the March 2021 quarter.

Six Months Ended March 26, 2022 Compared to the Six Months Ended March 27, 2021

Net income for the first half of fiscal 2022 totaled $134.8 million, compared with net income of $106.0 million earned for the first half of fiscal 2021. Retail grocery sales increased due to continued consumer trends seen since the beginning of the COVID 19 pandemic as well as the effects of inflation. Corresponding operating expenses did not increase as much, resulting in higher pre-tax income.

Net Sales. Net sales increased by $393.7 million, or 16.6%, to $2.77 billion for the six months ended March 26, 2022 compared with $2.37 billion for the six months ended March 27, 2021. Comparing the first half of fiscal 2022 with the first half of fiscal 2021, gasoline sales dollars and gallons sold were higher. Excluding gasoline sales, total grocery comparable store sales increased 10.2% over the comparative six-month period. Comparing the first halves of fiscal years 2022 and 2021 (and excluding gasoline), the number of customer transactions increased 6.3% and the average transaction size increased 4.2%.

Sales by product category (in thousands) are as follows:

	Six Months Ended
	March 26,	March 27,
	2022	2021
Grocery	$970,585	$869,339
Non-foods	594,091	548,487
Perishables	720,001	641,756
Gasoline	391,025	241,148
Total retail grocery	$2,675,702	$2,300,730

Changes in retail grocery sales for the quarter ended March 26, 2022 are summarized as follows (in thousands):

Total retail sales for the six months ended March 27, 2021	$2,300,730
Comparable store sales increase (including gasoline)	351,984
Impact of stores opened in fiscal 2021	28,776
Impact of stores closed in fiscal 2021	(5,080)
Other	(708)
Total retail sales for the six months ended March 26, 2022	$2,675,702

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the six-month period ended March 26, 2022 totaled $699.1 million, an increase of $74.4 million, or 11.9%, compared with gross profit of $624.7 million for the six-month period ended March 27, 2021. Gross profit as a percentage of sales was 25.3% and 26.3% for the six months ended March 26, 2022 and March 27, 2021, respectively. Inflation and supply chain pressures have increased the cost of goods sold.

Operating and Administrative Expenses. Operating and administrative expenses increased $39.8 million, or 8.4%, to $514.8 million for the six months ended March 26, 2022, from $475.0 million for the six months ended March 27, 2021. As a percentage of sales, operating and administrative expenses were 18.6% and 20.0% for the March 2022 and March 2021 six-month periods, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.5% of sales for the first six months of 2022 compared with 22.1% for the first six months of 2021. The fiscal 2022 first half expense percentages are lower due to additional pandemic-related sales during the first half of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$19.6	0.71%
Depreciation and amortization	$4.3	0.15%
Bank charges	$3.9	0.14%
Professional fees	$3.0	0.11%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and continued labor market pressures.

Depreciation expense increased due to equipment purchased for store improvements, technology and the distribution network.

Bank charges increased as a result of increased sales and higher card usage compared with cash or checks.

Professional fees increased in conjunction with improvements to the Company’s information technology platforms.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.2 million during the six months ended March 26, 2022. During the six-months ended March 27, 2021, the gain from the sale or disposal of assets totaled $1.1 million.

Interest Expense. Interest expense totaled $10.8 million for the six-month period ended March 26, 2022 compared with $12.6 million for the six-month period ended March 27, 2021. Total debt at March 2022 was $578.5 million compared with $647.8 million at March 2021. Over the past twelve months, the Company has reduced or refinanced higher rate debt to lower rates.

Income Taxes. Income tax expense totaled $42.8 million for the six months ended March 26, 2022, an effective tax rate of 24.1% of pretax income. Income tax expense totaled $33.5 million for the six months ended March 27, 2021, an effective tax rate of 24.0% of pretax income.

Net Income. Net income totaled $134.8 million for the six-month period ended March 26, 2022 compared with $106.0 million for the six-month period ended March 27, 2021. Basic and diluted earnings per share for Class A Common Stock were $7.26 and $7.10, respectively, for the six months ended March 26, 2022, compared to $5.38 and $5.24, respectively, for the six months ended March 27, 2021. Basic and diluted earnings per share for Class B Common Stock were each $6.60 for the six-months ended March 26, 2022 compared with $4.89 for the six months ended March 27, 2021.

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

Capital expenditures totaled $34.1 million for the six-month period ended March 26, 2022. These capital expenditures focused on construction on stores opened or scheduled to open in fiscal 2022, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant. Capital expenditures were lower this quarter as compared to the same quarter in 2021 due to both increased costs and reduced availability of labor and materials. The Company expects to increase capital expenditures when labor and material costs normalize.

Ingles’ capital expenditure plans for fiscal 2022 currently include investments of approximately $100 to $120 million. The Company currently plans to dedicate the majority of its fiscal 2022 capital expenditures to continued improvement of its store base and also include investments in stores expected to open in fiscal 2022, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $15.6 million at March 26, 2022.

Liquidity

The Company generated $155.5 million net cash from operations in the March 2022 six-month period compared with $114.7 million during the March 2021 six-month period. Cash from operations increased by $40.1 million due to higher net income and less working capital needs during the March 2022 six-month period compared with the March 2021 six-month period.

Cash used by investing activities for the six-month periods ended March 26, 2022 and March 27, 2021 totaled $142.6 million and $68.1 million, respectively, consisting primarily of capital expenditures offset by proceeds from property and equipment sales. Lower current year capital expenditures and increased purchases of short term investments as compared to the prior year period account for the difference in investing activities between the two six-month periods.

Cash used by financing activities totaled $17.6 million for the six-month period ended March 26, 2022, compared with $44.6 million for the six-month period ended March 27, 2021. The decrease is primarily related to the repurchase of common stock during the prior fiscal year, part of which was funded with borrowings under the Line.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million aggregate principle amount of the Company’s 5.75% senior notes due 2023, which the Company redeemed at par value on July 16, 2021.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which no letters of credit were issued at March 26, 2022. The Company is not required to maintain compensating balances in connection with the Line. At March 26, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $59.0 million as of March 26, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the three months ended December 25, 2021, to extend the holding period and reduce the interest rate on the Bonds.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027.  The Company has an interest rate swap agreement for a current notional amount of $33.5 million at a fixed rate of 3.92%.  Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $136.3 million at a fixed rate of 2.95%.  Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%.  The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap.  Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 26, 2022, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $2.3 billion of additional borrowings (including borrowings under the Line) as of March 26, 2022.

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

Impact of Inflation

As the economy recovers from the initial impact of the COVID-19 pandemic, inflation has reached levels not experienced in decades. Food and energy costs have increased, reflecting a tight labor market and supply chain and transportation disruptions.

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general increases in inflation. Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs.

Twelve Months Ended
March 2022
All items	8.5%
Food at home	10.0%
Energy	32.0%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $169.8 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 26, 2022, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2021. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of March 26, 2022.

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

Part II. OTHER INFORMATION

Item 6. EXHIBITS

(a) Exhibits.

3.1	*	Composite Articles of Incorporation of Ingles Markets, Incorporated

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 5, 2022	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: May 5, 2022	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA,
Vice President-Finance and Chief Financial Officer