Form 10-Q
period 2022-06-25
INGLES MARKETS INC
filed 2022-08-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

As of August 1, 2022, the Registrant had 14,372,410 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,621,966 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 25, 2022 and September 25, 2021	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended June 25, 2022 and June 26, 2021	4
Nine Months Ended June 25, 2022 and June 26, 2021	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Nine Months Ended June 25, 2022 and June 26, 2021	6

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended June 25, 2022 and June 26, 2021	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II – Other Information

Item 6. Exhibits	22

Signatures	23

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 25,	September 25,
	2022	2021
ASSETS
Current Assets:
Cash and cash equivalents	$126,047,581	$70,313,350
Short term investments	115,210,267	5,000,000
Receivables - net	99,366,859	95,082,014
Inventories	418,570,247	389,953,456
Other current assets	19,906,759	15,091,595
Total Current Assets	779,101,713	575,440,415
Property and Equipment - Net	1,357,265,904	1,370,769,432
Operating lease right of use assets	38,263,784	40,145,098
Other Assets	40,765,038	31,989,010
Total Assets	$2,215,396,439	$2,018,343,955

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,619,769	$17,600,739
Current portion of operating lease liabilities	7,964,891	8,635,998
Accounts payable - trade	211,930,958	189,432,027
Accrued expenses and current portion of other long-term liabilities	81,910,253	90,428,567
Total Current Liabilities	319,425,871	306,097,331
Deferred Income Taxes	75,307,000	72,768,000
Long-Term Debt	557,560,125	571,913,204
Noncurrent operating lease liabilities	32,393,387	33,887,935
Other Long-Term Liabilities	41,878,813	50,418,947
Total Liabilities	1,026,565,196	1,035,085,417
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,372,410 shares issued and outstanding June 25, 2022; 14,271,335 shares issued and outstanding at September 25, 2021	718,621	713,567
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,621,966 shares issued and outstanding June 25, 2022; 4,723,041 shares issued and outstanding at September 25, 2021	231,098	236,152
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income (loss)	8,744,282	(3,426,140)
Retained earnings	1,179,137,242	985,734,959
Total Stockholders’ Equity	1,188,831,243	983,258,538
Total Liabilities and Stockholders’ Equity	$2,215,396,439	$2,018,343,955

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 25,	June 26,
	2022	2021
Net sales	$1,458,166,802	$1,277,465,132
Cost of goods sold	1,106,287,695	939,999,706
Gross profit	351,879,107	337,465,426
Operating and administrative expenses	257,342,642	239,409,986
Gain from sale or disposal of assets	26,660	2,529,504
Income from operations	94,563,125	100,584,944
Other income, net	1,208,422	678,392
Interest expense	5,285,639	5,529,211
Loss on early extinguishment of debt	—	1,082,633
Income before income taxes	90,485,908	94,651,492
Income tax expense	22,723,000	22,677,000
Net income	$67,762,908	$71,974,492

Other comprehensive income (loss):
Change in fair value of interest rate swap	$4,341,122	$(865,315)
Income tax (benefit) expense	(1,060,000)	211,000
Other comprehensive income (loss), net of tax	3,281,122	(654,315)
Comprehensive income	$71,044,030	$71,320,177

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.65	$3.88
Diluted earnings per common share	$3.57	$3.79
Class B Common Stock
Basic earnings per common share	$3.32	$3.52
Diluted earnings per common share	$3.32	$3.52
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Net sales	$4,226,814,981	$3,652,463,010
Cost of goods sold	3,175,829,075	2,690,309,051
Gross profit	1,050,985,906	962,153,959
Operating and administrative expenses	772,167,222	714,459,236
Gain from sale or disposal of assets	1,235,886	3,644,501
Income from operations	280,054,570	251,339,224
Other income, net	4,144,746	2,015,696
Interest expense	16,125,044	18,124,714
Loss on early extinguishment of debt	—	1,082,633
Income before income taxes	268,074,273	234,147,573
Income tax expense	65,481,000	56,160,000
Net income	$202,593,273	$177,987,573

Other comprehensive income:
Change in fair value of interest rate swap	$16,104,422	$8,654,299
Income tax benefit	(3,934,000)	(2,114,000)
Other comprehensive income, net of tax	12,170,422	6,540,299
Comprehensive income	$214,763,695	$184,527,872

Per share amounts:
Class A Common Stock
Basic earnings per common share	$10.91	$9.22
Diluted earnings per common share	$10.67	$8.98
Class B Common Stock
Basic earnings per common share	$9.92	$8.38
Diluted earnings per common share	$9.92	$8.38
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 25, 2022 AND JUNE 26, 2021

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	53,824,087	53,824,087
Other comprehensive income, net of income tax	—	—	—	—	—	2,088,738	—	2,088,738
Cash dividends	—	—	—	—	—	—	(3,252,151)	(3,252,151)
Common stock conversions	8,175	409	(8,175)	(409)	—	—	—	—
Balance, December 26, 2020	14,220,535	$711,027	6,039,241	$301,962	$12,311,249	$(8,162,558)	$866,829,951	$871,991,631
Net income	—	—	—	—	—	—	52,188,993	52,188,993
Other comprehensive income, net of income tax	—	—	—	—	—	5,105,876	—	5,105,876
Cash dividends	—	—	—	—	—	—	(3,252,276)	(3,252,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	32,750	1,638	(32,750)	(1,638)	—	—	—	—
Balance, March 27, 2021	14,253,285	$712,665	4,741,091	$237,054	$—	$(3,056,682)	$848,142,599	$846,035,636
Net income	—	—	—	—	—	—	71,974,492	71,974,492
Other comprehensive loss, net of income tax	—	—	—	—	—	(654,315)	—	(654,315)
Cash dividends	—	—	—	—	—	—	(3,062,957)	(3,062,957)
Stock repurchases, at cost	—	—	—	—	—	—	—	—
Common stock conversions	7,000	350	(7,000)	(350)	—	—	—	—
Balance, June 26, 2021	14,260,285	$713,015	4,734,091	$236,704	$—	$(3,710,997)	$917,054,134	$914,292,856

Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216
Net income	—	—	—	—	—	—	68,641,347	68,641,347
Other comprehensive income, net of income tax	—	—	—	—	—	7,478,413	—	7,478,413
Cash dividends	—	—	—	—	—	—	(3,063,727)	(3,063,727)
Common stock conversions	20,600	1,030	(20,600)	(1,030)	—	—	—	—
Balance, March 26, 2022	14,325,235	$716,262	4,669,141	$233,457	$—	$5,463,160	$1,114,438,370	$1,120,851,249
Net income	—	—	—	—	—	—	67,762,908	67,762,908
Other comprehensive income, net of income tax	—	—	—	—	—	3,281,122	—	3,281,122
Cash dividends	—	—	—	—	—	—	(3,064,036)	(3,064,036)
Common stock conversions	47,175	2,359	(47,175)	(2,359)	—	—	—	—
Balance, June 25, 2022	14,372,410	$718,621	4,621,966	$231,098	$—	$8,744,282	$1,179,137,242	$1,188,831,243

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Cash Flows from Operating Activities:
Net income	$202,593,273	$177,987,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	88,523,700	90,909,221
Non cash operating lease cost	4,967,055	5,999,943
Gain from sale or disposal of assets	(1,235,886)	(3,644,501)
Loss on early extinguishment of debt	—	1,082,633
Receipt of advance payments on purchases contracts	2,106,709	1,531,731
Recognition of advance payments on purchases contracts	(2,239,005)	(2,203,915)
Deferred income taxes	(1,395,000)	(1,204,000)
Changes in operating assets and liabilities:
Receivables	(4,284,846)	(8,817,290)
Inventory	(28,616,791)	(13,676,873)
Other assets	(2,227,902)	596,821
Operating lease liabilities	(5,251,398)	(6,282,778)
Accounts payable and accrued expenses	8,662,244	(28,355,258)
Net Cash Provided by Operating Activities	261,602,153	213,923,307
Cash Flows from Investing Activities:
Purchase of short term investments	(110,210,267)	(295,000,000)
Proceeds from sales of property and equipment	1,610,401	6,508,215
Capital expenditures	(73,168,922)	(107,952,929)
Net Cash Used by Investing Activities	(181,768,788)	(396,444,714)
Cash Flows from Financing Activities:
Proceeds from short-term borrowings	—	653,623,780
Payments on short-term borrowings	—	(692,507,850)
Proceeds from issuance of bonds	—	350,000,000
Debt issuance costs	—	(5,239,937)
Principal payments on long-term borrowings	(14,908,144)	(16,222,945)
Stock repurchases	—	(79,998,588)
Dividends paid	(9,190,990)	(9,567,385)
Net Cash (Used) Provided by Financing Activities	(24,099,134)	200,087,075
Net Increase in Cash and Cash Equivalents	55,734,231	17,565,668
Cash and cash equivalents at beginning of period	70,313,350	6,903,955
Cash and Cash Equivalents at End of Period	$126,047,581	$24,469,623

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 25, 2022 and June 26, 2021

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the Company’s financial position as of June 25, 2022, and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 25, 2022 and June 26, 2021, and cash flows for the nine months ended June 25, 2022 and June 26, 2021. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 25, 2021, filed by the Company under the Securities Exchange Act of 1934, on November 24, 2021.

The results of operations for the three-month and nine-month periods ended June 25, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $602,000 at June 25, 2022 and $157,000 at September 25, 2021.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 25,	September 25,
	2022	2021
Property, payroll and other taxes payable	$19,991,186	$22,621,486
Salaries, wages and bonuses payable	43,679,662	45,890,517
Self-insurance liabilities	13,099,541	13,319,556
Interest payable	956,797	4,481,104
Other	4,183,067	4,115,904
	$81,910,253	$90,428,567

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $450,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $31.0 million and $32.1 million at June 25, 2022 and September 25, 2021, respectively. Of this amount, $13.1 million is accounted for as a current liability and $17.9 million as a long-term liability, which is inclusive of $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at June 25, 2022. At September 25, 2021, $13.3 million was accounted for as a current liability and $18.8 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $7.9 million and $7.8 million for the three-month periods ended June 25, 2022 and June 26, 2021, respectively. For both the nine-month periods ended June 25, 2022 and June 26, 2021, employee insurance expense, net of employee contributions totaled $28.2 million.

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at June 25, 2022 and September 25, 2021.

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

The Company had a $175.0 million line of credit that was scheduled to mature in September 2022. In June 2021, the Company replaced that line by entering into a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at June 25, 2022. The Company is not required to maintain compensating balances in connection with the Line. At June 25, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $59.0 million as of June 25, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the quarter ended December 25, 2021, to extend the holding period and reduce the interest rate on the Bonds.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $32.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $134.3 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three- and nine-month periods ended June 25, 2022, the Company recorded $3.3 million and $12.2 million of other comprehensive income, net of income taxes, respectively, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $11.6 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of June 25, 2022. For the three- and nine-month periods ended June 26, 2021, the Company recorded $0.7 million of other comprehensive loss and $6.5 million of other comprehensive income, net of income taxes, respectively, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.9 million are recorded as a liability at fair value in the line “Other Long Term Liabilities” on the Consolidated Balance Sheet as of June 26, 2021.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at June 25, 2022.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 25, 2022, property and equipment with an undepreciated cost of approximately $271.5 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 25, 2022, the Company had excess net worth totaling $340.0 million calculated under covenants in the Notes, the Bonds, the Loan, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 14, 2022 to stockholders of record on April 7, 2022.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 24, 2021.

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

	Three Months Ended		Nine Months Ended
	June 25, 2022		June 25, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$52,356,721	$15,406,187	$156,187,339	$46,405,934
Conversion of Class B to Class A shares	15,406,187	—	46,405,934	—
Net income allocated, diluted	$67,762,908	$15,406,187	$202,593,273	$46,405,934

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,350,835	4,643,541	14,316,342	4,678,034
Conversion of Class B to Class A shares	4,643,541	—	4,678,034	—
Weighted average shares outstanding, diluted	18,994,376	4,643,541	18,994,376	4,678,034

Earnings per share
Basic	$3.65	$3.32	$10.91	$9.92
Diluted	$3.57	$3.32	$10.67	$9.92

	Three Months Ended		Nine Months Ended
	June 26, 2021		June 26, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$55,276,248	$16,698,244	$131,185,114	$46,802,459
Conversion of Class B to Class A shares	16,698,244	—	46,802,459	—
Net income allocated, diluted	$71,974,492	$16,698,244	$177,987,573	$46,802,459

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,257,035	4,737,341	14,234,599	5,584,837
Conversion of Class B to Class A shares	4,737,341	—	5,584,837	—
Weighted average shares outstanding, diluted	18,994,376	4,737,341	19,819,436	5,584,837

Earnings per share
Basic	$3.88	$3.52	$9.22	$8.38
Diluted	$3.79	$3.52	$8.98	$8.38

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

Operating lease cost for all operating leases totaled $2.6 million for the three months ended June 25, 2022 and $8.2 million for the nine months ended June 25, 2022. This amount includes short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of June 25, 2022 were as follows:

Fiscal Year
Remainder of 2022	$2,386,798
2023	9,097,692
2024	6,313,393
2025	5,512,685
2026	4,230,737
Thereafter	24,152,866
Total lease payments	$51,694,171
Less amount representing interest	11,335,893
Present value of lease liabilities	$40,358,278

On the Condensed Consolidated Balance Sheets, lease extensions exercised less leased properties purchased during fiscal year 2022 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $3.1 million each during the nine months ended June 25, 2022. The weighted average remaining lease term for the Company’s operating leases is 13.5 years. The weighted average discount rate used to determine lease liability balances as of June 25, 2022 is 3.51%, based on the most recent Company financings collateralized by store properties.

Leases as Lessor

At June 25, 2022, the Company owned and operated 84 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 25, 2022	June 25, 2022
Rents earned on owned and subleased properties:
Base rentals	$5,037,443	$14,707,904
Variable rentals	67,892	203,677
Total	5,105,335	14,911,581
Depreciation on owned properties leased to others	(1,463,937)	(4,391,812)
Other shopping center expenses	(658,322)	(1,976,474)
Total	$2,983,076	$8,543,295

Future minimum operating lease receipts at June 25, 2022 are as follows:

Fiscal Year
Remainder of 2022	$3,852,303
2023	14,376,562
2024	13,190,842
2025	11,831,487
2026	8,919,932
Thereafter	34,465,715
Total minimum future rental income	$86,636,841

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Revenues from unaffiliated customers:
Grocery	$473,114	$433,395	$1,443,699	$1,302,734
Non-foods	303,790	291,596	897,881	840,083
Perishables	360,660	348,284	1,080,661	990,040
Gasoline	265,569	164,249	656,594	405,397
Total Retail	$1,403,133	$1,237,524	$4,078,835	$3,538,254
Other	55,034	39,941	147,980	114,209
Total revenues from unaffiliated customers	$1,458,167	$1,277,465	$4,226,815	$3,652,463

Income from operations:
Retail	$87,512	$94,466	$261,675	$233,630
Other	7,051	6,119	18,380	17,709
Total income from operations	$94,563	$100,585	$280,055	$251,339

	June 25,	September 25,
	2022	2021
Assets:
Retail	$1,985,129	$1,794,160
Other	233,537	226,762
Elimination of intercompany receivable	(3,270)	(2,578)
Total assets	$2,215,396	$2,018,344

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

For the three-month periods ended June 25, 2022 and June 26, 2021, the fluid dairy operation had $12.8 million and $11.1 million in sales, respectively to the grocery sales segment. The fluid dairy operation had $38.5 million and $34.8 million in sales to the retail grocery segment for the nine-month periods ended June 25, 2022 and June 26, 2021, respectively. These sales have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 25, 2022 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes	$350,000	$308,000	Level 2
Facility Bonds	58,970	58,970	Level 2
Secured notes payable and other	166,210	166,156	Level 2
Interest rate swap derivative contracts asset	(11,573)	(11,573)	Level 2
Non-qualified retirement plan assets	17,594	17,594	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 25, 2022, no such loans were made, repaid or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and rural communities. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of June 25, 2022, the Company operated 111 in-store pharmacies and 107 fuel centers.

Coronavirus (COVID-19) Pandemic Impact

The COVID-19 pandemic which began in March 2020 and has continued through the nine months ended June 25, 2022, has impacted supermarket operations, as the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe. Since March 2020, the Company’s stores have experienced increased customer traffic and have experienced occasional product shortages due to supply chain issues. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy has been recovering from the effects of the pandemic, inflation has reached levels not seen in decades. Inflation impacts product costs, labor costs and the cost of other goods used by the Company, which could negatively impact our results of operation.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $450,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At June 25, 2022 the Company’s self-insurance reserves totaled $31.0 million. This amount is inclusive of $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 25, 2022.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practicable, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $25.4 million and $30.0 million for the fiscal quarters ended June 25, 2022 and June 26, 2021, respectively. For the nine-month periods ended June 25, 2022 and June 26, 2021, vendor allowances applied as a reduction of merchandise costs totaled $83.5 million and $88.7 million, respectively. Vendor advertising allowances that represent a reimbursement of specifically identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.6 million and $2.0 million for the fiscal quarters ended June 25, 2022 and June 26, 2021, respectively. For the nine-month periods ended June 25, 2022 and June 26, 2021, vendor advertising allowances recorded as a reduction of advertising expense totaled $5.3 million and $6.0 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. There are 13 and 39 weeks of operations included in the Unaudited Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 25, 2022 and June 26, 2021, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of replacement, completion of the remodel or date of addition of fuel station, respectively. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and nine-month periods ended June 25, 2022 and June 26, 2021, comparable store sales included 196 and 197 stores, respectively.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various segments of the business, see Note I “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 25,	June 26,	June 25,	June 26,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.1%	26.4%	24.9%	26.3%
Operating and administrative expenses	17.6%	18.7%	18.3%	19.5%
Gain from sale or disposal of assets	—%	0.2%	—%	0.1%
Income from operations	6.5%	7.9%	6.6%	6.9%
Other income, net	0.1%	—%	0.1%	—%
Interest expense	0.4%	0.4%	0.4%	0.5%
Loss on early extinguishment of debt	—%	0.1%	—%	—%
Income tax expense	1.6%	1.8%	1.5%	1.5%
Net income	4.6%	5.6%	4.8%	4.9%

Three Months Ended June 25, 2022 Compared to the Three Months Ended June 26, 2021

Net income for the third quarter of fiscal 2022 totaled $67.8 million, compared with net income of $72.0 million earned for the third quarter of fiscal 2021.

Net Sales. Net sales increased by $180.7 million, or 14.2%, to $1.46 billion for the three months ended June 25, 2022 compared with $1.28 billion for the three months ended June 26, 2021. Comparing the third quarter of fiscal 2022 with the third quarter of fiscal 2021, gasoline sales dollars and gallons sold were higher due to increased travel and an increase in market prices for fuel. Excluding gasoline sales, total grocery comparable store sales increased 5.7% over the comparative fiscal quarter. Comparing the third quarters of fiscal years 2022 and 2021 (and excluding gasoline), the number of customer transactions increased 2.3% and the average transaction size increased 3.4%.

Ingles operated 198 stores at June 25, 2022 and June 26, 2021. Retail square feet totaled approximately 11.3 million square feet at June 25, 2022 and at June 26, 2021. During the twelve months ended June 25, 2022, the Company opened one store and closed one store.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	June 25,	June 26,
	2022	2021
Grocery	$473,114	$433,395
Non-foods	303,790	291,596
Perishables	360,660	348,284
Gasoline	265,569	164,249
Total retail grocery	$1,403,133	$1,237,524

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 25, 2022 are summarized as follows (in thousands):

Total retail sales for the three months ended June 26, 2021	$1,237,524
Comparable store sales increase (including gasoline)	157,218
Impact of stores opened in fiscal 2021	9,480
Impact of stores closed in fiscal 2021	(3,438)
Other	2,349
Total retail sales for the three months ended June 25, 2022	$1,403,133

Gross Profit. Gross profit for the three-month period ended June 25, 2022 totaled $351.9 million, an increase of $14.4 million, or 4.3%, compared with gross profit of $337.5 million for the three-month period ended June 26, 2021. Gross profit as a percentage of sales was 24.1% and 26.4% for the three months ended June 25, 2022 and June 26, 2021, respectively. Retail grocery gross margin, excluding gasoline, was 44 basis points lower for the three months ended June 25, 2022 compared with the three months ended June 26, 2021.

Operating and Administrative Expenses. Operating and administrative expenses increased $17.9 million, or 7.5%, to $257.3 million for the three months ended June 25, 2022, from $239.4 million for the three months ended June 26, 2021. As a percentage of sales, operating and administrative expenses were 17.7% and 18.7% for the June 2022 and June 2021 quarters, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.4% of sales for the third fiscal quarter of 2022 compared with 21.3% for the third fiscal quarter of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$8.6	0.59%
Repairs and maintenance	$2.0	0.13%
Professional fees	$1.9	0.13%
Bank charges	$1.7	0.11%

Salaries and wages increased in dollars due to additional labor hours required for increased sales volume as well as due to overall increases in wages due to the competitive labor market.

Repairs and maintenance expense increased due to sales volume, fuel surcharges and rising costs in refrigerant.

Professional fees increased in conjunction with improvements to the Company’s information technology platforms.

Bank charges increased as a result of increased sales and higher card usage compared to cash or checks.

Gain from Sale or Disposal of Assets. During the quarter ended June 25, 2022, the gain from the sale or disposal of assets was insignificant. Gain from the sale or disposal of assets totaled $2.5 million during the three months ended June 26, 2021, primarily from the sale of a former store property

Interest Expense. Interest expense totaled $5.3 million for the three-month period ended June 25, 2022 compared with $5.5 million for the three-month period ended June 26, 2021. Total debt at June 2022 was $575.2 million compared with $901.2 million at June 2021. Excluding the $350.0 million aggregate principle of the Notes due in 2031 issued in June 2021, debt would total $551.2 million at June 26, 2021.

Income Taxes. Income tax expense totaled $22.7 million for the three months ended June 25, 2022 and June 26,2021, with an effective tax rate of 25.1% and 24.0% of pretax income, respectively.

Net Income. Net income totaled $67.8 million for the three-month period ended June 25, 2022 compared with $72.0 million for the three-month period ended June 26, 2021. Basic and diluted earnings per share for Class A Common Stock were $3.65 and $3.57, respectively, for the June 2022 quarter, compared to $3.88 and $3.79, respectively, for the June 2021 quarter. Basic and diluted earnings per share for Class B Common Stock were each $3.32 for the June 2022 quarter compared with $3.52 for the June 2021 quarter.

Nine Months Ended June 25, 2022 Compared to the Nine Months Ended June 26, 2021

Net income for the nine months ended June 25, 2022 totaled $202.6 million, compared with net income of $178.0 million earned for the first nine months of fiscal 2021. Retail grocery sales increased due to continued consumer trends seen since the beginning of the COVID-19 pandemic as well as the effects of inflation.

Net Sales. Net sales increased by $574.4 million, or 15.7%, to $4.23 billion for the nine months ended June 25, 2022 compared with $3.65 billion for the nine months ended June 26, 2021. Comparing the first nine months of fiscal 2022 with the first nine months of fiscal 2021, gasoline sales dollars and gallons sold were higher as market prices increased and travel increased. Excluding gasoline sales, total grocery comparable store sales increased 8.6% over the comparative nine-month period. Comparing the first nine months of fiscal years 2022 and 2021 (and excluding gasoline), the number of customer transactions increased 1.5% and the average transaction size increased 7.0%.

Sales by product category (in thousands) are as follows:

	Nine Months Ended
	June 25,	June 26,
	2022	2021
Grocery	$1,443,699	$1,302,734
Non-foods	897,881	840,083
Perishables	1,080,661	990,040
Gasoline	656,594	405,397
Total retail grocery	$4,078,835	$3,538,254

Changes in retail grocery sales for the nine months ended June 25, 2022 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 26, 2021	$3,538,254
Comparable store sales increase (including gasoline)	509,202
Impact of stores opened in fiscal 2021	38,256
Impact of stores closed in fiscal 2021	(8,518)
Other	1,641
Total retail sales for the nine months ended June 25, 2022	$4,078,835

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the nine-month period ended June 25, 2022 totaled $1.1 billion, an increase of $88.8 million, or 9.2%, compared with gross profit of $962.2 million for the nine-month period ended June 26, 2021. Gross profit as a percentage of sales was 24.9% and 26.3% for the nine months ended June 25, 2022 and June 26, 2021, respectively. Retail grocery gross margin, excluding gasoline, was one basis point higher for the nine months ended June 25, 2022 compared with the nine months ended June 26, 2021.

Operating and Administrative Expenses. Operating and administrative expenses increased $57.7 million, or 8.1%, to $772.2 million for the nine months ended June 25, 2022, from $714.5 million for the nine months ended June 26, 2021. As a percentage of sales, operating and administrative expenses were 18.3% and 19.6% for the June 2022 and June 2021 nine-month periods, respectively. Excluding gasoline sales and associated gasoline operating expenses (primarily payroll), operating expenses were 21.4% of sales for the first nine months of 2022 compared with 21.8% for the first nine months of 2021.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$28.2	0.67%
Depreciation and amortization	$5.8	0.14%
Bank charges	$5.6	0.13%
Professional fees	$4.9	0.12%

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

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.2 million during the nine months ended June 25, 2022, primarily from the rolling stock transactions. During the nine months ended June 26, 2021, the gain from the sale or disposal of assets totaled $3.6 million primarily from the sale of a former store property.

Interest Expense. Interest expense totaled $16.1 million for the nine-month period ended June 25, 2022 compared with $18.1 million for the nine-month period ended June 26, 2021. Over the past twelve months, the Company has reduced or refinanced its higher rate debt.

Loss on Early Extinguishment of Debt. During the nine-month June 2021 period, the Company wrote off $1.1 million of capitalized loan costs related to the retirement of the 2023 Notes and the Company’s former line of credit.

Income Taxes. Income tax expense totaled $65.5 million for the nine months ended June 25, 2022, an effective tax rate of 24.4% of pretax income. Income tax expense totaled $56.2 million for the nine months ended June 26, 2021, an effective tax rate of 24.0% of pretax income.

Net Income. Net income totaled $202.6 million for the nine-month period ended June 25, 2022 compared with $178.0 million for the nine-month period ended June 26, 2021. Basic and diluted earnings per share for Class A Common Stock were $10.91 and $10.67, respectively, for the nine months ended June 25, 2022, compared to $9.22 and $8.98, respectively, for the nine months ended June 26, 2021. Basic and diluted earnings per share for Class B Common Stock were each $9.92 for the nine-months ended June 25, 2022 compared with $8.38 for the nine months ended June 26, 2021.

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

Capital expenditures totaled $73.2 million for the nine-month period ended June 25, 2022. These capital expenditures focused on construction of stores scheduled to open in fiscal 2023, site acquisition, and smaller-scale remodeling projects in a number of the Company’s stores. Capital expenditures also included the costs of upgrading and replacing store equipment, technology investments, rolling stock, and capital expenditures related to the Company’s milk processing plant.

Ingles’ capital expenditure plans for fiscal 2022 currently include investments of approximately $100 to $120 million. The Company currently plans to dedicate the remainder of its fiscal 2022 capital expenditures to continued improvement of its store base, technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Outstanding construction commitments totaled $10.9 million at June 25, 2022.

Liquidity

The Company generated $261.6 million net cash from operations in the June 2022 nine-month period compared with $213.9 million during the June 2021 nine-month period. Net income was higher for the nine-month 2022 period compared with the prior year, and the nine-month 2021 year had higher working capital needs to maintain and build inventory levels back to more normal levels following the beginning of the COVID-19 Pandemic.

Cash used by investing activities for the nine-month periods ended June 25, 2022 and June 26, 2021 totaled $181.8 million and $396.4 million, respectively. The decrease for the nine-month period ended June 2022 compared to the nine-month period ended June 2021, was primarily related to the $295.0 million of proceeds invested in short-term investments from the Company’s issuance of $350.0 million aggregate principal amount of 4.00% senior notes (the “2031 Notes”) prior to the redemption of the 2023 Notes in July 2021. The decrease was offset by $110 million purchases of short-term investments in 2022.

Cash used by financing activities totaled $24.1 million for the nine-month period ended June 25, 2022, compared with cash provided by financing activities of $200.1 million for the nine-month period ended June 26, 2021. The decrease is primarily related to the issuance of the 2031 Notes, offset by the repurchase of common stock and the net repayments of short-term borrowings during the 2021 period.

In June 2021, the Company issued the 2031 Notes. The 2031 Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million principal amount of the 2023 Notes, which the Company redeemed at par value on July 16, 2021.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at June 25, 2022. The Company is not required to maintain compensating balances in connection with the Line. At June 25, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $59.0 million as of June 25, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the three months ended December 25, 2021, to extend the holding period and reduce the interest rate on the Bonds.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $32.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $134.3 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 25, 2022, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would be able to incur approximately $2.3 billion of additional borrowings (including borrowings under the Line) as of June 25, 2022.

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

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general increases in inflation. Inflation and deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs.

Twelve Months Ended
June 2022
All items	9.1%
Food at home	12.2%
Energy	41.6%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed elsewhere in this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $166.3 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 25, 2021.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 25, 2022, the end of the period covered by this report. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2021. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of June 25, 2022.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 4, 2022	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: August 4, 2022	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA,
Vice President-Finance and Chief Financial Officer