Form 10-K
period 2022-09-24
INGLES MARKETS INC
filed 2022-11-23
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 24, 2022

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number 0-14706

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2913 U.S. Hwy. 70 West, Black Mountain, NC	28711
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: (828) 669-2941

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.05 par value per share	IMKTA	The NASDAQ Global Select Market

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

As of March 26, 2022, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 26, 2022, was approximately $1.35 billion. As of November 21, 2022, the registrant had 14,379,575 shares of Class A Common Stock outstanding and 4,614,801 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 24, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Ingles Markets, Incorporated (“Ingles” or the “Company”) contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact included in this Annual Report on Form 10-K, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere regarding the Company’s strategy, future operations, financial position, estimated revenues, projected costs, projections, prospects, plans and objectives of management, are forward-looking statements. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates that are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include:

•business and economic conditions generally in the Company’s operating area, including inflation or deflation;

•shortages of labor, distribution capacity, and some product outages as the economy recovers from the COVID-19 pandemic;

•inflation in food, labor and gasoline prices caused by pressures related to the COVID-19 pandemic recovery;

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

•changes in accounting pronouncements that could impact the Company’s reported financial results and compliance with various debt agreements; and

•other risks and uncertainties, including those described under the caption “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Annual Report on Form 10-K. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included in this Annual Report on Form 10-K are made only as of the date hereof. The Company does not undertake and specifically declines any obligation to update any such statements or to publicly announce the results of any revisions to any of such statements to reflect future events or developments, except to the extent required by applicable law.

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated, a North Carolina corporation (collectively with its subsidiaries, (“Ingles,” or the “Company,” “we,” “us” or “our”), a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

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

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 73% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 78% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

The Company owns 164 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. The Company also owns 25 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

As of September 24, 2022, Mr. Robert P. Ingle II, our Chairman, beneficially owned approximately 71% of the combined voting power and 23% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. The Company became publicly traded in September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded.

The Company was incorporated in 1965 under the laws of the State of North Carolina. Its principal mailing address is P.O. Box 6676, Asheville, North Carolina 28816, and its telephone number is 828-669-2941. The Company’s website is www.ingles-markets.com. Information on, or accessible through, the Company’s website is not a part of and is not incorporated by reference into this Annual Report on Form 10-K. The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments and supplements to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on the Company’s website as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission.

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

Business

The Company operates one primary business segment, retail grocery. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)
	2022		2021		2020
Revenues from unaffiliated customers:
Grocery	$1,940.4		$1,762.9		$1,694.0
Non-foods	1,204.5		1,136.3		1,067.0
Perishables	1,445.0		1,349.1		1,261.5
Gasoline	885.8		583.7		459.6
Total retail	5,475.7	96.4%	4,832.0	96.9%	4,482.1	97.2%
Other	203.1	3.6%	156.0	3.1%	128.5	2.8%
	$5,678.8	100.0%	$4,988.0	100.0%	$4,610.6	100.0%
Income from operations:
Retail	$353.0	93.7%	$327.6	93.6%	$264.4	94.1%
Other	23.9	6.3%	22.5	6.4%	16.5	5.9%
	376.9	100.0%	350.1	100.0%	280.9	100.0%
Other income, net	5.9		2.9		1.7
Interest expense	21.5		24.3		40.5
Loss on early extinguishment of debt	—		1.1		7.1
Income before income taxes	$361.3		$327.6		$235.0

“Other” consists of fluid dairy operations and shopping center rentals.

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Supermarket Operations

At September 24, 2022, the Company operated 189 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

Since March 2020, when the COVID 19 pandemic began, the Company’s stores have operated at an increased level and have experienced occasional product shortages. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2022	2021	2020	2022	2021	2020
North Carolina	75	75	73	41%	41%	41%
South Carolina	35	35	35	19%	19%	19%
Georgia	65	65	66	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	198	198	197	100%	100%	100%

The Company believes that today’s supermarket customers focus on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 24, 2022, the Company operated 112 pharmacies and 107 fuel stations, in each case at the Company’s grocery store locations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The

Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2022	2021	2020	2019	2018
Weighted Average Sales Per Store (000’s) (1)	$27,622	$23,926	$22,215	$20,189	$19,674
Total Square Feet at End of Year (000’s)	11,342	11,342	11,256	11,247	11,329
Average Total Square Feet per Store	57,281	57,281	57,138	56,806	56,643
Average Square Feet of Selling Space per Store (2)	40,097	40,097	39,997	39,765	39,650
Weighted Average Sales per Square Foot of Selling Space (1) (2)	689	609	568	516	502

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

The Ingles Curbside service allows customers to order any product in the Company’s stores online. The order is picked by store associates and loaded into the customer’s vehicle. This service is currently offered at 84 of the Company’s stores, with additional stores expected to be added each month.

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

The remaining 45% of the Company’s inventory requirements, primarily beverages, pharmacy, gasoline, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 190 tractors and 754 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting to transport merchandise on trucks that would otherwise be empty).

During fiscal year 2022, the ongoing impact of the pandemic, tight labor market and inflation contributed to disruption in the receipt of some products and our distribution system encountered difficulty in getting product to our stores to meet spikes in customer demand. There is currently a nationwide shortage of truck drivers and warehouse workers, which has negatively impacted the Company’s distribution operations. At the present time, we do not know how long these current conditions will persist, but we do not anticipate that they will materially affect our overall operations.

The Company receives product recall information from various subscription, government and vendor sources. Upon receipt of recall information, the Company immediately contacts each of its stores to have the recalled product removed from the shelves and disposed of as instructed. The Company may also use social media to communicate product recall information to the public. The Company has a policy of refunding and/or replacing any goods returned by customers. The details of this policy are posted inside each of the Company’s stores.

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings. The construction of new stores by independent contractors is closely monitored and controlled by the Company. Recently, the Company has had a greater number of circumstances where an existing store was closed in order to build a new store building on the same site that reflects the Company’s current marketing strategies. During fiscal year 2022, the Company slowed some of its new store and remodeling plans due to inflation and supply chain issues in building materials and equipment, as well as due to the tight labor market conditions for construction labor. At the present time, we do not know how long these conditions will persist, but the Company has continued to build and remodel stores albeit at what management believes will be a temporarily slower pace.

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

The following table sets forth, for the fiscal years indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2022	2021	2020	2019	2018
Number of Stores:
Opened	—	2	—	1	5
Closed	—	1	1	3	4
Stores open at end of period	198	198	197	198	200
Size of Stores:
Less than 42,000 sq. ft.	46	46	46	48	49
42,000 up to 51,999 sq. ft.	22	22	22	22	22
52,000 up to 61,999 sq. ft.	47	47	47	47	48
At least 62,000 sq. ft.	83	83	82	81	81
Average store size (sq. ft.)	57,281	57,281	57,138	56,806	56,643

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Earth Fare, Inc, Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America N.V.), The Fresh Market, Inc., Harris Teeter (owned by The Kroger Co.), The Kroger Co., Lidl (Lidl Stiftung & Co. KG), Publix Super Markets, Inc., Sprouts Farmers Market, Inc., Target Corporation, Whole Foods Market, and Wal-Mart Stores, Inc. Increasingly over the last few years, competition for consumers’ food dollars has intensified due to the addition of, or increase in, food sections by many types of retailers (physical and online) and by restaurants.

Supermarket chains generally compete based on location, quality of products, service, price, convenience, product variety, online ordering/delivery capabilities, and store condition.

The Company believes its competitive advantages include convenient locations, the quality of service it provides its customers, competitive pricing, product variety, quality and a pleasant shopping environment, which is enhanced by its ongoing modernization program.

By concentrating its operations within a relatively small geographic region, the Company is also positioned to monitor its markets and the needs of its customers more carefully within those markets. The Company’s senior executives live and work in the Company’s operating region, thereby allowing management to quickly identify changes in needs and customer preference. Because of the Company’s size, store managers have direct access to senior corporate management and can receive quick decisions regarding requested changes in operations. The Company can then move quickly to adjust its business in response to changes in the market and customer needs.

The Company’s management monitors competitive activity and regularly reviews and periodically adjusts the Company’s marketing and business strategies as management deems appropriate considering existing conditions in the Company’s region. The Company’s ability to remain competitive in its changing markets will depend in part on its ability to pursue its expansion and renovation programs and its response to remodeling and new store openings by its competitors.

Seasonality

Sales in the grocery segment of the Company’s business are subject to slight seasonal variances due to holiday related sales and sales during portions of the year in which customers return to seasonal homes. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. The Company’s second fiscal quarter traditionally has the lowest sales of the year, unless Easter falls in that quarter. In the third and fourth quarters, sales are affected by the return of customers to seasonal homes in the Company’s market area. During fiscal years 2020, 2021 and 2022, typical seasonality was disrupted by the COVID-19 pandemic. Beginning in March 2020, the general population began to spend more time at home working remotely and, in some cases, providing more childcare and education support from home. As the pandemic has eased, the tight labor market slowed the return to full capacity by certain restaurants. These factors contributed to increased sales in the Company’s supermarkets in excess of typical seasonal patterns. We currently expect that, as the pandemic eases over time, traditional seasonal patterns will resume.

The Company’s fluid dairy operations have a slight seasonal variation to the extent of its sales into the grocery industry. The Company’s real estate operations are not subject to seasonal variations.

Human Capital

At September 24, 2022, the Company had approximately 26,000 associates, of which 93% were supermarket personnel. Approximately 58% of supermarket personnel work on a part-time basis. Management considers labor relations to be good. The Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. The Company has responded to the tight labor market by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates; however, competition for labor has become more intense, resulting in higher costs to attract and retain associates. Additionally, there is currently a nationwide shortage of truck drivers, warehouse workers and labor in general. The foregoing factors have resulted in a reduction in the number of our associates since the beginning of fiscal 2021, but we have been able to continue operations without material disruption.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2025; “Laura Lynn” – March 13, 2024; “Harvest Farms Organic” – August 5, 2024; and “The Ingles Advantage” – August 30, 2025. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to file all renewals timely. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

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

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, OSHA, and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages and tobacco products. The Company believes that its locations are in material compliance with such laws and regulations. The Company is not aware of any proposed regulations that would materially affect the Company’s business, financial condition, or results of operations.

Item 1A. RISK FACTORS

Below is a series of risk factors that may materially affect the Company’s business, financial condition and results of operation. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. The following information should be read together with other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

During fiscal year 2021, vaccines became widely available and are currently administered in all our pharmacies. As the economy began to recover, we have experienced labor shortages in our stores and distribution center. Truck driver shortages and supply chain disruptions have resulted in occasional product shortages in our stores. Inflation in food and fuel costs have reached levels not experienced in many years.

Our sales continue to be above pre-pandemic levels. At the present time, we do not know how long the ongoing impact of the pandemic will influence our daily operations.

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, workplace safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and gasoline station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and OSHA. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access, and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for associates and on the cost of processing debit and credit card transactions. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

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

Energy and utility costs have been volatile in recent years. The Company attempts to increase its energy efficiency during store construction and remodeling using energy-saving equipment and construction.

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

The Company operates fuel stations at 107 of its store locations. While the Company obtains gasoline and diesel fuel from several different suppliers, long-term disruption in the availability and wholesale price of gasoline for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s gasoline sales, distribution expenses and plastic supply costs. During fiscal year 2022, inflation reached its highest level in a number of years, impacting food costs, transportation costs, and labor costs.

	Twelve Months Ended
	September 24,	September 25,
	2022	2021
All items	8.2%	5.4%
Food at home	13.0%	4.5%
Energy	19.8%	24.8%

Risk Related to Ownership of Our Common Stock

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership represented approximately 71% of the combined voting power of all classes of the Company’s capital stock as of September 24, 2022. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

The Company is a controlled company under NASDAQ Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ Rules), and that the Company have a nominating committee for Director candidates.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Owned Properties

The Company owns 164 of its supermarkets either as free-standing locations or in shopping centers where it is the anchor tenant. The Company also owns 25 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 8.2 million square feet of leasable space, of which 4.0 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	15
50,000 – 100,000 square feet	33
More than 100,000 square feet	37
Total	85

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

Leased Properties

The Company operates supermarkets at 34 locations leased from various unaffiliated third parties. The Company has six owned store buildings that are on ground leases. The Company leases one other former supermarket location, which is subleased to a third party.

The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.00 to $7.68 per square foot. During fiscal 2022, 2021 and 2020, the Company paid cash supermarket rent of $10.0 million, $10.3 million and $10.2 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 24, 2022, with respect to the initial and any renewal option terms of leased supermarkets properties:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2022-2033	5
2034-2048	1
2049 or after	29

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

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

As of November 21, 2022, there were approximately 331 holders of record of the Company’s Class A Common Stock and 99 holders of record of the Company’s Class B Common Stock.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 38 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2022 and fiscal 2021, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 13, 2022 to common stockholders of record on October 6, 2022. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2022 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 24, 2022 and assume that $100 was invested after the close of the market on September 30, 2017, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2018	2019	2020	2021	2022
Ingles Markets, Incorporated Class A Common Stock	$136.19	$157.84	$150.72	$274.22	$345.21
S&P 500 Comprehensive – Last Trading Day Index	$117.91	$122.93	$141.55	$184.02	$155.55
Peer Group	$134.27	$135.11	$173.10	$205.11	$202.09

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 30, 2017.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). The Company locates its supermarkets primarily in suburban areas, small towns and neighborhood shopping centers. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling high-growth, high-margin products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 24, 2022, the Company operated 112 in-store pharmacies and 107 fuel centers. Ingles also operates a fluid dairy and earns shopping center rentals.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $475,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $31.0 million and $32.1 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2022 and September 25, 2021, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.0 million at September 24, 2022 and $4.2 million at September 25, 2021.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $110.6 million, $116.3 million and $107.5 million for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $7.1 million, $8.1 million, and $8.0 million for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, respectively. During fiscal years 2022, 2021 and 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered the Company a lower level of incentives to sell their products.

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

Results of Operations

Fiscal Year

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, each consisted of 52 weeks of operations.

Comparable Store Sales

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Comparable store sales for the fiscal year ended September 24, 2022 included 197 stores and, for the fiscal year ended September 25, 2021 comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Gross profit	24.9	26.1	26.0
Operating and administrative expenses	18.3	19.3	20.0
Gain from sale or disposal of assets	—	0.2	0.1
Income from operations	6.6	7.0	6.1
Other income, net	—	0.1	0.1
Interest expense	0.4	0.5	0.9
Loss on early extinguishment of debt	0.0	—	0.2
Income before income taxes	6.4	6.6	5.1
Income tax expense	1.6	1.6	1.2
Net income	4.8	5.0	3.9

Fiscal Year Ended September 24, 2022 Compared to the Fiscal Year Ended September 25, 2021

The Company’s performance for fiscal year 2021, which commenced in September 2020, was heavily influenced by the COVID-19 pandemic. Various stay-at-home measures were enacted, most schools closed to in-person learning, and restaurant dining was severely restricted. Many of these measures have been relaxed or eliminated, but retail grocery sales have remained higher throughout the United States, as compared to the pre-pandemic period.

Net income for the fiscal year ended September 24, 2022 was $272.8 million, compared with net income of $249.7 million for the fiscal year ended September 25, 2021. Net income as a percentage of sales was 4.8% for fiscal year 2022 compared with 5.0% for fiscal year 2021.

Sales increased and gross margin decreased slightly in the retail segment, including increases in gasoline gross profit. Expenses increased primarily as a result of the tight labor market and increases in the cost of goods and supplies. Fluid dairy income increased 5.8% over the comparable fiscal year, and real estate income increased slightly.

Net Sales. Net sales for the fiscal year ended September 24, 2022 totaled $5.68 billion, compared with $4.99 billion for the fiscal year ended September 25, 2021.

Retail comparable store sales excluding gasoline increased 7.7% for fiscal 2022 compared with 2021. The number of transactions (excluding gasoline) increased 3.5% while the average transaction size (excluding gasoline) increased by 4.2%. Comparing fiscal 2022 with 2021, gasoline gallons sold increased 5.0% and per gallon gasoline prices increased 44.9%.

Sales by product category for the fiscal years ended September 24, 2022 and September 25, 2021 were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2022	2021
Grocery	$1,940,414	$1,762,872
Non-foods	1,204,443	1,136,250
Perishables	1,445,042	1,349,081
Gasoline	885,801	583,749
Total retail grocery	$5,475,700	$4,831,952

The grocery category includes grocery, dairy and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishables category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 24, 2022 are summarized as follows (in thousands):

Total grocery sales for the fiscal year ended September 25, 2021	$4,831,952
Comparable store sales increase	623,666
Impact of stores closed in fiscal 2021	(10,366)
Sales growth from stores opened fiscal 2021	29,162
Other	1,286
Total retail grocery sales for the fiscal year ended September 24, 2022	$5,475,700

Sales began to increase during fiscal year 2020 due to the COVID-19 pandemic and have continued through fiscal year 2022.During fiscal year 2022, inflation increased top-line sales, including sharp increases in the cost of gasoline. Increased sales were also from new and replacement stores, the introduction of new products and product presentation, especially in higher margin products, effective promotions and cost competitiveness. We continued to improve our use of data gained from The Ingles Advantage Savings and Rewards Card (the “Ingles Advantage Card”) to increase net sales and comparable store sales through enhanced loyalty programs and special offers. Information obtained from holders of the Ingles Advantage Card also assists the Company in optimizing product offerings and promotions specific to customer shopping patterns.

We expect that sales for the 2023 fiscal year compared with fiscal year 2022 will in large part depend upon the impact of inflation on food and gasoline prices, as well as on supply chain issues. The Company anticipates adding new stores in fiscal year 2023, expects to continue remodeling a significant number of existing stores, and plans to add more fuel stations and pharmacies.

Gross Profit. Gross profit for the fiscal year ended September 24, 2022 increased $112.3 million, or 8.6%, to $1.42 billion compared with $1.30 billion for the fiscal year ended September 25, 2021. As a percentage of sales, gross profit totaled 24.9% for the fiscal year ended September 24, 2022 as compared to 26.1% for the fiscal year ended September 25, 2021. Gasoline gross profit increased $13.0 million for fiscal year 2022 compared with 2021.

Grocery segment gross profit as a percentage of total sales (excluding gasoline) decreased 11 basis points in fiscal year 2022 compared with fiscal year 2021. The gross margin decrease was primarily due to inflation and supply chain factors that impacted prices and mix of products sold. In general, product cost inflation was incorporated into higher sales prices. In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges, which generally increased in fiscal year 2022 as compared to fiscal year 2021, and increased costs related to the Company’s distribution network, including the impact of higher diesel prices.

Operating and Administrative Expenses. Operating and administrative expenses increased $76.9 million, or 8.0%, to $1.0 billion for the fiscal year ended September 24, 2022, from $963.3 million for the fiscal year ended September 25, 2021. As a percentage of sales, operating and administrative expenses were 18.3% and 19.3% for fiscal years 2022 and 2021, respectively. Excluding gasoline, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 21.5% for fiscal year 2022 compared with 21.7% for fiscal year 2021. Fiscal year 2022 sales growth resulted in operating expense leverage.

A breakdown of the major increases and (decreases) in operating and administrative expenses is as follows.

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	(in millions)	sales
Salaries and wages	$38.2	0.67%
Store supplies	$7.8	0.14%
Bank charges	$7.5	0.13%
Repairs and maintenance	$7.3	0.13%
Utilities and fuel	$4.4	0.08%

Salaries and wages increased due to increased competition in the labor market in the Company’s market area.

Store supplies, which include customer packaging containers, increased as a result of increased sales, market costs of certain supplies, and supply chain issues for certain raw materials. The COVID-19 pandemic has resulted in higher usage of cleaning and packaging products to maintain product safety.

Bank charges increased due to increased sales and a greater portion of sales settled with credit/debit cards instead of cash or check.

Repairs and maintenance increased due to additional safety and sanitation equipment necessitated by COVID-19 and a higher level of maintenance required on more sophisticated equipment .

Utilities and fuel costs increased due to the impact of energy inflation.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $1.4 million for fiscal year 2022 and $10.0 million for fiscal year 2021. During fiscal year 2021, the Company recognized $9.3 million from the sales of two former store properties. There were no other significant sale/disposal transactions in either fiscal year 2022 or 2021.

Other Income, Net. Other income, net totaled $5.8 million and $2.9 million for the fiscal years ended September 24, 2022 and September 25, 2021, respectively. Other income consists primarily of sales of waste paper and packaging. The market cost for each of these increased during fiscal year 2022.

Interest Expense. Interest expense totaled $21.5 million for the fiscal year ended September 24, 2022 and $24.3 million for the fiscal year ended September 25, 2021. Total debt was $571.9 million at the end of fiscal year 2022 compared with $589.5 million at the end of fiscal year 2021. During fiscal year 2021, the Company redeemed $295 million aggregate principal amount of 5.75% Senior Notes, representing 100% of the aggregate principal amount such notes, using a portion of the proceeds from its issuance of the 2031 Notes (as defined below), which have an interest rate of 4.00%, and additionally used a portion of the proceeds of the 2031 notes to repay other debt.

Loss on Early Extinguishment of Debt. No losses on early extinguishment of debt were recognized in fiscal year 2022 compared to $1.1 million for the fiscal year ended September 25, 2021.

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

Income Taxes. Income tax expense totaled $88.5 million for fiscal year 2022, an effective tax rate of 24.5%. This compares with an income tax expense totaling $77.9 million and an effective tax rate of 23.8% for fiscal year 2021.

Net Income. Net income totaled $272.8 million for the fiscal year ended September 24, 2022 compared with net income of $249.7 million for the fiscal year ended September 25, 2021. Basic and diluted earnings per share for Class A Common Stock were

$14.69 and $14.36, respectively, for the fiscal year ended September 24, 2022 compared with $13.06 and $12.73, respectively, for the fiscal year ended September 25, 2021. Basic and diluted earnings per share for Class B Common Stock were each $13.35 for the fiscal year ended September 24, 2022 compared with $11.87 of basic and diluted earnings per share for the fiscal year ended September 25, 2021.

Fiscal Year Ended September 25, 2021 Compared to the Fiscal Year Ended September 26, 2020

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 25, 2021, filed with the SEC on November 24, 2021, for a discussion of the year ended September 25, 2021 as compared to September 26, 2020.

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

Capital expenditures totaled $119.6 million and $140.6 million for fiscal years 2022 and 2021, respectively. Major capital expenditures included the following:

	2022	2021
New stores	0	2
Store sites/land parcels purchased	6	6
New fuel stations added	0	2

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2023 include investments of approximately $120 to $160 million. At this time, the Company does not anticipate that the COVID-19 pandemic or current labor shortages will have a long-term adverse impact on its capital expenditure plans. The Company currently plans to dedicate the majority of its fiscal 2023 capital expenditures to continued improvement of its store base including the construction of one or more new/remodeled stores. Additionally, the Company’s planned fiscal year 2023 capital expenditures include investments in stores expected to open in fiscal year 2024, as well as technology improvements, upgrading and replacing existing store equipment and warehouse and transportation equipment and improvements to the Company’s milk processing plant. The Company also plans to consider property acquisitions for future store development.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures could include borrowings under the Company’s $150 million of committed line of credit (described below), other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.1 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 24, 2022 totaled $6.5 million.

Liquidity

The Company generated $339.5 million of cash from operations in fiscal 2022 compared with $306.3 million for fiscal year 2021. The increase resulted primarily from a $23.0 million increase in net income for fiscal year 2022 compared with fiscal 2021.

Cash used by investing activities for fiscal year 2022 totaled $112.0 million compared with $128.0 million for fiscal year 2021. The Company’s most significant investing activity is capital expenditures, which decreased in fiscal year 2022 as compared to fiscal year 2021.

The Company’s cash used by net financing activities totaled $30.6 million and $114.9 million for fiscal years 2022 and 2021, respectively. In fiscal year 2021 there were $80.0 million of stock repurchases compared with none in fiscal year 2022.

In June 2021, the Company issued $350.0 million aggregate principal amount of the 2031 Notes. The 2031 Notes bear an interest rate of 4.00% per annum and were issued at par. Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million principal amount outstanding of 5.75% 2023 Notes. The 2023 Notes were redeemed at par value on July 16, 2021.

The Company has a $150.0 million unsecured senior line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or the London Interbank Offering Rate (“LIBOR”). The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 24, 2022. The Company is not required to maintain compensating balances in connection with the Line. At September 24, 2022, the Company had no borrowings outstanding under the Line.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $30.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $132.4 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and 2031 Notes indenture in the event of default under any one instrument.

The Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Bonds and the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 24, 2022, the Company was in compliance with these covenants by a significant margin. Under the most restrictive of these covenants, the Company would be able to incur approximately $2.33 billion of additional borrowings (including borrowings under the Line) as of September 24, 2022.

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

Outlook and Trends in the Company’s Markets

The COVID-19 pandemic that began in March 2020 has had a significant impact on the Company’s markets for fiscal years 2021 and 2022. We do not know how long and to what extent COVID-19 will impact our markets in fiscal year 2023.

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

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 24, 2022 and September 25, 2021, respectively (in thousands):

September 24, 2022	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$13,750	$13,750	$96,083	$164,833	$164,833
Average year-end interest rate (1)(2)	4.13%	4.13%	4.13%	4.13%	4.13%	4.06%	4.09%
Long-term debt, fixed interest rate	$91	$95	$4,002	$—	$—	$—	$4,188	$4,185
Average interest rate	4.40%	4.40%	4.40%	—%	—%	—%	4.40%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$36,320	$58,970	$58,970
Average year-end interest rate	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$292,250
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

September 25, 2021	2022	2023	2024	2025	2026	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)	$13,750	$13,750	$13,750	$13,750	$13,750	$109,833	$178,583	$178,583
Average year-end interest rate (1)	1.65%	1.65%	1.65%	1.65%	1.65%	1.59%	1.62%
Long-term debt, fixed interest rate	$88	$91	$95	$4,002	$—	$—	$4,276	$4,184
Average interest rate	4.40%	4.40%	4.40%	4.40%	—%	—%	4.40%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$40,850	$63,500	$63,500
Average year-end interest rate	1.58%	1.58%	1.58%	1.58%	1.58%	1.58%	1.58%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$358,750
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

(1)Excludes interest rate swap that fixes at 3.92% the interest rate on $30.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.95% the interest rate on $132.4 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management, but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 24, 2022, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s financial statements required by this item are set forth as a separate section of this Annual Report on Form 10-K and incorporated by reference in this Item 8. See Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 24, 2022, the end of the period covered by this report.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable level as of September 24, 2022.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 24, 2022 using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 24, 2022, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Deloitte & Touche LLP, a registered public accounting firm, are appointed by the Audit Committee of the Company’s Board of Directors. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 24, 2022, in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2022.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2023 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 24, 2022.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 24, 2022 and September 25, 2021;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 24, 2022, September 25, 2021, and September 26, 2020;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 24, 2022, September 25, 2021, and September 26, 2020;

Consolidated Statements of Cash Flows for the years ended September 24, 2022, September 25, 2021, and September 26, 2020;

Notes to Consolidated Financial Statements.

2. Exhibits

(b)Exhibits:

3.1

Composite Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, File No. 0-14706, filed with the Commission on May 5, 2022 and incorporated herein by this reference).

4
3.2

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

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 24, 2022 formatted as Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________

* Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 24, 2022 and September 25, 2021, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 24, 2022 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 24, 2022 and September 25, 2021, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 24, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 23, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

•We selected a sample of vendors and sent confirmations to test the completeness of programs as well as the accuracy of amounts earned and terms of the agreement directly with the vendor.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

November 23, 2022

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 24, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 24, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 24, 2022, of the Company and our report dated November 23, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

November 23, 2022

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 24, 2022 AND SEPTEMBER 25, 2021

	2022	2021
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$267,198,517	$70,313,350
Short term investments	—	5,000,000
Receivables (less allowance for doubtful accounts of $382,657 – 2022 and $157,343 – 2021)	97,157,614	95,082,014
Inventories	457,945,539	389,953,456
Other	15,830,032	15,091,595
Total current assets	838,131,702	575,440,415
PROPERTY AND EQUIPMENT, NET	1,374,031,169	1,370,769,432
OPERATING LEASE RIGHT OF USE ASSETS	38,594,968	40,145,098
OTHER ASSETS	44,752,886	31,989,010
TOTAL ASSETS	$2,295,510,725	$2,018,343,955

	2022	2021
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$17,620,789	$17,600,739
Current portion of operating lease liabilities	$7,797,975	$8,635,998
Accounts payable - trade	213,388,385	189,432,027
Accrued expenses and current portion of other long-term liabilities	94,969,902	90,428,567
Total current liabilities	333,777,051	306,097,331
DEFERRED INCOME TAXES	73,578,000	72,768,000
LONG-TERM DEBT	554,287,420	571,913,204
NONCURRENT OPERATING LEASE LIABILITIES	32,794,609	33,887,935
OTHER LONG-TERM LIABILITIES	41,479,220	50,418,947
Total liabilities	1,035,916,300	1,035,085,417
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,377,575 shares in 2022, 14,271,335 shares in 2021	718,879	713,567
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 4,616,801 shares in 2022, 4,723,041 shares in 2021	230,840	236,152
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	12,406,551	(3,426,140)
Retained earnings	1,246,238,155	985,734,959
Total stockholders’ equity	1,259,594,425	983,258,538
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,295,510,725	$2,018,343,955

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 24, 2022,

SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

	2022	2021	2020
Net sales	$5,678,835,032	$4,987,919,603	$4,610,609,025
Cost of goods sold	4,263,066,672	3,684,486,289	3,412,357,115
Gross profit	1,415,768,360	1,303,433,314	1,198,251,910
Operating and administrative expenses	1,040,193,885	963,331,599	921,749,183
Gain from sale or disposal of assets	1,358,109	9,955,890	4,434,359
Income from operations	376,932,584	350,057,605	280,937,086
Other income, net	5,845,479	2,971,629	1,737,596
Interest expense	21,508,135	24,332,143	40,529,096
Loss on early extinguishment of debt	—	1,082,633	7,101,153
Income before income taxes	361,269,928	327,614,458	235,044,433
Income tax expense	88,511,000	77,883,000	56,443,000
Net income	$272,758,928	$249,731,458	$178,601,433

Other comprehensive income (expense):
Change in fair value of interest rate swap	$20,951,691	$9,031,156	$(11,887,660)
Income tax (expense) benefit	(5,119,000)	(2,206,000)	2,902,014
Other comprehensive income (expense), net of tax	15,832,691	6,825,156	(8,985,646)
Comprehensive income	$288,591,619	$256,556,614	$169,615,787

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$14.69	$13.06	$9.06
Diluted earnings per common share	$14.36	$12.73	$8.82
Class B Common Stock
Basic earnings per common share	$13.35	$11.87	$8.24
Diluted earnings per common share	$13.35	$11.87	$8.24
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 24, 2022,

SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	LOSS	EARNINGS	TOTAL
Balance, September 28, 2019	14,180,485	$709,024	6,079,291	$303,965	$12,311,249	$(1,265,650)	$650,664,018	$662,722,606
Net income	—	—	—	—	—	—	178,601,433	178,601,433
Other comprehensive expense net of tax						(8,985,646)		(8,985,646)
Cash dividends
Class A	—	—	—	—	—	—	(9,367,248)	(9,367,248)
Class B	—	—	—	—	—	—	(3,640,188)	(3,640,188)
Common stock conversions	31,875	1,594	(31,875)	(1,594)	—	—	—	—
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	249,731,458	249,731,458
Other comprehensive income net of tax						6,825,156		6,825,156
Cash dividends
Class A	—	—	—	—	—	—	(9,396,169)	(9,396,169)
Class B	—	—	—	—	—	—	(3,234,276)	(3,234,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	58,975	2,949	(58,975)	(2,949)	—	—	—	—
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	272,758,928	272,758,928
Other comprehensive income net of tax						15,832,691		15,832,691
Cash dividends
Class A	—	—	—	—	—	—	(9,450,149)	(9,450,149)
Class B	—	—	—	—	—	—	(2,805,583)	(2,805,583)
Common stock conversions	106,240	5,312	(106,240)	(5,312)	—	—	—	—
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 24, 2022,

SEPTEMBER 25, 2021 AND SEPTEMBER 26, 2020

	2022	2021	2020
Cash Flows From Operating Activities:
Net income	$272,758,928	$249,731,458	$178,601,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	117,801,654	117,103,658	116,282,239
Non cash operating lease cost	7,935,225	8,006,820	9,091,019
Gain from sale or disposal of assets	(1,358,109)	(9,955,890)	(4,434,359)
Loss on early extinguishment of debt	—	1,082,633	7,101,153
Receipt of advance payments on purchases contracts	2,766,995	2,328,167	3,996,454
Recognition of advance payments on purchases contracts	(3,037,321)	(2,889,553)	(4,026,852)
Deferred income taxes	(4,309,000)	(2,772,000)	737,000
Changes in operating assets and liabilities
Receivables	(2,075,600)	(13,723,657)	(9,407,042)
Inventory	(67,992,082)	(23,129,018)	7,304,622
Other assets	2,708,240	(3,948,861)	(8,276,159)
Operating lease liabilities	(8,316,444)	(8,384,435)	(9,463,632)
Accounts payable and accrued expenses	22,615,984	(7,152,634)	62,611,221
Net Cash Provided By Operating Activities	339,498,470	306,296,688	350,117,097
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	2,618,907	17,612,326	5,413,781
Purchase of short term investments	(110,210,267)	(295,000,000)	—
Proceeds of short term investments	115,210,267	290,000,000	—
Capital expenditures	(119,608,974)	(140,597,162)	(122,767,178)
Net Cash Used By Investing Activities	(111,990,067)	(127,984,836)	(117,353,397)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	—	653,623,780	112,835,439
Payments on short-term borrowings	—	(692,507,850)	(73,951,369)
Debt issuance costs	—	(5,576,832)	(854,789)
Proceeds from issuance of bonds	—	350,000,000	—
Proceeds from new long-term borrowings	—	—	155,000,000
Principal payments on long-term borrowings	(18,367,504)	(327,812,521)	(442,640,345)
Prepayment penalties on debt extinguishment	—	—	(5,366,350)
Stock repurchases	—	(79,998,588)	—
Dividends	(12,255,732)	(12,630,446)	(13,007,436)
Net Cash Used By Financing Activities	(30,623,236)	(114,902,457)	(267,984,850)
Increase (decrease) in Cash and Cash Equivalents	196,885,167	63,409,395	(35,221,150)
Cash and Cash Equivalents at Beginning of Year	70,313,350	6,903,955	42,125,105
Cash and Cash Equivalents at End of Year	$267,198,517	$70,313,350	$6,903,955

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020

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

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2022, 2021 and 2020 each consisted of 52 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). The “Other” segment includes our remaining operations -- fluid dairy and shopping center rentals. The Company defines its segments as those operations for which the Company’s chief operating decision maker regularly reviews results to analyze performance and allocate resources.

New Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU is only available for a limited time, currently through December 31, 2022. The Company’s debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt and interest rate swap arrangements change to another accepted rate within the timeline provided by this ASU, we will utilize the relief in this ASU to continue hedge accounting.

Cash and Cash Equivalents – Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 24, 2022 and September 25, 2021, respectively.

At September 24, 2022 demand deposits of approximately $262.3 million in five banks exceed the $250,000 FDIC insurance limit per bank.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $117.8 million, $117.1 million and $116.3 million for fiscal years 2022, 2021 and 2020, respectively.

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

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets. The liability to plan participants totaled $18.4 million at September 24, 2022 and $21.0 million at September 25, 2021. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $475,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $31.0 million and $32.1 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 24, 2022 and September 25, 2021, respectively. These amounts are inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.0 million at September 24, 2022 and $4.2 million at September 25, 2021. The Company is required in certain cases to pledge certificates of deposit or obtain surety bonds to support its self-insured status. The Company carries casualty insurance only on those properties where it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2018. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2022, 2021, and 2020.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $20.8 million, $18.6 million and $15.8 million for fiscal years 2022, 2021 and 2020, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $15.0 million, $16.4 million and $15.6 million for fiscal years 2022, 2021 and 2020, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 49% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $110.6 million, $116.3 million, and $107.5 million for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $7.1 million, $8.1 million, and $8.0 million for the fiscal years ended September 24, 2022, September 25, 2021 and September 26, 2020, respectively. During fiscal years 2022, 2021 and 2020, the COVID-19 pandemic increased the Company’s sales. As a result, vendors offered a lower level of incentives for the Company to sell their products.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	2022	2021
Deferred tax liabilities:
Property and equipment tax/book differences	$82,457,000	$88,736,000
Interest rate swaps	4,011,000	—
Property tax method	1,450,000	1,051,000
Total deferred tax liabilities	87,918,000	89,787,000
Deferred tax assets:
Insurance reserves	4,303,000	5,030,000
Advance payments on purchases contracts	487,000	553,000
Vacation accrual	1,977,000	1,867,000
Inventory	1,571,000	1,368,000
Deferred compensation	4,483,000	5,532,000
Interest rate swaps	—	1,107,000
Other	1,519,000	1,562,000
Total deferred tax assets	14,340,000	17,019,000
Net deferred tax liabilities	$73,578,000	$72,768,000

Refundable current income taxes totaling $4.2 million and $2.7 million at September 24, 2022 and September 25, 2021, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences are as follows:

	2022	2021	2020
Federal tax at statutory rate	$75,783,000	$68,818,000	$49,359,000
State income tax, net of federal tax benefits	12,032,000	10,872,000	7,825,000
Federal tax credits	(1,500,000)	(1,700,000)	(513,000)
Other	2,196,000	(107,000)	(228,000)
Total	$88,511,000	$77,883,000	$56,443,000

Current and deferred income tax expense (benefit) is as follows:

	2022	2021	2020
Current:
Federal	$76,647,000	$66,526,000	$45,261,000
State	16,173,000	14,129,000	10,445,000
Total current expense	92,820,000	80,655,000	55,706,000
Deferred:
Federal	(3,565,000)	(2,482,000)	1,163,000
State	(744,000)	(290,000)	(426,000)
Total deferred (benefit) expense	(4,309,000)	(2,772,000)	737,000
Total expense	$88,511,000	$77,883,000	$56,443,000

3. Property and Equipment

Property and equipment, net, consists of the following:

	2022	2021
Land	$417,414,333	$399,747,689
Construction in progress	38,591,661	37,735,207
Buildings	1,350,593,056	1,304,896,586
Store, office and warehouse equipment	1,045,266,039	1,018,790,068
Transportation equipment	75,163,558	71,032,666
Leasehold improvements	60,958,847	60,986,752
Total	2,987,987,494	2,893,188,968
Less accumulated depreciation and amortization	1,613,956,325	1,522,419,536
Property and equipment - net	$1,374,031,169	$1,370,769,432

4. Property Held for Lease and Rental Income

At September 24, 2022, the Company owned and operated 85 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2022	2021	2020
Rents earned on owned and subleased properties:
Base rentals	$20,091,776	$19,146,124	$13,881,963
Variable rentals	166,890	271,569	289,831
Total	20,258,666	19,417,693	14,171,794
Depreciation on owned properties leased to others	(6,318,888)	(5,855,749)	(5,278,540)
Other shopping center expenses	(2,968,660)	(3,299,391)	(3,327,278)
Total	$10,971,118	$10,262,553	$5,565,976

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 24,	September 25,
	2022	2021
Land	$91,607,085	$82,896,124
Buildings	241,280,289	217,732,283
Total	332,887,374	300,628,407
Less accumulated depreciation	(112,986,048)	(103,975,838)
Total	$219,901,326	$196,652,569

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 24, 2022:

Fiscal Year
2023	$15,913,457
2024	14,554,813
2025	13,088,508
2026	10,090,779
2027	7,691,671
Thereafter	29,954,629
Total minimum future rental income	$91,293,857

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

Operating Leases - Rent expense for all operating leases of $10.9 million, $11.1 million and $11.1 million for fiscal years 2022, 2021 and 2020, respectively, is included in operating and administrative expenses. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2022, 2021 and 2020, is included as a reduction of rental expense.

Maturities of operating lease liabilities as of September 24, 2022 are as follows:

Fiscal Year
2023	$9,097,692
2024	6,827,392
2025	6,026,685
2026	4,744,737
2027	3,894,487
Thereafter	21,286,379
Total lease payments	51,877,372
Less amount representing interest	11,284,788
Present value of lease liabilities	$40,592,584

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2022 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $7.9 million each during the year ended September 24, 2022. The weighted average remaining lease term for the Company’s operating leases is 13.4 years. The weighted average discount rate used to determine lease liability balances as of September 24, 2022 is 3.51%, based on our incremental borrowing rate.

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2022	2021
Property, payroll, and other taxes payable	$23,306,546	$22,621,486
Salaries, wages, and bonuses payable	49,619,593	45,890,517
Self-insurance liabilities:
Employee group insurance	4,969,709	5,183,395
Workers’ compensation insurance	4,607,267	4,711,432
General liability insurance	3,543,885	3,424,729
Interest	4,590,254	4,481,104
Other	4,332,648	4,115,904
Total accrued expenses and current portion of other long-term liabilities	$94,969,902	$90,428,567

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $37.0 million, $35.5 million and $38.5 million for fiscal years 2022, 2021 and 2020, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2022	2021
Advance payments on purchases contracts	$1,994,459	$2,264,784
Nonqualified investment plan liability	18,445,157	22,736,980
Self-insurance liabilities:
Workers’ compensation insurance	13,287,189	14,501,624
General liability insurance	4,552,162	4,286,347
Interest rate swap liability	—	4,531,140
Other	3,942,604	3,211,513
Other long-term liabilities	42,221,571	51,532,388
Less current portion	742,351	1,113,441
Total other long-term liabilities	$41,479,220	$50,418,947

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 24, 2022 and September 25, 2021.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are summarized as follows:

	2022	2021
Bonds payable:
Senior notes, interest rate of 4.00%, maturing 2031	$350,000,000	$350,000,000
Recovery Zone Facility Bonds, maturing 2036	58,970,000	63,500,000
Notes payable due to banks, weighted average interest rate of 2.31% for 2022 and 1.74% for 2021	169,021,513	182,859,017
Less unamortized prepaid loan costs	(6,083,304)	(6,845,074)
Total long-term debt	571,908,209	589,513,943
Less current portion	17,620,789	17,600,739
Long-term debt, net of current portion	$554,287,420	$571,913,204

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

In June 2020, the Company issued an irrevocable notice to redeem $150 million principal amount of its 5.75% senior notes due in 2023 (the “2023 Notes”). The 2023 Notes were redeemed at 100.958% of par value on July 9, 2020. The Company recognized debt extinguishment costs of approximately $2.0 million during the quarter ended September 26, 2020.

In July 2020, the Company issued an irrevocable notice to redeem $100 million principal amount of the 2023 Notes. The 2023 Notes were redeemed at 100.958% of par value on August 27, 2020. The Company recognized debt extinguishment costs of approximately $1.4 million during the quarter ended September 26, 2020. Following this redemption, there was $295.0 million aggregate principal amount of the 2023 Notes outstanding.

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due in 2031 (the “2031 Notes”). Upon issuance of the 2031 Notes, the Company issued an irrevocable notice to redeem the remaining $295.0 million aggregate principal amount of its 2023 Notes and invested $295.0 million of 2031 Notes proceeds in short term investments pending redemption of the 2023 Notes. The 2023 Notes were redeemed at par value on July 16, 2021. The Company recognized debt extinguishment costs of approximately $1.1 million during fiscal year 2021.

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

In June 2021, the Company entered into a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 24, 2022. The Company is not required to maintain compensating balances in connection with the Line. At September 24, 2022, the Company had no borrowings outstanding under the Line.

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

The 2031 Notes, the Bonds and the Line contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants related to the 2031 Notes, the Bonds and Line at September 24, 2022.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $30.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $132.4 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 24, 2022, the Company recorded $15.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $16.4 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 24, 2022. For the fiscal year ended September 25, 2021, the Company recorded $6.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized losses of $4.5 million are recorded as a liability at fair value in the line “Other Long-Term Liabilities” on the Consolidated Balance Sheet as of September 25, 2021.

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

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at September 24, 2022.

At September 24, 2022, property and equipment with an undepreciated cost of approximately $269.0 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.

Components of interest costs are as follows:

	2022	2021	2020
Total interest costs	$21,848,860	$25,463,076	$42,204,652
Interest capitalized	(340,725)	(1,130,933)	(1,675,556)
Interest expense	$21,508,135	$24,332,143	$40,529,096

Maturities of long-term debt at September 24, 2022 are as follows:

Fiscal Year
2023	$18,371,485
2024	18,375,140
2025	22,281,554
2026	18,280,000
2027	18,280,000
Thereafter	482,403,334
Less unamortized prepaid loan costs	(6,083,304)
Total	$571,908,209

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

	Year Ended
	September 24, 2022
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$210,480,738	$62,278,190
Conversion of Class B to Class A shares	62,278,190	—
Net income allocated, diluted	$272,758,928	$62,278,190
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,330,809	4,663,567
Conversion of Class B to Class A shares	4,663,567	—
Weighted average shares outstanding, diluted	18,994,376	4,663,567
Earnings per share
Basic	$14.69	$13.35
Diluted	$14.36	$13.35

	Year Ended		Year Ended
	September 25, 2021		September 26, 2020
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$185,964,771	$63,766,687	$128,634,913	$49,966,520
Conversion of Class B to Class A shares	63,766,687	—	49,966,520	—
Net income allocated, diluted	$249,731,458	$63,766,687	$178,601,433	$49,966,520
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,242,276	5,370,894	14,194,819	6,064,957
Conversion of Class B to Class A shares	5,370,894	—	6,064,957	—
Weighted average shares outstanding, diluted	19,613,170	5,370,894	20,259,776	6,064,957
Earnings per share
Basic	$13.06	$11.87	$9.06	$8.24
Diluted	$12.73	$11.87	$8.82	$8.24

10. Employee Benefit Plans

Investment/Profit Sharing Plan - The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $5.0 million, $5.1 million and $4.2 million for fiscal years 2022, 2021 and 2020, respectively.

Nonqualified Investment Plan - The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $440,000, $375,000 and $294,000 for fiscal years 2022, 2021 and 2020, respectively.

Cash Bonuses - The Company pays monthly bonuses to various managerial personnel based on performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $32.3 million, $27.2 million and $35.9 million for fiscal years 2022, 2021 and 2020, respectively. The accrued liability for cash bonuses totaled $26.0 million at September 24, 2022 and $22.0 million at September 25, 2021. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2022	2021	2020
Revenues from unaffiliated customers:
Grocery	$1,940,414	$1,762,872	$1,693,961
Non-foods	1,204,443	1,136,250	1,066,939
Perishables	1,445,042	1,349,081	1,261,537
Gasoline	885,801	583,749	459,639
Total retail	5,475,700	4,831,952	4,482,076
Other	203,135	155,968	128,533
Total revenues from unaffiliated customers	$5,678,835	$4,987,920	$4,610,609
Income before income taxes:
Retail	$353,006	$327,563	$264,388
Other	23,927	22,495	16,549
Total income from operations	376,933	350,058	280,937
Other income, net	5,845	2,971	1,737
Interest expense	21,508	24,332	40,529
Loss on early extinguishment of debt	—	1,083	7,101
Income before income taxes	$361,270	$327,614	$235,044
Assets:
Retail	$2,042,730	$1,794,160	$1,712,203
Other	255,880	226,762	189,607
Elimination of intercompany receivable	(3,099)	(2,578)	(2,511)
Total assets	$2,295,511	$2,018,344	$1,899,299
Capital expenditures:
Retail	$106,508	$138,005	$120,605
Other	13,101	2,592	2,162
Total capital expenditures	$119,609	$140,597	$122,767
Depreciation and amortization:
Retail	$109,642	$108,745	$108,588
Other	8,160	8,359	7,694
Total depreciation and amortization	$117,802	$117,104	$116,282

The grocery category includes grocery, dairy, and frozen foods.

The non-foods category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The perishable category includes meat, produce, deli and bakery.

The fluid dairy operation, included in “Other”, had $51.4 million, $46.5 million and $47.0 million in sales to the grocery sales segment in fiscal 2022, 2021 and 2020, respectively. These sales were eliminated in consolidation.

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 24, 2022 totaled $6.5 million. The Company expects these commitments to be fulfilled during fiscal year 2023.

The Company has entered into supply contracts to provide approximately 84% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 24, 2022 other than as described elsewhere in this Form 10-K.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 24, 2022 is as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$350,000	$292,250	Level 2
Facility Bonds	58,970	58,970	Level 2
Secured notes payable and other	162,938	162,935	Level 2
Interest rate swaps derivative contract asset	16,421	16,421	Level 2
Non-qualified retirement plan assets	16,600	16,600	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2022	2021	2020
Cash paid during the year for:
Interest (net of amounts capitalized)	$21,398,985	$26,537,234	$47,185,161
Income taxes	87,187,808	77,515,577	63,195,908
Non cash items:
Property and equipment additions included in accounts payable	8,724,576	6,920,759	11,626,310

15. Related Party Transactions

In August 2022, the Company sold a land parcel for $725 thousand to a limited liability corporation having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals with a financial interest in the transaction. In accordance with the Company’s Related Party Transaction policy, independent fair market value appraisals were obtained to determine the selling price, and the Company’s Audit Committee approved the transaction.

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. There were no such loans outstanding at September 24, 2022 or September 25, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer, President
and Chief Operating Officer

Date: November 23, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	November 23, 2022
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	November 23, 2022
James W. Lanning, CEO, President,
Chief Operating Officer and Director

/s/ Patricia E. Jackson	November 23, 2022
Patricia E. Jackson, CPA, Vice
President-Finance, Chief Financial Officer and Director

/s/ Catherine L. Phillips	November 23, 2022
Catherine L. Phillips, CPA, Secretary and Controller

/s/ John R. Lowden	November 23, 2022
John R. Lowden, Director

/s/ Fred D. Ayers	November 23, 2022
Fred D. Ayers, Director

/s/ Laura Sharp	November 23, 2022
Laura Sharp, Director

/s/ Brenda S. Tudor	November 23, 2022
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	November 23, 2022
Ernest E. Ferguson, Director