Form 10-Q
period 2022-12-24
INGLES MARKETS INC
filed 2023-02-02
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 24, 2022

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-14706.

INGLES MARKETS, INCORPORATED

(Exact name of registrant as specified in its charter)

North Carolina	56-0846267
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
P.O. Box 6676, Asheville NC	28816
(Address of principal executive offices)	(Zip Code)

(828) 669-2941

(Registrant’s telephone number, including area code)

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

As of January 31, 2023, the registrant had 14,386,850 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,607,526 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 24, 2022 and September 24, 2022	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended December 24, 2022 and December 25, 2021	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 24, 2022 and December 25, 2021	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 24, 2022 and December 25, 2021	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II – Other Information

Item 6. Exhibits	19

Signatures	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 24,	September 24,
	2022	2022
ASSETS
Current Assets:
Cash and cash equivalents	$255,580,658	$267,198,517
Receivables - net	120,822,380	97,157,614
Inventories	464,827,479	457,945,539
Other current assets	17,341,529	15,830,032
Total Current Assets	858,572,046	838,131,702
Property and Equipment - Net	1,399,720,979	1,374,031,169
Operating lease right of use assets	41,531,815	38,594,968
Other Assets	45,478,485	44,752,886
Total Assets	$2,345,303,325	$2,295,510,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,529,304	$17,620,789
Current portion of operating lease liabilities	7,440,954	7,797,975
Accounts payable - trade	208,630,428	213,388,385
Accrued expenses and current portion of other long-term liabilities	88,277,947	94,969,902
Total Current Liabilities	321,878,633	333,777,051
Deferred Income Taxes	71,785,000	73,578,000
Long-Term Debt	546,940,899	554,287,420
Noncurrent operating lease liabilities	36,089,856	32,794,609
Other Long-Term Liabilities	43,858,359	41,479,220
Total Liabilities	1,020,552,747	1,035,916,300
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,386,700 shares issued and outstanding December 24, 2022; 14,377,575 shares issued and outstanding at September 24, 2022	719,335	718,879
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,607,676 shares issued and outstanding December 24, 2022; 4,616,801 shares issued and outstanding at September 24, 2022	230,384	230,840
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	11,256,044	12,406,551
Retained earnings	1,312,544,815	1,246,238,155
Total Stockholders’ Equity	1,324,750,578	1,259,594,425
Total Liabilities and Stockholders’ Equity	$2,345,303,325	$2,295,510,725

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 24,	December 25,
	2022	2021
Net sales	$1,493,314,107	$1,391,529,510
Cost of goods sold	1,122,159,216	1,040,985,244
Gross profit	371,154,891	350,544,266
Operating and administrative expenses	276,179,258	260,085,404
Gain (loss) from sale or disposal of assets	780,083	(56,028)
Income from operations	95,755,716	90,402,834
Other income, net	1,441,607	1,592,055
Interest expense	5,346,842	5,413,871
Income before income taxes	91,850,481	86,581,018
Income tax expense	22,479,000	20,392,000
Net income	$69,371,481	$66,189,018

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(1,522,507)	$1,866,887
Income tax benefit (expense)	372,000	(456,000)
Other comprehensive (loss) income, net of tax	(1,150,507)	1,410,887
Comprehensive income	$68,220,974	$67,599,905

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.73	$3.57
Diluted earnings per common share	$3.65	$3.48
Class B Common Stock
Basic earnings per common share	$3.40	$3.24
Diluted earnings per common share	$3.40	$3.24
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 24, 2022 AND DECEMBER 25, 2021

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive income, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 24,	December 25,
	2022	2021
Cash Flows from Operating Activities:
Net income	$69,371,481	$66,189,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	29,105,895	29,297,267
Non cash operating lease cost	2,630,759	2,035,400
Loss (gain) from sale or disposal of assets	(780,083)	56,028
Receipt of advance payments on purchases contracts	800,000	250,000
Recognition of advance payments on purchases contracts	(665,579)	(746,529)
Deferred income taxes	(1,421,000)	(1,102,000)
Changes in operating assets and liabilities:
Receivables	(23,664,766)	(7,951,730)
Inventory	(6,881,940)	486,079
Other assets	(3,759,603)	233,187
Operating lease liabilities	(2,629,380)	(2,130,181)
Accounts payable and accrued expenses	(4,842,782)	8,361,969
Net Cash Provided by Operating Activities	57,263,002	94,978,508
Cash Flows from Investing Activities:
Purchase of short term investments	—	(110,007,106)
Proceeds from sales of property and equipment	1,146,282	215,289
Capital expenditures	(59,336,642)	(21,333,456)
Net Cash Used by Investing Activities	(58,190,360)	(131,125,273)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(7,625,680)	(3,459,139)
Dividends paid	(3,064,821)	(3,063,227)
Net Cash Used by Financing Activities	(10,690,501)	(6,522,366)
Net Decrease in Cash and Cash Equivalents	(11,617,859)	(42,669,131)
Cash and cash equivalents at beginning of period	267,198,517	70,313,350
Cash and Cash Equivalents at End of Period	$255,580,658	$27,644,220

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 24, 2022 and December 25, 2021

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of December 24, 2022 and the results of operations, changes in stockholders’ equity and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the three months ended December 24, 2022 and December 25, 2021. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

The results of operations for the three months ended December 24, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that exist as of March 12, 2020. The relief provided in this ASU has been extended through December 31, 2024. The Company’s debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. To the extent our debt and interest rate swap arrangements change to another accepted rate within the timeline provided by this ASU, we will utilize the relief in this ASU to continue hedge accounting.

C. SHORT TERM INVESTMENTS

From time to time, the Company purchases financial products that can be readily converted into cash, and the Company accounts for such financial products as short-term investments. The financial products include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $382,683 at December 24, 2022 and $382,657 at September 24, 2022.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 24,	September 24,
	2022	2022
Property, payroll and other taxes payable	$17,515,157	$23,306,546
Salaries, wages and bonuses payable	32,198,595	49,619,593
Self-insurance liabilities	12,921,863	13,120,861
Interest payable	1,145,255	4,590,254
Income taxes payable	19,736,803	—
Other	4,760,274	4,332,648
Total	$88,277,947	$94,969,902

Self-insurance liabilities are established for general liability claims, workers’ compensation, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $475,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $31.1 million at December 24, 2022. Of this amount, $12.9 million is accounted for as a current liability and $18.2 million as a long-term liability, which is inclusive of $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable. At September 24, 2022, the Company’s self-insurance reserves totaled $31.0 million of which $13.2 million was accounted for as a current liability and $17.8 million as a long-term liability, which is inclusive of $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $10.8 million and $13.4 million for the three months ended December 24, 2022 and December 25, 2021, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at various points in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at December 24, 2022 and September 24, 2022.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 24, 2022. The Company is not required to maintain compensating balances in connection with the Line. At December 24, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $59.0 million as of December 24, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the quarter ended December 25, 2021 to extend the holding period from September 2026 to December 2029 and reduce the interest rate on the Bonds.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $29.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $130.5 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended December 24, 2022, the Company recorded $1.2 million of other comprehensive loss, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $14.9 million are included as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of December 24, 2022. For the three-month period ended December 25, 2021, the Company recorded $1.4 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 24, 2022.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 24, 2022, property and equipment with an undepreciated cost of approximately $260.0 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 24, 2022, the Company had excess net worth totaling $406.1 million calculated under covenants in the Bonds, various floating rate loans (the “Loans”), and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 13, 2022 to stockholders of record on October 6, 2022.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

I. EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A Common Stock which is publicly traded, and Class B Common Stock, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

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

	Three Months Ended		Three Months Ended
	December 24, 2022		December 25, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$53,708,852	$15,662,629	$50,899,553	$15,289,465
Conversion of Class B to Class A shares	15,662,629	—	15,289,465	—
Net income allocated, diluted	$69,371,481	$15,662,629	$66,189,018	$15,289,465

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,381,312	4,613,064	14,277,211	4,717,165
Conversion of Class B to Class A shares	4,613,064	—	4,717,165	—
Weighted average shares outstanding, diluted	18,994,376	4,613,064	18,994,376	4,717,165

Earnings per share
Basic	$3.73	$3.40	$3.57	$3.24
Diluted	$3.65	$3.40	$3.48	$3.24

J. LEASES

Leases as Lessee

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and require that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses that require rental payments based on a percentage of gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses and lease incentives are taken into account in computing minimum lease payments.

Operating lease cost for all operating leases totaled $2.6 million for the three months ended December 24, 2022. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of December 24, 2022 were as follows:

Fiscal Year
Remainder of 2023	$6,866,375
2024	7,918,542
2025	7,117,834
2026	5,835,887
2027	4,985,637
Thereafter	22,320,055
Total lease payments	$55,044,330
Less amount representing interest	11,513,520
Present value of lease liabilities	$43,530,810

The weighted average remaining lease term for the Company’s operating leases is 12.8 years. The weighted average discount rate used to determine lease liability balances as of December 24, 2022 was 3.51%, based on our incremental borrowing rate.

Leases as Lessor

At December 24, 2022, the Company owned and operated 89 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

Three Months Ended
December 24, 2022
Rents earned on owned and subleased properties:
Base rentals	$6,116,877
Variable rentals	41,722
Total	6,158,599
Depreciation on owned properties leased to others	(1,579,722)
Other shopping center expenses	(626,971)
Total	$3,951,906

Future minimum operating lease receipts at December 24, 2022 are as follows:

Fiscal Year
Remainder of 2023	$13,494,540
2024	16,266,403
2025	14,438,216
2026	10,986,786
2027	8,221,001
Thereafter	30,671,270
Total minimum future rental income	$94,078,216

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 24,	December 25,
	2022	2021
Revenues from unaffiliated customers:
Grocery	$540,859	$488,407
Non-foods	327,355	304,672
Perishables	374,188	364,350
Fuel	192,472	190,832
Total Retail	$1,434,874	$1,348,261
Other	58,440	43,269
Total revenues from unaffiliated customers	$1,493,314	$1,391,530

Income from operations:
Retail	$87,915	$85,499
Other	7,841	4,904
Total income from operations	$95,756	$90,403

	December 24,	September 24,
	2022	2022
Assets:
Retail	$2,087,916	$2,042,730
Other	259,679	255,880
Elimination of intercompany receivable	(2,292)	(3,099)
Total assets	$2,345,303	$2,295,511

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

The fluid dairy operation sales to the grocery sales segment have been eliminated in consolidation and are excluded from the amounts in the table above.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 24, 2022 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$301,000	Level 2
Facility Bonds due 2036	58,970	58,970	Level 2
Secured notes payable and other	155,500	155,500	Level 2
Interest rate swap derivative assets	14,898	14,898	Level 2
Non-qualified retirement plan assets	18,571	18,571	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the three months ended December 24, 2022, there were no such loans made, repaid or outstanding.

During the three months ended December 24, 2022, a limited liability corporation having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals, purchased a shopping center, from an unrelated party at which the Company has a long-term lease in place. The Company’s lease was in place prior to such purchase, and the terms of the lease have not changed since it was originally negotiated.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise, as well as quality private label items. In addition, the Company focuses on selling products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections.

Coronavirus (COVID-19) Pandemic Impact

The COVID-19 pandemic which began in March 2020 and has continued through the three months ended December 24, 2022, has impacted supermarket operations. At the onset of the COVID-19 pandemic, the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe and has continued to monitor and update its protocols as the pandemic has evolved. Since March 2020, the Company’s stores have experienced increased customer traffic and occasional product shortages due to supply chain issues. Recently, an extremely tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy recovers, inflation has reached levels not seen in decades. Inflation impacts product costs, labor costs and other goods used by the Company.

At the present time, we do not know how long and to what extent the ongoing effects of the pandemic and inflation could impact our sales and financial performance.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $475,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 24, 2022 the Company’s self-insurance reserves totaled $31.1 million. This amount is inclusive of $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 24, 2022.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $34.4 million and $31.9 million for the fiscal quarters ended December 24, 2022 and December 25, 2021, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.0 million and $2.1 million for the fiscal quarters ended December 24, 2022 and December 25, 2021, respectively. Overall, vendor allowances decreased significantly at the onset of the COVID-19 pandemic as vendors reduced support for promotional activities. Vendor promotional support subsequently increased, but has not reached pre-pandemic levels.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 24, 2022 and December 25, 2021 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month period ended December 24, 2022, comparable store sales included 197 stores. For the three-month period ended December 25, 2021, comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 24,	December 25,
	2022	2021
Net sales	100.0%	100.0%
Gross profit	24.9%	25.2%
Operating and administrative expenses	18.5%	18.7%
Income from operations	6.4%	6.5%
Other income, net	0.1%	0.1%
Interest expense	0.4%	0.4%
Income tax expense	1.5%	1.4%
Net income	4.6%	4.8%

Three Months Ended December 24, 2022 Compared to the Three Months Ended December 25, 2021

Net income for the first quarter of fiscal 2023 totaled $69.4 million, compared with net income of $66.2 million for the first quarter of fiscal 2022. Retail grocery sales increased due to continued consumer trends seen since the beginning of the COVID-19 pandemic, as well as the effects of inflation. Corresponding operating expenses did not increase as much as sales, resulting in higher pre-tax income.

Net Sales. Net sales increased by $101.8 million, or 7.3%, to $1.5 billion for the three months ended December 24, 2022 compared with $1.4 billion for the three months ended December 25, 2021. Excluding fuel sales, total grocery comparable store sales increased 7.3% over the comparative fiscal quarter. Ingles operated 198 stores at both December 24, 2022 and December 25, 2021. Inflation in the prices of food and fuel has also positively impacted the dollar amount of sales.

Changes in retail grocery sales for the quarter ended December 24, 2022 are summarized as follows (in thousands):

Total retail sales for the three months ended December 25, 2021	$1,348,261
Comparable store sales increase (including fuel)	86,427
Impact of stores opened in fiscal 2021	354
Impact of stores closed in fiscal 2021	(330)
Other	162
Total retail sales for the three months ended December 24, 2022	$1,434,874

Gross Profit. Gross profit for the three-month period ended December 24, 2022 totaled $371.2 million, an increase of $20.7 million, or 5.9%, compared with gross profit of $350.5 million for the three-month period ended December 25, 2021. Gross profit as a percentage of sales was 24.9% and 25.2% for the three months ended December 24, 2022 and December 25, 2021, respectively. The decrease in gross profit as a percentage of sales resulted primarily from inflation and raw material shortages, which have increased the cost of products. Retail segment gross profit, excluding fuel decreased 84 basis points for the quarter ended December 24, 2022, as compared with the quarter ended December 25, 2021.

Operating and Administrative Expenses. Operating and administrative expenses increased $16.1 million, or 6.2%, to $276.2 million for the three months ended December 24, 2022, as compared to $260.1 million for the three months ended December 25, 2021. As a percentage of sales, operating and administrative expenses were 18.5% and 18.7% for the December 2022 and December 2021 quarters, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 21.0% of sales for the first fiscal quarter of fiscal 2023 compared with 21.5% for the first fiscal quarter of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	in millions	sales
Salaries and wages	$13.0	0.87%
Insurance	$(2.9)	(0.19)%
Repairs and maintenance	$2.7	0.18%
Store supplies	$1.8	0.12%
Bank charges	$1.3	0.09%

Salaries and wages increased in dollars due to increased competition in the labor market in the Company’s market area.

Insurance expense decreased due to lower claims under the Company’s self-insurance programs.

Repairs and maintenance increased due to wear and tear of equipment due to increased sales volume, increased costs of parts and refrigeration.

Store supplies, which include customer packaging containers, increased as a result of increased sales and market costs of certain supplies and supply chain issues for certain raw materials.

Bank charges increased due to increased sales and a greater portion of sales settled with credit/debit cards instead of cash or check.

Other Income. Other income totaled $1.4 million for the three months ended December 24, 2022 compared with $1.6 million for the three months ended December 25, 2021.

Interest Expense. Interest expense totaled $5.3 million for the three-month period ended December 24, 2022 compared with $5.4 million for the three-month period ended December 25, 2021. Total debt at December 24, 2022 was $564.5 million compared with $586.1 million at December 25, 2021.

Income Taxes. Income tax expense totaled $22.5 million for the three months ended December 24, 2022, reflecting an effective tax rate of 24.5% of pretax income. Income tax expense totaled $20.4 million for the three months ended December 25, 2021, reflecting an effective tax rate of 23.6% of pretax income.

Net Income. Net income totaled $69.4 million for the three-month period ended December 24, 2022 compared with $66.2 million for the three-month period ended December 25, 2021. Basic and diluted earnings per share for Class A Common Stock were $3.73 and $3.65, respectively, for the December 2022 quarter, compared to $3.57 and $3.48, respectively, for the December 2021 quarter. Basic and diluted earnings per share for Class B Common Stock were each $3.40 for the December 2022 quarter compared with $3.24 for the December 2021 quarter.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $59.3 million for the three-month period ended December 24, 2022. The Company’s capital expenditures include the construction of new stores, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2023 currently include investments of approximately $120 to $140 million. At this time the Company does not anticipate that the continually evolving COVID-19 environment will have an adverse impact on its long-term capital expenditure plans. The Company currently plans to dedicate the majority of its fiscal 2023 capital expenditures to continued improvement of its store base and continued investment in one store expected to open in fiscal 2023, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

Liquidity

The Company generated $57.3 million net cash from operations for the December 2022 three-month period compared with $95.0 million for the December 2021 three-month period. The decrease was primarily attributable to higher working capital needs.

Cash used by investing activities for the three-month periods ended December 24, 2022 and December 25, 2021 totaled $58.2 million and $131.1 million, respectively. Excess cash of approximately $110 million was invested in short-term financial instruments in the prior year offset by higher capital expenditures through the first quarter of fiscal 2023.

Cash used by financing activities totaled $10.7 million for the three-month period ended December 24, 2022, compared with $6.5 million for the three-month period ended December 25, 2021. During the quarter ended December 24, 2022, the Company repaid $4.2 million of mortgage debt.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 24, 2022. The Company is not required to maintain compensating balances in connection with the Line. At December 24, 2022, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $59.0 million as of December 24, 2022. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029. The Covenant Agreement was amended during the three months ended December 25, 2021 to extend the holding period from September 2026 to December 2029 and reduce the interest rate on the Bonds.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $29.0 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $130.5 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 24, 2022, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $2.3 billion of additional borrowings (including borrowings under the Line) as of December 24, 2022.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, and the ongoing impact of the COVID-19 pandemic, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this Quarterly Report on Form 10-Q.

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

Seasonality

Grocery sales are subject to a slight seasonal variance due to both holiday related sales and sales in areas where seasonal homes are located. Sales are traditionally higher in the Company’s first fiscal quarter due to the inclusion of sales related to Thanksgiving and Christmas. Unless Easter falls within the quarter, the Company’s second fiscal quarter traditionally has the lowest sales of the year predominantly due to lower occupancy of seasonal homes. In the third and fourth quarters, sales are usually positively affected by the return of customers to seasonal homes in our market area.

Impact of Inflation

As the economy continues to recover from the initial impact of the COVID-19 pandemic, inflation has recently reached levels not experienced in decades. Food and energy costs have increased, reflecting a tight labor market and supply chain/transportation disruptions.

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s fuel sales, distribution expenses and plastic supply costs. During the past twelve months, inflation has reached its highest level in a number of years, impacting food costs, transportation costs, and labor costs.

Twelve Months Ended
December 2022
All items	6.5%
Food at home	11.8%
Energy	8.3%

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential continued impact of the COVID-19 pandemic on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

Consequently, actual events affecting the Company and the impact of such events on the Company’s operations may vary significantly from those described in this Quarterly Report on Form 10-Q or contemplated or implied by statements in this Quarterly Report on Form 10-Q. The Company does not undertake and specifically denies any obligation to update any such statements or to publicly announce the results of any revisions to any such statements to reflect future events or developments, except to the extent required by applicable law.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $159.5 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the Securities and Exchange Commission (the “SEC”). Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 24, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2022. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company has concluded that its controls and procedures were effective as of December 24, 2022.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2023.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 24, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 2, 2023	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President

Date: February 2, 2023	/s/ Patricia E. Jackson, CPA
Patricia E. Jackson
Vice President-Finance and Chief Financial Officer