Form 10-Q
period 2023-03-25
INGLES MARKETS INC
filed 2023-05-04
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2023

or

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

As of May 2, 2023, the registrant had 14,406,925 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,587,451 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 25, 2023 and September 24, 2022	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended March 25, 2023 and March 26, 2022	4
Six Months Ended March 25, 2023 and March 26, 2022	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months and Six Months Ended March 25, 2023 and March 26, 2022	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended March 25, 2023 and March 26, 2022	7

Notes to Unaudited Interim Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

Part II – Other Information

Item 6. Exhibits	22

Signatures	23

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 25,	September 24,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$250,303,676	$267,198,517
Receivables - net	96,844,945	97,157,614
Inventories	474,247,848	457,945,539
Other current assets	32,272,754	15,830,032
Total Current Assets	853,669,223	838,131,702
Property and Equipment - Net	1,403,989,312	1,374,031,169
Operating lease right of use assets	40,144,201	38,594,968
Other Assets	43,262,053	44,752,886
Total Assets	$2,341,064,789	$2,295,510,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,529,304	$17,620,789
Current portion of operating lease liabilities	7,019,650	7,797,975
Accounts payable - trade	192,287,038	213,388,385
Accrued expenses and current portion of other long-term liabilities	75,662,988	94,969,902
Total Current Liabilities	292,498,980	333,777,051
Deferred Income Taxes	69,712,000	73,578,000
Long-Term Debt	539,161,073	554,287,420
Noncurrent operating lease liabilities	35,124,926	32,794,609
Other Long-Term Liabilities	44,361,613	41,479,220
Total Liabilities	980,858,592	1,035,916,300
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,386,925 shares issued and outstanding March 25, 2023; 14,377,575 shares issued and outstanding at September 24, 2022	719,346	718,879
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,607,451 shares issued and outstanding March 25, 2023; 4,616,801 shares issued and outstanding at September 24, 2022	230,373	230,840
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	9,236,818	12,406,551
Retained earnings	1,350,019,660	1,246,238,155
Total Stockholders’ Equity	1,360,206,197	1,259,594,425
Total Liabilities and Stockholders’ Equity	$2,341,064,789	$2,295,510,725

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 25,	March 26,
	2023	2022
Net sales	$1,380,604,140	$1,377,118,668
Cost of goods sold	1,054,664,179	1,028,556,135
Gross profit	325,939,961	348,562,533
Operating and administrative expenses	268,890,164	254,739,175
Gain from sale or disposal of assets	597,218	1,265,254
Income from operations	57,647,015	95,088,612
Other income, net	1,734,456	1,344,269
Interest expense	5,344,666	5,425,534
Income before income taxes	54,036,805	91,007,347
Income tax expense	13,497,000	22,366,000
Net income	$40,539,805	$68,641,347

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(2,671,226)	$9,896,413
Income tax benefit (expense)	652,000	(2,418,000)
Other comprehensive (loss) income, net of tax	(2,019,226)	7,478,413
Comprehensive income	$38,520,579	$76,119,760

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.18	$3.70
Diluted earnings per common share	$2.13	$3.61
Class B Common Stock
Basic earnings per common share	$1.98	$3.36
Diluted earnings per common share	$1.98	$3.36
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 25,	March 26,
	2023	2022
Net sales	$2,873,918,247	$2,768,648,179
Cost of goods sold	2,176,823,396	2,069,541,379
Gross profit	697,094,851	699,106,800
Operating and administrative expenses	545,069,422	514,824,580
Gain from sale or disposal of assets	1,377,302	1,209,226
Income from operations	153,402,731	185,491,446
Other income, net	3,176,063	2,936,323
Interest expense	10,691,508	10,839,405
Income before income taxes	145,887,286	177,588,364
Income tax expense	35,976,000	42,758,000
Net income	$109,911,286	$134,830,364

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(4,193,733)	$11,763,300
Income tax benefit (expense)	1,024,000	(2,874,000)
Other comprehensive (loss) income, net of tax	(3,169,733)	8,889,300
Comprehensive income	$106,741,553	$143,719,664

Per share amounts:
Class A Common Stock
Basic earnings per common share	$5.92	$7.26
Diluted earnings per common share	$5.79	$7.10
Class B Common Stock
Basic earnings per common share	$5.38	$6.60
Diluted earnings per common share	$5.38	$6.60
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 25, 2023 AND MARCH 26, 2022

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216
Net income	—	—	—	—	—	—	68,641,347	68,641,347
Other comprehensive income, net of income tax	—	—	—	—	—	7,478,413	—	7,478,413
Cash dividends	—	—	—	—	—	—	(3,063,727)	(3,063,727)
Common stock conversions	20,600	1,030	(20,600)	(1,030)	—	—	—	—
Balance, March 26, 2022	14,325,235	$716,262	4,669,141	$233,457	$—	$5,463,160	$1,114,438,370	$1,120,851,249

Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578
Net income	—	—	—	—	—	—	40,539,805	40,539,805
Other comprehensive loss, net of income tax	—	—	—	—	—	(2,019,226)	—	(2,019,226)
Cash dividends	—	—	—	—	—	—	(3,064,960)	(3,064,960)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, March 25, 2023	14,386,925	$719,346	4,607,451	$230,373	$—	$9,236,818	$1,350,019,660	$1,360,206,197

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 25,	March 26,
	2023	2022
Cash Flows from Operating Activities:
Net income	$109,911,286	$134,830,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	57,969,652	59,264,873
Non cash operating lease cost	3,841,608	3,493,003
Gain from sale or disposal of assets	(1,377,302)	(1,209,226)
Receipt of advance payments on purchases contracts	1,582,490	1,147,709
Recognition of advance payments on purchases contracts	(1,430,226)	(1,494,340)
Deferred income taxes	(2,842,000)	(1,678,000)
Changes in operating assets and liabilities:
Receivables	312,669	(2,928,641)
Inventory	(16,302,309)	(7,937,800)
Other assets	(19,145,618)	(8,462,044)
Operating lease liabilities	(3,838,850)	(3,682,564)
Accounts payable and accrued expenses	(34,267,784)	(15,861,984)
Net Cash Provided by Operating Activities	94,413,616	155,481,350
Cash Flows from Investing Activities:
Purchase of short term investments	—	(110,007,106)
Proceeds from sales of property and equipment	1,766,849	1,509,285
Capital expenditures	(91,352,345)	(34,096,602)
Net Cash Used by Investing Activities	(89,585,496)	(142,594,423)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(15,593,180)	(11,449,032)
Dividends paid	(6,129,781)	(6,126,954)
Net Cash Used by Financing Activities	(21,722,961)	(17,575,986)
Net Decrease in Cash and Cash Equivalents	(16,894,841)	(4,689,059)
Cash and cash equivalents at beginning of period	267,198,517	70,313,350
Cash and Cash Equivalents at End of Period	$250,303,676	$65,624,291

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 25, 2023 and March 26, 2022

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of March 25, 2023 and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 25, 2023 and March 26, 2022, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the six months ended March 25, 2023 and March 26, 2022. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

The results of operations for the three-month and six-month periods ended March 25, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $120,060 at March 25, 2023 and $382,657 at September 24, 2022.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 25,	September 24,
	2023	2022
Property, payroll and other taxes payable	$14,352,644	$23,306,546
Salaries, wages and bonuses payable	39,049,851	49,619,593
Self-insurance liabilities	13,028,205	13,120,861
Interest payable	4,647,146	4,590,254
Other	4,585,142	4,332,648
	$75,662,988	$94,969,902

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $475,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $31.1 million and $31.0 million at March 25, 2023 and September 24, 2022, respectively. Of this amount, $13.0 million was accounted for as a current liability and $18.1 million as a long-term liability, which is inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable at March 25, 2023. At September 24, 2022, the Company’s self-insurance reserves totaled $31.0 million of which $13.2 million was accounted for as a current liability and $17.8 million as a long-term liability, which is inclusive of $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.1 million and $7.0 million for the three-month periods ended March 25, 2023 and March 26, 2022, respectively. For the six-month periods ended March 25, 2023 and March 26, 2022, employee insurance expense, net of employee contributions totaled $19.0 million and $20.3 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined we have a legal obligation to remove tanks at various points in the future and accordingly determined we have met the requirements of an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate at March 25, 2023 and September 24, 2022.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at March 25, 2023. The Company is not required to maintain compensating balances in connection with the Line. At March 25, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $54.4 million as of March 25, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $27.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $128.5 million at a fixed rate of 2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three and six months ended March 25, 2023, the Company recorded $2.0 million and $3.2 million of other comprehensive loss, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $12.2 million were included as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of March 25, 2023. For the three- and six-month periods ended March 26, 2022, the Company recorded $7.5 million and $8.9 million of other comprehensive income, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 25, 2023.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 25, 2023, property and equipment with an undepreciated cost of approximately $257.6 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 25, 2023, the Company had excess net worth totaling $421.3 million calculated under covenants in the Bonds, various floating rate loans (the “Loans”), and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 13, 2022 to stockholders of record on October 6, 2022.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 12, 2023 to stockholders of record on January 6, 2023.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022, as well as Note I, Earnings Per Common Share below.

I. EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A Common Stock, which is publicly traded, and Class B Common Stock, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

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

	Three Months Ended		Six Months Ended
	March 25, 2023		March 25, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$31,398,357	$9,141,448	$85,111,213	$24,800,073
Conversion of Class B to Class A shares	9,141,448	—	24,800,073	—
Net income allocated, diluted	$40,539,805	$9,141,448	$109,911,286	$24,800,073

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,386,862	4,607,514	14,384,087	4,610,289
Conversion of Class B to Class A shares	4,607,514	—	4,610,289	—
Weighted average shares outstanding, diluted	18,994,376	4,607,514	18,994,376	4,610,289

Earnings per share
Basic	$2.18	$1.98	$5.92	$5.38
Diluted	$2.13	$1.98	$5.79	$5.38

	Three Months Ended		Six Months Ended
	March 26, 2022		March 26, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$52,934,311	$15,707,036	$103,831,190	$30,999,174
Conversion of Class B to Class A shares	15,707,036	—	30,999,174	—
Net income allocated, diluted	$68,641,347	$15,707,036	$134,830,364	$30,999,174

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,320,981	4,673,395	14,299,096	4,695,280
Conversion of Class B to Class A shares	4,673,395	—	4,695,280	—
Weighted average shares outstanding, diluted	18,994,376	4,673,395	18,994,376	4,695,280

Earnings per share
Basic	$3.70	$3.36	$7.26	$6.60
Diluted	$3.61	$3.36	$7.10	$6.60

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

Operating lease cost for all operating leases totaled $2.7 million for the three months ended March 25, 2023 and $5.3 million for the six months ended March 25, 2023. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of March 25, 2023 were as follows:

Fiscal Year
Remainder of 2023	$4,369,583
2024	8,030,542
2025	7,229,835
2026	5,947,887
2027	5,097,637
Thereafter	22,704,055
Total lease payments	$53,379,539
Less amount representing interest	11,234,963
Present value of lease liabilities	$42,144,576

The weighted average remaining lease term for the Company’s operating leases is 12.7 years. The weighted average discount rate used to determine lease liability balances as of March 25, 2023 was 3.51%, based on our incremental borrowing rate.

Leases as Lessor

At March 25, 2023, the Company owned and operated 92 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 25, 2023	March 25, 2023
Rents earned on owned and subleased properties:
Base rentals	$5,825,202	$11,942,079
Variable rentals	41,723	83,445
Total	5,866,925	12,025,524
Depreciation on owned properties leased to others	(1,754,831)	(3,334,553)
Other shopping center expenses	(910,994)	(1,537,965)
Total	$3,201,100	$7,153,006

Future minimum operating lease receipts at March 25, 2023 were as follows:

Fiscal Year
Remainder of 2023	$9,120,094
2024	16,911,437
2025	15,097,395
2026	11,617,994
2027	8,847,337
Thereafter	31,848,431
Total minimum future rental income	$93,442,688

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Revenues from unaffiliated customers:
Grocery	$492,553	$482,179	$1,033,411	$970,585
Non-foods	308,684	289,419	636,039	594,091
Perishables	348,204	355,651	722,392	720,001
Fuel	175,551	200,192	368,023	391,025
Total Retail	$1,324,992	$1,327,441	$2,759,865	$2,675,702
Other	55,612	49,678	114,053	92,946
Total revenues from unaffiliated customers	$1,380,604	$1,377,119	$2,873,918	$2,768,648

Income from operations:
Retail	$50,786	$88,663	$138,701	$174,162
Other	6,861	6,426	14,702	11,329
Total income from operations	$57,647	$95,089	$153,403	$185,491

	March 25,	September 24,
	2023	2022
Assets:
Retail	$2,075,213	$2,042,730
Other	269,038	255,880
Elimination of intercompany receivable	(3,186)	(3,099)
Total assets	$2,341,065	$2,295,511

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 25, 2023 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$301,875	Level 2
Facility Bonds due 2036	54,440	54,440	Level 2
Secured notes payable and other	152,250	152,250	Level 2
Interest rate swap derivative contracts asset	12,227	12,227	Level 2
Non-qualified retirement plan assets	18,929	18,929	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the three months ended March 25, 2023, there were no such loans made, repaid or outstanding.

During the three months ended December 24, 2022, a limited liability corporation having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals, purchased a shopping center from an unrelated party at which the Company has a long-term lease in place. The Company’s lease was in place prior to such purchase, and the terms of the lease have not changed since it was originally negotiated.

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

Coronavirus (COVID-19) Pandemic Impact

The effects of the COVID-19 pandemic, which began in March 2020, have eased considerably over the six months ended March 25, 2023, but the earlier portion of the pandemic substantially impacted supermarket operations, and some effects have continued through the six months ended March 25, 2023. At the onset of the COVID-19 pandemic, the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe and has continued to monitor and update its protocols as the pandemic has evolved. Since March 2020, the Company’s stores have experienced increased customer traffic and occasional product shortages due to supply chain issues. The currently tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy continues to recover from the effects of the pandemic, inflation has recently reached levels not seen in decades. Inflation impacts product costs, labor costs and the cost of other goods used by the Company, which could negatively impact our results of operation.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $475,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At March 25, 2023 the Company’s self-insurance reserves totaled $31.1 million. This amount was inclusive of $4.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 25, 2023.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $29.8 million and $26.2 million for the fiscal quarters ended March 25, 2023 and March 26, 2022, respectively. For the six-month periods ended March 25, 2023 and March 26, 2022, vendor allowances applied as a reduction of merchandise costs totaled $64.6 million and $58.0 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.9 million and $1.7 million for the fiscal quarters ended March 25, 2023 and March 26, 2022, respectively. For the six-month periods ended March 25, 2023 and March 26, 2022, vendor advertising allowances recorded as a reduction of advertising expense totaled $3.9 million and $3.7 million, respectively. Overall, vendor allowances decreased significantly at the onset of the COVID-19 pandemic as vendors reduced support for promotional activities. Vendor promotional support subsequently increased, but has not returned to pre-pandemic levels.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three and six month periods ended March 25, 2023 and March 26, 2022 both include 13 and 26 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 25, 2023, comparable store sales included 198 stores. For the three- and six-month periods ended March 26, 2022, comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

	Three Months Ended		Six Months Ended
	March 25,	March 26,	March 25,	March 26,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6%	25.3%	24.3%	25.3%
Operating and administrative expenses	19.4%	18.5%	19.0%	18.6%
Gain from sale or disposal of assets	—%	0.1%	—%	—%
Income from operations	4.2%	6.9%	5.3%	6.7%
Other income, net	0.1%	0.1%	0.1%	0.1%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	1.0%	1.6%	1.2%	1.5%
Net income	2.9%	5.0%	3.8%	4.9%

Three Months Ended March 25, 2023 Compared to the Three Months Ended March 26, 2022

Net income for the second quarter of fiscal 2023 totaled $40.5 million, compared with net income of $68.6 million for the second quarter of fiscal 2022. The decrease primarily resulted from significant inventory cost increases and higher costs to retain and keep associates.

Net Sales. Net sales increased by $3.5 million, or 0.25%, to $1.381 billion for the three months ended March 25, 2023 compared with $1.377 billion for the three months ended March 26, 2022. Excluding fuel sales, total grocery comparable store sales increased 3.4% over the comparative fiscal quarter. Ingles operated 198 stores at both March 25, 2023 and March 26, 2022.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	March 25,	March 26,
	2023	2022
Grocery	$492,553	$482,179
Non-foods	308,684	289,419
Perishables	348,204	355,651
Fuel	175,551	200,192
Total retail grocery	$1,324,992	$1,327,441

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 25, 2023 are summarized as follows (in thousands):

Total retail sales for the three months ended March 26, 2022	$1,327,441
Comparable store sales decrease (including fuel)	(2,635)
Other	186
Total retail sales for the three months ended March 25, 2023	$1,324,992

Gross Profit. Gross profit for the three-month period ended March 25, 2023 totaled $325.9 million, a decrease of $22.6 million, or 6.5%, compared with gross profit of $348.6 million for the three-month period ended March 26, 2022. Gross profit as a percentage of sales was 23.6% and 25.3% for the three months ended March 25, 2023 and March 26, 2022, respectively. The decrease in gross profit as a percentage of sales resulted primarily from inflation and raw material shortages, which have increased the cost of products.

Operating and Administrative Expenses. Operating and administrative expenses increased $14.2 million, or 5.6%, to $268.9 million for the three months ended March 25, 2023, from $254.7 million for the three months ended March 26, 2022. As a percentage of sales, operating and administrative expenses were 19.5% and 18.5% for the March 2023 and March 2022 quarters, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 21.6% of sales for the second fiscal quarter of 2023 compared with 21.5% for the second fiscal quarter of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase
	(Decrease)	(Decrease) as a
	in millions	% of sales
Salaries and wages	$8.8	0.64%
Taxes and licenses	$2.4	0.18%
Repairs and maintenance	$2.1	0.15%
Advertising and promotion	$(1.8)	(0.13)%

Salaries and wages increased in dollars due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Taxes and licenses expense increased due to system improvements that provided us the ability to separately account for use tax during invoice processing.

Repairs and maintenance increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Advertising and promotion costs decreased due to absorbing some of the activity in-house and movement towards lower-cost types of advertising.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.6 million for the three months ended March 25, 2023. Gain from the sale or disposal of assets totaled $1.3 million for the three months ended March 26, 2022, primarily from the sale of rolling stock.

Interest Expense. Interest expense totaled $5.3 million for the three-month period ended March 25, 2023 compared with $5.4 million for the three-month period ended March 26, 2022. Total debt at March 2023 was $556.7 million compared with $578.5 million at March 2022.

Income Taxes. Income tax expense totaled $13.5 million for the three months ended March 25, 2023, reflecting an effective tax rate of 25.0% of pretax income. Income tax expense totaled $22.4 million for the three months ended March 26, 2022, reflecting an effective tax rate of 24.6% of pretax income.

Net Income. Net income totaled $40.5 million for the three-month period ended March 25, 2023 compared with $68.6 million for the three-month period ended March 26, 2022. Basic and diluted earnings per share for Class A Common Stock were $2.18 and $2.13, respectively, for the March 2023 quarter, compared to $3.70 and $3.61, respectively, for the March 2022 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.98 for the March 2023 quarter compared with $3.36 for the March 2022 quarter.

Six Months Ended March 25, 2023 Compared to the Six Months Ended March 26, 2022

Net income for the first half of fiscal 2023 totaled $109.9 million, compared with net income of $134.8 million for the first half of fiscal 2022. Retail grocery sales increased, but inflation and the labor market increased salary and wage expense, resulting in lower pre-tax income.

Net Sales. Net sales increased by $105.3 million, or 3.8%, to $2.87 billion for the six months ended March 25, 2023 compared with $2.77 billion for the six months ended March 26, 2022. Excluding fuel sales, total grocery comparable store sales increased 4.67% over the comparative six-month period.

Sales by product category (in thousands) were as follows:

	Six Months Ended
	March 25,	March 26,
	2023	2022
Grocery	$1,033,411	$970,585
Non-foods	636,040	594,091
Perishables	722,392	720,001
Fuel	368,023	391,025
Total retail grocery	$2,759,866	$2,675,702

Changes in retail grocery sales for the quarter ended March 25, 2023 are summarized as follows (in thousands):

Total retail sales for the six months ended March 26, 2022	$2,675,702
Comparable store sales increase (including fuel)	83,792
Other	372
Total retail sales for the six months ended March 25, 2023	$2,759,866

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the six-month period ended March 25, 2023 totaled $697.1 million, a decrease of $2.0 million, or 0.3%, compared with gross profit of $699.1 million for the six-month period ended March 26, 2022. Gross profit as a percentage of sales was 24.3% and 25.3% for the six months ended March 25, 2023 and March 26, 2022, respectively. Inflation and supply chain pressures have increased the cost of goods sold.

Operating and Administrative Expenses. Operating and administrative expenses increased $30.3 million, or 5.9%, to $545.1 million for the six months ended March 25, 2023, from $514.8 million for the six months ended March 26, 2022. As a percentage of sales, operating and administrative expenses were 19.0% and 18.6% for the March 2023 and March 2022 six-month periods, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 21.6% of sales for the first six months of 2023 compared with 21.5% for the first six months of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$21.8	0.76%
Repairs and maintenance	$4.9	0.17%
Utilities and fuel	$2.8	0.10%
Store supplies	$2.8	0.10%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and continued labor market pressures.

Repairs and maintenance expense increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Utilities and fuel expense increased due to higher costs of energy.

Store supplies are up for the year due to raw material shortages and inflation, especially in packaging materials.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $1.4 million for the six months ended March 25, 2023. For the six months ended March 26, 2022, the gain from the sale or disposal of assets totaled $1.2 million.

Interest Expense. Interest expense totaled $10.7 million for the six-month period ended March 25, 2023 compared with $10.8 million for the six-month period ended March 26, 2022. Total debt at March 2023 was $556.7 million compared with $578.5 million at March 2022.

Income Taxes. Income tax expense totaled $36.0 million for the six months ended March 25, 2023, reflecting an effective tax rate of 24.7% of pretax income. Income tax expense totaled $42.8 million for the six months ended March 26, 2022, reflecting an effective tax rate of 24.1% of pretax income.

Net Income. Net income totaled $109.9 million for the six-month period ended March 25, 2023 compared with $134.8 million for the six-month period ended March 26, 2022. Basic and diluted earnings per share for Class A Common Stock were $5.92 and $5.79, respectively, for the six months ended March 25, 2023, compared to $7.26 and $7.10, respectively, for the six months ended March 26, 2022. Basic and diluted earnings per share for Class B Common Stock were each $5.38 for the six months ended March 25, 2023 compared with $6.60 for the six months ended March 26, 2022.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $91.4 million for the six-month period ended March 25, 2023. The Company’s capital expenditures include the construction of new stores, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2023 currently include investments of approximately $140 to $180 million. The Company currently plans to dedicate the majority of its fiscal 2023 capital expenditures to continued improvement of its store base and continued investment in one store expected to open in fiscal 2023, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

Liquidity

The Company generated $94.4 million net cash from operations for the March 2023 six-month period compared with $155.5 million for the March 2022 six-month period. Cash from operations decreased by $61.1 million due to lower net income and more working capital needs during the March 2023 six-month period compared with the March 2022 six-month period.

Cash used by investing activities for the six-month periods ended March 25, 2023 and March 26, 2022 totaled $89.6 million and $142.6 million, respectively, consisting primarily of capital expenditures and purchases of short term investments. Higher current year capital expenditures and no purchases of short term investments as compared to the prior year period accounted for the difference in investing activities between the two six-month periods.

Cash used by financing activities totaled $21.7 million for the six-month period ended March 25, 2023, compared with $17.6 million for the six-month period ended March 26, 2022. The increase was primarily related to principal payments on long-term debt.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or LIBOR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at March 25, 2023. The Company is not required to maintain compensating balances in connection with the Line. At March 25, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $54.4 million as of March 25, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a LIBOR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $27.5 million at a fixed rate of 3.92%. Under this agreement, the Company pays monthly the fixed rate of 3.92% and receives the one-month LIBOR plus 1.65%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million LIBOR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $128.5 million at a fixed rate of

2.95%. Under this agreement, the Company pays monthly the fixed rate of 2.95% and receives the one-month LIBOR plus 1.50%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 25, 2023, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $2.2 billion of additional borrowings (including borrowings under the Line) as of March 25, 2023.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, as well as the additional factors discussed below under “Forward- Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this Quarterly Report on Form 10-Q.

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

Impact of Inflation

As the economy continues to recover from the impact of the COVID-19 pandemic, inflation has reached levels not experienced in decades. Food costs remain high, reflecting a tight labor market and supply chain transportation disruptions, while energy costs have decreased.

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

Twelve Months Ended
March 2023
All items	5.0%
Food at home	8.4%
Energy	(6.4)%

 Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential continued impact of the COVID-19 pandemic on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Exchange Act, on November 23, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $156.0 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Exchange Act, on November 23, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 25, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2022. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 25, 2023.

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

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 25, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 4, 2023	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: May 4, 2023	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)