Form 10-Q
period 2023-06-24
INGLES MARKETS INC
filed 2023-08-03
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2023

or

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

As of August 1, 2023, the registrant had 14,494,975 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,499,401 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 24,	September 24,
	2023	2022
ASSETS
Current Assets:
Cash and cash equivalents	$280,744,832	$267,198,517
Receivables - net	100,824,097	97,157,614
Inventories	481,958,452	457,945,539
Other current assets	33,173,758	15,830,032
Total Current Assets	896,701,139	838,131,702
Property and Equipment - Net	1,421,958,457	1,374,031,169
Operating lease right of use assets	40,995,235	38,594,968
Other Assets	47,498,544	44,752,886
Total Assets	$2,407,153,375	$2,295,510,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,529,304	$17,620,789
Current portion of operating lease liabilities	7,187,537	7,797,975
Accounts payable - trade	203,833,499	213,388,385
Accrued expenses and current portion of other long-term liabilities	84,640,941	94,969,902
Total Current Liabilities	313,191,281	333,777,051
Deferred Income Taxes	69,266,000	73,578,000
Long-Term Debt	535,911,247	554,287,420
Noncurrent operating lease liabilities	35,809,452	32,794,609
Other Long-Term Liabilities	45,656,819	41,479,220
Total Liabilities	999,834,799	1,035,916,300
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,415,250 shares issued and outstanding June 24, 2023; 14,377,575 shares issued and outstanding at September 24, 2022	720,763	718,879
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,579,126 shares issued and outstanding June 24, 2023; 4,616,801 shares issued and outstanding at September 24, 2022	228,956	230,840
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	11,154,615	12,406,551
Retained earnings	1,395,214,242	1,246,238,155
Total Stockholders’ Equity	1,407,318,576	1,259,594,425
Total Liabilities and Stockholders’ Equity	$2,407,153,375	$2,295,510,725

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 24,	June 25,
	2023	2022
Net sales	$1,433,868,605	$1,458,166,802
Cost of goods sold	1,095,767,991	1,106,287,695
Gross profit	338,100,614	351,879,107
Operating and administrative expenses	270,911,362	257,342,642
Gain from sale or disposal of assets	116,182	26,660
Income from operations	67,305,434	94,563,125
Other income, net	2,114,798	1,208,422
Interest expense	5,441,689	5,285,639
Income before income taxes	63,978,543	90,485,908
Income tax expense	15,719,000	22,723,000
Net income	$48,259,543	$67,762,908

Other comprehensive income:
Change in fair value of interest rate swap	$2,536,797	$4,341,122
Income tax expense	(619,000)	(1,060,000)
Other comprehensive income, net of tax	1,917,797	3,281,122
Comprehensive income	$50,177,340	$71,044,030

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.60	$3.65
Diluted earnings per common share	$2.54	$3.57
Class B Common Stock
Basic earnings per common share	$2.36	$3.32
Diluted earnings per common share	$2.36	$3.32
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Net sales	$4,307,786,852	$4,226,814,981
Cost of goods sold	3,272,591,387	3,175,829,075
Gross profit	1,035,195,465	1,050,985,906
Operating and administrative expenses	815,980,784	772,167,222
Gain from sale or disposal of assets	1,493,484	1,235,886
Income from operations	220,708,165	280,054,570
Other income, net	5,290,862	4,144,746
Interest expense	16,133,198	16,125,044
Income before income taxes	209,865,829	268,074,273
Income tax expense	51,695,000	65,481,000
Net income	$158,170,829	$202,593,273

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(1,656,936)	$16,104,422
Income tax benefit (expense)	405,000	(3,934,000)
Other comprehensive (loss) income, net of tax	(1,251,936)	12,170,422
Comprehensive income	$156,918,893	$214,763,694

Per share amounts:
Class A Common Stock
Basic earnings per common share	$8.51	$10.91
Diluted earnings per common share	$8.33	$10.67
Class B Common Stock
Basic earnings per common share	$7.74	$9.92
Diluted earnings per common share	$7.74	$9.92
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 24, 2023 AND JUNE 25, 2022

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	66,189,018	66,189,018
Other comprehensive income, net of income tax	—	—	—	—	—	1,410,887	—	1,410,887
Cash dividends	—	—	—	—	—	—	(3,063,227)	(3,063,227)
Common stock conversions	33,300	1,665	(33,300)	(1,665)	—	—	—	—
Balance, December 25, 2021	14,304,635	$715,232	4,689,741	$234,487	$—	$(2,015,253)	$1,048,860,750	$1,047,795,216
Net income	—	—	—	—	—	—	68,641,347	68,641,347
Other comprehensive income, net of income tax	—	—	—	—	—	7,478,413	—	7,478,413
Cash dividends	—	—	—	—	—	—	(3,063,727)	(3,063,727)
Common stock conversions	20,600	1,030	(20,600)	(1,030)	—	—	—	—
Balance, March 26, 2022	14,325,235	$716,262	4,669,141	$233,457	$—	$5,463,160	$1,114,438,370	$1,120,851,249
Net income	—	—	—	—	—	—	67,762,908	67,762,908
Other comprehensive income, net of income tax	—	—	—	—	—	3,281,122	—	3,281,122
Cash dividends	—	—	—	—	—	—	(3,064,036)	(3,064,036)
Common stock conversions	47,175	2,359	(47,175)	(2,359)	—	—	—	—
Balance, June 25, 2022	14,372,410	$718,621	4,621,966	$231,098	$—	$8,744,282	$1,179,137,242	$1,188,831,243

Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578
Net income	—	—	—	—	—	—	40,539,805	40,539,805
Other comprehensive loss, net of income tax	—	—	—	—	—	(2,019,226)	—	(2,019,226)
Cash dividends	—	—	—	—	—	—	(3,064,960)	(3,064,960)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, March 25, 2023	14,386,925	$719,346	4,607,451	$230,373	$—	$9,236,818	$1,350,019,660	$1,360,206,197
Net income	—	—	—	—	—	—	48,259,543	48,259,543
Other comprehensive income, net of income tax	—	—	—	—	—	1,917,797	—	1,917,797
Cash dividends	—	—	—	—	—	—	(3,064,961)	(3,064,961)
Common stock conversions	28,325	1,417	(28,325)	(1,417)	—	—	—	—
Balance, June 24, 2023	14,415,250	$720,763	4,579,126	$228,956	$—	$11,154,615	$1,395,214,242	$1,407,318,576

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Cash Flows from Operating Activities:
Net income	$158,170,829	$202,593,273
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	86,816,686	88,523,700
Non cash operating lease cost	5,669,772	4,967,055
Gain from sale or disposal of assets	(1,493,484)	(1,235,886)
Receipt of advance payments on purchases contracts	2,502,492	2,106,709
Recognition of advance payments on purchases contracts	(2,194,407)	(2,239,005)
Deferred income taxes	(3,907,000)	(1,395,000)
Changes in operating assets and liabilities:
Receivables	(3,666,483)	(4,284,846)
Inventory	(24,012,913)	(28,616,791)
Other assets	(21,746,318)	(2,227,902)
Operating lease liabilities	(5,665,635)	(5,251,398)
Accounts payable and accrued expenses	(13,495,969)	8,662,244
Net Cash Provided by Operating Activities	176,977,570	261,602,153
Cash Flows from Investing Activities:
Purchase of short term investments	—	(110,210,267)
Proceeds from sales of property and equipment	1,891,315	1,610,401
Capital expenditures	(137,097,148)	(73,168,922)
Net Cash Used by Investing Activities	(135,205,833)	(181,768,788)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(19,030,680)	(14,908,144)
Dividends paid	(9,194,742)	(9,190,990)
Net Cash Used by Financing Activities	(28,225,422)	(24,099,134)
Net Increase in Cash and Cash Equivalents	13,546,315	55,734,231
Cash and cash equivalents at beginning of period	267,198,517	70,313,350
Cash and Cash Equivalents at End of Period	$280,744,832	$126,047,581

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 24, 2023 and June 25, 2022

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of June 24, 2023, and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 24, 2023 and June 25, 2022, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the nine months ended June 24, 2023 and June 25, 2022. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022.

The results of operations for the three-month and nine-month periods ended June 24, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that existed as of March 12, 2020. The relief provided in this ASU extends through December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”), which did not materially impact our condensed consolidated unaudited interim financial statements.

C. SHORT TERM INVESTMENTS

From time to time, the Company purchases financial products that can be readily converted into cash, and the Company accounts for such financial products as short-term investments. The financial products may include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $537,930 at June 24, 2023 and $382,657 at September 24, 2022.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions, all of which are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 24,	September 24,
	2023	2022
Property, payroll and other taxes payable	$20,140,455	$23,306,546
Salaries, wages and bonuses payable	45,118,603	49,619,593
Self-insurance liabilities	13,083,206	13,120,861
Interest payable	1,244,458	4,590,254
Other	5,054,219	4,332,648
	$84,640,941	$94,969,902

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $30.9 million at June 24, 2023, of which $13.1 million was accounted for as a current liability and $17.8 million as a long-term liability, which includes $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable. At September 24, 2022, the Company’s self-insurance reserves totaled $31.0 million of which $13.2 million was accounted for as a current liability and $17.8 million as a long-term liability, which includes $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $8.6 million and $7.9 million for the three-month periods ended June 24, 2023 and June 25, 2022, respectively. For the nine-month periods ended June 24, 2023 and June 25, 2022, employee insurance expense, net of employee contributions totaled $27.5 million and $28.2 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center, as well as in the aggregate at June 24, 2023 and September 24, 2022.

G. LONG-TERM DEBT

The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted SOFR, which did not materially impact our condensed consolidated unaudited interim financial statements.

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “Notes”).

The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the respective 12-month periods beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which none were issued at June 24, 2023. The Company is not required to maintain compensating balances in connection with the Line. At June 24, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $54.4 million as of June 24, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation. The interest rate on the Bonds is equal to one-month SOFR (adjusted monthly) plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project. The Covenant Agreement incorporates substantially all financial covenants included in the Line.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $26.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $126.6 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three and nine months ended June 24, 2023, the Company recorded $1.9 million of other comprehensive income and $1.3 million of other comprehensive loss, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $14.8 million were included as assets at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of June 24, 2023. For the three- and nine-month periods ended June 25, 2022, the Company recorded $3.3 million and $12.2 million of other comprehensive income, respectively, net of income taxes, in its Consolidated Statements of Comprehensive Income.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at June 24, 2023.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 24, 2023, property and equipment with an undepreciated cost of approximately $256.4 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 24, 2023, the Company had excess net worth totaling $444.3 million calculated under covenants in the Bonds, various floating rate loans (the “Loans”), and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 13, 2023 to stockholders of record on April 6, 2023.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 23, 2022, as well as Note I, “Earnings Per Common Share” below.

I. EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A Common Stock, which is publicly traded, and Class B Common Stock, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time. Each share of Class A Common Stock has one vote per share, and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

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

	Three Months Ended		Nine Months Ended
	June 24, 2023		June 24, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$37,416,992	$10,842,551	$122,532,744	$35,638,085
Conversion of Class B to Class A shares	10,842,551	—	35,638,085	—
Net income allocated, diluted	$48,259,543	$10,842,551	$158,170,829	$35,638,085

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,404,387	4,589,989	14,390,853	4,603,523
Conversion of Class B to Class A shares	4,589,989	—	4,603,523	—
Weighted average shares outstanding, diluted	18,994,376	4,589,989	18,994,376	4,603,523

Earnings per share
Basic	$2.60	$2.36	$8.51	$7.74
Diluted	$2.54	$2.36	$8.33	$7.74

	Three Months Ended		Nine Months Ended
	June 25, 2022		June 25, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$52,356,721	$15,406,187	$156,187,339	$46,405,934
Conversion of Class B to Class A shares	15,406,187	—	46,405,934	—
Net income allocated, diluted	$67,762,908	$15,406,187	$202,593,273	$46,405,934

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,350,835	4,643,541	14,316,342	4,678,034
Conversion of Class B to Class A shares	4,643,541	—	4,678,034	—
Weighted average shares outstanding, diluted	18,994,376	4,643,541	18,994,376	4,678,034

Earnings per share
Basic	$3.65	$3.32	$10.91	$9.92
Diluted	$3.57	$3.32	$10.67	$9.92

J. LEASES

Leases as Lessee

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases includes one or more renewal options and requires that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses that require rental payments based on a percentage of gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses and lease incentives are taken into account in computing minimum lease payments.

Operating lease cost for all operating leases totaled $2.6 million for the three months ended June 24, 2023 and $7.9 million for the nine months ended June 24, 2023. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Maturities of operating lease liabilities as of June 24, 2023 were as follows:

Fiscal Year
Remainder of 2023	$2,184,792
2024	8,529,542
2025	7,728,835
2026	6,446,887
2027	5,596,637
Thereafter	23,702,054
Total lease payments	$54,188,747
Less amount representing interest	11,191,758
Present value of lease liabilities	$42,996,989

On the Condensed Consolidated Balance Sheets, lease extensions exercised less leased properties purchased during fiscal year 2023 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $8.1 million each during the nine months ended June 24, 2023. The weighted average remaining lease term for the Company’s operating leases is 12.4 years. The weighted average discount rate used to determine lease liability balances as of June 24, 2023 was 3.51%, based on the most recent Company financings collateralized by store properties.

Leases as Lessor

At June 24, 2023, the Company owned and operated 94 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 24, 2023	June 24, 2023
Rents earned on owned and subleased properties:
Base rentals	$6,253,778	$18,195,857
Variable rentals	41,722	125,167
Total	6,295,500	18,321,024
Depreciation on owned properties leased to others	(1,687,761)	(5,022,314)
Other shopping center expenses	(1,153,180)	(2,691,145)
Total	$3,454,559	$10,607,565

Future minimum operating lease receipts at June 24, 2023 were as follows:

Fiscal Year
Remainder of 2023	$4,638,034
2024	17,266,469
2025	15,472,751
2026	11,984,528
2027	9,207,995
Thereafter	32,202,357
Total minimum future rental income	$90,772,134

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations - fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Revenues from unaffiliated customers:
Grocery	$490,327	$473,114	$1,523,738	$1,443,699
Non-foods	329,149	303,790	965,189	897,881
Perishables	362,174	360,660	1,084,565	1,080,661
Fuel	196,105	265,569	564,128	656,594
Total Retail	$1,377,755	$1,403,133	$4,137,620	$4,078,835
Other	56,114	55,034	170,167	147,980
Total revenues from unaffiliated customers	$1,433,869	$1,458,167	$4,307,787	$4,226,815

Income from operations:
Retail	$59,935	$87,512	$198,636	$261,675
Other	7,370	7,051	22,072	18,380
Total income from operations	$67,305	$94,563	$220,708	$280,055

	June 24,	September 24,
	2023	2022
Assets:
Retail	$2,131,324	$2,042,730
Other	278,887	255,880
Elimination of intercompany receivable	(3,058)	(3,099)
Total assets	$2,407,153	$2,295,511

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 24, 2023 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$294,000	Level 2
Facility Bonds due 2036	54,440	54,440	Level 2
Secured notes payable and other	149,001	149,001	Level 2
Interest rate swap derivative contracts asset	14,764	14,764	Level 2
Non-qualified retirement plan assets	20,505	20,505	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 24, 2023, no such loans were made, repaid or outstanding.

During the nine months ended June 24, 2023, a limited liability corporation having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals, purchased a shopping center from an unrelated party at which the Company has a long-term lease in place. The Company’s lease was in place prior to such purchase, and the terms of the lease have not changed since it was originally negotiated.

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

Coronavirus (COVID-19) Pandemic Impact

The effects of the COVID-19 pandemic, which began in March 2020, have eased considerably over the nine months ended June 24, 2023, but the earlier portion of the pandemic substantially impacted supermarket operations, and some effects have continued through the nine months ended June 24, 2023. At the onset of the COVID-19 pandemic, the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe and continued to monitor and update its protocols as the pandemic evolved. Since March 2020, the Company’s stores have experienced increased customer traffic and occasional product shortages due to supply chain issues. The currently tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. Finally, as the economy continues to recover from the effects of the pandemic, inflation has recently reached levels not seen in decades. Inflation impacts product costs, labor costs and the cost of other goods used by the Company, which could negatively impact our results of operation.

While the COVID-19 pandemic was officially declared to have ended in May 2023, at the present time, we do not know how long and to what extent the ongoing effects of the pandemic and inflation will impact our sales and financial performance.

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

Self-Insurance

The Company is self-insured for workers’ compensation and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. These estimates can fluctuate if historical trends are not accurately predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At June 24, 2023 the Company’s self-insurance reserves totaled $30.9 million. This amount was inclusive of $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 24, 2023.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $31.4 million and $25.4 million for the fiscal quarters ended June 24, 2023 and June 25, 2022, respectively. For the nine-month periods ended June 24, 2023 and June 25, 2022, vendor allowances applied as a reduction of merchandise costs totaled $96.0 million and $83.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.1 million and $1.6 million for the fiscal quarters ended June 24, 2023 and June 25, 2022, respectively. For the nine-month periods ended June 24, 2023 and June 25, 2022, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.0 million and $5.3 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for both the three- and nine-month periods ended June 24, 2023 and June 25, 2022 include 13 and 39 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and nine-month periods ended June 24, 2023, comparable store sales included 198 stores. For the three- and nine-month periods ended June 25, 2022, comparable store sales included 196 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the various business segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

	Three Months Ended		Nine Months Ended
	June 24,	June 25,	June 24,	June 25,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.6%	24.1%	24.0%	24.9%
Operating and administrative expenses	18.9%	17.6%	18.8%	18.3%
Gain from sale or disposal of assets	—%	—%	—%	—%
Income from operations	4.7%	6.5%	5.2%	6.6%
Other income, net	0.2%	0.1%	0.1%	0.1%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	1.1%	1.6%	1.2%	1.5%
Net income	3.4%	4.6%	3.7%	4.8%

Three Months Ended June 24, 2023 Compared to the Three Months Ended June 25, 2022

Net income for the third quarter of fiscal 2023 totaled $48.3 million compared with net income of $67.8 million for the third quarter of fiscal 2022. The decrease primarily resulted from significant inventory cost increases and higher costs to retain and keep associates.

Net Sales. Net sales decreased by $24.3 million, or 1.7%, to $1.43 billion for the three months ended June 24, 2023 compared with $1.46 billion for the three months ended June 25, 2022, which was driven primarily by a reduction in fuel sales, partially offset by an increase in grocery, non-foods and perishables sales, as set forth in the table below. Excluding fuel sales, total grocery comparable store sales increased 3.8% over the comparative fiscal quarter. Ingles operated 198 stores at both June 24, 2023 and June 25, 2022.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	June 24,	June 25,
	2023	2022
Grocery	$490,327	$473,114
Non-foods	329,149	303,790
Perishables	362,174	360,660
Fuel	196,105	265,569
Total retail grocery	$1,377,755	$1,403,133

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 24, 2023 are summarized as follows (in thousands):

Total retail sales for the three months ended June 25, 2022	$1,403,133
Comparable store sales decrease (including fuel)	(25,901)
Other	523
Total retail sales for the three months ended June 24, 2023	$1,377,755

Gross Profit. Gross profit for the three-month period ended June 24, 2023 totaled $338.1 million, a decrease of $13.8 million, or 3.9%, compared with gross profit of $351.9 million for the three-month period ended June 25, 2022. Gross profit as a percentage of sales was 23.6% and 24.1% for the three months ended June 24, 2023 and June 25, 2022, respectively. The decrease in gross profit as a percentage of sales resulted primarily from inflation and raw material shortages, which have increased the cost of products.

Operating and Administrative Expenses. Operating and administrative expenses increased $13.6 million, or 5.3%, to $270.9 million for the three months ended June 24, 2023, from $257.3 million for the three months ended June 25, 2022. As a percentage of sales, operating and administrative expenses were 18.9% and 17.7% for the June 2023 and June 2022 quarters, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 21.7% of sales for the third fiscal quarter of 2023 compared with 21.4% for the third fiscal quarter of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$11.3	0.79%
Repairs and maintenance	$3.1	0.22%
Advertising and promotion	$(2.2)	(0.16)%

Salaries and wages increased in dollars due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Repairs and maintenance increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Advertising and promotion costs decreased due to absorbing some of the activity in-house and moving towards lower-cost types of advertising.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $116.2 thousand for the three months ended June 24, 2023. During the quarter ended June 25, 2022, the gain from the sale or disposal of assets was $26.7 thousand.

Interest Expense. Interest expense totaled $5.4 million for the three-month period ended June 24, 2023 compared with $5.3 million for the three-month period ended June 25, 2022. Total debt at June 2023 was $553.4 million compared with $575.2 million at June 2022.

Income Taxes. Income tax expense totaled $15.7 million for the three months ended June 24, 2023 and $22.7 million for the three months ended June 25, 2022, reflecting effective income tax rates of 24.6% and 25.1%, respectively.

Net Income. Net income totaled $48.3 million for the three-month period ended June 24, 2023 compared with $67.8 million for the three-month period ended June 25, 2022. Basic and diluted earnings per share for Class A Common Stock were $2.60 and $2.54, respectively, for the June 2023 quarter, compared to $3.65 and $3.57, respectively, for the June 2022 quarter. Basic and diluted earnings per share for Class B Common Stock were each $2.36 for the June 2023 quarter compared with $3.32 for the June 2022 quarter.

Nine Months Ended June 24, 2023 Compared to the Nine Months Ended June 25, 2022

Net income for the nine months ended June 24, 2023 totaled $158.2 million, compared with net income of $202.6 million for the first nine months of fiscal 2022. The decrease primarily resulted from significant inventory cost increases and higher costs to retain and keep associates.

Net Sales. Net sales increased by $81.0 million, or 1.9%, to $4.31 billion for the nine months ended June 24, 2023 compared with $4.23 billion for the nine months ended June 25, 2022, which was driven primarily by an increase in grocery, non-foods and perishables sales, partially offset by a decrease in fuel sales, as set forth in the table below. Excluding fuel sales, total grocery comparable store sales increased 4.4% over the comparative nine-month period. Ingles operated 198 stores at both June 24, 2023 and June 25, 2022.

Sales by product category (in thousands) were as follows:

	Nine Months Ended
	June 24,	June 25,
	2023	2022
Grocery	$1,523,738	$1,443,699
Non-foods	965,189	897,881
Perishables	1,084,565	1,080,661
Fuel	564,128	656,594
Total retail grocery	$4,137,620	$4,078,835

Changes in retail grocery sales for the nine months ended June 24, 2023 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 25, 2022	$4,078,835
Comparable store sales increase (including fuel)	57,890
Other	895
Total retail sales for the nine months ended June 24, 2023	$4,137,620

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the nine-month period ended June 24, 2023 totaled $1.04 billion, a decrease of $15.8 million, or 1.5%, compared with gross profit of $1.05 billion for the nine-month period ended June 25, 2022. Gross profit as a percentage of sales was 24.0% and 24.9% for the nine months ended June 24, 2023 and June 25, 2022, respectively. The decrease in gross profit resulted primarily from the effects of inflation and supply chain pressures, which have increased the cost of goods sold.

Operating and Administrative Expenses. Operating and administrative expenses increased $43.8 million, or 5.7%, to $816.0 million for the nine months ended June 24, 2023, from $772.2 million for the nine months ended June 25, 2022. As a percentage of sales, operating and administrative expenses were 18.9% and 18.3% for the June 2023 and June 2022 nine-month periods, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 21.6% of sales for the first nine months of 2023 compared with 21.4% for the first nine months of 2022.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	(Decrease)
	(Decrease)	as a % of
	in millions	sales
Salaries and wages	$33.1	0.77%
Repairs and maintenance	$8.0	0.19%
Advertising and promotion	$(4.9)	(0.11)%

Salaries and wages increased in dollars due to additional labor hours required for the increased sales volume and continued labor market pressures.

Repairs and maintenance expense increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Advertising and promotion costs decreased due to absorbing some of the activity in-house and moving towards lower-cost types of advertising.

Gain from Sale or Disposal of Assets. During the nine months ended June 24, 2023, the gain from the sale or disposal of assets totaled $1.5 million compared to $1.2 million during the nine months ended June 25, 2022.

Interest Expense. Interest expense totaled $16.1 million for both the nine-month period ended June 24, 2023 and for the nine-month period ended June 25, 2022.

Income Taxes. Income tax expense totaled $51.7 million for the nine months ended June 24, 2023 and $65.5 million for the nine months ended June 25, 2022, relecting an effective tax rate of 24.6% and 25.1%, respectively.

Net Income. Net income totaled $158.2 million for the nine-month period ended June 24, 2023 compared with $202.6 million for the nine-month period ended June 25, 2022. Basic and diluted earnings per share for Class A Common Stock were $8.51 and $8.33, respectively, for the nine months ended June 24, 2023, compared to $10.91 and $10.67, respectively, for the nine months ended June 25, 2022. Basic and diluted earnings per share for Class B Common Stock were each $7.74 for the nine-months ended June 24, 2023 compared with $9.92 for the nine months ended June 25, 2022.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $137.1 million for the nine-month period ended June 24, 2023. The Company’s capital expenditures included the construction of one new store, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2023 currently include investments of approximately $170 to $190 million. The Company currently plans to dedicate the remainder of its fiscal 2023 capital expenditures to continued improvement of its store base, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

Liquidity

The Company generated $177.0 million net cash from operations for the nine-month period ended June 24, 2023 compared with $261.6 million for the nine-month period ended June 25, 2022. Net cash from operations decreased due to lower net income and increased working capital needs during the 2023 period compared with the 2022 period.

Cash used by investing activities for the nine-month periods ended June 24, 2023 and June 25, 2022 totaled $135.2 million and $181.8 million, respectively, consisting primarily of capital expenditures and purchases of short term investments. Increased current year capital expenditures and no purchases of short term investments as compared to the prior year period accounted for the difference in investing activities between the two nine-month periods.

Cash used by financing activities totaled $28.2 million for the nine-month period ended June 24, 2023 compared with $24.1 million for the nine-month period ended June 25, 2022. The increase was primarily related to principal payments on long-term debt.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at June 24, 2023. The Company is not required to maintain compensating balances in connection with the Line. At June 24, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $54.4 million as of June 24, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $26.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $126.6 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 24, 2023, the Company was in compliance with these covenants.

Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $2.0 billion of additional borrowings (including borrowings under the Line) as of June 24, 2023.

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

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s fuel sales, distribution expenses and plastic supply costs. During the past twelve months, inflation has reached its highest level in a number of years, and, while inflation has moderated during the quarter ended June 24, 2023, it continues to impact food costs, transportation costs, and labor costs.

Twelve Months Ended
June 2023
All items	3.0%
Food at home	4.7%
Energy	(16.7)%

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the potential continued impact of the COVID-19 pandemic, a resurgence of the COVID-19 pandemic or variants of the virus on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Exchange Act, on November 23, 2022.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $152.6 million. The Company does not currently utilize financial instruments for trading or other speculative purposes, nor does it typically utilize leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 24, 2022, filed by the Company under the Exchange Act, on November 23, 2022.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 24, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2022. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 24, 2023.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended June 24, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 24, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 3, 2023	/s/ James W. Lanning
James W. Lanning
President and Chief Executive Officer (principal executive officer)

Date: August 3, 2023	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)