Form 10-K
period 2023-09-30
INGLES MARKETS INC
filed 2023-11-29
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

Large accelerated filer ☒ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. YES ☒ NO ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒.

As of March 25, 2023, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 25, 2023, was approximately $1.29 billion. As of November 27, 2023, the registrant had 14,527,075 shares of Class A Common Stock outstanding and 4,467,301 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 30, 2023

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

•shortages of labor, distribution capacity, and some product outages;

•inflation in food, labor and fuel prices;

•the Company’s ability to successfully implement our expansion and operating strategies;

•a resurgence of the COVID-19 pandemic;

•pricing pressures and other competitive factors, including online-based procurement of products the Company sells;

•sudden or significant changes in the availability of fuel and retail fuel prices;

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated, a North Carolina corporation (collectively with its subsidiaries, “Ingles,” or the “Company,” “we,” “us” or “our”), is a leading supermarket chain in the southeast United States and operates a total of 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

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

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target markets and modernize the appearance and layout of its existing stores. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on selling products in perishable departments featuring local organic and home meal replacement items, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items. The Company offers online ordering of its products for pickup at its stores.

Substantially all of the Company’s stores are located within 280 miles of the Company’s warehouse and distribution facilities, near Asheville, North Carolina. The Company operates 1.65 million square feet of warehouse and distribution facilities. These facilities supply the Company’s supermarkets with approximately 57% of the goods the Company sells. The remaining 43% is purchased from third parties and is generally delivered directly to the stores. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 72% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 81% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

The Company owns 167 of its supermarkets, either in free-standing stores or as the anchor tenant in an owned shopping center. The Company also owns 29 undeveloped sites suitable for a free-standing store or development by the Company or a third party. The Company’s owned real estate is generally located in the same geographic region as its supermarkets.

As of September 30, 2023, Mr. Robert P. Ingle II, our Chairman, beneficially owned approximately 72.2% of the combined voting power and 22.9% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. The Company became publicly traded in September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded.

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

Business

The Company operates one primary business segment, retail grocery. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K):

	Fiscal Year Ended September
	(dollars in millions)
	2023		2022		2021
Revenues from unaffiliated customers:
Grocery	$2,062.4		$1,940.4		$1,762.9
Non-foods	1,326.9		1,204.5		1,136.3
Perishables	1,482.1		1,445.0		1,349.1
Fuel	792.5		885.8		583.7
Total retail	5,663.9	96.1%	5,475.7	96.4%	4,832.0	96.9%
Other	228.9	3.9%	203.1	3.6%	156.0	3.1%
	$5,892.8	100.0%	$5,678.8	100.0%	$4,988.0	100.0%
Income from operations:
Retail	$263.2	90.0%	$353.0	93.7%	$327.6	93.6%
Other	29.1	10.0%	23.9	6.3%	22.5	6.4%
	292.3	100.0%	376.9	100.0%	350.1	100.0%
Other income, net	8.3		5.9		2.9
Interest expense	22.1		21.5		24.3
Loss on early extinguishment of debt	—		—		1.1
Income before income taxes	$278.5		$361.3		$327.6

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

The “Other” category consists of fluid dairy operations and shopping center rentals.

Supermarket Operations

At September 30, 2023, the Company operated 189 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal			Net Sales for Fiscal
	Year Ended September			Year Ended September
	2023	2022	2021	2023	2022	2021
North Carolina	75	75	75	41%	41%	41%
South Carolina	35	35	35	19%	19%	19%
Georgia	65	65	65	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	198	198	198	100%	100%	100%

The Company believes that today’s supermarket customers focus on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 30, 2023, the Company operated 114 pharmacies and 108 fuel stations, in each case at the Company’s grocery store locations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended September
	2023	2022	2021	2020	2019
Weighted Average Sales Per Store (000’s) (1)	$28,565	$27,622	$23,926	$22,215	$20,189
Total Square Feet at End of Year (000’s)	11,403	11,342	11,342	11,256	11,247
Average Total Square Feet per Store	57,589	57,281	57,281	57,138	56,806
Average Square Feet of Selling Space per Store (2)	40,313	40,097	40,097	39,997	39,765
Weighted Average Sales per Square Foot of Selling Space (1) (2)	709	689	609	568	516

(1)Weighted average sales per store include the effects of increases in square footage due to the opening of replacement stores and the expansion of stores through remodeling during the periods indicated, and fuel sales.

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

The Company’s stores carry a broad selection of quality meats, produce and other perishables. The Company offers a wide variety of fresh and non-perishable organic products, including organic milk produced by the Company’s fluid dairy plant. The Company’s market areas contain numerous providers of quality local products, which is in line with current customer preferences for goods produced where they live. Management believes that customers perceive supermarkets offering a broad array of products and time-saving services as part of a solution to today’s lifestyle demands. Accordingly, a principal component of the Company’s merchandising strategy is to design stores that enhance the shopping experience. The Company operates fuel stations at 108 of its store locations.

A selection of prepared foods and home meal replacements are featured throughout Ingles’ deli, bakery, produce and meat departments to provide customers with easy meal alternatives that they can eat at home or in the store. Many stores offer daily selections of home meal replacement items, such as rotisserie chicken and pork, international foods, fried chicken and other entrees, sandwiches, pre-packaged salads, sushi, cut fruit and prepared fresh vegetables. The bakery offers an expanded selection of baked goods and self-service options. Ingles bakes most of its items on site, including bread baked daily, cakes made to order in various sizes, donuts and other pastries. The deli offers salad, chicken wing and olive bars, an expanded offering of cheeses, gourmet items and home meal replacement items. The Company also provides its customers with an expanded selection of frozen food items (including organics) to meet the increasing demands of its customers.

The Ingles Curbside service allows customers to order any product in the Company’s stores online. The order is picked by store associates and loaded into the customer’s vehicle. This service is currently offered at 129 of the Company’s stores, with additional stores expected to be added each month.

Ingles’ private labels cover a broad range of products throughout the store, such as milk, bread, organic products, soft drinks and canned goods. Ingles believes that private label sales help promote customer loyalty and provide a value-priced alternative to national brands.

The Company seeks to maintain a reputation for providing friendly service, quality merchandise and customer value and for its commitment to locally-sourced products and community involvement. The Company employs various advertising and promotional strategies to reinforce the quality and value of its products. The Company promotes these attributes using traditional advertising vehicles including radio, television, direct mail and newspapers, as well as electronic and social media. The Ingles Advantage Card is designed to foster customer loyalty by providing information to better understand the Company’s customers’ shopping patterns. The Ingles Advantage Card provides customers with special discounts throughout the Company’s stores and fuel stations.

Purchasing and Distribution

The Company currently supplies approximately 57% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities. The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

The remaining 43% of the Company’s inventory requirements, primarily beverages, pharmacy, fuel, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 183 tractors and 864 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting with third parties to transport their merchandise on our trucks that would otherwise be empty).

The effects of the COVID-19 pandemic, which began in March 2020, have eased considerably over the fiscal year ended September 30, 2023, but the earlier portion of the pandemic substantially impacted supermarket operations, and some effects have continued through the fiscal year ended September 30, 2023. At the onset of the COVID-19 pandemic, the Company implemented several enhanced cleaning and social distancing protocols designed to keep our customers and our associates safe and continued to monitor and update its protocols as the pandemic evolved. Since March 2020, the Company’s stores have experienced increased customer traffic and occasional product shortages due to supply chain issues. The currently tight labor market has impacted the Company’s ability to attract and retain qualified store personnel, but these impacts have not materially affected our operations. The economy has continued to recover from the effects of the pandemic, which has included inflation not seen in decades. Inflation impacts product costs, labor costs and the cost of other goods used by the Company, which could negatively impact our results of Operations.

While the COVID-19 pandemic was officially declared to have ended in May 2023, at the present time, we cannot predict how long and to what extent the ongoing effects of the pandemic and inflation will impact our sales and financial performance.

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings. The construction of new stores by independent contractors is closely monitored and controlled by the Company. During fiscal year 2023, the Company slowed some of its new store and remodeling plans due to inflation and supply chain issues in building materials and equipment, as well as due to the tight labor market conditions for construction labor. As described above, we cannot currently predict how long these conditions will persist, but the Company has continued to build and remodel stores albeit at what management believes will be a temporarily slower pace.

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

The following table sets forth, for the fiscal years indicated, the Company’s new store development and store remodeling activities and the effect this program has had on the average size of its stores:

	2023	2022	2021	2020	2019
Number of Stores:
Opened	—	—	2	—	1
Closed	—	—	1	1	3
Stores open at end of period	198	198	198	197	198
Size of Stores:
Less than 42,000 sq. ft.	45	46	46	46	48
42,000 up to 51,999 sq. ft.	22	22	22	22	22
52,000 up to 61,999 sq. ft.	47	47	47	47	47
At least 62,000 sq. ft.	84	83	83	82	81
Average store size (sq. ft.)	57,589	57,281	57,281	57,138	56,806

The Company’s ability to open new stores is subject to many factors, including the acquisition of satisfactory sites, as well as zoning limitations and other government regulations. In addition, the Company continually reviews its expansion, remodeling and replacement plans, which are subject to change. See the “Liquidity and Capital Resources” section included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s capital expenditures.

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

Human Capital

At September 30, 2023, the Company had approximately 26,420 associates, of which 93% were supermarket personnel. Approximately 56% of supermarket personnel work on a part-time basis. Management considers labor relations to be good. The Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. The Company has responded to the tight labor market by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates; however, competition for labor has become more intense, resulting in higher costs to attract and retain associates.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2025; “Laura Lynn” – March 13, 2024; “Harvest Farms Organic” – August 5, 2024; and “The Ingles Advantage” – August 30, 2025. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to timely file all renewals. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

Environmental Matters

Under applicable environmental laws, the Company may be responsible for remediation of environmental conditions and may be subject to associated liabilities relating to its stores and other buildings and the land on which such stores and other buildings are situated (including responsibility and liability related to its operation of its gas stations and the storage of fuel in underground storage tanks), regardless of whether the Company leases or owns the stores, other buildings or land in question and regardless of whether such environmental conditions were created by the Company or by a prior owner or tenant. The presence of contamination from hazardous or toxic substances, or the failure to properly remediate such contaminated property, may adversely affect the Company’s ability to sell or rent such real property or to borrow using such real property as collateral. The Company typically conducts an environmental review prior to acquiring or leasing new stores, other buildings or raw land.

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

Government Regulation

The Company is subject to regulation by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the Occupational Safety and Health Administration, and other federal, state and local agencies. The Company’s stores are also subject to local laws regarding zoning, land use and the sale of alcoholic beverages and tobacco products. The Company believes that its locations are in material compliance with such laws and regulations. The Company is not aware of any proposed regulations that would materially affect the Company’s business, financial condition, or results of operations.

Item 1A. RISK FACTORS

Below is a series of risk factors that may materially affect the Company’s business, financial condition and results of operation. The Company operates in a continually changing business environment, and new risk factors emerge from time to time. The following information should be read together with other information contained in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The Company is subject to federal, state and local laws and regulations relating to zoning, land use, workplace safety, public health, community right-to-know, beer and wine sales, country of origin labeling of food products, pharmaceutical sales and fuel station operations. Furthermore, the Company’s business is regulated by a variety of governmental agencies, including, but not limited to, the U.S. Food and Drug Administration, the U.S. Department of Agriculture, and the Occupational Safety and Health Administration. Employers are also subject to laws governing their relationship with employees, including minimum wage requirements, overtime, working conditions, insurance coverage, disabled access, and work permit requirements. Recent and proposed regulation has had or may have a future impact on the cost of insurance benefits for associates and on the cost of processing debit and credit card transactions. Compliance with, or changes in, these laws could reduce the revenue and profitability of the Company’s supermarkets and could otherwise adversely affect the Company’s business, financial condition or results of operations.

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

Our business, financial condition and results of operations may be materially adversely affected by a resurgence of the COVID-19 pandemic.

The unprecedented global outbreak of the novel coronavirus (COVID-19) that began in the first quarter of 2020 has adversely impacted economic activity and conditions worldwide, including workforces, liquidity, capital markets, consumer behavior, supply chains and macroeconomic conditions. While the COVID-19 pandemic was officially declared to have ended in May 2023,and while the direct effects of the COVID-19 pandemic on our business have significantly lessened during the fiscal year ended September 30, 2023, some effects have continued through the fiscal year ended September 30, 2023, and we may continue to be impacted by the continuing effects of the COVID-19 pandemic, including resurgences and variants of COVID-19 or outbreaks of any new viruses or contagions. These impacts may include difficulties and delays in sourcing, transporting and stocking products: inabilities to staff our stores and warehouse and distribution facilities at adequate levels to conduct our operations, resulting in store closures or operating hour reductions; and incurring significant costs in support of our front-line store team members for enhanced benefits, safety measures and government-mandated wage increases.

The extent to which a future COVID-19 outbreak could impact our business and operating results in the future depends on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and variants of the virus and the actions to contain or treat their impact, as well as the impact of any new federal, state and local mandates or other regulations associated with COVID-19.

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

The Company has implemented procedures to protect its information technology systems and data necessary to conduct ongoing operations. The Company cannot, however, be certain that all these systems and data are entirely free from vulnerability to attack.

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

The Company is affected by the availability and wholesale price of fuel and retail fuel prices, all of which can fluctuate quickly and considerably.

The Company operates fuel stations at 108 of its store locations. While the Company obtains gasoline and diesel fuel from several different suppliers, long-term disruption in the availability and wholesale price of fuel for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

Fluctuating fuel costs could adversely affect the Company’s operating costs which depend on fuel for the Company’s fleet of tractors and trailers which distribute goods from the Company’s distribution facility and for the Company’s fluid dairy operations.

Furthermore, fluctuating fuel costs could have an adverse effect on the Company’s total fuel sales (both in terms of dollars and gallons sold), the profitability of fuel sales, and the Company’s plans to develop additional fuel centers. Also, retail gas price volatility could diminish customer usage of fueling centers and, thus, adversely affect customer traffic at the Company’s stores.

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

Inflation could impact the Company’s operations.

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s fuel sales, distribution expenses and plastic supply costs. During fiscal year 2023, inflation reached its highest level in a number of years, impacting food costs, transportation costs, and labor costs.

	Twelve Months Ended
	September 30,	September 24,
	2023	2022
All items	3.7%	8.2%
Food at home	2.4%	13.0%
Energy	(0.5)%	19.8%

Risk Related to Ownership of Our Common Stock

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership represented approximately 72.2% of the combined voting power of all classes of the Company’s capital stock as of September 30, 2023. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

The Company is a controlled company under NASDAQ Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ Rules), and that the Company have a nominating committee for Director candidates.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Not currently applicable.

Item 2. PROPERTIES

Owned Properties

The Company owns 167 of its supermarkets either as free-standing locations or in shopping centers where it is the anchor tenant. The Company also owns 29 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company owns numerous outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets.

The shopping centers owned by the Company contain an aggregate of 8.6 million square feet of leasable space, of which 4.1 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company is as follows:

Size	Number
Less than 50,000 square feet	19
50,000 – 100,000 square feet	37
More than 100,000 square feet	37
Total	93

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

Leased Properties

The Company operates supermarkets at 31 locations leased from various unaffiliated third parties. The Company has six owned store buildings that are on ground leases. The Company leases one other former supermarket location, which is subleased to a third party. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.00 to $7.77 per square foot. During fiscal 2023, 2022 and 2021, the Company paid cash supermarket rent of $9.4 million, $10.0 million and $10.3 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 30, 2023, with respect to the initial and any renewal option terms of leased supermarkets properties:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2023-2034	5
2035-2049	1
2050 or after	26

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

As of November 27, 2023, there were approximately 315 holders of record of the Company’s Class A Common Stock and 90 holders of record of the Company’s Class B Common Stock.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 39 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2023 and fiscal 2022, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 19, 2023 to common stockholders of record on October 12, 2023. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Repurchase of Equity Securities

None.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2023 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., Supervalu Inc., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 30, 2023 and assume that $100 was invested after the close of the market on September 29, 2018, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each section for which a return is presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2019	2020	2021	2022	2023
Ingles Markets, Incorporated Class A Common Stock	$115.89	$110.67	$201.35	$253.47	$235.26
S&P 500 Comprehensive – Last Trading Day Index	$104.25	$120.05	$156.07	$131.92	$160.44
Peer Group	$100.62	$128.92	$152.76	$150.51	$168.35

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 29, 2018.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles is a leading supermarket chain in the Southeast United States and operates a total of 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 30, 2023, the Company operated 114 in-store pharmacies and 108 fuel stations. Ingles also operates a fluid dairy and earns shopping center rentals.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $32.9 million and $31.0 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 30, 2023 and September 24, 2022, respectively. These amounts were inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.3 million at September 30, 2023 and $4.0 million at September 24, 2022.

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

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $128.9 million, $110.6 million and $116.3 million for the fiscal years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.5 million, $7.1 million, and $8.1 million for the fiscal years ended September 30, 2023, September 24, 2022, and September 25, 2021, respectively.

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

Results of Operations

Fiscal Year

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal year ended September 30, 2023 had 53 weeks. The consolidated statements of income for fiscal years September 24, 2022, and September 25, 2021 each consisted of 52 weeks of operations.

Comparable Store Sales

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Comparable store sales for the fiscal year ended September 30, 2023, included 198 stores and, for the fiscal year ended September 24, 2022, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Gross profit	23.8	24.9	26.1
Operating and administrative expenses	18.9	18.3	19.3
Gain from sale or disposal of assets	0.1	—	0.2
Income from operations	5.0	6.6	7.0
Other income, net	0.2	—	0.1
Interest expense	0.4	0.4	0.5
Income before income taxes	4.8	6.4	6.6
Income tax expense	1.2	1.6	1.6
Net income	3.6	4.8	5.0

Fiscal Year Ended September 30, 2023 Compared to the Fiscal Year Ended September 24, 2022

Net income for the fiscal year ended September 30, 2023 was $210.8 million, compared with net income of $272.8 million for the fiscal year ended September 24, 2022. Comparisons of fiscal year 2023 to fiscal year 2022 are affected by the difference in the number of weeks in each year. Fiscal year 2023 had 53 weeks and fiscal year 2022 had 52 weeks. Net income as a percentage of sales was 3.6% for fiscal year 2023 compared with 4.8% for fiscal year 2022. Inflation in the cost of goods and increases in operating expenses due to the competition in the labor market contributed to this decrease.

Net Sales. Net sales for the fiscal year ended September 30, 2023 totaled $5.89 billion, compared with $5.68 billion for the fiscal year ended September 24, 2022.

In fiscal years with 53 weeks, such as 2023, management analyzes comparable stores sales for the 53 weeks of the year with the corresponding 52 calendar weeks of the previous year plus one additional week. On this basis, retail grocery comparable store sales excluding fuel increased 4.0% for fiscal 2023 compared with 2022. The number of transactions (excluding fuel) increased 2.9% while the average transaction size (excluding fuel) increased by 0.9%. Comparing fiscal 2023 with 2022, fuel gallons sold decreased 0.4% and per gallon fuel prices decreased 10.2%.

Sales by product category for the fiscal years ended September 30, 2023 and September 24, 2022 were as follows:

	Fiscal Year Ended September
	(dollars in thousands)
	2023	2022
Grocery	$2,062,416	$1,940,414
Non-foods	1,326,907	1,204,443
Perishables	1,482,089	1,445,042
Fuel	792,524	885,801
Total retail grocery	$5,663,936	$5,475,700

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 30, 2023 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 24, 2022	$5,475,700
Comparable store sales increase	75,615
Effect of 53rd week	106,715
Sales growth from stores opened fiscal 2023	3,099
Other	2,807
Total retail grocery sales for the fiscal year ended September 30, 2023	$5,663,936

Increased sales for fiscal year 2023 were due to comparable store sales through enhanced loyalty programs and special offers, as well as the additional 53rd week in fiscal year 2023.

Gross Profit. Gross profit for the fiscal year ended September 30, 2023 decreased $10.9 million, or 0.77%, to $1.40 billion compared with $1.42 billion for the fiscal year ended September 24, 2022. As a percentage of sales, gross profit totaled 23.8% for the fiscal year ended September 30, 2023 as compared to 24.9% for the fiscal year ended September 24, 2022.

Retail grocery gross profit as a percentage of total sales (excluding fuel) decreased 182 basis points in fiscal year 2023 compared with fiscal year 2022. The gross margin decrease was primarily due to inflation and supply chain factors that impacted prices and mix of products sold. In addition to the direct product cost, the cost of goods sold line item for the grocery segment includes inbound freight charges, which generally increased in fiscal year 2023 as compared to fiscal year 2022, and increased costs related to the Company’s distribution network, including the impact of higher diesel prices.

Operating and Administrative Expenses. Operating and administrative expenses increased $75.2 million, or 7.2%, to $1.1 billion for the fiscal year ended September 30, 2023, from $1.0 billion for the fiscal year ended September 24, 2022. As a percentage of sales, operating and administrative expenses were 18.9% and 18.3% for fiscal years 2023 and 2022, respectively. Excluding fuel, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 21.7% for fiscal year 2023 compared with 21.5% for fiscal year 2022.

A breakdown of the major increases and (decreases) in operating and administrative expenses is as follows.

		Increase
	Increase	(decrease)
	(decrease)	as a % of
	(in millions)	sales
Salaries and wages	$55.2	0.94%
Repairs and maintenance	$11.6	0.20%
Advertising and promotion	$(6.3)	(0.11)%
Store supplies	$5.7	0.10%

Salaries and wages increased due to increased competition in the labor market in the Company’s market area, in addition to the extra week of expense for the 53rd week.

Repairs and maintenance increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume, in addition to the extra week of expense for the 53rd week.

Advertising and promotion costs decreased due to absorbing some of the activity in-house and moving towards lower-cost types of advertising.

Store supplies, which include customer packaging containers, increased as a result of increased sales, market costs of certain supplies, and supply chain issues for certain raw materials, in addition to the extra week of expense for the 53rd week.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $2.8 million for fiscal year 2023 and $1.4 million for fiscal year 2022.

Other Income, Net. Other income, net totaled $8.3 million and $5.8 million for the fiscal years ended September 30, 2023 and September 24, 2022, respectively. Other income consists primarily of interest earned and sales of waste paper and packaging.

Interest Expense. Interest expense totaled $22.1 million for the fiscal year ended September 30, 2023 and $21.5 million for the fiscal year ended September 24, 2022. Total debt was $550.2 million at the end of fiscal year 2023 compared with $571.9 million at the end of fiscal year 2022.

Income Taxes. Income tax expense totaled $67.7 million for fiscal year 2023, reflecting an effective tax rate of 24.3%. This compares with an income tax expense totaling $88.5 million and an effective tax rate of 24.5% for fiscal year 2022.

Net Income. Net income totaled $210.8 million for the fiscal year ended September 30, 2023 compared with net income of $272.8 million for the fiscal year ended September 24, 2022. Basic and diluted earnings per share for Class A Common Stock were $11.35 and $11.10, respectively, for the fiscal year ended September 30, 2023 compared with $14.69 and $14.36, respectively, for the fiscal year ended September 24, 2022. Basic and diluted earnings per share for Class B Common Stock were each $10.32 for the fiscal year ended September 30, 2023 compared with $13.35 of basic and diluted earnings per share for the fiscal year ended September 24, 2022.

Fiscal Year Ended September 24, 2022 Compared to the Fiscal Year Ended September 25, 2021

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 24, 2022, filed with the SEC on November 23, 2022, for a discussion of the year ended September 24, 2022 as compared to September 25, 2021.

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

Capital expenditures totaled $173.6 million and $119.6 million for fiscal years 2023 and 2022, respectively, with the increase driven primarily by the purchase of new sites and land parcels. Major capital expenditures included the following:

	2023	2022
New stores	0	0
Store sites/land parcels purchased	15	6
New fuel stations added	1	0

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2024 include investments of approximately $120 to $170 million. The Company currently plans to dedicate the majority of its fiscal 2024 capital expenditures to continued improvement of its store base, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures could include borrowings under the Company’s $150 million of committed line of credit (described below), other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.2 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 30, 2023 totaled $3.0 million.

Liquidity

The Company generated $266.4 million of cash from operations in fiscal 2023 compared with $339.5 million for fiscal year 2022. The decrease resulted primarily from a $61.9 million decrease in net income for fiscal year 2023 compared with fiscal 2022.

Cash used by investing activities for fiscal year 2023 totaled $170.1 million compared with $112.0 million for fiscal year 2022. The Company’s most significant investing activity is capital expenditures, which increased in fiscal year 2023 as compared to fiscal year 2022.

The Company’s cash used by net financing activities totaled $35.0 million and $30.6 million for fiscal years 2023 and 2022, respectively.

The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”).

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “2031 Notes”) and used a portion of the proceeds to redeem the remaining outstanding $295.0 million principal amount of the Company’s 5.75% senior notes due.

The Company has a $150.0 million unsecured senior line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 30, 2023. The Company is not required to maintain compensating balances in connection with the Line. At September 30, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding aggregate principal amount of the Bonds was $54.4 million at September 30, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $24.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $124.6 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and 2031 Notes indenture in the event of default under any one instrument.

The Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Bonds and the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 30, 2023, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $1.8 billion of additional borrowings (including borrowings under the Line) as of September 30, 2023.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Annual Report on Form 10-K based on a number of intangible factors. These factors may include, among others, resurgence of the COVID-19 pandemic virus, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery and changing demographics as well as the additional factors discussed above and elsewhere under “Item 1A. Risk Factors.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this Annual Report on Form 10-K.

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

Outlook and Trends in the Company’s Markets

The COVID-19 pandemic that began in March 2020 substantially impacted supermarket operations during fiscal years 2020, 2021 and 2022. While the effects of the pandemic on the Company have eased considerably over the fiscal year ended September 30, 2023, some effects have continued through the year ended September 30, 2023, and we do not know how long and to what extent COVID-19 will impact our markets in fiscal year 2024.

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

•Retail fuel costs and retail prices will continue to be volatile, affecting the Company’s fuel sales and gross margin.

The Company plans to continue to focus on balancing sales growth and gross margin maintenance (excluding the effect of fuel sales) and will carefully monitor its product mix and customer trends.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the Line, real estate and equipment financing, and the bonds. The Line, along with cash flow from operations, is used to maintain liquidity and fund business operations. The 2031 Notes bear a fixed rate of interest and do not expose us to interest rate risk.

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.

The table below presents principal amounts and related weighted average rates by year of maturity for the Company’s debt obligations at September 30, 2023 and September 24, 2022, respectively (in thousands):

September 30, 2023	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$13,750	$8,237	$87,833	$151,070	$151,070
Average interest rate	6.99%	6.99%	6.99%	6.99%	6.94%	6.93%	6.95%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$31,790	$54,440	$54,440
Average year-end interest rate	5.20%	5.20%	5.20%	5.20%	5.20%	5.20%	5.20%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$287,875
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

September 24, 2022	2023	2024	2025	2026	2027	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$13,750	$13,750	$96,083	$164,833	$164,833
Average year-end interest rate (1)(2)	4.13%	4.13%	4.13%	4.13%	4.13%	4.06%	4.09%
Long-term debt, fixed interest rate	$91	$95	$4,002	$—	$—	$—	$4,188	$4,185
Average interest rate	4.40%	4.40%	4.40%	—%	—%	—%	4.40%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$36,320	$58,970	$58,970
Average year-end interest rate	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%	2.94%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$292,250
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

(1)Excludes interest rate swap that fixes at 3.962% the interest rate on $24.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.998% the interest rate on $124.6 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 30, 2023, the Company does not consider the potential near-term losses in future earnings, fair values and cash flows from reasonably possible near-term changes in interest rates and exchange rates to be material.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 30, 2023, using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting management has concluded that, as of September 30, 2023, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal year ended September 30, 2023, in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) which has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

As noted above, management has concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.

Item 9B. OTHER INFORMATION

During the three-month period ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K. [In addition, during the three-month period ended September 30, 2023, we did not adopt or terminate any Rule 10b5-1 trading arrangement.]

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2024 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 30, 2023.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 30, 2023 and September 24, 2022;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 30, 2023, September 24, 2022, and September 25, 2021;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 30, 2023, September 24, 2022, and September 25, 2021;

Consolidated Statements of Cash Flows for the years ended September 30, 2023, September 24, 2022, and September 25, 2021;

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

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 30, 2023 formatted as Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________

* Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 30, 2023 and September 24, 2022, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 30, 2023 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and September 24, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

November 29, 2023

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 30, 2023, of the Company and our report dated November 29, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

November 29, 2023

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2023 AND SEPTEMBER 24, 2022

	2023	2022
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$328,539,922	$267,198,517
Receivables (less allowance for doubtful accounts of $143,753 – 2023 and $382,657 – 2022)	107,570,690	97,157,614
Inventories	493,859,775	457,945,539
Other	22,585,958	15,830,032
Total current assets	952,556,345	838,131,702
PROPERTY AND EQUIPMENT, NET	1,431,872,289	1,374,031,169
OPERATING LEASE RIGHT OF USE ASSETS	39,602,202	38,594,968
OTHER ASSETS	49,814,897	44,752,886
TOTAL ASSETS	$2,473,845,733	$2,295,510,725

	2023	2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$17,526,289	$17,620,789
Current portion of operating lease liabilities	7,594,971	7,797,975
Current portion of finance lease liabilities	635,559	—
Accounts payable - trade	204,040,546	213,388,385
Accrued expenses and current portion of other long-term liabilities	100,735,784	94,969,902
Total current liabilities	330,533,149	333,777,051
DEFERRED INCOME TAXES	67,187,000	73,578,000
LONG-TERM DEBT	532,631,960	554,287,420
NONCURRENT OPERATING LEASE LIABILITIES	34,016,670	32,794,609
NONCURRENT FINANCE LEASE LIABILITIES	3,059,938	—
OTHER LONG-TERM LIABILITIES	47,444,876	41,479,220
Total liabilities	$1,014,873,593	$1,035,916,300
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,497,075 shares for 2023, 14,377,575 shares for 2022	724,854	718,879
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 4,497,301 shares for 2023, 4,616,801 shares for 2022	224,865	230,840
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	13,233,631	12,406,551
Retained earnings	1,444,788,790	1,246,238,155
Total stockholders’ equity	1,458,972,140	1,259,594,425
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,473,845,733	$2,295,510,725

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 30, 2023,

SEPTEMBER 24, 2022 AND SEPTEMBER 25, 2021

	2023	2022	2021
Net sales	$5,892,781,732	$5,678,835,032	$4,987,919,603
Cost of goods sold	4,487,866,518	4,263,066,672	3,684,486,289
Gross profit	1,404,915,214	1,415,768,360	1,303,433,314
Operating and administrative expenses	1,115,380,833	1,040,193,885	963,331,599
Gain from sale or disposal of assets	2,769,751	1,358,109	9,955,890
Income from operations	292,304,132	376,932,584	350,057,605
Other income, net	8,269,117	5,845,479	2,971,629
Interest expense	22,068,290	21,508,135	24,332,143
Loss on early extinguishment of debt	—	—	1,082,633
Income before income taxes	278,504,959	361,269,928	327,614,458
Income tax expense	67,693,000	88,511,000	77,883,000
Net income	$210,811,959	$272,758,928	$249,731,458

Other comprehensive income:
Change in fair value of interest rate swap	$1,094,080	$20,951,691	$9,031,156
Income tax expense	(267,000)	(5,119,000)	(2,206,000)
Other comprehensive income, net of tax	827,080	15,832,691	6,825,156
Comprehensive income	$211,639,039	$288,591,619	$256,556,614

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$11.35	$14.69	$13.06
Diluted earnings per common share	$11.10	$14.36	$12.73
Class B Common Stock
Basic earnings per common share	$10.32	$13.35	$11.87
Diluted earnings per common share	$10.32	$13.35	$11.87
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 30, 2023,

SEPTEMBER 24, 2022 AND SEPTEMBER 25, 2021

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	LOSS	EARNINGS	TOTAL
Balance, September 26, 2020	14,212,360	$710,618	6,047,416	$302,371	$12,311,249	$(10,251,296)	$816,258,015	$819,330,957
Net income	—	—	—	—	—	—	249,731,458	249,731,458
Other comprehensive income net of tax						6,825,156		6,825,156
Cash dividends
Class A	—	—	—	—	—	—	(9,396,169)	(9,396,169)
Class B	—	—	—	—	—	—	(3,234,276)	(3,234,276)
Stock repurchases, at cost	—	—	(1,265,400)	(63,270)	(12,311,249)	—	(67,624,069)	(79,998,588)
Common stock conversions	58,975	2,949	(58,975)	(2,949)	—	—	—	—
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	272,758,928	272,758,928
Other comprehensive income net of tax						15,832,691		15,832,691
Cash dividends
Class A	—	—	—	—	—	—	(9,450,149)	(9,450,149)
Class B	—	—	—	—	—	—	(2,805,583)	(2,805,583)
Common stock conversions	106,240	5,312	(106,240)	(5,312)	—	—	—	—
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	210,811,959	210,811,959
Other comprehensive income net of tax						827,080		827,080
Cash dividends
Class A	—	—	—	—	—	—	(9,511,647)	(9,511,647)
Class B	—	—	—	—	—	—	(2,749,677)	(2,749,677)
Common stock conversions	119,500	5,975	(119,500)	(5,975)	—	—	—	—
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 30, 2023,

SEPTEMBER 24, 2022 AND SEPTEMBER 25, 2021

	2023	2022	2021
Cash Flows From Operating Activities:
Net income	$210,811,959	$272,758,928	$249,731,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	115,979,172	117,801,654	117,103,658
Non cash operating lease cost	6,878,571	7,935,225	8,006,820
Gain from sale or disposal of assets	(2,769,751)	(1,358,109)	(9,955,890)
Loss on early extinguishment of debt	—	—	1,082,633
Receipt of advance payments on purchases contracts	4,154,945	2,766,995	2,328,167
Recognition of advance payments on purchase contracts	(3,156,909)	(3,037,321)	(2,889,553)
Deferred income taxes	(6,658,000)	(4,309,000)	(2,772,000)
Changes in operating assets and liabilities
Receivables	(10,413,074)	(2,075,600)	(13,723,657)
Inventory	(35,914,236)	(67,992,082)	(23,129,018)
Other assets	(10,743,707)	2,708,240	(3,948,861)
Operating lease liabilities	(6,866,749)	(8,316,444)	(8,384,435)
Accounts payable and accrued expenses	5,109,120	22,615,984	(7,152,634)
Net Cash Provided By Operating Activities	266,411,341	339,498,470	306,296,688
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	3,495,707	2,618,907	17,612,326
Purchase from short term investments	—	(110,210,267)	(295,000,000)
Proceeds of short term investments	—	115,210,267	290,000,000
Capital expenditures	(173,591,468)	(119,608,974)	(140,597,162)
Net Cash Used By Investing Activities	(170,095,761)	(111,990,067)	(127,984,836)
Cash Flows From Financing Activities:
Proceeds from short-term borrowings	—	—	653,623,780
Payments on short-term borrowings	—	—	(692,507,850)
Debt issuance costs	—	—	(5,576,832)
Proceeds from issuance of bonds	—	—	350,000,000
Repayment of Financing Lease	(231,291)	—	—
Principal payments on long-term borrowings	(22,481,560)	(18,367,504)	(327,812,521)
Stock repurchases	—	—	(79,998,588)
Dividends	(12,261,324)	(12,255,732)	(12,630,446)
Net Cash Used By Financing Activities	(34,974,175)	(30,623,236)	(114,902,457)
Increase in Cash and Cash Equivalents	61,341,405	196,885,167	63,409,395
Cash and Cash Equivalents at Beginning of Year	267,198,517	70,313,350	6,903,955
Cash and Cash Equivalents at End of Year	$328,539,922	$267,198,517	$70,313,350

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021

1. Summary of Significant Accounting Policies

Nature of Operations – Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1).

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2023 was 53 weeks. Fiscal years 2022 and 2021 each consisted of 52 weeks.

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

New Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that existed as of March 12, 2020. The relief provided in this ASU extends through December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”), which did not materially impact our consolidated audited financial statements.

Cash and Cash Equivalents – Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 30, 2023 and September 24, 2022, respectively.

At September 30, 2023 demand deposits aggregating approximately $323.5 million in five banks exceed the $250,000 FDIC insurance limit per bank.

Short Term Investments – From time to time, the Company purchases financial products that can be readily converted into cash and the Company accounts for such financial products as short-term investments. Financial products include money market funds, bonds, and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

Interest Rate Swaps – The Company utilizes interest rate swap contracts to reduce its exposure to fluctuations in variable interest rates applicable to some of its debt instruments. For determining the fair value of the interest rate swap contracts, the Company uses significant observable market data or assumptions about counterparty risk. The fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. The Company has designated its swaps as cash flow hedges, for which the Company records the effective portions of changes in its fair value, net of tax, in other comprehensive income (expense). To the extent interest rate swaps are determined to be ineffective, the Company recognizes the change in the estimated fair value of the swaps in earnings.

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

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $116.0 million, $117.8 million and $117.1 million for fiscal years 2023, 2022 and 2021, respectively.

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

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets. The liability to plan participants totaled $21.8 million at September 30, 2023 and $18.4 million at September 24, 2022. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. There are risks and uncertainties associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $32.9 million and $31.0 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 30, 2023 and September 24, 2022, respectively. These amounts include expected recoveries from excess cost insurance or other sources of $4.3 million at September 30, 2023 and $4.0 million at September 24, 2022, and are recorded as receivables. The Company is required in certain cases to pledge certificates of deposit or obtain surety bonds to support its self-insured status. The Company carries casualty insurance on only those properties for which it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2019. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2023, 2022, and 2021.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $14.6 million, $20.8 million and $18.6 million for fiscal years 2023, 2022 and 2021, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $15.2 million, $15.0 million and $16.4 million for fiscal years 2023, 2022 and 2021, respectively.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 43% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $128.9 million, $110.6 million and $116.3 million for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.5 million, $7.1 million, and $8.1 million for the fiscal years ended September 30, 2023, September 24, 2022 and September 25, 2021, respectively. During fiscal years 2022 and 2021, the continuing effects of the COVID-19 pandemic contributed to an increase in the Company’s sales. As a result, vendors offered a lower level of incentives for the Company to sell their products.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets were as follows:

	2023	2022
Deferred tax liabilities:
Property and equipment tax/book differences	$78,008,000	$82,457,000
Interest rate swaps	4,278,000	4,011,000
Property tax method	1,462,000	1,450,000
Total deferred tax liabilities	83,748,000	87,918,000
Deferred tax assets:
Insurance reserves	5,115,000	4,303,000
Advance payments on purchases contracts	731,000	487,000
Vacation accrual	1,724,000	1,977,000
Inventory	1,777,000	1,571,000
Deferred compensation	5,282,000	4,483,000
Other	1,932,000	1,519,000
Total deferred tax assets	16,561,000	14,340,000
Net deferred tax liabilities	$67,187,000	$73,578,000

Refundable current income taxes totaling $8.0 million and $4.2 million at September 30, 2023 and September 24, 2022, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences were as follows:

	2023	2022	2021
Federal tax at statutory rate	$58,396,000	$75,783,000	$68,818,000
State income tax, net of federal tax benefits	9,247,000	12,032,000	10,872,000
Federal tax credits	(1,449,000)	(1,500,000)	(1,700,000)
Other	1,499,000	2,196,000	(107,000)
Total	$67,693,000	$88,511,000	$77,883,000

Current and deferred income tax expense (benefit) was as follows:

	2023	2022	2021
Current:
Federal	$61,562,000	$76,647,000	$66,526,000
State	12,789,000	16,173,000	14,129,000
Total current expense	74,351,000	92,820,000	80,655,000
Deferred:
Federal	(5,802,000)	(3,565,000)	(2,482,000)
State	(856,000)	(744,000)	(290,000)
Total deferred (benefit) expense	(6,658,000)	(4,309,000)	(2,772,000)
Total expense	$67,693,000	$88,511,000	$77,883,000

3. Property and Equipment

Property and equipment, net, consisted of the following:

	2023	2022
Land	$457,048,257	$417,414,333
Construction in progress	43,281,401	38,591,661
Buildings	1,414,696,772	1,350,593,056
Store, office and warehouse equipment	1,053,056,285	1,045,266,039
Transportation equipment	78,531,980	75,163,558
Leasehold improvements	60,950,486	60,958,847
Finance lease right-of-use assets	3,656,078	—
Total	3,111,221,259	2,987,987,494
Less accumulated depreciation and amortization	1,679,348,970	1,613,956,325
Property and equipment - net	$1,431,872,289	$1,374,031,169

4. Property Held for Lease and Rental Income

At September 30, 2023, the Company owned and operated 93 shopping centers in conjunction with its supermarket operations. The Company leases a portion of its shopping center properties to third parties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2023	2022	2021
Rents earned on owned and subleased properties:
Base rentals	$24,964,305	$20,091,776	$19,146,124
Variable rentals	203,823	166,890	271,569
Total	25,168,128	20,258,666	19,417,693
Depreciation on owned properties leased to others	(7,788,344)	(6,318,888)	(5,855,749)
Other shopping center expenses	(3,752,407)	(2,968,660)	(3,299,391)
Total	$13,627,377	$10,971,118	$10,262,553

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 30,	September 24,
	2023	2022
Land	$111,407,692	$91,607,085
Buildings	286,022,850	241,280,289
Total	397,430,542	332,887,374
Less accumulated depreciation	(120,412,929)	(112,986,048)
Total	$277,017,613	$219,901,326

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 30, 2023:

Fiscal Year
2024	$17,423,525
2025	15,644,942
2026	12,295,836
2027	9,476,486
2028	6,968,550
Thereafter	26,637,601
Total minimum future rental income	$88,446,940

5. Leases and Rental Expense

The Company conducts part of its retail operations from leased facilities. The initial term of the leases is generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses, capital improvements and other lease concessions are taken into account in computing lease payments. Operating lease expense is recognized on a straight-line basis over the minimum lease term.

Operating Leases - Rent expense for all operating leases of $10.6 million, $10.9 million and $11.1 million for fiscal years 2023, 2022 and 2021, respectively, is included in operating and administrative expenses. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2023, 2022 and 2021, is included as a reduction of rental expense.

Finance Leases – Finance lease cost of $270.7 thousand included amortization expense of $231.3 thousand, included in operating and administrative expense, and $87.2 thousand of interest expense for fiscal year 2023. No finance lease cost was incurred during fiscal years 2022 and 2021.

Future maturities of lease liabilities as of September 30, 2023 were as follows:

Fiscal Year	Operating Leases	Finance Leases
2024	$8,752,051	$840,000
2025	7,955,926	840,000
2026	6,673,979	840,000
2027	5,823,729	840,000
2028	4,281,763	840,000
Thereafter	19,744,205	101,500
Total lease payments	53,231,653	4,301,500
Less amount representing interest	11,620,013	606,003
Present value of lease liabilities	$41,611,640	$3,695,497

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2023 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $7.9 million each during the year ended September 30, 2023. The weighted average remaining lease term for the Company’s operating leases is 12.2 years. New financing leases entered into during fiscal year 2023 increased the line item “Property and equipment” by $3.9 million and “Current portion of financing lease liabilities” by $0.6 million and “Noncurrent financing lease liabilities” by $3.1 million. The weighted average discount rate used to determine operating lease liability balances as of September 30, 2023 was 5.5%, and was 6.0% for finance lease liability balances.

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2023	2022
Property, payroll, and other taxes payable	$25,203,091	$23,306,546
Salaries, wages, and bonuses payable	50,836,143	49,619,593
Self-insurance liabilities:
Employee group insurance	4,536,309	4,969,709
Workers’ compensation insurance	4,711,748	4,607,267
General liability insurance	4,726,301	3,543,885
Interest	5,111,666	4,590,254
Other	5,610,526	4,332,648
Total accrued expenses and current portion of other long-term liabilities	$100,735,784	$94,969,902

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $35.2 million, $37.0 million and $35.5 million for fiscal years 2023, 2022 and 2021, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2023	2022
Advance payments on purchases contracts	$2,992,494	$1,994,459
Nonqualified investment plan liability	21,768,079	18,445,157
Self-insurance liabilities:
Workers’ compensation insurance	13,297,179	13,287,189
General liability insurance	5,628,963	4,552,162
Other	4,804,238	3,942,604
Other long-term liabilities	48,490,953	42,221,571
Less current portion	1,046,077	742,351
Total other long-term liabilities	$47,444,876	$41,479,220

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 30, 2023 and September 24, 2022.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans are as follows:

	2023	2022
Bonds payable:
Senior notes, interest rate of 4.00%, maturing 2031	$350,000,000	$350,000,000
Recovery Zone Facility Bonds, maturing 2036	54,440,000	58,970,000
Notes payable due to banks, weighted average interest rate of 6.29% for 2023 and 2.31% for 2022	151,069,954	169,021,513
Less unamortized prepaid loan costs	(5,351,705)	(6,083,304)
Total long-term debt	550,158,249	571,908,209
Less current portion	17,526,289	17,620,789
Long-term debt, net of current portion	$532,631,960	$554,287,420

The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted SOFR, which did not materially impact our consolidated audited financial statements.

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “Notes”).

The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month periods beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

Additionally, the Company may also redeem all or part of the Notes at any time prior to June 15, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium (as defined in the indenture governing the Notes), as of, and accrued and unpaid interest to, the redemption date. Additionally, the Company may redeem up to 40% of the aggregate principal amount of the Notes prior to June 15, 2024 with the net cash proceeds of certain sales of its capital stock at a redemption price equal to 104.0% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided, that, after such redemption, at least 60% of the aggregate principal amount of the 2031 Notes originally issued remains outstanding.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 30, 2023. The Company is not required to maintain compensating balances in connection with the Line. At September 30, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

Interest earned by bondholders on the Bonds is exempt from Federal and North Carolina income taxation. The interest rate on the Bonds is equal to SOFR plus a credit spread, adjusted to reflect the income tax exemption.

The Company’s obligation to repay the Bonds is collateralized by the Project. The Covenant Agreement incorporates substantially all financial covenants included in the Line.

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 30, 2023.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $24.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $124.6 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 30, 2023, the Company recorded $0.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $17.5 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 30, 2023. For the fiscal year ended September 24, 2022, the Company recorded $15.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $16.4 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 24, 2022.

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

At September 30, 2023, property and equipment with an undepreciated cost of approximately $257.2 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.

Components of interest costs were as follows:

	2023	2022	2021
Total interest costs	$23,056,378	$21,848,860	$25,463,076
Interest capitalized	(988,088)	(340,725)	(1,130,933)
Interest expense	$22,068,290	$21,508,135	$24,332,143

Maturities of long-term debt at September 30, 2023 were as follows:

Fiscal Year
2024	$18,280,000
2025	18,280,000
2026	18,280,000
2027	18,280,000
2028	12,766,620
Thereafter	469,623,334
Less unamortized prepaid loan costs	(5,351,705)
Total	$550,158,249

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

	Year Ended
	September 30, 2023
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$163,599,005	$47,212,954
Conversion of Class B to Class A shares	47,212,954	—
Net income allocated, diluted	$210,811,959	$47,212,954
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,417,916	4,576,460
Conversion of Class B to Class A shares	4,576,460	—
Weighted average shares outstanding, diluted	18,994,376	4,576,460
Earnings per share
Basic	$11.35	$10.32
Diluted	$11.10	$10.32

	Year Ended		Year Ended
	September 24, 2022		September 25, 2021
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$210,480,738	$62,278,190	$185,964,771	$63,766,687
Conversion of Class B to Class A shares	62,278,190	—	63,766,687	—
Net income allocated, diluted	$272,758,928	$62,278,190	$249,731,458	$63,766,687
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,330,809	4,663,567	14,242,276	5,370,894
Conversion of Class B to Class A shares	4,663,567	—	5,370,894	—
Weighted average shares outstanding, diluted	18,994,376	4,663,567	19,613,170	5,370,894
Earnings per share
Basic	$14.69	$13.35	$13.06	$11.87
Diluted	$14.36	$13.35	$12.73	$11.87

10. Employee Benefit Plans

Investment/Profit Sharing Plan – The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $5.7 million, $5.0 million and $5.1 million for fiscal years 2023, 2022 and 2021, respectively.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $509,000, $440,000 and $375,000 for fiscal years 2023, 2022 and 2021, respectively.

Cash Bonuses – The Company pays monthly bonuses to various managerial personnel based on the performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $34.4 million, $32.3 million and $27.2 million for fiscal years 2023, 2022 and 2021, respectively. The accrued liability for cash bonuses totaled $23.6 million at September 30, 2023 and $26.0 million at September 24, 2022. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

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

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2023	2022	2021
Revenues from unaffiliated customers:
Grocery	$2,062,416	$1,940,414	$1,762,872
Non-foods	1,326,907	1,204,443	1,136,250
Perishables	1,482,089	1,445,042	1,349,081
Gasoline	792,524	885,801	583,749
Total retail	5,663,936	5,475,700	4,831,952
Other	228,846	203,135	155,968
Total revenues from unaffiliated customers	$5,892,782	$5,678,835	$4,987,920
Income before income taxes:
Retail	$263,220	$353,006	$327,563
Other	29,084	23,927	22,495
Total income from operations	292,304	376,933	350,058
Other income, net	8,269	5,845	2,971
Interest expense	22,068	21,508	24,332
Loss on early extinguishment of debt	—	—	1,083
Income before income taxes	$278,505	$361,270	$327,614
Assets:
Retail	$2,159,883	$2,042,730	$1,794,160
Other	317,479	255,880	226,762
Elimination of intercompany receivable	(3,516)	(3,099)	(2,578)
Total assets	$2,473,846	$2,295,511	$2,018,344
Capital expenditures:
Retail	$168,154	$106,508	$138,005
Other	5,437	13,101	2,592
Total capital expenditures	$173,591	$119,609	$140,597
Depreciation and amortization:
Retail	$106,225	$109,642	$108,745
Other	9,754	8,160	8,359
Total depreciation and amortization	$115,979	$117,802	$117,104

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishable” category includes meat, produce, deli and bakery.

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 30, 2023 totaled $3.0 million. The Company expects these commitments to be fulfilled during fiscal year 2024.

The Company has entered into supply contracts to provide approximately 85% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 30, 2023 other than as described elsewhere in this Annual Report on Form 10-K.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 30, 2023 is was follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes	$350,000	$287,875	Level 2
Facility Bonds	54,440	54,440	Level 2
Secured notes payable and other	145,718	145,718	Level 2
Interest rate swaps derivative contract asset	17,515	17,515	Level 2
Non-qualified retirement plan assets	20,074	20,074	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2023	2022	2021
Cash paid during the year for:
Interest (net of amounts capitalized)	$21,546,878	$21,398,985	$26,537,234
Income taxes	78,406,107	87,187,808	77,515,577
Non cash items:
Property and equipment additions included in accounts payable	5,067,861	8,724,576	6,920,759

15. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. At September 30, 2023 there was an aggregate of $330,000 of outstanding loans, and there were no such loans outstanding at September 24, 2022.

During the twelve months ended September 30, 2023, a limited liability company having Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals, purchased a shopping center from an unrelated party at which the Company has a long-term lease in place. The Company’s lease was in place prior to such purchase, and the terms of the lease have not changed since it was originally negotiated.

During the twelve months ended September 30, 2023, the Company purchased two properties, which join property owned by the Company, for a combined $5.8 million from a limited liability company having Mr. Ingle II as one of its principals. In accordance with the Company’s Related Party Transaction policy, independent fair market value appraisals were obtained to determine the purchase price, and the Company’s Audit Committee reviewed and approved the transaction.

During the twelve months ended September 30, 2023, the Company and a limited liability company having Mr. Ingle II, as one of its principals swapped adjoining properties in an even exchange. In accordance with the Company’s Related Party Transaction policy, independent fair market value appraisals were obtained, and the Company’s Audit Committee reviewed and approved the transaction

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
President, Chief Executive Officer
and Chief Operating Officer
(principal executive officer)

Date: November 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	November 29, 2023
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	November 29, 2023
James W. Lanning, President, Chief Executive Officer,
Chief Operating Officer and Director
(principal executive officer)

/s/ Patricia E. Jackson	November 29, 2023
Patricia E. Jackson, CPA,
Vice President-Finance, Chief Financial Officer, and Director
(principal financial and accounting officer)

/s/ Catherine L. Phillips	November 29, 2023
Catherine L. Phillips, CPA, Secretary and Controller

/s/ John R. Lowden	November 29, 2023
John R. Lowden, Director

/s/ Fred D. Ayers	November 29, 2023
Fred D. Ayers, Director

/s/ Laura Sharp	November 29, 2023
Laura Sharp, Director

/s/ Brenda S. Tudor	November 29, 2023
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	November 29, 2023
Ernest E. Ferguson, Director