Form 10-Q
period 2023-12-30
INGLES MARKETS INC
filed 2024-02-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2023

or

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

As of February 6, 2024, the registrant had 14,536,550 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,457,826 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page No.
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 30, 2023 and September 30, 2023	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended December 30, 2023 and December 24, 2022	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 30, 2023 and December 24, 2022	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 30, 2023 and December 24, 2022	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

Part II – Other Information

Item 5. Other Information	19

Item 6. Exhibits	19

Signatures	20

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 30,	September 30,
	2023	2023
ASSETS
Current Assets:
Cash and cash equivalents	$275,033,980	$328,539,922
Receivables - net	116,747,734	107,570,690
Inventories	501,046,713	493,859,775
Other current assets	18,162,808	22,585,958
Total Current Assets	910,991,235	952,556,345
Property and Equipment - Net	1,462,361,839	1,431,872,289
Operating lease right of use assets	37,355,830	39,602,202
Other Assets	48,147,967	49,814,897
Total Assets	$2,458,856,871	$2,473,845,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,520,876	$17,526,289
Current portion of operating lease liabilities	6,844,279	7,594,971
Current portion of finance lease liabilities	645,140	635,559
Accounts payable - trade	180,509,905	204,040,546
Accrued expenses and current portion of other long-term liabilities	77,471,605	100,735,784
Total Current Liabilities	282,991,805	330,533,149
Deferred Income Taxes	64,570,000	67,187,000
Long-Term Debt	529,374,767	532,631,960
Noncurrent operating lease liabilities	32,522,372	34,016,670
Noncurrent operating finance liabilities	2,895,015	3,059,938
Other Long-Term Liabilities	51,033,340	47,444,876
Total Liabilities	963,387,299	1,014,873,593
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,536,175 shares issued and outstanding December 30, 2023; 14,497,075 shares issued and outstanding at September 30, 2023	726,809	724,854
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,458,201 shares issued and outstanding December 30, 2023; 4,497,301 shares issued and outstanding at September 30, 2023	222,910	224,865
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	9,404,075	13,233,631
Retained earnings	1,485,115,778	1,444,788,790
Total Stockholders’ Equity	1,495,469,572	1,458,972,140
Total Liabilities and Stockholders’ Equity	$2,458,856,871	$2,473,845,733

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 30,	December 24,
	2023	2022
Net sales	$1,481,061,830	$1,493,314,107
Cost of goods sold	1,132,260,751	1,122,159,216
Gross profit	348,801,079	371,154,891
Operating and administrative expenses	289,826,530	276,179,258
Gain from sale or disposal of assets	652,860	780,083
Income from operations	59,627,409	95,755,716
Other income, net	3,606,549	1,441,607
Interest expense	5,706,357	5,346,842
Income before income taxes	57,527,601	91,850,481
Income tax expense	14,134,000	22,479,000
Net income	$43,393,601	$69,371,481

Other comprehensive loss:
Change in fair value of interest rate swap	$(5,067,556)	$(1,522,507)
Income tax benefit	1,238,000	372,000
Other comprehensive loss, net of tax	(3,829,556)	(1,150,507)
Comprehensive income	$39,564,045	$68,220,974

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.33	$3.73
Diluted earnings per common share	$2.28	$3.65
Class B Common Stock
Basic earnings per common share	$2.12	$3.40
Diluted earnings per common share	$2.12	$3.40
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 30, 2023 AND DECEMBER 24, 2022

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive income, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive income, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 30,	December 24,
	2023	2022
Cash Flows from Operating Activities:
Net income	$43,393,601	$69,371,481
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	28,774,484	29,105,895
Non cash operating lease cost	1,717,656	2,630,759
Gain from sale or disposal of assets	(652,860)	(780,083)
Receipt of advance payments on purchases contracts	250,000	800,000
Recognition of advance payments on purchases contracts	(816,137)	(665,579)
Deferred income taxes	(1,379,000)	(1,421,000)
Changes in operating assets and liabilities:
Receivables	(9,177,044)	(23,664,766)
Inventory	(7,186,938)	(6,881,940)
Other assets	1,006,283	(3,759,603)
Operating lease liabilities	(1,716,273)	(2,629,380)
Accounts payable and accrued expenses	(38,672,293)	(4,842,782)
Net Cash Provided by Operating Activities	15,541,479	57,263,002
Cash Flows from Investing Activities:
Purchase of short term investments	—	—
Proceeds from sales of property and equipment	812,578	1,146,282
Capital expenditures	(63,200,544)	(59,336,642)
Net Cash Used by Investing Activities	(62,387,966)	(58,190,360)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(3,437,500)	(7,625,680)
Repayment of finance lease	(155,342)	—
Dividends paid	(3,066,613)	(3,064,821)
Net Cash Used by Financing Activities	(6,659,455)	(10,690,501)
Net Decrease in Cash and Cash Equivalents	(53,505,942)	(11,617,859)
Cash and cash equivalents at beginning of period	328,539,922	267,198,517
Cash and Cash Equivalents at End of Period	$275,033,980	$255,580,658

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 30, 2023 and December 24, 2022

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of December 30, 2023, and the results of operations, changes in stockholders’ equity and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the three months ended December 30, 2023 and December 24, 2022. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023.

The results of operations for the three months ended December 30, 2023 are not necessarily indicative of the results to be expected for the full fiscal year.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (“CODM”), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impacts of this guidance on the Company’s Consolidated Financial Statements.

C. SHORT TERM INVESTMENTS

From time to time, the Company purchases financial products that can be readily converted into cash, and the Company accounts for such financial products as short-term investments. The financial products may include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $143,739 at December 30, 2023 and $143,753 at September 30, 2023.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 30,	September 30,
	2023	2023
Property, payroll and other taxes payable	$14,541,884	$25,203,091
Salaries, wages and bonuses payable	33,921,075	50,836,143
Self-insurance liabilities	15,159,445	13,974,358
Interest payable	1,611,244	5,111,666
Income taxes payable	7,007,426	—
Other	5,230,531	5,610,526
Total	$77,471,605	$100,735,784

Self-insurance liabilities are established for general liability claims, workers’ compensation, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.2 million at December 30, 2023. Of this amount, $15.2 million was accounted for as a current liability and $19.0 million as a long-term liability, which included $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable. At September 30, 2023, the Company’s self-insurance reserves totaled $32.9 million, of which $14.0 million was accounted for as a current liability and $18.9 million as a long-term liability, which included $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $13.1 million and $10.8 million for the three months ended December 30, 2023 and December 24, 2022, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at December 30, 2023 and September 30, 2023.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which none were issued at December 30, 2023. The Company is not required to maintain compensating balances in connection with the Line. At December 30, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $54.4 million as of December 30, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $23.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $122.7 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended December 30, 2023, the Company recorded $3.8 million of other comprehensive loss, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $12.4 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of December 30, 2023.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 30, 2023.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 30, 2023, property and equipment with an undepreciated cost of approximately $254.8 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 30, 2023, the Company had excess net worth totaling $484.4 million calculated under covenants in the Bonds, various floating rate loans (the “Loans”), and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 19, 2023 to stockholders of record on October 12, 2023.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023.

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

	Three Months Ended		Three Months Ended
	December 30, 2023		December 24, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$33,889,419	$9,504,182	$53,708,852	$15,662,629
Conversion of Class B to Class A shares	9,504,182	—	15,662,629	—
Net income allocated, diluted	$43,393,601	$9,504,182	$69,371,481	$15,662,629

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,517,696	4,476,680	14,381,312	4,613,064
Conversion of Class B to Class A shares	4,476,680	—	4,613,064	—
Weighted average shares outstanding, diluted	18,994,376	4,476,680	18,994,376	4,613,064

Earnings per share
Basic	$2.33	$2.12	$3.73	$3.40
Diluted	$2.28	$2.12	$3.65	$3.40

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

Operating Leases – Rent expense for all operating leases totaled $2.4 million for the three months ended December 30, 2023. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $210.0 thousand included amortization expense of $178.5 thousand, which was included in operating and administrative expense, and $54.7 thousand of interest expense for the three months ended December 30, 2023.

Future maturities of lease liabilities as of December 30, 2023 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	$6,370,366	$630,000
2025	7,744,643	840,000
2026	6,583,312	840,000
2027	5,823,729	840,000
2028	4,281,763	840,000
Thereafter	19,744,204	101,500
Total lease payments	$50,548,017	$4,091,500
Less amount representing interest	11,181,366	551,344
Present value of lease liabilities	$39,366,651	$3,540,156

There were no lease extensions exercised to increase the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” on the Condensed Consolidated Balance Sheets during the three months ended December 30, 2023. At December 30, 2023, the weighted average remaining lease term for the Company’s operating leases was 13.0 years. The weighted average discount rate used to determine the operating lease liability balances as of December 30, 2023 was 5.6%, and was 6.0% for finance lease liability balances.

Leases as Lessor

At December 30, 2023, the Company owned and operated 96 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

Three Months Ended
December 30, 2023
Rents earned on owned and subleased properties:
Base rentals	$6,881,658
Variable rentals	50,956
Total	6,932,614
Depreciation on owned properties leased to others	(1,996,250)
Other shopping center expenses	(789,604)
Total	$4,146,760

Future minimum operating lease receipts at December 30, 2023 were as follows:

Fiscal Year
Remainder of 2024	$14,872,994
2025	18,259,167
2026	14,703,033
2027	11,473,245
2028	8,751,955
Thereafter	29,603,922
Total minimum future rental income	$97,664,316

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 30,	December 24,
	2023	2022
Revenues from unaffiliated customers:
Grocery	$521,805	$540,859
Non-foods	358,098	327,355
Perishables	367,983	374,188
Fuel	177,887	192,472
Total Retail	$1,425,773	$1,434,874
Other	55,289	58,440
Total revenues from unaffiliated customers	$1,481,062	$1,493,314

Income from operations:
Retail	$53,390	$87,915
Other	6,237	7,841
Total income from operations	$59,627	$95,756

	December 30,	September 30,
	2023	2023
Assets:
Retail	$2,136,466	$2,159,883
Other	324,290	317,479
Elimination of intercompany receivable	(1,899)	(3,516)
Total assets	$2,458,857	$2,473,846

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 30, 2023 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$308,875	Level 2
Facility Bonds due 2036	54,440	54,440	Level 2
Secured notes payable and other	142,456	142,456	Level 2
Interest rate swaps derivative contract assets	12,447	12,447	Level 2
Non-qualified retirement plan assets	23,330	23,330	Level 2

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at September 30, 2023 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$287,875	Level 2
Facility Bonds due 2036	54,440	54,440	Level 2
Secured notes payable and other	145,718	145,718	Level 2
Interest rate swaps derivative contract assets	17,515	17,515	Level 2
Non-qualified retirement plan assets	20,074	20,074	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class

A Common Stock. During the three months ended December 30, 2023, the outstanding loan of $330,000 as of September 30, 2023 was repaid to the Company.

In January 2024, the Company and a limited liability company having Mr. Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals swapped adjoining properties. In accordance with the Company’s Related Party Transaction policy, independent fair market value appraisals were obtained and the transaction was approved by the Audit Committee. The Company received $2.3 million in addition to the swapped property based on these values.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not accurately predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 30, 2023, the Company’s self-insurance reserves totaled $34.2 million. This amount was inclusive of $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 30, 2023.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $36.8 million and $34.4 million for the fiscal quarters ended December 30, 2023 and December 24, 2022, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.9 million and $2.0 million for the fiscal quarters ended December 30, 2023 and December 24, 2022, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 30, 2023 and December 24, 2022 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month period ended December 30, 2023, comparable store sales included 198 stores. For the three-month period ended December 24, 2022, comparable store sales included 197 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 30,	December 24,
	2023	2022
Net sales	100.0%	100.0%
Gross profit	23.6%	24.9%
Operating and administrative expenses	19.6%	18.5%
Income from operations	4.0%	6.4%
Other income, net	0.3%	0.1%
Interest expense	0.4%	0.4%
Income tax expense	1.0%	1.5%
Net income	2.9%	4.6%

Three Months Ended December 30, 2023 Compared to the Three Months Ended December 24, 2022

Net income for the first quarter of fiscal 2024 totaled $43.4 million, compared with net income of $69.4 million for the first quarter of fiscal 2023. Total sales, less fuel, increased by 0.2%. As described below, corresponding increases, as a percentage of sales, in costs of goods sold and operating expenses resulted in lower pre-tax income.

Net Sales. Net sales decreased by $12.3 million, or 0.82%, to $1.48 billion for the three months ended December 30, 2023 compared with $1.49 billion for the three months ended December 24, 2022. The three months ended December 24, 2022 included a record week of sales due to weather related events. Excluding fuel sales, total grocery comparable store sales increased 1.0% over the comparative fiscal quarter. Ingles operated 198 stores at both December 30, 2023 and December 24, 2022.

Changes in retail grocery sales for the quarter ended December 30, 2023 are summarized as follows (in thousands):

Total retail sales for the three months ended December 24, 2022	$1,434,874
Comparable store sales increase (including fuel)	3,169
Other	(12,270)
Total retail sales for the three months ended December 30, 2023	$1,425,773

Gross Profit. Gross profit for the three-month period ended December 30, 2023 totaled $348.8 million, a decrease of $22.4 million, or 6.0%, compared with gross profit of $371.2 million for the three-month period ended December 24, 2022. Gross profit as a percentage of sales was 23.6% for the three months ended December 30, 2023 as compared to 24.9% for the three months ended December 24,

2022. The decrease in gross profit as a percentage of sales resulted primarily from inflation and raw material shortages, which have increased the cost of products. Retail segment gross profit, excluding fuel decreased 182 basis points for the quarter ended December 30, 2023, as compared with the quarter ended December 24, 2022.

Operating and Administrative Expenses. Operating and administrative expenses increased $13.6 million, or 4.9%, to $289.8 million for the three months ended December 30, 2023, as compared to $276.2 million for the three months ended December 24, 2022. As a percentage of sales, operating and administrative expenses were 19.6% and 18.5% for the December 2023 and December 2022 quarters, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 22.0% of sales for the first fiscal quarter of 2024 compared with 21.0% for the first fiscal quarter of 2023.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$8.9	0.60%
Insurance	$2.5	0.17%
Taxes and licenses	$1.9	0.13%
Professional fees	$1.1	0.08%

Salaries and wages increased in dollars due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Insurance expense increased due to higher claims under the Company’s self-insurance medical programs.

Taxes and license expense increased in dollars due to higher taxable expenses and timing of payment.

Professional fees increased in dollars due to investments the Company has made in its information technology services and in technology transformation projects.

Other Income. Other income totaled $3.6 million for the three months ended December 30, 2023 compared with $1.4 million for the three months ended December 24, 2022. The increase was primarily due to increased interest income on cash balance.

Interest Expense. Interest expense totaled $5.7 million for the three-month period ended December 30, 2023 compared with $5.3 million for the three-month period ended December 24, 2022. Total debt at December 30, 2023 was $546.9 million compared with $564.5 million at December 24, 2022.

Income Taxes. Income tax expense totaled $14.1 million for the three months ended December 30, 2023, reflecting an effective tax rate of 24.6% of pretax income. Income tax expense totaled $22.5 million for the three months ended December 24, 2022, reflecting an effective tax rate of 24.5% of pretax income.

Net Income. Net income totaled $43.4 million for the three-month period ended December 30, 2023 compared with $69.4 million for the three-month period ended December 24, 2022. Basic and diluted earnings per share for Class A Common Stock were $2.33 and $2.28, respectively, for the December 2023 quarter, compared to $3.73 and $3.65, respectively, for the December 2022 quarter. Basic and diluted earnings per share for Class B Common Stock were each $2.12 for the December 2023 quarter compared with $3.40 for the December 2022 quarter.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $63.2 million for the three-month period ended December 30, 2023. The Company’s capital expenditures included the construction of new stores, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2024 currently include investments of approximately $160 to $200 million. The Company currently plans to dedicate the majority of its fiscal 2024 capital expenditures to continued improvement of its store base, including remodeling, and continued investment in one store expected to open in fiscal 2024, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Notwithstanding higher anticipated capital expenditures for fiscal 2024, the Company currently expects that its annual capital expenditures will be in the range of approximately $120 to $160 million going forward in order to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity

The Company generated $15.5 million net cash from operations for the December 2023 three-month period compared with $57.3 million for the December 2022 three-month period. The decrease was primarily attributable to higher working capital needs and lower net income.

Cash used by investing activities for the three-month periods ended December 30, 2023 and December 24, 2022 totaled $62.4 million and $58.2 million, respectively.

Cash used by financing activities totaled $6.7 million for the three-month period ended December 30, 2023, compared with $10.7 million of cash used by financing activities for the three-month period ended December 24, 2022. During the quarter ended December 24, 2022, the Company repaid $4.2 million of mortgage debt whereas the Company made no comparable payment in the December 30, 2023 quarter.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 30, 2023. The Company is not required to maintain compensating balances in connection with the Line. At December 30, 2023, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds is $54.4 million as of December 30, 2023. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $23.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $122.7 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of December 30, 2023, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $1.7 billion of additional borrowings (including borrowings under the Line) as of December 30, 2023.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, and a resurgence of the COVID-19 pandemic or variants of the virus, as well as the additional factors discussed below under “Forward Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this Quarterly Report on Form 10-Q.

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s fuel sales, distribution expenses and plastic supply costs. During the past twelve months, inflation has declined from recent highs, impacting food costs, transportation costs and labor costs.

Twelve Months Ended
December 2023
All items	3.4%
Food at home	1.3%
Energy	(2.0)%

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the resurgence of the COVID-19 pandemic or variants of the virus on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Exchange Act, on November 29, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $145.7 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Exchange Act, on November 29, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2023. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2023.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2024.

No changes in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended December 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our sercurities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 or Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 8, 2024	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: February 8, 2024	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)