Form 10-Q
period 2024-03-30
INGLES MARKETS INC
filed 2024-05-09
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

or

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

As of May 7, 2024, the registrant had 14,536,700 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,457,676 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 30,	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$302,017,848	$328,539,922
Receivables - net	109,444,276	107,570,690
Inventories	479,129,835	493,859,775
Other current assets	26,530,028	22,585,958
Total Current Assets	917,121,987	952,556,345
Property and Equipment - Net	1,480,037,502	1,431,872,289
Operating lease right of use assets	37,738,468	39,602,202
Other Assets	51,409,736	49,814,897
Total Assets	$2,486,307,693	$2,473,845,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,520,876	$17,526,289
Current portion of operating lease liabilities	6,748,263	7,594,971
Current portion of finance lease liabilities	654,866	635,559
Accounts payable - trade	181,624,886	204,040,546
Accrued expenses and current portion of other long-term liabilities	80,412,186	100,735,784
Total Current Liabilities	286,961,077	330,533,149
Deferred Income Taxes	63,561,000	67,187,000
Long-Term Debt	521,597,008	532,631,960
Noncurrent operating lease liabilities	32,999,189	34,016,670
Noncurrent finance lease liabilities	2,727,606	3,059,938
Other Long-Term Liabilities	53,019,344	47,444,876
Total Liabilities	960,865,224	1,014,873,593
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,536,700 shares issued and outstanding March 30, 2024; 14,497,075 shares issued and outstanding at September 30, 2023	726,835	724,854
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,457,676 shares issued and outstanding March 30, 2024; 4,497,301 shares issued and outstanding at September 30, 2023	222,884	224,865
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	10,545,546	13,233,631
Retained earnings	1,513,947,204	1,444,788,790
Total Stockholders’ Equity	1,525,442,469	1,458,972,140
Total Liabilities and Stockholders’ Equity	$2,486,307,693	$2,473,845,733

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 30,	March 25,
	2024	2023
Net sales	$1,367,479,701	$1,380,604,140
Cost of goods sold	1,045,594,741	1,054,664,179
Gross profit	321,884,960	325,939,961
Operating and administrative expenses	284,762,087	268,890,164
Gain from sale or disposal of assets	7,686,184	597,218
Income from operations	44,809,057	57,647,015
Other income, net	3,381,398	1,734,456
Interest expense	5,587,829	5,344,666
Income before income taxes	42,602,626	54,036,805
Income tax expense	10,704,000	13,497,000
Net income	$31,898,626	$40,539,805

Other comprehensive income (loss):
Change in fair value of interest rate swap	$1,510,471	$(2,671,226)
Income tax (expense) benefit	(369,000)	652,000
Other comprehensive income (loss), net of tax	1,141,471	(2,019,226)
Comprehensive income	$33,040,097	$38,520,579

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.72	$2.18
Diluted earnings per common share	$1.68	$2.13
Class B Common Stock
Basic earnings per common share	$1.56	$1.98
Diluted earnings per common share	$1.56	$1.98
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 30,	March 25,
	2024	2023
Net sales	$2,848,541,531	$2,873,918,247
Cost of goods sold	2,177,855,492	2,176,823,396
Gross profit	670,686,039	697,094,851
Operating and administrative expenses	574,588,617	545,069,422
Gain from sale or disposal of assets	8,339,044	1,377,302
Income from operations	104,436,466	153,402,731
Other income, net	6,987,947	3,176,063
Interest expense	11,294,186	10,691,508
Income before income taxes	100,130,227	145,887,286
Income tax expense	24,838,000	35,976,000
Net income	$75,292,227	$109,911,286

Other comprehensive loss:
Change in fair value of interest rate swap	$(3,557,085)	$(4,193,733)
Income tax benefit	869,000	1,024,000
Other comprehensive loss, net of tax	(2,688,085)	(3,169,733)
Comprehensive income	$72,604,142	$106,741,553

Per share amounts:
Class A Common Stock
Basic earnings per common share	$4.05	$5.92
Diluted earnings per common share	$3.96	$5.79
Class B Common Stock
Basic earnings per common share	$3.68	$5.38
Diluted earnings per common share	$3.68	$5.38
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 30, 2024 AND MARCH 25, 2023

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578
Net income	—	—	—	—	—	—	40,539,805	40,539,805
Other comprehensive loss, net of income tax	—	—	—	—	—	(2,019,226)	—	(2,019,226)
Cash dividends	—	—	—	—	—	—	(3,064,960)	(3,064,960)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, March 25, 2023	14,386,925	$719,346	4,607,451	$230,373	$—	$9,236,818	$1,350,019,660	$1,360,206,197

Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572
Net income	—	—	—	—	—	—	31,898,626	31,898,626
Other comprehensive income, net of income tax	—	—	—	—	—	1,141,471	—	1,141,471
Cash dividends	—	—	—	—	—	—	(3,067,200)	(3,067,200)
Common stock conversions	525	26	(525)	(26)	—	—	—	—
Balance, March 30, 2024	14,536,700	$726,835	4,457,676	$222,884	$—	$10,545,546	$1,513,947,204	$1,525,442,469

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 30,	March 25,
	2024	2023
Cash Flows from Operating Activities:
Net income	$75,292,227	$109,911,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	58,022,599	57,969,652
Non cash operating lease cost	3,363,519	3,841,608
Gain from sale or disposal of assets	(8,339,044)	(1,377,302)
Receipt of advance payments on purchases contracts	1,150,677	1,582,490
Recognition of advance payments on purchases contracts	(1,529,141)	(1,430,226)
Deferred income taxes	(2,757,000)	(2,842,000)
Changes in operating assets and liabilities:
Receivables	(1,837,366)	312,669
Inventory	14,729,941	(16,302,309)
Other assets	(9,112,237)	(19,145,618)
Operating lease liabilities	(3,363,973)	(3,838,850)
Accounts payable and accrued expenses	(39,646,215)	(34,267,784)
Net Cash Provided by Operating Activities	85,973,987	94,413,616
Cash Flows from Investing Activities:
Purchase of short term investments	—	—
Proceeds from sales of property and equipment	3,711,585	1,766,849
Capital expenditures	(98,355,767)	(91,352,345)
Net Cash Used by Investing Activities	(94,644,183)	(89,585,496)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(11,405,040)	(15,593,180)
Repayment of finance lease	(313,025)
Dividends paid	(6,133,813)	(6,129,781)
Net Cash Used by Financing Activities	(17,851,878)	(21,722,961)
Net Decrease in Cash and Cash Equivalents	(26,522,074)	(16,894,841)
Cash and cash equivalents at beginning of period	328,539,922	267,198,517
Cash and Cash Equivalents at End of Period	$302,017,848	$250,303,676

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 30, 2024 and March 25, 2023

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of March 30, 2024 and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 30, 2024 and March 25, 2023, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the six months ended March 30, 2024 and March 25, 2023. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023.

The results of operations for the three-month and six-month periods ended March 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $294,085 at March 30, 2024 and $143,753 at September 30, 2023.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 30,	September 30,
	2024	2023
Property, payroll and other taxes payable	$16,833,389	$25,203,091
Salaries, wages and bonuses payable	38,402,631	50,836,143
Self-insurance liabilities	15,064,285	13,974,358
Interest payable	5,077,451	5,111,666
Other	5,034,430	5,610,526
	$80,412,186	$100,735,784

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.6 million at March 30, 2024. Of this amount, $15.1 million was accounted for as a current liability and $19.5 million as a long-term liability, which included $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable. At September 30, 2023, the Company’s self-insurance reserves totaled $32.9 million of which $14.0 million was accounted for as a current liability and $18.9 million as a long-term liability, which included $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.4 million and $8.1 million for the three-month periods ended March 30, 2024 and March 25, 2023, respectively. For the six-month periods ended March 30, 2024 and March 25, 2023, employee insurance expense, net of employee contributions totaled $22.4 million and $19.0 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at March 30, 2024 and September 30, 2023.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which none were issued at March 30, 2024. The Company is not required to maintain compensating balances in connection with the Line. At March 30, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $49.9 million as of March 30, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $21.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $120.8 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended March 30, 2024, the Company recorded $1.1 million of other comprehensive income and for the six months ended March 30, 2024, the Company recorded $2.7 million of other comprehensive loss, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $14.0 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 30, 2024. For the three and six months ended March 25, 2023, the Company recorded $2.0 million and $3.2 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $12.2 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 25, 2023.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 30, 2024.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 30, 2024, property and equipment with an undepreciated cost of approximately $252.2 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 30, 2024, the Company had excess net worth totaling $498.5 million calculated under covenants in the Bonds, various floating rate loans, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 19, 2023 to stockholders of record on October 12, 2023.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 19, 2024 to stockholders of record on January 12, 2024.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023, as well as Note I, “Earnings Per Common Share” below.

I. EARNINGS PER COMMON SHARE

The Company has two classes of common stock: Class A Common Stock, which is publicly traded, and Class B Common Stock, which has no public market. The Class B Common Stock has restrictions on transfer; however, each share is convertible into one share of Class A Common Stock at any time at the election of the holder. Each share of Class A Common Stock has one vote per share and each share of Class B Common Stock has ten votes per share. Each share of Class A Common Stock is entitled to receive cash dividends equal to 110% of any cash dividend paid on Class B Common Stock.

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

	Three Months Ended		Six Months Ended
	March 30, 2024		March 30, 2024
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,944,280	$6,954,346	$58,839,087	$16,453,140
Conversion of Class B to Class A shares	6,954,346	—	16,453,140	—
Net income allocated, diluted	$31,898,626	$6,954,346	$75,292,227	$16,453,140

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,536,449	4,457,927	14,527,072	4,467,304
Conversion of Class B to Class A shares	4,457,927	—	4,467,304	—
Weighted average shares outstanding, diluted	18,994,376	4,457,927	18,994,376	4,467,304

Earnings per share
Basic	$1.72	$1.56	$4.05	$3.68
Diluted	$1.68	$1.56	$3.96	$3.68

	Three Months Ended		Six Months Ended
	March 25, 2023		March 25, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$31,398,357	$9,141,448	$85,111,213	$24,800,073
Conversion of Class B to Class A shares	9,141,448	—	24,800,073	—
Net income allocated, diluted	$40,539,805	$9,141,448	$109,911,286	$24,800,073

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,386,862	4,607,514	14,384,087	4,610,289
Conversion of Class B to Class A shares	4,607,514	—	4,610,289	—
Weighted average shares outstanding, diluted	18,994,376	4,607,514	18,994,376	4,610,289

Earnings per share
Basic	$2.18	$1.98	$5.92	$5.38
Diluted	$2.13	$1.98	$5.79	$5.38

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

Operating Leases – Rent expense for all operating leases totaled $2.7 million for the three months ended March 30, 2024 and $5.1 million for the six months ended March 30, 2024. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $420.0 thousand included amortization expense of $357.0 thousand, which was included in operating and administrative expense, and $107.0 thousand of interest expense for the six months ended March 30, 2024.

Future maturities of lease liabilities as of March 30, 2024 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	$4,161,938	$420,000
2025	8,238,176	840,000
2026	7,076,845	840,000
2027	6,317,262	840,000
2028	4,775,296	840,000
Thereafter	20,409,830	101,500
Total lease payments	$50,979,347	$3,881,500
Less amount representing interest	11,231,895	499,028
Present value of lease liabilities	$39,747,452	$3,382,472

On the Condensed Consolidated Balance Sheets, lease extensions exercised during the six months ended March 30, 2024 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $1.5 million each. At March 30, 2024, the weighted average remaining lease term for the Company’s operating leases was 12.5 years. The weighted average discount rate used to determine operating lease liability balances as of March 30, 2024 was 5.6%, and was 6.0% for finance lease liability balances.

Leases as Lessor

At March 30, 2024, the Company owned and operated 96 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 30, 2024	March 30, 2024
Rents earned on owned and subleased properties:
Base rentals	$6,821,138	$13,702,796
Variable rentals	50,956	101,912
Total	6,872,094	13,804,708
Depreciation on owned properties leased to others	(2,037,120)	(4,033,370)
Other shopping center expenses	(1,203,110)	(1,992,714)
Total	$3,631,864	$7,778,624

Future minimum operating lease receipts at March 30, 2024 were as follows:

Fiscal Year
Remainder of 2024	$10,041,564
2025	18,463,750
2026	14,827,515
2027	11,596,313
2028	8,869,669
Thereafter	31,408,311
Total minimum future rental income	$95,207,122

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Revenues from unaffiliated customers:
Grocery	$490,490	$492,553	$1,012,295	$1,033,411
Non-foods	305,921	308,684	664,018	636,039
Perishables	349,135	348,204	717,119	722,392
Fuel	169,742	175,551	347,629	368,023
Total Retail	$1,315,288	$1,324,992	$2,741,061	$2,759,865
Other	52,192	55,612	107,481	114,053
Total revenues from unaffiliated customers	$1,367,480	$1,380,604	$2,848,542	$2,873,918

Income from operations:
Retail	$38,732	$50,786	$92,123	$138,701
Other	6,076	6,861	12,313	14,702
Total income from operations	$44,809	$57,647	$104,436	$153,403

	March 30,	September 30,
	2024	2023
Assets:
Retail	$2,142,529	$2,159,883
Other	345,442	317,479
Elimination of intercompany receivable	(1,664)	(3,516)
Total assets	$2,486,308	$2,473,846

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 30, 2024 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$305,375	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	139,208	139,208	Level 2
Interest rate swap derivative contracts asset	13,958	13,958	Level 2
Non-qualified retirement plan assets	24,780	24,780	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the six months ended March 30, 2024, there were $500,000 loans issued and outstanding.

In January 2024, the Company and a limited liability company having Mr. Robert P. Ingle II, the Company’s Chairman of the Board, as one of its principals swapped adjoining properties. In accordance with the Company’s related party transaction policy, independent fair market value appraisals were obtained, and the transaction was approved by the Audit Committee. The Company received $2.3 million in addition to the swapped property based on these values.

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

Critical Accounting Estimates

Critical accounting estimates are those estimates that management believes are important to the presentation of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

For the six months ended March 30, 2024, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At March 30, 2024 the Company’s self-insurance reserves totaled $34.6 million. This amount included $4.6 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 30, 2024.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $35.8 million and $29.8 million for the fiscal quarters ended March 30, 2024 and March 25, 2023, respectively. For the six-month periods ended March 30, 2024 and March 25, 2023, vendor allowances applied as a reduction of merchandise costs totaled $72.6 million and $64.6 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.3 million and $1.9 million for the fiscal quarters ended March 30, 2024 and March 25, 2023, respectively. For the six-month periods ended March 30, 2024 and March 25, 2023, vendor advertising allowances recorded as a reduction of advertising expense totaled $4.2 million and $3.9 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three and six-month periods ended March 30, 2024 and March 25, 2023 both include 13 and 26 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and six-month periods ended March 30, 2024 and March 25, 2023, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 30,	March 25,	March 30,	March 25,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.5%	23.6%	23.5%	24.3%
Operating and administrative expenses	20.8%	19.4%	20.1%	19.0%
Gain from sale or disposal of assets	0.6%	—%	0.3%	—%
Income from operations	3.3%	4.2%	3.7%	5.3%
Other income, net	0.2%	0.1%	0.2%	0.1%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	0.8%	1.0%	0.9%	1.2%
Net income	2.3%	2.9%	2.6%	3.8%

Three Months Ended March 30, 2024 Compared to the Three Months Ended March 25, 2023

Net income for the second quarter of fiscal 2024 totaled $31.9 million, compared with net income of $40.5 million for the second quarter of fiscal 2023. The decrease related primarily to increased expenses, as described below.

Net Sales. Net sales decreased by $13.1 million, or 0.95%, to $1.37 billion for the three months ended March 30, 2024 compared with $1.38 billion for the three months ended March 25, 2023. Excluding fuel sales, total grocery comparable store sales decreased 0.2% over the comparative fiscal quarter. Ingles operated 198 stores at both March 30, 2024 and March 25, 2023.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	March 30,	March 25,
	2024	2023
Grocery	$490,490	$492,553
Non-foods	305,921	308,684
Perishables	349,135	348,204
Fuel	169,742	175,551
Total retail grocery	$1,315,288	$1,324,992

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 30, 2024 are summarized as follows (in thousands):

Total retail sales for the three months ended March 25, 2023	$1,324,992
Comparable store sales decrease (including fuel)	(11,950)
Effect of Easter in second quarter of fiscal 2024	9,723
Other	(7,477)
Total retail sales for the three months ended March 30, 2024	$1,315,288

Gross Profit. Gross profit for the three-month period ended March 30, 2024 totaled $321.9 million, a decrease of $4.1 million, or 1.2%, compared with gross profit of $325.9 million for the three-month period ended March 25, 2023. Gross profit as a percentage of sales was 23.5% and 23.6% for the three months ended March 30, 2024 and March 25, 2023, respectively. The decrease in gross profit as a percentage of sales resulted primarily from inflation and raw material shortages, which have increased the cost of products.

Operating and Administrative Expenses. Operating and administrative expenses increased $15.9 million, or 5.9%, to $284.8 million for the three months ended March 30, 2024, from $268.9 million for the three months ended March 25, 2023. As a percentage of sales, operating and administrative expenses were 20.8% and 19.5% for the March 2024 and March 2023 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase as a
	in millions	% of sales
Salaries and wages	$6.5	0.48%
Insurance	$6.0	0.44%
Repairs and maintenance	$2.0	0.15%

Salaries and wages increased due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Insurance expense increased due to higher claim volume for our self-insured employee benefit plans.

Repairs and maintenance increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $7.7 million for the three months ended March 30, 2024, primarily from the exchange of adjacent property. Gain from the sale or disposal of assets totaled $0.6 million for the three months ended March 25, 2023.

Interest Expense. Interest expense totaled $5.6 million for the three-month period ended March 30, 2024 compared with $5.3 million for the three-month period ended March 25, 2023. The increase related primarily to higher interest rates applicable to our variable rate indebtedness. Total debt at March 2024 was $539.1 million compared with $556.7 million at March 2023.

Income Taxes. Income tax expense totaled $10.7 million for the three months ended March 30, 2024, reflecting an effective tax rate of 25.1% of pretax income. Income tax expense totaled $13.5 million for the three months ended March 25, 2023, reflecting an effective tax rate of 25.0% of pretax income.

Net Income. Net income totaled $31.9 million for the three-month period ended March 30, 2024 compared with $40.5 million for the three-month period ended March 25, 2023. Basic and diluted earnings per share for Class A Common Stock were $1.72 and $1.68, respectively, for the March 2024 quarter, compared to $2.18 and $2.13, respectively, for the March 2023 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.56 for the March 2024 quarter compared with $1.98 for the March 2023 quarter.

Six Months Ended March 30, 2024 Compared to the Six Months Ended March 25, 2023

Net income for the first half of fiscal 2024 totaled $75.3 million, compared with net income of $109.9 million for the first half of fiscal 2023. The decrease related primarily to increased expenses, as described below.

Net Sales. Net sales decreased by $25.4 million, or 0.88%, to $2.85 billion for the six months ended March 30, 2024 compared with $2.87 billion for the six months ended March 25, 2023. Excluding fuel sales, total grocery comparable store sales increased 0.43% over the comparative six-month period.

Sales by product category (in thousands) were as follows:

	Six Months Ended
	March 30,	March 25,
	2024	2023
Grocery	$1,012,295	$1,033,411
Non-foods	664,019	636,039
Perishables	717,119	722,392
Fuel	347,629	368,023
Total retail grocery	$2,741,061	$2,759,865

Changes in retail grocery sales for the quarter ended March 30, 2024 are summarized as follows (in thousands):

Total retail sales for the six months ended March 25, 2023	$2,759,865
Comparable store sales increase (including fuel)	(8,782)
Effect of Easter in second quarter of fiscal 2024	9,723
Other	(19,745)
Total retail sales for the six months ended March 30, 2024	$2,741,061

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the six-month period ended March 30, 2024 totaled $670.7 million, a decrease of $26.4 million, or 3.79%, compared with gross profit of $697.1 million for the six-month period ended March 25, 2023. Gross profit as a percentage of sales was 23.5% and 24.3% for the six months ended March 30, 2024 and March 25, 2023, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased $29.5 million, or 5.4%, to $574.6 million for the six months ended March 30, 2024, from $545.1 million for the six months ended March 25, 2023. As a percentage of sales, operating and administrative expenses were 20.2% and 19.0% for the March 2024 and March 2023 six-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$15.4	0.54%
Insurance	$8.4	0.30%
Repairs and maintenance	$2.4	0.08%

Salaries and wages increased due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Insurance expense increased due to higher claim volume and costs related to the self-insured employee benefits.

Repairs and maintenance expense increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $8.3 million for the six months ended March 30, 2024, as compared to $1.4 million for the six months ended March 25, 2023.

Interest Expense. Interest expense totaled $11.3 million for the six-month period ended March 30, 2024 compared with $10.7 million for the six-month period ended March 25, 2023. The increase related primarily to higher interest rates applicable to our variable rate indebtedness. Total debt at March 2024 was $539.1 million compared with $556.7 million at March 2023.

Income Taxes. Income tax expense totaled $24.8 million for the six months ended March 30, 2024, reflecting an effective tax rate of 24.8% of pretax income. Income tax expense totaled $36.0 million for the six months ended March 25, 2023, reflecting an effective tax rate of 24.7% of pretax income.

Net Income. Net income totaled $75.3 million for the six-month period ended March 30, 2024 compared with $109.9 million for the six-month period ended March 25, 2023. Basic and diluted earnings per share for Class A Common Stock were $4.05 and $3.96, respectively, for the six months ended March 30, 2024, compared to $5.92 and $5.79, respectively, for the six months ended March 25, 2023. Basic and diluted earnings per share for Class B Common Stock were each $3.68 for the six months ended March 30, 2024 compared with $5.38 for the six months ended March 25, 2023.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $98.4 million for the six-month period ended March 30, 2024. The Company’s capital expenditures include the construction of new stores, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2024 currently include investments of approximately $160 to $200 million. The Company currently plans to dedicate the majority of its fiscal 2024 capital expenditures to continued improvement of its store base, including remodeling and continued investment in one store expected to open in fiscal 2024, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

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

Liquidity

The Company generated $85.9 million net cash from operations for the March 2024 six-month period compared with $94.4 million for the March 2023 six-month period. Cash from operations decreased by $8.5 million due to lower net income for the March 2024 six-month period compared with the March 2023 six-month period.

Cash used by investing activities for the six-month periods ended March 30, 2024 and March 25, 2023 totaled $94.6 million and $89.6 million, respectively, consisting primarily of capital expenditures and purchases of short term investments.

Cash used by financing activities totaled $17.9 million for the six-month period ended March 30, 2024, compared with $21.7 million for the six-month period ended March 25, 2023. The increase was primarily related to principal payments on long-term debt.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at March 30, 2024. The Company is not required to maintain compensating balances in connection with the Line. At March 30, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $44.9 million as of March 30, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $21.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $120.8 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of March 30, 2024, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $1.7 billion of additional borrowings (including borrowings under the Line) as of March 30, 2024.

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

Impact of Inflation

The following table from the United States Bureau of Labor Statistics lists annualized changes in the Consumer Price Index that could have an effect on the Company’s operations. One of the Company’s significant costs is labor, which increases with general inflation. Inflation or deflation in energy costs affects the Company’s fuel sales, distribution expenses and plastic supply costs. During the past twelve months, inflation has declined from recent highs, impacting food costs, transportation costs, and labor costs.

Twelve Months Ended
March 2024
All items	3.5%
Food at home	1.2%
Energy	2.1%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $142.3 million. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Exchange Act, on November 29, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2023. Following such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 30, 2024.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the six months ended March 30, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our sercurities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 or Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 9, 2024	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: May 9, 2024	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)