Form 10-Q
period 2024-06-29
INGLES MARKETS INC
filed 2024-08-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

or

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

As of August 6, 2024, the registrant had 14,544,925 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,449,451 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 29,	September 30,
	2024	2023
ASSETS
Current Assets:
Cash and cash equivalents	$354,758,957	$328,539,922
Receivables - net	99,609,900	107,570,690
Inventories	483,546,106	493,859,775
Other current assets	24,797,126	22,585,958
Total Current Assets	962,712,089	952,556,345
Property and Equipment - Net	1,497,177,121	1,431,872,289
Operating lease right of use assets	34,523,548	39,602,202
Other Assets	51,308,801	49,814,897
Total Assets	$2,545,721,559	$2,473,845,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,520,876	$17,526,289
Current portion of operating lease liabilities	6,003,161	7,594,971
Current portion of finance lease liabilities	664,738	635,559
Accounts payable - trade	208,430,681	204,040,546
Accrued expenses and current portion of other long-term liabilities	89,759,055	100,735,784
Total Current Liabilities	322,378,511	330,533,149
Deferred Income Taxes	65,187,000	67,187,000
Long-Term Debt	518,349,281	532,631,960
Noncurrent operating lease liabilities	30,551,086	34,016,670
Noncurrent finance lease liabilities	2,557,674	3,059,938
Other Long-Term Liabilities	52,863,757	47,444,876
Total Liabilities	991,887,309	1,014,873,593
Stockholders’ Equity
Preferred stock, $0.05 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value per share; 150,000,000 shares authorized; 14,544,925 shares issued and outstanding June 29, 2024; 14,497,075 shares issued and outstanding at September 30, 2023	727,246	724,854
Class B, convertible to Class A, $0.05 par value per share; 100,000,000 shares authorized; 4,449,451 shares issued and outstanding June 29, 2024; 4,497,301 shares issued and outstanding at September 30, 2023	222,473	224,865
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	10,282,936	13,233,631
Retained earnings	1,542,601,595	1,444,788,790
Total Stockholders’ Equity	1,553,834,250	1,458,972,140
Total Liabilities and Stockholders’ Equity	$2,545,721,559	$2,473,845,733

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 29,	June 24,
	2024	2023
Net sales	$1,393,539,073	$1,433,868,605
Cost of goods sold	1,063,780,771	1,095,767,991
Gross profit	329,758,302	338,100,614
Operating and administrative expenses	286,250,439	270,911,362
Gain from sale or disposal of assets	643,003	116,182
Income from operations	44,150,866	67,305,434
Other income, net	3,553,582	2,114,798
Interest expense	5,358,849	5,441,689
Income before income taxes	42,345,599	63,978,543
Income tax expense	10,624,000	15,719,000
Net income	$31,721,599	$48,259,543

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(341,610)	$2,536,797
Income tax benefit (expense)	79,000	(619,000)
Other comprehensive (loss) income, net of tax	(262,610)	1,917,797
Comprehensive income	$31,458,989	$50,177,340

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.71	$2.60
Diluted earnings per common share	$1.67	$2.54
Class B Common Stock
Basic earnings per common share	$1.55	$2.36
Diluted earnings per common share	$1.55	$2.36
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Net sales	$4,242,080,604	$4,307,786,852
Cost of goods sold	3,241,636,263	3,272,591,387
Gross profit	1,000,444,341	1,035,195,465
Operating and administrative expenses	860,839,056	815,980,784
Gain from sale or disposal of assets	8,982,047	1,493,484
Income from operations	148,587,332	220,708,165
Other income, net	10,541,529	5,290,862
Interest expense	16,653,035	16,133,198
Income before income taxes	142,475,826	209,865,829
Income tax expense	35,462,000	51,695,000
Net income	$107,013,826	$158,170,829

Other comprehensive loss:
Change in fair value of interest rate swap	$(3,898,695)	$(1,656,936)
Income tax benefit	948,000	405,000
Other comprehensive loss, net of tax	(2,950,695)	(1,251,936)
Comprehensive income	$104,063,131	$156,918,893

Per share amounts:
Class A Common Stock
Basic earnings per common share	$5.76	$8.51
Diluted earnings per common share	$5.63	$8.33
Class B Common Stock
Basic earnings per common share	$5.23	$7.74
Diluted earnings per common share	$5.23	$7.74
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 29, 2024 AND JUNE 24, 2023

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	69,371,481	69,371,481
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,150,507)	—	(1,150,507)
Cash dividends	—	—	—	—	—	—	(3,064,821)	(3,064,821)
Common stock conversions	9,125	456	(9,125)	(456)	—	—	—	—
Balance, December 24, 2022	14,386,700	$719,335	4,607,676	$230,384	$—	$11,256,044	$1,312,544,815	$1,324,750,578
Net income	—	—	—	—	—	—	40,539,805	40,539,805
Other comprehensive loss, net of income tax	—	—	—	—	—	(2,019,226)	—	(2,019,226)
Cash dividends	—	—	—	—	—	—	(3,064,960)	(3,064,960)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, March 25, 2023	14,386,925	$719,346	4,607,451	$230,373	$—	$9,236,818	$1,350,019,660	$1,360,206,197
Net income	—	—	—	—	—	—	48,259,543	48,259,543
Other comprehensive income, net of income tax	—	—	—	—	—	1,917,797	—	1,917,797
Cash dividends	—	—	—	—	—	—	(3,064,961)	(3,064,961)
Common stock conversions	28,325	1,417	(28,325)	(1,417)	—	—	—	—
Balance, June 24, 2023	14,415,250	$720,763	4,579,126	$228,956	$—	$11,154,615	$1,395,214,242	$1,407,318,576

Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572
Net income	—	—	—	—	—	—	31,898,626	31,898,626
Other comprehensive income, net of income tax	—	—	—	—	—	1,141,471	—	1,141,471
Cash dividends	—	—	—	—	—	—	(3,067,200)	(3,067,200)
Common stock conversions	525	26	(525)	(26)	—	—	—	—
Balance, March 30, 2024	14,536,700	$726,835	4,457,676	$222,884	$—	$10,545,546	$1,513,947,204	$1,525,442,469
Net income	—	—	—	—	—	—	31,721,599	31,721,599
Other comprehensive loss, net of income tax	—	—	—	—	—	(262,610)	—	(262,610)
Cash dividends	—	—	—	—	—	—	(3,067,208)	(3,067,208)
Common stock conversions	8,225	411	(8,225)	(411)	—	—	—	—
Balance, June 29, 2024	14,544,925	$727,246	4,449,451	$222,473	$—	$10,282,936	$1,542,601,595	$1,553,834,250

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Cash Flows from Operating Activities:
Net income	$107,013,826	$158,170,829
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	87,531,782	86,816,686
Non cash operating lease cost	4,896,220	5,669,772
Gain from sale or disposal of assets	(8,982,047)	(1,493,484)
Receipt of advance payments on purchases contracts	1,514,169	2,502,492
Recognition of advance payments on purchases contracts	(2,200,032)	(2,194,407)
Deferred income taxes	(1,052,000)	(3,907,000)
Changes in operating assets and liabilities:
Receivables	7,997,010	(3,666,483)
Inventory	10,313,669	(24,012,913)
Other assets	(7,620,010)	(21,746,318)
Operating lease liabilities	(4,894,593)	(5,665,635)
Accounts payable and accrued expenses	(5,261,985)	(13,495,969)
Net Cash Provided by Operating Activities	189,256,009	176,977,570
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	4,508,796	1,891,315
Capital expenditures	(143,029,116)	(137,097,148)
Net Cash Used by Investing Activities	(138,520,320)	(135,205,833)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(14,842,548)	(19,030,680)
Repayment of finance lease	(473,086)	—
Dividends paid	(9,201,020)	(9,194,742)
Net Cash Used by Financing Activities	(24,516,654)	(28,225,422)
Net Increase in Cash and Cash Equivalents	26,219,035	13,546,315
Cash and cash equivalents at beginning of period	328,539,922	267,198,517
Cash and Cash Equivalents at End of Period	$354,758,957	$280,744,832

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 29, 2024 and June 24, 2023

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of June 29, 2024 and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 29, 2024 and June 24, 2023, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the nine months ended June 29, 2024 and June 24, 2023. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023.

The results of operations for the three-month and nine-month periods ended June 29, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $395,137 at June 29, 2024 and $143,753 at September 30, 2023.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	June 29,	September 30,
	2024	2023
Property, payroll and other taxes payable	$22,754,176	$25,203,091
Salaries, wages and bonuses payable	44,339,468	50,836,143
Self-insurance liabilities	15,742,025	13,974,358
Interest payable	1,477,964	5,111,666
Other	5,445,422	5,610,526
	$89,759,055	$100,735,784

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $34.5 million at June 29, 2024. Of this amount, $15.7 million was accounted for as a current liability and $18.8 million as a long-term liability, which included $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable. At September 30, 2023, the Company’s self-insurance reserves totaled $32.9 million of which $14.0 million was accounted for as a current liability and $18.9 million as a long-term liability, which included $4.3 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $9.4 million and $8.6 million for the three-month periods ended June 29, 2024 and June 24, 2023, respectively. For the nine-month periods ended June 29, 2024 and June 24, 2023, employee insurance expense, net of employee contributions totaled $31.9 million and $27.5 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center, as well as in the aggregate at June 29, 2024 and September 30, 2023.

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

The Company may redeem all or a portion of the Notes at any time at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the 12-month period beginning June 15 of the years indicated below:

Year
2026	102.000%
2027	101.333%
2028	100.667%
2029 and thereafter	100.000%

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which none were issued at June 29, 2024. The Company is not required to maintain compensating balances in connection with the Line. At June 29, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $49.9 million as of June 29, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $20.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $118.8 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three and nine months ended June 29, 2024, the Company recorded $0.3 million and $3.0 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $13.6 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 29, 2024. For the three and nine months ended June 24, 2023, the Company recorded $1.9 million of other comprehensive income and $1.3 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $14.8 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 24, 2023.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants at June 29, 2024.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 29, 2024, property and equipment with an undepreciated cost of approximately $250.4 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At June 29, 2024, the Company had excess net worth totaling $511.0 million calculated under covenants in the Bonds, various floating rate loans, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 18, 2024 to stockholders of record on April 11, 2024.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on July 18, 2024 to stockholders of record on July 11, 2024

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on November 29, 2023, as well as Note I, “Earnings Per Common Share” below.

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

	Three Months Ended		Nine Months Ended
	June 29, 2024		June 29, 2024
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,809,358	$6,912,241	$83,650,769	$23,363,057
Conversion of Class B to Class A shares	6,912,241	—	23,363,057	—
Net income allocated, diluted	$31,721,599	$6,912,241	$107,013,826	$23,363,057

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,538,845	4,455,531	14,530,996	4,463,380
Conversion of Class B to Class A shares	4,455,531	—	4,463,380	—
Weighted average shares outstanding, diluted	18,994,376	4,455,531	18,994,376	4,463,380

Earnings per share
Basic	$1.71	$1.55	$5.76	$5.23
Diluted	$1.67	$1.55	$5.63	$5.23

	Three Months Ended		Nine Months Ended
	June 24, 2023		June 24, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$37,416,992	$10,842,551	$122,532,744	$35,638,085
Conversion of Class B to Class A shares	10,842,551	—	35,638,085	—
Net income allocated, diluted	$48,259,543	$10,842,551	$158,170,829	$35,638,085

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,404,387	4,589,989	14,390,853	4,603,523
Conversion of Class B to Class A shares	4,589,989	—	4,603,523	—
Weighted average shares outstanding, diluted	18,994,376	4,589,989	18,994,376	4,603,523

Earnings per share
Basic	$2.60	$2.36	$8.51	$7.74
Diluted	$2.54	$2.36	$8.33	$7.74

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

Operating Leases – Rent expense for all operating leases totaled $2.5 million for the three months ended June 29, 2024 and $7.6 million for the nine months ended June 29, 2024. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which are insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $630.0 thousand included amortization expense of $535.5 thousand, which was included in operating and administrative expense, and $156.9 thousand of interest expense for the nine months ended June 29, 2024.

Future maturities of lease liabilities as of June 29, 2024 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2024	$1,976,594	$210,000
2025	7,820,676	840,000
2026	6,659,345	840,000
2027	5,899,762	840,000
2028	4,357,796	840,000
Thereafter	20,478,331	101,500
Total lease payments	$47,192,504	$3,671,500
Less amount representing interest	10,638,257	449,088
Present value of lease liabilities	$36,554,247	$3,222,412

On the Condensed Consolidated Balance Sheets, purchases of leased properties offset by lease extensions exercised during the nine months ended June 29, 2024 decreased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities”. At June 29, 2024, the weighted average remaining lease term for the Company’s operating leases was 13.0 years. The weighted average discount rate used to determine operating lease liability balances as of June 29, 2024 was 5.275%, and was 6.0% for finance lease liability balances.

Leases as Lessor

At June 29, 2024, the Company owned and operated 97 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 29, 2024	June 29, 2024
Rents earned on owned and subleased properties:
Base rentals	$6,751,937	$20,454,733
Variable rentals	50,955	152,867
Total	6,802,892	20,607,600
Depreciation on owned properties leased to others	(2,021,286)	(6,054,656)
Other shopping center expenses	(864,435)	(2,857,149)
Total	$3,917,171	$11,695,795

Future minimum operating lease receipts at June 29, 2024 were as follows:

Fiscal Year
Remainder of 2024	$5,144,208
2025	19,328,706
2026	15,603,242
2027	12,225,135
2028	9,308,601
Thereafter	32,303,185
Total minimum future rental income	$93,913,077

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Revenues from unaffiliated customers:
Grocery	$478,099	$490,327	$1,490,393	$1,523,738
Non-foods	303,619	329,149	967,638	965,189
Perishables	362,409	362,174	1,079,528	1,084,565
Fuel	194,695	196,105	542,324	564,128
Total Retail	$1,338,822	$1,377,755	$4,079,883	$4,137,620
Other	54,717	56,114	162,198	170,167
Total revenues from unaffiliated customers	$1,393,539	$1,433,869	$4,242,081	$4,307,787

Income from operations:
Retail	$37,556	$59,935	$129,678	$198,636
Other	6,595	7,370	18,909	22,072
Total income from operations	$44,151	$67,305	$148,587	$220,708

	June 29,	September 30,
	2024	2023
Assets:
Retail	$2,198,985	$2,159,883
Other	348,399	317,479
Elimination of intercompany receivable	(1,662)	(3,516)
Total assets	$2,545,722	$2,473,846

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 29, 2024 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$304,500	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	135,960	135,960	Level 2
Interest rate swap derivative contracts asset	13,616	13,616	Level 2
Non-qualified retirement plan assets	25,351	25,351	Level 2

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

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 29, 2024, there were $500,000 loans issued, all of which were repaid.

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

For the nine months ended June 29, 2024, there were no material changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023 that have had a material impact on our condensed consolidated financial statements and related notes.

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At June 29, 2024 the Company’s self-insurance reserves totaled $34.5 million. This amount included $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 29, 2024.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $34.3 million and $31.4 million for the fiscal quarters ended June 29, 2024 and June 24, 2023, respectively. For the nine-month periods ended June 29, 2024 and June 24, 2023, vendor allowances applied as a reduction of merchandise costs totaled $106.9 million and $96.0 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.1 million for each of the fiscal quarters ended June 29, 2024 and June 24, 2023. For the nine-month periods ended June 29, 2024 and June 24, 2023, vendor advertising allowances recorded as a reduction of advertising expense totaled $6.3 million and $6.0 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 29, 2024 and June 24, 2023 each include 13 and 39 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For both the three- and nine-month periods ended June 29, 2024 and June 24, 2023, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 29,	June 24,	June 29,	June 24,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.7%	23.6%	23.6%	24.0%
Operating and administrative expenses	20.5%	18.9%	20.3%	18.8%
Gain from sale or disposal of assets	—%	—%	0.2%	—%
Income from operations	3.2%	4.7%	3.5%	5.2%
Other income, net	0.3%	0.2%	0.2%	0.1%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	0.8%	1.1%	0.8%	1.2%
Net income	2.3%	3.4%	2.5%	3.7%

Three Months Ended June 29, 2024 Compared to the Three Months Ended June 24, 2023

Net income for the third quarter of fiscal 2024 totaled $31.7 million compared with net income of $48.3 million for the third quarter of fiscal 2023. The decrease related primarily to an increase in operating and administrative expenses as a percentage of sales.

Net Sales. Net sales decreased by $40.3 million, or 2.8%, to $1.39 billion for the three months ended June 29, 2024 compared with $1.43 billion for the three months ended June 24, 2023. Excluding fuel sales, total grocery comparable store sales decreased 4.1% over the comparative fiscal quarter. Ingles operated 198 stores at both June 29, 2024 and June 24, 2023.

Sales by product category were as follows (in thousands):

	Three Months Ended
	June 29,	June 24,
	2024	2023
Grocery	$478,099	$490,327
Non-foods	303,619	329,149
Perishables	362,409	362,174
Fuel	194,695	196,105
Total retail grocery	$1,338,822	$1,377,755

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 29, 2024 are summarized as follows (in thousands):

Total retail sales for the three months ended June 24, 2023	$1,377,755
Comparable store sales decrease (including fuel)	(50,303)
Other	11,370
Total retail sales for the three months ended June 29, 2024	$1,338,822

Gross Profit. Gross profit for the three-month period ended June 29, 2024 totaled $329.8 million, a decrease of $8.3 million, or 2.5%, compared with gross profit of $338.1 million for the three-month period ended June 24, 2023. Gross profit as a percentage of sales was 23.7% and 23.6% for the three months ended June 29, 2024 and June 24, 2023, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased $15.3 million, or 5.7%, to $286.3 million for the three months ended June 29, 2024, from $270.9 million for the three months ended June 24, 2023. As a percentage of sales, operating and administrative expenses were 20.5% and 18.9% for the June 2024 and June 2023 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$5.0	0.36%
Insurance	$4.4	0.31%
Repairs and maintenance	$1.7	0.12%

Salaries and wages increased due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Insurance expense increased due to higher claim volume for the Company’s self-insured employee benefit plans.

Repairs and maintenance increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $643.0 thousand for the three months ended June 29, 2024. During the quarter ended June 24, 2023, the gain from the sale or disposal of assets was $116.2 thousand.

Interest Expense. Interest expense totaled $5.4 million for each of the three-month periods ended June 29, 2024 and June 24, 2023. Total debt at June 2024 was $535.9 million compared with $553.4 million at June 2023.

Income Taxes. Income tax expense totaled $10.6 million for the three months ended June 29, 2024 and $15.7 million for the three months ended June 24, 2023, reflecting effective tax rates of 25.1% and 24.6%, respectively.

Net Income. Net income totaled $31.7 million for the three-month period ended June 29, 2024 compared with $48.3 million for the three-month period ended June 24, 2023. Basic and diluted earnings per share for Class A Common Stock were $1.71 and $1.67, respectively, for the June 2024 quarter, compared to $2.60 and $2.54, respectively, for the June 2023 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.55 for the June 2024 quarter compared with $2.36 for the June 2023 quarter.

Nine Months Ended June 29, 2024 Compared to the Nine Months Ended June 24, 2023

Net income for the nine months ended June 29, 2024 totaled $107.0 million, compared with net income of $158.2 million for the nine months ended June 24, 2023.

Net Sales. Net sales decreased by $65.7 million, or 1.5%, to $4.24 billion for the nine months ended June 29, 2024 compared with $4.31 billion for the nine months ended June 24, 2023. Excluding fuel sales, total grocery comparable store sales decreased 1.1% over the comparative nine-month period. Ingles operated 198 stores at both June 29, 2024 and June 24, 2023.

Sales by product category were as follows (in thousands):

	Nine Months Ended
	June 29,	June 24,
	2024	2023
Grocery	$1,490,393	$1,523,738
Non-foods	967,638	965,189
Perishables	1,079,528	1,084,565
Fuel	542,324	564,128
Total retail grocery	$4,079,883	$4,137,620

Changes in retail grocery sales for the nine months ended June 29, 2024 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 24, 2023	$4,137,620
Comparable store sales increase (including fuel)	(59,085)
Other	1,348
Total retail sales for the nine months ended June 29, 2024	$4,079,883

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the nine-month period ended June 29, 2024 totaled $1.00 billion, a decrease of $34.8 million, or 3.36%, compared with gross profit of $1.04 billion for the nine-month period ended June 24, 2023. Gross profit as a percentage of sales was 23.6% and 24.0% for the nine months ended June 29, 2024 and June 24, 2023, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased $44.9 million, or 5.5%, to $860.8 million for the nine months ended June 29, 2024, from $816.0 million for the nine months ended June 24, 2023. As a percentage of sales, operating and administrative expenses were 20.3% and 18.8% for the June 2024 and June 2023 nine-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$20.4	0.48%
Insurance	$12.8	0.30%
Repairs and maintenance	$4.1	0.10%

Salaries and wages increased in dollars due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Insurance expense increased due to higher claim volume for the Company’s self-insured employee benefit plans.

Repairs and maintenance expense increased due to higher refrigerant costs and the cost of other supply items, as well as increased wear and tear on equipment to accommodate sales volume.

Gain from Sale or Disposal of Assets. During the nine months ended June 29, 2024, the gain from the sale or disposal of assets totaled $9.0 million, primarily due to the exchange of adjacent properties, compared to $1.5 million during the nine months ended June 24, 2023.

Interest Expense. Interest expense totaled $16.7 million for the nine-month period ended June 29, 2024 compared with $16.1 million for the nine-month period ended June 24, 2023.

Income Taxes. Income tax expense totaled $35.5 million for the nine months ended June 29, 2024 and $51.7 million for the nine months ended June 24, 2023, reflecting effective tax rates of 24.9% and 24.6%, respectively.

Net Income. Net income totaled $107.0 million for the nine-month period ended June 29, 2024 compared with $158.2 million for the nine-month period ended June 24, 2023. Basic and diluted earnings per share for Class A Common Stock were $5.76 and $5.63, respectively, for the nine months ended June 29, 2024, compared to $8.51 and $8.33, respectively, for the nine months ended June 24, 2023. Basic and diluted earnings per share for Class B Common Stock were each $5.23 for the nine months ended June 29, 2024 compared with $7.74 for the nine months ended June 24, 2023.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $143.0 million for the nine-month period ended June 29, 2024. The Company’s capital expenditures include the construction of one new store, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2024 currently include investments of approximately $170 to $190 million. The Company currently plans to dedicate the remainder of its fiscal 2024 capital expenditures to continued improvement of its store base, including remodeling and continued investment in one store expected to open by the end of fiscal 2024, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

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

Liquidity

The Company generated $189.3 million net cash from operations for the nine-month period ended June 29, 2024 compared with $177.0 million for the nine-month period ended June 24, 2023. Net cash from operations increased due to a decrease in working capital needs during the June 2024 nine-month period compared with the June 2023 nine-month period.

Cash used by investing activities for the nine-month periods ended June 29, 2024 and June 24, 2023 totaled $138.5 million and $135.2 million, respectively, consisting primarily of capital expenditures.

Cash used by financing activities totaled $24.5 million for the nine-month period ended June 29, 2024 compared with $28.2 million for the nine-month period ended June 24, 2023. The decrease was primarily related to principal payments on long-term debt.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at June 29, 2024. The Company is not required to maintain compensating balances in connection with the Line. At June 29, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $49.9 million as of June 29, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $20.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $118.8 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of June 29, 2024, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $1.2 billion of additional borrowings (including borrowings under the Line) as of June 29, 2024.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, changing demographics, and a resurgence of the COVID-19 pandemic or variants of the virus, as well as the additional factors discussed below under “Forward-Looking Statements.” It is also possible, for such reasons, that the results of operations from the new, expanded, remodeled and/or replacement stores will not meet or exceed the results of operations from existing stores that are described in this Quarterly Report on Form 10-Q.

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

Twelve Months Ended
June 2024
All items	3.0%
Food at home	1.1%
Energy	1.0%

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, a resurgence of the COVID-19 pandemic or variants of the virus on our business and economic conditions generally in the Company’s operating area; the

Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Exchange Act, on November 29, 2023.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $138.8 million. The Company does not utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 30, 2023, filed by the Company under the Exchange Act, on November 29, 2023.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 29, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2023. Following such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 29, 2024.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended June 29, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 8, 2024	/s/ James W. Lanning
James W. Lanning
President and Chief Executive Officer (principal executive officer)

Date: August 8, 2024	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)