Form 10-K
period 2024-09-28
INGLES MARKETS INC
filed 2024-12-27
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 28, 2024

or

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

As of March 30, 2024, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 30, 2024, was approximately $1.13 billion. As of December 24, 2024, the registrant had 14,545,750 shares of Class A Common Stock outstanding and 4,448,626 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 28, 2024

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to the same storm. These recorded losses do not include future repairs and rebuilds, nor do they account for revenue lost due to store closures or electronic payment disruptions.

The Company’s properties, including its distribution center, were impacted; however, the distribution center returned to full operation within two weeks following the storm. Four stores sustained damage that required that they be temporarily closed. As of the date of this Annual Report on Form 10-K, one of the four stores has reopened and the three remaining stores are scheduled to reopen during 2025.

Overview

The Company remodels, expands and relocates stores in these communities and builds stores in new locations to retain and grow its customer base while retaining a high level of customer service and convenience. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items, organic and locally-sourced items throughout its market areas.

The Company believes that customer service and convenience, modern stores and competitive prices on a broad selection of quality merchandise are essential to developing and retaining a loyal customer base. The Company has an ongoing renovation and expansion plan to add stores in its target markets and modernize the appearance and layout of its existing stores. The Company’s new and remodeled supermarkets provide an enhanced level of customer convenience in order to accommodate the lifestyle of today’s shoppers. Design features of the Company’s modern stores focus on featuring local organic and home meal replacement items in the perishable departments, in-store pharmacies, on-premises fuel centers, and an expanded selection of food and non-food items throughout. The Company offers online ordering of its products for pickup at its stores.

Substantially all of the Company’s stores are located within 280 miles of the Company’s warehouse and distribution facilities, near Asheville, North Carolina. The Company operates 1.65 million square feet of warehouse and distribution facilities. These facilities supply the Company’s supermarkets with approximately 58% of the goods the Company sells. The remaining 42% is purchased from third parties and is generally delivered directly to the stores. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items. Due to damage sustained at the distribution center from Hurricane Helene, including power outages and connectivity issues, water outages and road closures, the normal receiving and shipping activities were limited for approximately two weeks after the storm.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 68% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. The milk processing and packaging plant did not sustain physical damage as a result of Hurricane Helene. In addition, the milk processing and packaging plant sells approximately 82% of its products to other retailers, food service distributors and grocery warehouses in 17 states, which provides the Company with an additional source of revenue.

The Company owns the real property for 175 of its supermarkets, either in free-standing stores or as the anchor tenant in a Company-owned shopping center. The Company also owns 29 undeveloped sites suitable for a free-standing store or other development by the Company or a third party. The Company’s owned real estate, including undeveloped sites, is generally located in the same geographic region as its supermarkets.

Common Stock and Corporate Information

The Company has been publicly traded since September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded. As of September 28, 2024, Mr. Robert P. Ingle II, our Chairman, beneficially owned approximately 72.5% of the combined voting power and 22.7% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

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

Business

The Company operates one primary business segment, retail grocery, on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 28, 2024 and September 24, 2022 each consisted of 52 weeks of operations. The consolidated statements of income for the fiscal year ended September 30, 2023 had 53 weeks. Income from operations for the primary business segment, retail grocery sales, includes the charges for impairment losses from Hurricane Helene of $34.9 million. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K):

	Fiscal Years Ended
(dollars in millions)	September 28, 2024		September 30, 2023		September 24, 2022
Revenues from unaffiliated customers:
Grocery	$1,983.2		$2,062.4		$1,940.4
Non-foods	1,273.3		1,326.9		1,204.5
Perishables	1,441.1		1,482.1		1,445.0
Fuel	724.2		792.5		885.8
Total retail	5,421.8	96.1%	5,663.9	96.1%	5,475.7	96.4%
Other	217.8	3.9%	228.9	3.9%	203.1	3.6%
	$5,639.6	100.0%	$5,892.8	100.0%	$5,678.8	100.0%
Income from operations:
Retail	$123.0	83.6%	$263.2	90.0%	$353.0	93.7%
Other	24.2	16.4%	29.1	10.0%	23.9	6.3%
	147.2	100.0%	292.3	100.0%	376.9	100.0%
Other income, net	14.2		8.3		5.9
Interest expense	21.9		22.1		21.5
Income before income taxes	$139.5		$278.5		$361.3

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

The “Other” category consists of fluid dairy operations and shopping center rentals.

Supermarket Operations

At September 28, 2024, the Company operated 189 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal Year Ended			Net Sales for Fiscal Years Ended
	September 28,	September 30,	September 24,	September 28,	September 30,	September 24,
	2024	2023	2022	2024	2023	2022
North Carolina	75	75	75	41%	41%	41%
South Carolina	35	35	35	19%	19%	19%
Georgia	65	65	65	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	198	198	198	100%	100%	100%

The Company believes that today’s supermarket customers focus on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 28, 2024, the Company operated 115 pharmacies and 108 fuel stations, in each case at the Company’s grocery store locations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended
	September 28,	September 30,	September 24,	September 25,	September 26,
	2024	2023	2022	2021	2020
Weighted Average Sales Per Store (000’s) (1)	$27,341	$28,565	$27,622	$23,926	$22,215
Total Square Feet at End of Year (000’s)	11,405	11,403	11,342	11,342	11,256
Average Total Square Feet per Store	57,602	57,589	57,281	57,281	57,138
Average Square Feet of Selling Space per Store (2)	40,322	40,313	40,097	40,097	39,997
Weighted Average Sales per Square Foot of Selling Space (1) (2)	676	709	689	609	568

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

The Ingles Curbside service allows customers to order any product in the Company’s stores online. The order is picked by store associates and loaded into the customer’s vehicle. This service is currently offered at 134 of the Company’s stores.

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

The remaining 42% of the Company’s inventory requirements, primarily beverages, pharmacy, fuel, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 182 tractors and 842 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting with third parties to transport their merchandise on our trucks that would otherwise be empty).

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings. The construction of new stores by independent contractors is closely monitored and controlled by the Company. During fiscal year 2024, the Company started construction on a new store and started remodeling projects on several stores.

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

The following table sets forth, for the fiscal years indicated, the Company’s new store development, including the effect of the Company’s store remodeling activities, which has generally increased the average square footage of its stores:

	2024	2023	2022	2021	2020
Number of Stores:
Opened	—	—	—	2	—
Closed	—	—	—	1	1
Stores open at end of period	198	198	198	198	197
Size of Stores:
Less than 42,000 sq. ft.	45	45	46	46	46
42,000 up to 51,999 sq. ft.	22	22	22	22	22
52,000 up to 61,999 sq. ft.	46	47	47	47	47
At least 62,000 sq. ft.	85	84	83	83	82
Average store size (sq. ft.)	57,602	57,589	57,281	57,281	57,138

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. Additionally, competition for consumers’ food dollars has intensified in recent years due to the addition or expansion of food sections by many non-grocery retailers (physical and online) and by restaurants. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Earth Fare, Inc, Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America N.V.), The Fresh Market, Inc., Harris Teeter (owned by The Kroger Co.), The Kroger Co., Lidl (Lidl Stiftung & Co. KG), Publix Super Markets, Inc., Sprouts Farmers Market, Inc., Target Corporation, Wal-Mart Stores, Inc., and Whole Foods Market.

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

Human Capital

At September 28, 2024, the Company had approximately 26,360 associates, of which 92% were supermarket personnel. Approximately 58% of supermarket personnel work on a part-time basis. Management considers labor relations to be good. The

Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. The Company has responded to the tight labor market by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates; however, competition for labor has become more intense, resulting in higher costs to attract and retain associates.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2025; “Laura Lynn” – March 13, 2034; “Harvest Farms Organic” – August 21, 2028; and “The Ingles Advantage” – August 30, 2025. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to timely file all renewals. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

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

The Company operates in the southeastern United States, and its performance is therefore heavily influenced by economic developments in the Southeast region. The Company’s headquarters, warehouse and distribution center and milk processing and packaging plant are located in North Carolina and all of the Company’s stores are located in the Southeast region. As a result, the Company’s business has been and, in the future, may be, more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include, among others, changes in the economy, weather conditions and natural disasters, demographics and population. For example, on September 27, 2024, Hurricane Helene severely impacted western North Carolina, including where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, major road closures and loss of life. The storm caused damage to certain of the Company’s properties, including its distribution center and impacted the ability of the Company’s stores to report information to the Company’s headquarters. Although the Company largely returned to normal operations within a reasonably short period of time following Hurricane Helene, there can be no assurance that future storms impacting the region will not have more severe consequences with respect to the Company’s operations, which could more significantly and adversely impact the Company’s financial position, cash flow and results of operation.

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

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators and analyses performed by actuaries engaged by the Company. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s store properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained.

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

	Twelve Months Ended
	September 28,	September 30,
	2024	2023
All items	2.4%	3.7%
Food at home	1.3%	2.4%
Energy	(6.8)%	(0.5)%

If we are unable to successfully identify market trends and react to changing consumer preferences in a timely manner, our sales may decrease.

We believe our success depends, in substantial part, on our ability to:

•anticipate, identify and react to fresh, natural and organic grocery and dietary supplement trends and changing consumer preferences and demographics in a timely manner;

•translate market trends into appropriate, innovative, saleable product and service offerings in our stores before our competitors and effectively market these trends to our target customers; and

•develop and maintain those relationships that provide us access to the newest on-trend merchandise and customer engagement options on reasonable terms.

Consumer preferences often change rapidly and without warning, moving from one trend to another among many product or retail concepts. Our performance is impacted by trends regarding healthy lifestyles, product attributes, dietary preferences, convenient options, fresh, natural and organic products, meal solutions, ingredient transparency and sustainability, and vitamins and supplements, as well as new and evolving methods of engaging with and delivering our products to our customers. Consumer preferences might shift as a result of, among other things, economic conditions, food safety perceptions, scientific research or findings regarding the benefits or efficacy of such products, national media attention and the cost, attributes or sustainability of these products. A change in consumer preferences away from our offerings would have a material adverse effect on our business. Additionally, negative publicity over the safety, efficacy or benefits of any such items, may adversely affect demand for our products, and could result in lower customer traffic, sales, results of operations and cash flows. If we are unable to anticipate and satisfy consumer preferences with respect to product offerings and customer engagement options, our sales may decrease, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Risk Related to Ownership of Our Common Stock

The Company’s principal stockholder, Robert P. Ingle II, has the ability to elect a majority of the Company’s directors, appoint new members of management and approve many actions requiring stockholder approval.

Mr. Ingle II’s beneficial ownership represented approximately 72.5% of the combined voting power of all classes of the Company’s capital stock as of September 28, 2024. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

The Company is a controlled company under NASDAQ Rules. As a result, the Company is exempt from certain of NASDAQ’s corporate governance policies, including the requirements that the majority of Directors be independent (as defined in NASDAQ Rules), and that the Company have a nominating committee for Director candidates.

The market price and trading volume of our Class A Common Stock may be volatile and could decline significantly.

The market price of our Class A Common Stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our Class A Common Stock regardless of our operating performance. The trading price of our Class A Common Stock may be adversely affected due to a number of factors, most of which we cannot predict or control, such as the following:

•fluctuations in our operating results;

•a decision by the Board of Directors to reduce or eliminate cash dividends on our common stock;

•changes in recommendations or earnings estimates by securities analysts;

•general market conditions in our industry or in the economy as a whole;

•natural disasters, including the impact of severe weather; and

•political instability, war or events of terrorism.

The payment of dividends on our common stock is at the discretion of our Board of Directors and is not guaranteed. The amount of future dividends that we will pay, if any, will depend upon a number of factors. Future dividends will be declared and paid at the sole discretion of the Board of Directors and will depend upon such factors as cash flow generated by operations, profitability, financial condition, cash requirements, future prospects, and other factors deemed relevant by our Board of Directors. The right of our Board of Directors to declare dividends, however, is subject to the availability of sufficient funds under North Carolina law to pay dividends. Additionally, the payment of cash dividends is subject to restrictions contained in certain of our financing arrangements.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

The Company has processes in place to identify, assess and manage risks from information security vulnerabilities and cybersecurity threats. The Company maintains and updates tools, controls, technologies, methods, systems and other processes that are designed to prevent, detect, escalate, investigate, mitigate and remediate data loss, theft, misuse, unauthorized access or other security incidents or vulnerabilities that may affect the Company’s information systems and data. The Company uses an enterprise vulnerability management platform to scan IT assets and report any known vulnerabilities associated with such IT assets. This platform enables the Company’s Information Security Team to identify and prioritize solutions necessary to remediate any identified vulnerabilities. The Company’s policies require that remediation be performed in a timely manner, including the completion of follow-up scanning to confirm the remediation of any identified vulnerabilities. Further, the Company’s incident response program enables the identification and management of information security threats, risks and incidents. The incident response program is powered by technology that enables threat and event correlation across enterprise systems, user behavior analytics, anomalous behavior identification, network detection and response, end point detection and response, and an incident tracking system. The Company promptly engages the Computer Security Incident Response Team (“CSIRT”) if a security incident is observed. The CSIRT is composed of lead personnel from the Company’s IT department and employees who have been trained on the handling of information security incidents. The CSIRT may also engage third party incident response investigators that are on retainer to assist in incident response.

The Company uses the National Institute of Standards and Technology’s Cybersecurity Framework (NIST CSF) as a guide for cyber risk management. The Center for Internet Security (CIS) Benchmarks and the Payment Card Industry (PCI) Security Standards are also followed to ensure compliance with the Payment Card Industry Data Security Standard (PCI-DSS) and to assist with managing risk.

The Company has information technology security practices designed to protect its information technology systems and data and to monitor for potential cybersecurity threats. These practices are integrated into the Company’s risk management framework and include:

•Cybersecurity controls embedded in the Company’s information technology systems;

•Regular implementation of changes to the Company’s information technology systems to address potential threats and vulnerabilities;

•Incident response program, including proactive simulations to identify and manage cybersecurity threats, risks and incidents;

•Participation in industry forums and collaboration with peers; and

•Security awareness and data protection training for applicable employees.

Additionally, the Company assesses and manages cybersecurity threats associated with its third party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.

The Company evaluates risk associated with the engagement of any third-party through a lifecycle-based approach, conducting risk-based due diligence before an engagement, using contractual provisions to address risk, and, for certain third-parties, engaging in architectural review and validation prior to an engagement.

The Company has an Information Security Team composed of employees and a managed detection and response partner providing 24/7 coverage. Additionally, the Company utilizes third parties to assist with penetration testing, attack simulation, threat intelligence reporting, detection and incident response, as well as review and enhancement of associated response plans and processes.

The Company’s Vice President of Information Technology, Director of Information Security, Director of Systems Engineering, and Director of Retail Platforms manage the Company’s information security policies and have oversight of our cybersecurity systems and methodologies risks, as well as assessing and managing cybersecurity risk. The Director of Information Security holds cybersecurity certifications as a Certified Information Systems Security Professional and GIAC Penetration Tester. Risk is evaluated on an ongoing basis to determine the likelihood and magnitude of a potential impact. In addition, the Director of Internal Audit is a Certified Internal Auditor and is actively involved in the annual internal general IT controls audit and partners with a third party to assist. The results of all internal audits, including information technology issues, are shared with the Company’s Audit Committee of the Board of Directors which reports to the full Board of Directors.

The Company is constantly evolving its information security strategy and responses for new and emerging threats. As of the date of this Annual Report on Form 10-K, the Company has not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations or financial position.

Item 2. PROPERTIES

Owned Properties

The Company owns 175 of its supermarkets either as free-standing locations or in shopping centers owned by the Company where it is the anchor tenant. The Company also owns 29 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company additionally owns various outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets. All of the Company’s shopping center rental operations are part of the Company’s “other” segment. See Note 1 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The shopping centers owned by the Company contain an aggregate of 9.3 million square feet of leasable space, of which 4.5 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company as of September 28, 2024 was as follows:

Size	Number
Less than 50,000 square feet	20
50,000 – 100,000 square feet	40
More than 100,000 square feet	41
Total	101

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

The Company’s milk processing and packaging subsidiary, Milkco, Inc., which did not sustain physical damage as a result of Hurricane Helene, owns a 140,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities. However, the water outage and ban on water usage, which was not lifted until November 2024, did impact operations and will have an impact on results for the first quarter of fiscal year 2025.

Certain long-term debt of the Company is secured by the owned properties. See Note 7, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 23 locations leased from various unaffiliated third parties. The Company has six owned store buildings that are on ground leases. The Company leases one other former supermarket location, which is subleased to a third party. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.50%) if sales exceed a specified amount.

Rental rates generally range from $3.00 to $7.48 per square foot. During fiscal 2024, 2023 and 2022, the Company paid cash supermarket rent of $8.3 million, $9.4 million and $10.0 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 28, 2024, with respect to the initial and any renewal option terms of leased supermarkets properties:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2024-2035	4
2036-2050	1
2051 or after	19

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

As of December 24, 2024, there were approximately 307 holders of record of the Company’s Class A Common Stock and 85 holders of record of the Company’s Class B Common Stock.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 40 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2024 and fiscal 2023, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 17, 2024 to common stockholders of record on October 10, 2024. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Repurchase of Equity Securities

None.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2024 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 28, 2024 and assume that $100 was invested after the close of the market on September 28, 2019, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each year presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2020	2021	2022	2023	2024
Ingles Markets, Incorporated Class A Common Stock	$95.49	$173.74	$218.71	$203.00	$202.06
S&P 500 Comprehensive – Last Trading Day Index	$115.15	$149.70	$126.54	$153.89	$209.84
Peer Group	$128.12	$151.81	$149.57	$167.31	$215.67

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 28, 2019.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles is a leading supermarket chain in the Southeast United States and operates a total of 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 28, 2024, the Company operated 115 in-store pharmacies and 108 fuel stations. Ingles also operates a fluid dairy and earns shopping center rentals.

Recent Developments

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages and ban on usage, major road closures and loss of life. The storm caused damage to certain of the Company’s properties and temporarily impacted the ability of the Company’s stores to report information to the Company’s headquarters. The distribution center sustained damage but returned to full operation within two weeks following the storm. During the first two weeks immediately following the storm, the Company’s headquarters experienced communication loss and some stores remained without power and communication. Four stores sustained damage that required that they be temporarily closed. One store has now reopened and the Company expects the remaining three stores will reopen in 2025. Among other impacts from the storm, the Company sustained approximately $30.4 million in lost inventory, of which approximately $10 million is expected to be covered by insurance. Real property and equipment damage was approximately $4.5 million. Real property and equipment repair expenses at the distribution center, including anticipated future expenses, of approximately $1.5 million were insured.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $35.9 million and $32.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2024 and September 30, 2023, respectively. These amounts were inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $4.1 million at September 28, 2024 and $4.3 million at September 30, 2023.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. For the year ended September 28, 2024, the Company recognized a property and equipment impairment loss of $4.5 million pertaining to Hurricane Helene.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $146.9 million, $128.9 million and $110.6 million for the fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.9 million, $8.5 million, and $7.1 million for the fiscal years ended September 28, 2024, September 30, 2023, and September 24, 2022, respectively.

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

Results of Operations

Fiscal Year

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 28, 2024 and September 24, 2022 each consisted of 52 weeks of operations. The consolidated statements of income for the fiscal year ended September 30, 2023 consisted of 53 weeks.

The period-to-period comparisons of our results of operations contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation have been prepared using the Company’s audited consolidated financial statements and the notes thereto, and the following discussion should be read in conjunction with such audited annual consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K.

Comparable Store Sales

Comparable store sales are defined as sales by grocery stores in operation for five full fiscal quarters. The Company has an ongoing renovation and expansion plan to modernize the appearance and layout of its existing stores. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date of completion of the replacement, remodel or addition. A replacement store is a newly opened store that replaces an existing nearby store that is closed. A major remodel entails substantial remodeling of an existing store and may include additional retail square footage. Comparable store sales for the fiscal years ended September 28, 2024 and September 30, 2023 included 198 stores. Since the impacts of Hurricane Helene occurred during the last two days of the fiscal year ended September 28, 2024, comparable store sales included all 198 stores.

During the last two days of the fiscal year ended September 28, 2024, Hurricane Helene caused power outages at approximately 80 stores, some of which were without power for only several hours, and others were without power for up to 13 days. Due to the disruption of internet connectivity at the headquarters and the Western North Carolina area, all of the Company’s stores were unable to process credit or debit cards and could only accept cash for various periods of time. The internet connection outage was restored at the headquarters several days after the storm but remained inconsistent for our stores for approximately two weeks. Due to the foregoing disruptions, the Company estimates that it lost approximately $14.0 million in sales for the last two days of the fiscal year ended September 28, 2024. The disruptions to internet connectivity and water continued into quarter one of fiscal year 2025. Stores that were closed during the last two days of the fiscal year ended September 28, 2024 as a result of Hurricane Helene were included in comparable store sales.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	September 28,	September 30,	September 24,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Gross profit	23.0	23.8	24.9
Operating and administrative expenses	20.6	18.9	18.3
Gain from sale or disposal of assets	0.2	0.1	—
Income from operations	2.6	5.0	6.6
Other income, net	0.3	0.2	—
Interest expense	0.4	0.4	0.4
Income before income taxes	2.5	4.8	6.4
Income tax expense	0.6	1.2	1.6
Net income	1.9	3.6	4.8

Fiscal Year Ended September 28, 2024 Compared to the Fiscal Year Ended September 30, 2023

Net income for the fiscal year ended September 28, 2024 was $105.5 million, compared with net income of $210.8 million for the fiscal year ended September 30, 2023. Comparisons of fiscal year 2024 to fiscal year 2023 are affected by the difference in the number of weeks in each year. Fiscal year 2024 had 52 weeks and fiscal year 2023 had 53 weeks. Net income as a percentage of sales was 1.9% for fiscal year 2024 compared with 3.6% for fiscal year 2023. Inflation in the cost of goods and increases in operating expenses due to increased labor market competition contributed to this decrease.

Net Sales. Net sales for the fiscal year ended September 28, 2024 totaled $5.64 billion, compared with $5.89 billion for the fiscal year ended September 30, 2023. In addition to the stores closed due to damage and power outages caused by Hurricane Helene, the Company’s headquarters lost connectivity to the internet which disrupted the Company’s ability to accept credit and debit cards. As described above under “Comparable Store Sales”, the Company estimates that it lost approximately $14.0 million in sales for the last two days of the fiscal year ended September 28, 2024 due to the disruptions caused by Hurricane Helene. Store closures and power outages as a result of Hurricane Helene will have an impact on net sales for the first quarter and full fiscal year of 2025. In addition, the lack of water and subsequent ban on water usage, will have an impact on the fluid dairy operations for the first quarter of fiscal year 2025.

Management analyzes comparable stores sales for the 52 weeks of fiscal year 2024 with the corresponding 52 calendar weeks of the 53 week fiscal year 2023. On this basis, retail grocery comparable store sales excluding fuel decreased 1.7% for fiscal year 2024 compared to fiscal year 2023. The number of transactions (excluding fuel) decreased 0.3% while the average transaction size (excluding fuel) decreased by 1.4%. Comparing fiscal year 2024 with 2023, fuel gallons sold decreased 5.5% and per gallon fuel prices decreased 3.3%.

Sales by product category for the fiscal years ended September 28, 2024 and September 30, 2023 were as follows:

	(dollars in thousands)
	2024	2023
Grocery	$1,983,198	$2,062,416
Non-foods	1,273,324	1,326,907
Perishables	1,441,039	1,482,089
Fuel	724,230	792,524
Total retail grocery	$5,421,791	$5,663,936

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 28, 2024 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 30, 2023	$5,663,936
Comparable store sales decrease	(130,873)
Effect of 53rd week in fiscal year 2023	(106,715)
Other	(4,557)
Total retail grocery sales for the fiscal year ended September 28, 2024	$5,421,791

Gross Profit. Gross profit for the fiscal year ended September 28, 2024 decreased $105.1 million, or 7.5%, to $1.3 billion compared with $1.4 billion for the fiscal year ended September 30, 2023. As a percentage of sales, gross profit totaled 23.0% for the fiscal year ended September 28, 2024 as compared to 23.8% for the fiscal year ended September 30, 2023. The decrease in gross profit resulted primarily from the $30.4 million in inventory loss due to Hurricane Helene.

Retail grocery gross profit as a percentage of total sales (excluding fuel) decreased 0.9 basis points in fiscal year 2024, compared with fiscal year 2023. The gross margin decrease was primarily due to the inventory impairment loss of $30.4 million as a result of Hurricane Helene.

Operating and Administrative Expenses. Operating and administrative expenses increased $46.4 million, or 4.2%, to $1.2 billion for the fiscal year ended September 28, 2024 from $1.1 billion for the fiscal year ended September 30, 2023. As a percentage of sales, operating and administrative expenses were 20.6% and 18.9% for fiscal years 2024 and 2023, respectively. Excluding fuel, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 23.4% for fiscal year 2024 compared with 21.7% for fiscal year 2023. Included in the operating expenses is the asset impairment write off of $4.5 million, due to Hurricane Helene. The costs of clean up and repairs will impact operating and administrative expenses for the first quarter and full fiscal year of 2025.

A breakdown of the primary increases in operating and administrative expenses is as follows.

		Increase
	Increase	as a % of
	(in millions)	sales
Insurance	$16.9	0.30%
Salaries and wages	$13.0	0.23%
Taxes and licenses	$5.4	0.10%
Miscellaneous	$4.5	0.08%

Insurance expense increased primarily due to higher claim volume for the Company’s self-insured employee benefit plans.

Salaries and wages increased due to increased labor market competition, which has increased the Company’s cost to attract and retain associates in the Company’s market area.

Taxes and licenses expenses increases were noted in both payroll taxes and in property taxes.

Miscellaneous expense increased due to the asset impairment loss of $4.5 million as a result of Hurricane Helene.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $9.1 million for fiscal year 2024 and $2.8 million for fiscal year 2023. The increase was primarily related to the swap of shopping center properties that occurred in January 2024.

Other Income, Net. Other income, net totaled $14.2 million and $8.3 million for the fiscal years ended September 28, 2024 and September 30, 2023, respectively. Other income consists primarily of interest earned, which increased for the 2024 fiscal year due to a combination of higher deposits in interest bearing accounts and higher rates of interest earned on the Company’s cash balances.

Interest Expense. Interest expense totaled $21.9 million for the fiscal year ended September 28, 2024 and $22.1 million for the fiscal year ended September 30, 2023. Total debt was $532.6 million at the end of fiscal year 2024 compared with $550.2 million at the end of fiscal year 2023.

Income Taxes. Income tax expense totaled $34.0 million for fiscal year 2024, reflecting an effective tax rate of 24.3%. This compares with an income tax expense totaling $67.7 million and an effective tax rate of 24.3% for fiscal year 2023.

Net Income. Net income totaled $105.5 million for the fiscal year ended September 28, 2024 compared with net income of $210.8 million for the fiscal year ended September 30, 2023. Basic and diluted earnings per share for Class A Common Stock were $5.68 and $5.56, respectively, for the fiscal year ended September 28, 2024 compared with $11.35 and $11.10, respectively, for the fiscal year ended September 30, 2023. Basic and diluted earnings per share for Class B Common Stock were each $5.16 for the fiscal year ended September 28, 2024 compared with $10.32 of basic and diluted earnings per share for the fiscal year ended September 30, 2023.

Fiscal Year Ended September 30, 2023 Compared to the Fiscal Year Ended September 24, 2022

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 30, 2023, filed with the SEC on November 29, 2023, for a discussion of the year ended September 30, 2023 as compared to September 24, 2022.

Liquidity and Capital Resources

Capital Expenditures

The Company believes that a key to its ability to continue to increase sales and develop a loyal customer base is providing conveniently located, clean and modern stores that provide customers with good service and an increasingly diverse selection of competitively priced products. As such, the Company has invested and plans to continue to invest significant amounts of capital toward the modernization of its store base. The Company’s modernization program includes the opening of new stores, the completion of major remodels and expansion of selected existing stores, and the relocation of selected existing stores to larger, more convenient locations.

Capital expenditures totaled $210.9 million and $173.6 million for fiscal years 2024 and 2023, respectively, with the increase driven primarily by the purchase of new sites and land parcels. Major capital expenditures included the following:

	2024	2023
New stores	0	0
Store sites/land parcels purchased	16	15
New fuel stations added	0	1

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2025 include investments of approximately $120 to $160 million. The Company currently plans to dedicate the majority of its fiscal 2025 capital expenditures to continued improvement of its store base, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company currently expects that its net annual capital expenditures will be in the range of approximately $100 to $160 million going forward in order to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and aggregate investment by the Company in those projects. The number of projects may also fluctuate due to the types of projects pursued including new stores, major store remodels/expansions, and build-out of tenant space under the long-term leases. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives, material costs and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures could include borrowings under the Company’s $150 million committed line of credit (described below), other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.5 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 28, 2024 totaled $6.2 million.

Liquidity

The Company generated $262.5 million of cash from operations in fiscal 2024 compared with $266.4 million for fiscal year 2023.

Cash used by investing activities for fiscal year 2024 totaled $206.2 million compared with $170.1 million for fiscal year 2023. The increase in cash used in investing activities was primarily due to capital expenditures, which increased by $37.3 in fiscal year 2024 as compared to fiscal year 2023.

The Company’s cash used by net financing activities totaled $31.2 million and $35.0 million for fiscal years 2024 and 2023, respectively.

The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”).

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “Notes”).

The Company has a $150.0 million unsecured senior line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 28, 2024. The Company is not required to maintain compensating balances in connection with the Line. At September 28, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding aggregate principal amount of the Bonds was $49.9 million at September 28, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $18.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $116.9 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and the Notes indenture in the event of default under any one instrument.

The Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Bonds and the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 28, 2024, the Company was in compliance with these covenants. Under the most restrictive of these covenants, the Company would have been permitted to incur approximately $945.5 million of additional borrowings (including borrowings under the Line) as of September 28, 2024.

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

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the Company’s results of operations, and financial condition, as well as other factors that the Board of Directors deems relevant.

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

Outlook and Trends in the Company’s Markets

The Company continually assesses and modifies its business model to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a sustained period of time and it is possible that new trends will develop that will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•The impact of Hurricane Helene due to physical damage to stores, water outage and ban and connectivity issues, will impact the 2025 first quarter and fiscal year 2025 results.

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

•The Company and its customers will continue to become more environmentally aware, evidenced by the Company’s transition to more energy efficient lighting and refrigerants, increased recycled waste paper and pallets, and customers’ increased usage of reusable shopping bags.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is exposed to changes in interest rates primarily as a result of its borrowing activities, which include borrowings under the Line, real estate and equipment financing, and the Bonds. The Line, along with cash flow from operations, is used to maintain liquidity and fund business operations. The Notes bear a fixed rate of interest and do not expose us to interest rate risk.

The nature and amount of the Company’s debt may vary as a result of future business requirements, market conditions and other factors. The definitive extent of the Company’s interest rate risk is not quantifiable or predictable because of the variability of future interest rates and business financing requirements, but the Company does not believe such risk is material.

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s debt obligations at September 28, 2024 and September 30, 2023, respectively (in thousands):

September 28, 2024	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$8,237	$7,750	$80,083	$137,320	$137,320
Average interest rate	6.93%	6.93%	6.93%	6.82%	6.80%	6.80%	6.84%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$27,260	$49,910	$49,910
Average year-end interest rate	5.10%	5.10%	5.10%	5.10%	5.10%	5.10%	5.10%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$317,625
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

September 30, 2023	2024	2025	2026	2027	2028	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$13,750	$8,237	$87,833	$151,070	$151,070
Average year-end interest rate (1)(2)	6.99%	6.99%	6.99%	6.99%	6.94%	6.93%	6.95%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$31,790	$54,440	$54,440
Average year-end interest rate	5.20%	5.20%	5.20%	5.20%	5.20%	5.20%	5.20%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$287,875
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

(1)Excludes interest rate swap that fixes at 3.962% the interest rate on $18.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.998% the interest rate on $116.9 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 28, 2024, the Company does not anticipate that near-term changes in interest and exchange rates will result in material near-term losses in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 28, 2024, the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 28, 2024.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 28, 2024, using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 28, 2024, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

The Company’s independent auditors, Deloitte & Touche LLP, a registered public accounting firm, have been appointed by the Audit Committee of the Company’s Board of Directors. Deloitte & Touche LLP has audited and reported on the consolidated financial statements of the Company and the Company’s internal control over financial reporting. The reports of the independent auditors are contained in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal quarter ended September 28, 2024 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the three-month period ended September 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2025 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 28, 2024.

The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Securities Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate”. In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Annual Report on Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 28, 2024 and September 30, 2023;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 28, 2024, September 30, 2023, and September 24, 2022;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 28, 2024, September 30, 2023, and September 24, 2022;

Consolidated Statements of Cash Flows for the years ended September 28, 2024, September 30, 2023, and September 24, 2022;

Notes to Consolidated Financial Statements.

2. Exhibits

(b)Exhibits:

3.1

Composite Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, File No. 0-14706, filed with the Commission on May 5, 2022 and incorporated herein by this reference).

4
3.2	*	Composite Amended and Restated By-Laws of Ingles Markets, Incorporated.

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

10.1	†

Amended and Restated Ingles Markets, Incorporated Investment/Profit Sharing Plan effective September 29, 2002 (included as Exhibit 10.11 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2002, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.2	†

Second Amendment to the Ingles Markets, Incorporated Investment/Profit Sharing Plan dated November 2, 2011 (included as Exhibit 10.5 to the Ingles Markets, Incorporated Annual Report on Form 10-K for the fiscal year ended September 24, 2011, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.3	†

Ingles Markets, Incorporated Non-qualified Plan dated May 30, 2005 (included as Exhibit 10.5 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 24, 2005, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.4	†

Ingles Markets, Incorporated Executive Non-qualified Excess Plan amended and restated Effective January 1, 2013, dated November 1, 2012 (included as Exhibit 10.10 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.5	†

Ingles Markets, Incorporated Investment/Profit Sharing Plan (Amended and Restated effective January 1, 2017) (included as Exhibit 10.9 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.6	†

Ingles Markets, Incorporated Investment/Profit Sharing Plan Description (included as Exhibit 10.10 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.7	†

Amendment to Investment/Profit Sharing Plan to Permit In-Plan Roth Transfers (included as Exhibit 10.11 to the Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 30, 2017, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

10.8	†

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

19.1	*	Ingles Markets, Incorporated Securities Trading Policy.

21.1

Subsidiaries of Ingles Markets, Incorporated (included as Exhibit 21.1 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 29, 2012, File No. 0-14706, previously filed with the Commission and incorporated herein by this reference).

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	**	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

32.2	**	Certification by Chief Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

97.1	*	Ingles Markets, Incorporated Executive Officer Clawback Policy.

101	*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 28, 2024 formatted as Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________________________

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan arrangement.

Item 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 28, 2024 and September 30, 2023, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 28, 2024 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 28, 2024 and September 30, 2023, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 27, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

•We performed detailed testing on vendor allowance transactions and tested for the appropriateness of recorded reductions to inventory, cost of sales or advertising expense.

•We performed detailed testing and sent confirmations to vendors to test the completeness of programs as well as the accuracy of amounts earned and terms of the agreement directly with the vendor.

Inventories – Refer to Note 1 to the consolidated financial statements.

Critical Audit Matter Description

On September 27, 2024, Hurricane Helene (“Helene”) severely impacted western North Carolina, including the area where the Company’s headquarters are located.

The Company recognized an impairment loss related to inventory damaged or destroyed by Helene. In calculating the impairment loss, management used the product cost as the cost basis since the inventory is sold by the Company with no additional modifications. This loss includes products destroyed or damaged at stores and at the warehouse.

We identified the recorded inventory impairment loss specific to Helene as a critical audit matter because of the number of locations impacted and to varying degrees. This required an increased extent of effort when performing procedures to evaluate the accuracy of the recorded impairment loss.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to whether the inventory impairment loss was recorded accurately included the following, among others:

•We tested the operating effectiveness of controls over the Company’s process to identify locations impacted by Helene and the related impairment loss.

•We tested the recorded impairment loss using substantive analytical procedures.

•We performed detailed testing to evaluate extent of damage to locations, including performing certain physical observations.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

December 27, 2024

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 28, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 28, 2024, of the Company and our report dated December 27, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

December 27, 2024

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

	2024	2023
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$353,687,911	$328,539,922
Receivables (less allowance for doubtful accounts of $474,684 – 2024 and $143,753 – 2023)	78,266,383	107,570,690
Inventories	462,084,658	493,859,775
Other	31,508,803	22,585,958
Total current assets	925,547,755	952,556,345
PROPERTY AND EQUIPMENT, NET	1,526,708,462	1,431,872,289
OPERATING LEASE RIGHT OF USE ASSETS	27,247,555	39,602,202
OTHER ASSETS	48,378,943	49,814,897
TOTAL ASSETS	$2,527,882,715	$2,473,845,733

	2024	2023
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$17,520,876	$17,526,289
Current portion of operating lease liabilities	4,995,837	7,594,971
Current portion of finance lease liabilities	674,759	635,559
Accounts payable - trade	198,329,197	204,040,546
Accrued expenses and current portion of other long-term liabilities	99,101,275	100,735,784
Total current liabilities	320,621,944	330,533,149
DEFERRED INCOME TAXES	63,767,000	67,187,000
LONG-TERM DEBT	515,101,562	532,631,960
NONCURRENT OPERATING LEASE LIABILITIES	24,276,818	34,016,670
NONCURRENT FINANCE LEASE LIABILITIES	2,385,179	3,059,938
OTHER LONG-TERM LIABILITIES	55,981,122	47,444,876
Total liabilities	$982,133,625	$1,014,873,593
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,544,925 shares for 2024, 14,497,075 shares for 2023	727,247	724,854
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 4,449,451 shares for 2024, 4,497,301 shares for 2023	222,472	224,865
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	6,737,631	13,233,631
Retained earnings	1,538,061,740	1,444,788,790
Total stockholders’ equity	1,545,749,090	1,458,972,140
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,527,882,715	$2,473,845,733

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 28, 2024,

SEPTEMBER 30, 2023 AND SEPTEMBER 24, 2022

	2024	2023	2022
Net sales	$5,639,609,434	$5,892,781,732	$5,678,835,032
Cost of goods sold	4,339,774,157	4,487,866,518	4,263,066,672
Gross profit	1,299,835,277	1,404,915,214	1,415,768,360
Operating and administrative expenses	1,161,797,093	1,115,380,833	1,040,193,885
Gain from sale or disposal of assets	9,106,047	2,769,751	1,358,109
Income from operations	147,144,231	292,304,132	376,932,584
Other income, net	14,216,870	8,269,117	5,845,479
Interest expense	21,859,800	22,068,290	21,508,135
Income before income taxes	139,501,301	278,504,959	361,269,928
Income tax expense	33,960,000	67,693,000	88,511,000
Net income	$105,541,301	$210,811,959	$272,758,928

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(8,584,000)	$1,094,080	$20,951,691
Income tax benefit (expense)	2,088,000	(267,000)	(5,119,000)
Other comprehensive (loss) income, net of tax	(6,496,000)	827,080	15,832,691
Comprehensive (loss) income	$99,045,301	$211,639,039	$288,591,619

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$5.68	$11.35	$14.69
Diluted earnings per common share	$5.56	$11.10	$14.36
Class B Common Stock
Basic earnings per common share	$5.16	$10.32	$13.35
Diluted earnings per common share	$5.16	$10.32	$13.35
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 28, 2024,

SEPTEMBER 30, 2023 AND SEPTEMBER 24, 2022

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	INCOME (LOSS)	EARNINGS	TOTAL
Balance, September 25, 2021	14,271,335	$713,567	4,723,041	$236,152	$—	$(3,426,140)	$985,734,959	$983,258,538
Net income	—	—	—	—	—	—	272,758,928	272,758,928
Other comprehensive income net of tax						15,832,691		15,832,691
Cash dividends
Class A	—	—	—	—	—	—	(9,450,149)	(9,450,149)
Class B	—	—	—	—	—	—	(2,805,583)	(2,805,583)
Common stock conversions	106,240	5,312	(106,240)	(5,312)	—	—	—	—
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	210,811,959	210,811,959
Other comprehensive income net of tax						827,080		827,080
Cash dividends
Class A	—	—	—	—	—	—	(9,511,647)	(9,511,647)
Class B	—	—	—	—	—	—	(2,749,677)	(2,749,677)
Common stock conversions	119,500	5,975	(119,500)	(5,975)	—	—	—	—
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	105,541,301	105,541,301
Other comprehensive loss net of tax						(6,496,000)		(6,496,000)
Cash dividends
Class A	—	—	—	—	—	—	(9,588,957)	(9,588,957)
Class B	—	—	—	—	—	—	(2,679,394)	(2,679,394)
Common stock conversions	47,850	2,393	(47,850)	(2,393)	—	—	—	—
Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 28, 2024,

SEPTEMBER 30, 2023 AND SEPTEMBER 24, 2022

	2024	2023	2022
Cash Flows From Operating Activities:
Net income	$105,541,301	$210,811,959	$272,758,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	121,622,579	115,979,172	117,801,654
Non cash operating lease cost	6,184,012	6,878,571	7,935,225
Gain from sale or disposal of assets	(9,106,047)	(2,769,751)	(1,358,109)
Inventory and Property loss due to Helene	34,956,523	—	—
Receipt of advance payments on purchases contracts	3,250,328	4,154,945	2,766,995
Recognition of advance payments on purchase contracts	(3,179,373)	(3,156,909)	(3,037,321)
Deferred income taxes	(1,332,000)	(6,658,000)	(4,309,000)
Changes in operating assets and liabilities
Receivables	29,340,527	(10,413,074)	(2,075,600)
Inventory	1,331,223	(35,914,236)	(67,992,082)
Other assets	(16,087,132)	(10,743,707)	2,708,240
Operating lease liabilities	(6,187,984)	(6,866,749)	(8,316,444)
Accounts payable and accrued expenses	(3,817,249)	5,109,120	22,615,984
Net Cash Provided By Operating Activities	262,516,708	266,411,341	339,498,470
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	4,670,841	3,495,707	2,618,907
Purchase from short term investments	—	—	(110,210,267)
Proceeds of short term investments	—	—	115,210,267
Capital expenditures	(210,855,602)	(173,591,468)	(119,608,974)
Net Cash Used By Investing Activities	(206,184,761)	(170,095,761)	(111,990,067)
Cash Flows From Financing Activities:
Repayment of Financing Lease	(635,559)	(231,291)	—
Principal payments on long-term borrowings	(18,280,048)	(22,481,560)	(18,367,504)
Dividends	(12,268,351)	(12,261,324)	(12,255,732)
Net Cash Used By Financing Activities	(31,183,958)	(34,974,175)	(30,623,236)
Increase in Cash and Cash Equivalents	25,147,989	61,341,405	196,885,167
Cash and Cash Equivalents at Beginning of Year	328,539,922	267,198,517	70,313,350
Cash and Cash Equivalents at End of Year	$353,687,911	$328,539,922	$267,198,517

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022

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

Fiscal Year – Fiscal years 2024 and 2022 each consisted of 52 weeks. The Company’s fiscal year ends on the last Saturday in September. Fiscal year 2023 consisted of 53 weeks.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, which requires greater disaggregation of income tax disclosures. The new standard requires additional information to be disclosed with respect to the income tax rate reconciliation and income taxes paid disaggregated by jurisdiction. This ASU should be applied prospectively for fiscal years beginning after December 15, 2024, with retrospective application permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s Chief Operating Decision Maker (“CODM”), expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company is currently evaluating the impact of this guidance on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

Cash and Cash Equivalents – Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 28, 2024 and September 30, 2023, respectively.

At September 28, 2024 demand deposits aggregating approximately $346.3 million in five banks exceed the $250,000 FDIC insurance limit per bank.

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

Inventories – Substantially all of the Company’s inventory consists of finished goods. Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. As an integral part of valuing inventory at cost, management makes certain judgments and estimates for gross margins, allowances for vendor consideration, markdowns and shrinkage. Warehousing and distribution costs are not included in the valuation of inventories. The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. In calculating the impairment loss amount, management used the product cost as the cost basis since the inventory is sold by the Company with no additional modifications. This loss includes products destroyed or damaged at stores and at the warehouse. Warehouse inventory is covered through the Company’s insurance policy. A claim made by the Company under that policy is being processed and the expected proceeds are currently being assessed.

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $121.6 million, $116.0 million and $117.8 million for fiscal years 2024, 2023 and 2022, respectively.

Asset Impairments – The Company accounts for the impairment of long-lived assets in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily composed of individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. For the year ended September 28, 2024, the Company recognized a property and equipment impairment loss of $4.5 million pertaining to Hurricane Helene.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets. The liability to plan participants totaled $28.9 million at September 28, 2024 and $21.8 million at September 30, 2023. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. There are risks and uncertainties associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $35.9 million and $32.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 28, 2024 and September 30, 2023, respectively. These amounts include expected recoveries from excess cost insurance or other sources of $4.1 million at September 28, 2024 and $4.3 million at September 30, 2023, and are recorded as receivables. The Company is required in certain cases to pledge certificates of deposit or obtain surety bonds to support its self-insured status. The Company carries casualty insurance on only those properties for which it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2020. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2024, 2023, and 2022.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $14.5 million, $14.6 million and $20.8 million for fiscal years 2024, 2023 and 2022, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $16.4 million, $15.2 million and $15.0 million for fiscal years 2024, 2023 and 2022, respectively. Inventory losses of $30.4 million are included in cost of goods sold from Hurricane Helene.

Operating and Administrative Expenses – Operating and administrative expenses include costs incurred for store and administrative labor, occupancy, depreciation (to the extent not included in Cost of Goods Sold), insurance and general administration. Asset impairments of $4.5 million are included in operating and administrative expenses for fiscal year 2024.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 40.5% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility. The remaining fluid dairy revenues are recognized when the product is received at the customer’s facility upon delivery via transportation arranged by the Company.

Rental income, including contingent rentals, is recognized on the accrual basis. Upfront consideration paid by either the Company as lessor or by the lessee is recognized as an adjustment to net rental income using the straight line method over the term of the lease.

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $146.9 million, $128.9 million and $110.6 million for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.9 million, $8.5 million and $7.1 million for the fiscal years ended September 28, 2024, September 30, 2023 and September 24, 2022, respectively. During fiscal year 2022 the continuing effects of the COVID-19 pandemic contributed to an increase in the Company’s sales. As a result, vendors offered a lower level of incentives for the Company to sell their products.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets were as follows:

	2024	2023
Deferred tax liabilities:
Property and equipment tax/book differences	$81,318,000	$78,008,000
Interest rate swaps	2,173,000	4,278,000
Property tax method	1,324,000	1,462,000
Right of use asset	7,350,000	—
Total deferred tax liabilities	92,165,000	83,748,000
Deferred tax assets:
Insurance reserves	4,929,000	5,115,000
Advance payments on purchases contracts	746,000	731,000
Vacation accrual	1,959,000	1,724,000
Inventory	1,566,000	1,777,000
Deferred compensation	6,986,000	5,282,000
Lease liability	7,868,000	—
Other	4,344,000	1,932,000
Total deferred tax assets	28,398,000	16,561,000
Net deferred tax liabilities	$63,767,000	$67,187,000

Refundable current income taxes totaling $16.9 million and $8.0 million at September 28, 2024 and September 30, 2023, respectively are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences were as follows:

	2024	2023	2022
Federal tax at statutory rate	$29,295,000	$58,396,000	$75,783,000
State income tax, net of federal tax benefits	3,892,000	9,247,000	12,032,000
Federal tax credits	(1,239,000)	(1,449,000)	(1,500,000)
Other	2,012,000	1,499,000	2,196,000
Total	$33,960,000	$67,693,000	$88,511,000

Current and deferred income tax expense (benefit) was as follows:

	2024	2023	2022
Current:
Federal	$29,394,000	$61,562,000	$76,647,000
State	5,898,000	12,789,000	16,173,000
Total current expense	35,292,000	74,351,000	92,820,000
Deferred:
Federal	(565,000)	(5,802,000)	(3,565,000)
State	(767,000)	(856,000)	(744,000)
Total deferred (benefit) expense	(1,332,000)	(6,658,000)	(4,309,000)
Total expense	$33,960,000	$67,693,000	$88,511,000

3. Property and Equipment

Property and equipment, net, consisted of the following:

	2024	2023
Land	$503,677,113	$457,048,257
Construction in progress	37,545,222	43,281,401
Buildings	1,470,754,512	1,414,696,772
Store, office and warehouse equipment	1,118,250,135	1,053,056,285
Transportation equipment	88,465,993	78,531,980
Leasehold improvements	59,748,005	60,950,486
Finance lease right-of-use assets	3,946,422	3,656,078
Total	3,282,387,402	3,111,221,259
Less accumulated depreciation and amortization	1,755,678,940	1,679,348,970
Property and equipment - net	$1,526,708,462	$1,431,872,289

4. Property Held for Lease and Rental Income

At September 28, 2024, the Company owned and operated 101 shopping centers in conjunction with its supermarket operations. The Company leases a portion of its shopping center properties to third parties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2024	2023	2022
Rents earned on owned and subleased properties:
Base rentals	$26,658,958	$24,964,305	$20,091,776
Variable rentals	314,009	203,823	166,890
Total	26,972,967	25,168,128	20,258,666
Depreciation on owned properties leased to others	(8,620,836)	(7,788,344)	(6,318,888)
Other shopping center expenses	(3,819,139)	(3,752,407)	(2,968,660)
Total	$14,532,992	$13,627,377	$10,971,118

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 28,	September 30,
	2024	2023
Land	$112,871,892	$111,407,692
Buildings	305,862,582	286,022,850
Total	418,734,474	397,430,542
Less accumulated depreciation	(127,936,997)	(120,412,929)
Total	$290,797,477	$277,017,613

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 28, 2024:

Fiscal Year
2025	$19,707,170
2026	16,017,822
2027	12,574,738
2028	10,052,200
2029	6,919,482
Thereafter	33,084,759
Total minimum future rental income	$98,356,171

5. Leases and Rental Expense

The Company conducts part of its retail operations from leased facilities. The initial term of the leases is generally 20 years. The majority of the leases include one or more renewal options and provide that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupation of the leased premises. Several leases contain clauses calling for percentage rentals based upon gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses, capital improvements and other lease concessions are taken into account in computing lease payments. Operating lease expense is recognized on a straight-line basis over the minimum lease term.

Operating Leases - Rent expense for all operating leases of $9.7 million, $10.6 million and $10.9 million for fiscal years 2024, 2023 and 2022, respectively, is included in operating and administrative expenses. These amounts included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2024, 2023 and 2022, was included as a reduction of rental expense.

Finance Leases – Fiscal year 2024 finance lease cost of $318.5 thousand included amortization expense of $275.6 thousand, included in operating and administrative expense, and $82.3 thousand of interest expense. Finance lease cost of $270.7 thousand included amortization expense of $231.3 thousand, included in operating and administrative expense, and $87.2 thousand of interest expense for fiscal year 2023. No finance lease cost was incurred during fiscal year 2022.

Future maturities of lease liabilities as of September 28, 2024 were as follows:

Fiscal Year	Operating Leases	Finance Leases
2025	$6,065,926	$840,000
2026	5,171,179	840,000
2027	4,602,012	840,000
2028	3,060,046	840,000
2029	2,082,223	101,500
Thereafter	17,897,558	—
Total lease payments	38,878,944	3,461,500
Less amount representing interest	9,606,289	401,562
Present value of lease liabilities	$29,272,655	$3,059,938

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2024 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $6.2 million each during the year ended September 28, 2024. The weighted average remaining lease term for the Company’s operating leases is 14.9 years. No new financing leases were entered into during fiscal year 2024. The weighted average discount rate used to determine operating lease liability balances as of September 28, 2024 was 3.9%, and was 6.0% for finance lease liability balances.

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2024	2023
Property, payroll, and other taxes payable	$22,592,669	$25,203,091
Salaries, wages, and bonuses payable	48,869,003	50,836,143
Self-insurance liabilities:
Employee group insurance	5,849,118	4,536,309
Workers’ compensation insurance	4,937,591	4,711,748
General liability insurance	5,690,735	4,726,301
Interest	4,984,248	5,111,666
Other	6,177,911	5,610,526
Total accrued expenses and current portion of other long-term liabilities	$99,101,275	$100,735,784

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $44.3 million, $35.2 million and $37.0 million for fiscal years 2024, 2023 and 2022, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2024	2023
Advance payments on purchases contracts	$3,063,450	$2,992,494
Nonqualified investment plan liability	28,916,206	21,768,079
Self-insurance liabilities:
Workers’ compensation insurance	12,137,235	13,297,179
General liability insurance	7,331,787	5,628,963
Other	5,927,404	4,804,238
Other long-term liabilities	57,376,082	48,490,953
Less current portion	1,394,960	1,046,077
Total other long-term liabilities	$55,981,122	$47,444,876

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 28, 2024 and September 30, 2023.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans were as follows:

	September 28,	September 30,
	2024	2023
Bonds payable:
Senior notes, interest rate of 4.00%, maturing 2031	$350,000,000	$350,000,000
Recovery Zone Facility Bonds, maturing 2036	49,910,000	54,440,000
Notes payable due to banks, weighted average interest rate of 7.49% for 2024 and 6.29% for 2023	137,319,905	151,069,954
Less unamortized prepaid loan costs	(4,607,467)	(5,351,705)
Total long-term debt	532,622,438	550,158,249
Less current portion	17,520,876	17,526,289
Long-term debt, net of current portion	$515,101,562	$532,631,960

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

Additionally, the Company may also redeem all or part of the Notes at any time prior to June 15, 2026 at a redemption price equal to 100% of the principal amount of the Notes to be redeemed plus the Applicable Premium (as defined in the indenture governing the Notes), as of, and accrued and unpaid interest to, the redemption date. The Company may also redeem up to 40% of the aggregate principal amount of the Notes prior to June 15, 2024 with the net cash proceeds of certain sales of its capital stock at a redemption price equal to 104.0% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the date of redemption; provided, that, after such redemption, at least 60% of the aggregate principal amount of the Notes originally issued remains outstanding.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at September 28, 2024. The Company is not required to maintain compensating balances in connection with the Line. At September 28, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012 and the final maturity date of the Bonds is January 1, 2036.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 28, 2024.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $18.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $116.9 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 28, 2024, the Company recorded $6.5 million of other comprehensive loss, net of income tax benefits, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $8.9 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 28, 2024. For the fiscal year ended September 30, 2023, the Company recorded $0.8 million of other comprehensive income, net of income taxes, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $17.5 million are recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 30, 2023.

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

At September 28, 2024, property and equipment with an undepreciated cost of approximately $249.5 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.

Components of interest costs were as follows:

	2024	2023	2022
Total interest costs	$22,572,596	$23,056,378	$21,848,860
Interest capitalized	(712,796)	(988,088)	(340,725)
Interest expense	$21,859,800	$22,068,290	$21,508,135

Maturities of long-term debt at September 28, 2024 were as follows:

Fiscal Year
2025	$18,280,000
2026	18,280,000
2027	18,280,000
2028	12,766,571
2029	12,280,000
Thereafter	457,343,334
Less unamortized prepaid loan costs	(4,607,467)
Total	$532,622,438

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

	Year Ended
	September 28, 2024
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$82,518,040	$23,023,261
Conversion of Class B to Class A shares	23,023,261	—
Net income allocated, diluted	$105,541,301	$23,023,261
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,534,479	4,459,897
Conversion of Class B to Class A shares	4,459,897	—
Weighted average shares outstanding, diluted	18,994,376	4,459,897
Earnings per share
Basic	$5.68	$5.16
Diluted	$5.56	$5.16

	Year Ended		Year Ended
	September 30, 2023		September 24, 2022
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$163,599,005	$47,212,954	$210,480,738	$62,278,190
Conversion of Class B to Class A shares	47,212,954	—	62,278,190	—
Net income allocated, diluted	$210,811,959	$47,212,954	$272,758,928	$62,278,190
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,417,916	4,576,460	14,330,809	4,663,567
Conversion of Class B to Class A shares	4,576,460	—	4,663,567	—
Weighted average shares outstanding, diluted	18,994,376	4,576,460	18,994,376	4,663,567
Earnings per share
Basic	$11.35	$10.32	$14.69	$13.35
Diluted	$11.10	$10.32	$14.36	$13.35

10. Employee Benefit Plans

Investment/Profit Sharing Plan – The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $5.7 million, $5.7 million and $5.0 million for fiscal years 2024, 2023 and 2022, respectively.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $564,000, $509,000 and $440,000 for fiscal years 2024, 2023 and 2022, respectively.

Cash Bonuses – The Company pays monthly bonuses to various managerial personnel based on the performance of the operating units managed by these personnel.. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $29.2 million, $34.4 million and $32.3 million for fiscal years 2024, 2023 and 2022, respectively. The accrued liability for cash bonuses totaled $21.5 million at September 28, 2024 and $23.6 million at September 30, 2023. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

Medical Care Plan - Medical and dental benefits are provided to qualified associates under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). “Other” includes the Company’s remaining operations -- fluid dairy and shopping center rentals. Income from operations for the primary business segment, retail grocery sales, includes the charges for impairment losses from Hurricane Helene of $34.9 million. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	2024	2023	2022
Revenues from unaffiliated customers:
Grocery	$1,983,198	$2,062,416	$1,940,414
Non-foods	1,273,324	1,326,907	1,204,443
Perishables	1,441,039	1,482,089	1,445,042
Gasoline	724,230	792,524	885,801
Total retail	5,421,791	5,663,936	5,475,700
Other	217,818	228,846	203,135
Total revenues from unaffiliated customers	$5,639,609	$5,892,782	$5,678,835
Income before income taxes:
Retail	$122,986	$263,220	$353,006
Other	24,158	29,084	23,927
Total income from operations	147,144	292,304	376,933
Other income, net	14,217	8,269	5,845
Interest expense	21,860	22,068	21,508
Income before income taxes	$139,501	$278,505	$361,270
Assets:
Retail	$2,198,732	$2,159,883	$2,042,730
Other	331,150	317,479	255,880
Elimination of intercompany receivable	(1,999)	(3,516)	(3,099)
Total assets	$2,527,883	$2,473,846	$2,295,511
Capital expenditures:
Retail	$202,360	$168,154	$106,508
Other	8,496	5,437	13,101
Total capital expenditures	$210,856	$173,591	$119,609
Depreciation and amortization:
Retail	$110,675	$106,225	$109,642
Other	10,948	9,754	8,160
Total depreciation and amortization	$121,623	$115,979	$117,802

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

Construction commitments at September 28, 2024 totaled $8.9 million. The Company expects these commitments to be fulfilled during fiscal year 2025.

The Company has entered into supply contracts to provide approximately 87% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 28, 2024 other than as described elsewhere in this Annual Report on Form 10-K.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 28, 2024 were as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes due 2031	$350,000	$317,625	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	132,712	132,712	Level 2
Interest rate swaps derivative contract asset	8,931	8,931	Level 2
Non-qualified retirement plan assets	27,126	27,126	Level 2

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 30, 2023 were as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes due 2031	$350,000	$287,875	Level 2
Facility Bonds due 2036	54,440	54,440	Level 2
Secured notes payable and other	145,718	145,718	Level 2
Interest rate swaps derivative contract assets	17,515	17,515	Level 2
Non-qualified retirement plan assets	20,074	20,074	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2024	2023	2022
Cash paid during the year for:
Interest (net of amounts capitalized)	$21,987,218	$21,546,878	$21,398,985
Income taxes	45,765,414	78,406,107	87,187,808
Non cash items:
Property and equipment additions included in accounts payable	10,082,470	5,067,861	8,724,576

15. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. At September 30, 2023 there was an aggregate of $330,000 of outstanding loans, and there were no such loans outstanding at September 28, 2024.

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

16. Subsequent Events

As major flooding and power outages devastated the Southeast region of the United States in late September 2024, many Ingles locations were forced to cease operations, some for an extended period, and some of the inventory at the Company’s warehouse and some of its stores was damaged or destroyed. The Company notified the insurance carrier of the loss immediately and submitted an insurance claim for damages and interruption of business at the Company’s distribution center in November 2024. The final amount of the claim is currently being assessed and the timing and exact amount of insurance proceeds remain uncertain. The Company did not recognize an asset for the insurance recovery receivable in the Consolidated Balance Sheet as of September 28, 2024, because recovery was not yet deemed probable. The Company will continue to monitor the claims process and will adjust its impact on financials statements accordingly in future periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
President, Chief Executive Officer
and Chief Operating Officer
(principal executive officer)

Date: December 27, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	December 27, 2024
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	December 27, 2024
James W. Lanning, President, Chief Executive Officer,
Chief Operating Officer and Director
(principal executive officer)

/s/ Patricia E. Jackson	December 27, 2024
Patricia E. Jackson, CPA,
Vice President-Finance, Chief Financial Officer, and Director
(principal financial and accounting officer)

/s/ Catherine L. Phillips	December 27, 2024
Catherine L. Phillips, CPA, Secretary and Controller

/s/ John R. Lowden	December 27, 2024
John R. Lowden, Director

/s/ Fred D. Ayers	December 27, 2024
Fred D. Ayers, Director

/s/ Laura Sharp	December 27, 2024
Laura Sharp, Director

/s/ Brenda S. Tudor	December 27, 2024
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	December 27, 2024
Ernest E. Ferguson, Director