Form 10-Q
period 2024-12-28
INGLES MARKETS INC
filed 2025-02-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2024

or

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

As of February 4, 2025, the registrant had 14,545,750 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,448,626 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

INDEX

Page
Part I – Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of December 28, 2024 and September 28, 2024	3

Condensed Consolidated Statements of Income and Comprehensive Income for the
Three Months Ended December 28, 2024 and December 30, 2023	4

Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three Months Ended December 28, 2024 and December 30, 2023	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 28, 2024 and December 30, 2023	6

Notes to Unaudited Interim Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

Part II – Other Information

Item 5. Other Information	20

Item 6. Exhibits	20

Signatures	21

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	December 28,	September 28,
	2024	2024
ASSETS
Current Assets:
Cash and cash equivalents	$269,509,759	$353,687,911
Receivables - net	104,710,234	78,266,383
Inventories	490,792,120	462,084,658
Other current assets	25,012,612	31,508,803
Total Current Assets	890,024,725	925,547,755
Property and Equipment - Net	1,526,528,312	1,526,708,462
Operating lease right of use assets	24,789,095	27,247,555
Other Assets	51,929,884	48,378,943
Total Assets	$2,493,272,016	$2,527,882,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,520,876	$17,520,876
Current portion of operating lease liabilities	4,809,453	4,995,837
Current portion of finance lease liabilities	684,931	674,759
Accounts payable - trade	182,758,478	198,329,197
Accrued expenses and current portion of other long-term liabilities	68,760,557	99,101,275
Total Current Liabilities	274,534,295	320,621,944
Deferred Income Taxes	64,056,000	63,767,000
Long-Term Debt	511,852,130	515,101,562
Noncurrent operating lease liabilities	21,341,325	24,276,818
Noncurrent operating finance liabilities	2,210,084	2,385,179
Other Long-Term Liabilities	57,670,346	55,981,122
Total Liabilities	931,664,180	982,133,625
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,545,750 shares issued and outstanding December 28, 2024; 14,544,925 shares issued and outstanding at September 28, 2024	727,288	727,247
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,448,626 shares issued and outstanding December 28, 2024; 4,449,451 shares issued and outstanding at September 28, 2024	222,431	222,472
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	9,075,368	6,737,631
Retained earnings	1,551,582,749	1,538,061,740
Total Stockholders’ Equity	1,561,607,836	1,545,749,090
Total Liabilities and Stockholders’ Equity	$2,493,272,016	$2,527,882,715

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Net sales	$1,288,114,667	$1,481,061,830
Cost of goods sold	986,979,951	1,132,260,751
Gross profit	301,134,716	348,801,079
Operating and administrative expenses	280,708,974	289,826,530
Gain from sale or disposal of assets	3,146,202	652,860
Income from operations	23,571,944	59,627,409
Other income, net	3,297,385	3,606,549
Interest expense	5,010,989	5,706,357
Income before income taxes	21,858,340	57,527,601
Income tax expense	5,270,000	14,134,000
Net income	$16,588,340	$43,393,601

Other comprehensive income (loss):
Change in fair value of interest rate swap	$3,089,737	$(5,067,556)
Income tax (expense) benefit	(752,000)	1,238,000
Other comprehensive income (loss), net of tax	2,337,737	(3,829,556)
Comprehensive income	$18,926,077	$39,564,045

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.89	$2.33
Diluted earnings per common share	$0.87	$2.28
Class B Common Stock
Basic earnings per common share	$0.81	$2.12
Diluted earnings per common share	$0.81	$2.12
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED DECEMBER 28, 2024 AND DECEMBER 30, 2023

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	(Loss) Income	Earnings	Total
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572
Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	16,588,340	16,588,340
Other comprehensive income, net of income tax	—	—	—	—	—	2,337,737	—	2,337,737
Cash dividends	—	—	—	—	—	—	(3,067,331)	(3,067,331)
Common stock conversions	825	41	(825)	(41)	—	—	—	—
Balance, December 28, 2024	14,545,750	$727,288	4,448,626	$222,431	$—	$9,075,368	$1,551,582,749	$1,561,607,836

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	December 28,	December 30,
	2024	2023
Cash Flows from Operating Activities:
Net income	$16,588,340	$43,393,601
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	30,938,524	28,774,484
Non cash operating lease cost	1,244,823	1,717,656
Gain from sale or disposal of assets	(3,146,202)	(652,860)
Receipt of advance payments on purchase contracts	740,785	250,000
Recognition of advance payments on purchase contracts	(755,549)	(816,137)
Deferred income taxes	(463,000)	(1,379,000)
Changes in operating assets and liabilities:
Receivables	(26,443,851)	(9,177,044)
Inventory	(28,707,463)	(7,186,938)
Other assets	6,034,986	1,006,283
Operating lease liabilities	(1,908,239)	(1,716,273)
Accounts payable and accrued expenses	(37,770,447)	(38,672,293)
Net Cash (Used) Provided by Operating Activities	(43,647,293)	15,541,479
Cash Flows from Investing Activities:
Purchase of short term investments	—	—
Proceeds from sales of property and equipment	3,916,693	812,578
Capital expenditures	(37,776,087)	(63,200,544)
Net Cash Used by Investing Activities	(33,859,394)	(62,387,966)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(3,439,212)	(3,437,500)
Repayment of finance lease	(164,922)	(155,342)
Dividends paid	(3,067,331)	(3,066,613)
Net Cash Used by Financing Activities	(6,671,465)	(6,659,455)
Net Decrease in Cash and Cash Equivalents	(84,178,152)	(53,505,942)
Cash and cash equivalents at beginning of period	353,687,911	328,539,922
Cash and Cash Equivalents at End of Period	$269,509,759	$275,033,980

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months Ended December 28, 2024 and December 30, 2023

A. BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of December 28, 2024, and the results of operations, changes in stockholders’ equity and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the three months ended December 28, 2024 and December 30, 2023. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company under the Securities Exchange Act of 1934, on December 27, 2024.

The results of operations for the three months ended December 28, 2024 are not necessarily indicative of the results to be expected for the full fiscal year.

B. NEW ACCOUNTING PRONOUNCEMENTS

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that existed as of March 12, 2020. The relief provided in this ASU extends through December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”), which did not materially impact our condensed consolidated unaudited interim financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The requirements apply prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on the Company’s Consolidated Financial Statements.

C. SHORT TERM INVESTMENTS

From time to time, the Company purchases financial products that can be readily converted into cash, and the Company accounts for such financial products as short-term investments. The financial products may include money market funds, bonds and mutual funds. The carrying values of the Company’s short-term investments approximate fair value because of their liquidity.

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $483,853 at December 28, 2024 and $474,684 at September 28, 2024.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	December 28,	September 28,
	2024	2024
Property, payroll and other taxes payable	$10,846,961	$22,592,669
Salaries, wages and bonuses payable	33,062,559	48,869,003
Self-insurance liabilities	16,550,966	16,477,444
Interest payable	1,392,767	4,984,248
Other	6,907,304	6,177,911
Total	$68,760,557	$99,101,275

Self-insurance liabilities are established for general liability claims, workers’ compensation, and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $36.7 million at December 28, 2024. Of this amount, $16.6 million was accounted for as a current liability and $20.1 million as a long-term liability, which included $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable. At September 28, 2024, the Company’s self-insurance reserves totaled $35.9 million, of which $16.5 million was accounted for as a current liability and $19.4 million as a long-term liability, which included $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $11.2 million and $13.1 million for the three months ended December 28, 2024 and December 30, 2023, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at December 28, 2024 and September 28, 2024.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which none were issued at December 28, 2024. The Company is not required to maintain compensating balances in connection with the Line. At December 28, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $49.9 million as of December 28, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $17.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $115.0 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended December 28, 2024, the Company recorded $2.3 million of other comprehensive income, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $12.0 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of December 28, 2024.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at December 28, 2024.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At December 28, 2024, property and equipment with an undepreciated cost of approximately $248.8 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At December 28, 2024, the Company had excess net worth totaling $511.2 million calculated under covenants in the Bonds, various floating rate loans (the “Loans”), and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 17, 2024 to stockholders of record on October 10, 2024.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 16, 2025 to stockholders of record on January 9, 2025.

For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K filed by the Company under the Securities Exchange Act of 1934, on December 27, 2024.

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

	Three Months Ended		Three Months Ended
	December 28, 2024		December 30, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$12,979,100	$3,609,240	$33,889,419	$9,504,182
Conversion of Class B to Class A shares	3,609,240	—	9,504,182	—
Net income allocated, diluted	$16,588,340	$3,609,240	$43,393,601	$9,504,182

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,545,223	4,449,153	14,517,696	4,476,680
Conversion of Class B to Class A shares	4,449,153	—	4,476,680	—
Weighted average shares outstanding, diluted	18,994,376	4,449,153	18,994,376	4,476,680

Earnings per share
Basic	$0.89	$0.81	$2.33	$2.12
Diluted	$0.87	$0.81	$2.28	$2.12

J. LEASES

Leases as Lessee

The Company conducts part of its retail operations from leased facilities. The initial terms of the leases are generally 20 years. The majority of the leases include one or more renewal options and require that the Company pay property taxes, utilities, repairs and certain other costs incidental to occupying the premises. Several leases contain clauses that require rental payments based on a percentage of gross sales of the supermarket occupying the leased space. Step rent provisions, escalation clauses and lease incentives are considered in computing minimum lease payments.

Operating Leases – Rent expense for all operating leases totaled $1.7 million for the three months ended December 28, 2024. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $210.0 thousand included amortization expense of $178.5 thousand, which was included in operating and administrative expense, and $45.1 thousand of interest expense for the three months ended December 28, 2024.

Future maturities of lease liabilities as of December 28, 2024 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$4,488,048	$630,000
2026	5,123,022	840,000
2027	4,557,095	840,000
2028	3,018,504	840,000
2029	2,029,928	101,500
Thereafter	15,641,087	—
Total lease payments	$34,857,684	$3,251,500
Less amount representing interest	8,706,906	356,485
Present value of lease liabilities	$26,150,778	$2,895,015

There were no lease extensions exercised to increase the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” on the Condensed Consolidated Balance Sheets during the three months ended December 28, 2024. At December 28, 2024, the weighted average remaining lease term for the Company’s operating leases was 15.0 years. The weighted average discount rate used to determine the operating lease liability balances as of December 28, 2024 was 4.0%, and was 6.0% for finance lease liability balances.

Leases as Lessor

At December 28, 2024, the Company owned and operated 100 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

Three Months Ended
December 28, 2024
Rents earned on owned and subleased properties:
Base rentals	$6,598,742
Variable rentals	78,502
Total	6,677,244
Depreciation on owned properties leased to others	(2,155,209)
Other shopping center expenses	(1,109,066)
Total	$3,412,969

Future minimum operating lease receipts at December 28, 2024 were as follows:

Fiscal Year
Remainder of 2025	$15,344,855
2026	16,836,353
2027	13,408,795
2028	10,845,522
2029	7,708,824
Thereafter	26,541,336
Total minimum future rental income	$90,685,685

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended
	December 28,	December 30,
	2024	2023
Revenues from unaffiliated customers:
Grocery	$477,535	$521,805
Non-foods	289,443	358,098
Perishables	334,302	367,983
Fuel	143,785	177,887
Total Retail	$1,245,065	$1,425,773
Other	43,050	55,289
Total revenues from unaffiliated customers	$1,288,115	$1,481,062

Income from operations:
Retail	$21,189	$53,390
Other	2,383	6,237
Total income from operations	$23,572	$59,627

	December 28,	September 28,
	2024	2024
Assets:
Retail	$2,162,626	$2,198,732
Other	332,587	331,150
Elimination of intercompany receivable	(1,941)	(1,999)
Total assets	$2,493,272	$2,527,883

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at December 28, 2024 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$307,125	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	129,463	129,463	Level 2
Interest rate swaps derivative contract assets	12,020	12,020	Level 2
Non-qualified retirement plan assets	27,602	27,602	Level 2

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at September 28, 2024 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$317,625	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	132,712	132,712	Level 2
Interest rate swaps derivative contract assets	8,931	8,931	Level 2
Non-qualified retirement plan assets	27,126	27,126	Level 2

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

The Company is currently working with its insurance carriers to reach final determinations with respect to inventory loss claims related to the impact of Hurricane Helene. The final amount of the claim is currently being assessed and the timing and exact amount of insurance proceeds remain uncertain. The Company did not recognize an asset for the insurance recovery receivable in the Consolidated Balance Sheet as of December 28, 2024, because recovery was not yet deemed probable. The Company will continue to monitor the claims process and will adjust its impact on financials statements accordingly in future periods.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan is prohibited from selling shares of the Company’s Class A Common Stock. During the three months ended December 28, 2024, no such loans were made, repaid or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, currently operates 198 supermarkets in North Carolina (75), Georgia (65), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). At December 28, 2024, three of the four stores temporarily closed due to damages sustained in Hurricane Helene remained closed, but they are expected to reopen during 2025.

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to the same storm, for which insurance proceeds of

$1.0 million were received during October 2024. These recorded losses did not include future repairs and rebuilds, nor did they account for revenue lost due to store closures or electronic payment disruptions. The Company’s properties, including its distribution center, were impacted; however, the distribution center returned to full operation within two weeks following the storm. Four stores sustained damage that required that they be temporarily closed. As of the date of this Quarterly Report on Form 10-Q, one of the four stores has reopened and the three remaining stores are currently expected to reopen during 2025. In addition, during the quarter ended December 28, 2024, the Company incurred approximately $5.4 million in cleanup and repair costs as a result of Hurricane Helene.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not accurately predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. At December 28, 2024, the Company’s self-insurance reserves totaled $36.7 million. This amount included $4.0 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the three-month period ended December 28, 2024.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $35.1 million and $36.8 million for the fiscal quarters ended December 28, 2024 and December 30, 2023, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $1.3 million and $1.9 million for the fiscal quarters ended December 28, 2024 and December 30, 2023, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three-month periods ended December 28, 2024 and December 30, 2023 both include 13 weeks of operations. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three-month period ended December 28, 2024, comparable store sales included 195 stores, which excludes the three stores that remain closed due to the impact of Hurricane Helene. For the three-month period ended December 30, 2023, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended
	December 28,	December 30,
	2024	2023
Net sales	100.0%	100.0%
Gross profit	23.4%	23.6%
Operating and administrative expenses	21.8%	19.6%
Gain from asset disposals	0.2%	—%
Income from operations	1.8%	4.0%
Other income, net	0.3%	0.3%
Interest expense	0.4%	0.4%
Income tax expense	0.4%	1.0%
Net income	1.3%	2.9%

Three Months Ended December 28, 2024 Compared to the Three Months Ended December 30, 2023

Net income for the first quarter of fiscal 2025 totaled $16.6 million, compared with net income of $43.4 million for the first quarter of fiscal 2024. Total sales, less fuel, decreased by 11.7%.

Net Sales. Net sales decreased by $193.0 million, or 13.0%, to $1.29 billion for the three months ended December 28, 2024 compared with $1.48 billion for the three months ended December 30, 2023. The Company estimates that approximately $55 to $65 million of revenue was lost during the three-week period immediately following the storm due to road and power outages which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions as a result of Hurricane Helene. Excluding fuel sales, total grocery comparable store sales decreased 9.4% over the comparative fiscal quarter. Ingles operated 198 stores at both December 28, 2024 and December 30, 2023; however, three stores damaged by Hurricane Helene remained closed at December 28, 2024.

Changes in retail grocery sales for the quarter ended December 28, 2024 as compared to the quarter ended December 30, 2023 are summarized as follows (in thousands):

Total retail sales for the three months ended December 30, 2023	$1,425,773
Comparable store sales decrease (including fuel)	(144,738)
Impact of stores that remain closed	(29,689)
Other	(6,281)
Total retail sales for the three months ended December 28, 2024	$1,245,065

Gross Profit. Gross profit for the three-month period ended December 28, 2024 totaled $301.1 million, a decrease of $47.7 million, or 13.7%, compared with gross profit of $348.8 million for the three-month period ended December 30, 2023. Gross profit as a percentage of sales was 23.4% for the three months ended December 28, 2024 as compared to 23.6% for the three months ended December 30, 2023. Retail segment gross profit, excluding fuel increased 25 basis points for the quarter ended December 28, 2024 as compared with the quarter ended December 30, 2023.

Operating and Administrative Expenses. Operating and administrative expenses decreased by $9.1 million, or 3.1%, to $280.7 million for the three months ended December 28, 2024, as compared to $289.8 million for the three months ended December 30, 2023.

Operating expenses were lower as a result of the forced closure of four stores due to the impact of Hurricane Helene, which temporarily reduced number of associates due to their inability to return, or regularly return, to work for several weeks after the storm, and our receipt of $1.0 million of insurance proceeds related to property loss due to Hurricane Helene. The reduction in operating expenses was partially offset by approximately $5.4 million of cleanup and repair costs incurred as a result of Hurricane Helene. As a percentage of sales, operating and administrative expenses were 21.8% and 19.6% for the December 2024 and December 2023 quarters, respectively. Excluding fuel sales and associated fuel operating expenses (primarily payroll), operating expenses were 24.3% of sales for the first fiscal quarter of 2025 compared with 22.0% for the first fiscal quarter of 2024.

A breakdown of the major changes in operating and administrative expenses is as follows:

		(Decrease)
	(Decrease)	Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$(9.7)	(0.75)%
Repairs and maintenance	$2.8	0.22%
Bank charges	$(1.8)	(0.14)%
Depreciation and amortization	$1.6	0.12%
Professional fees	$1.5	0.12%

Salaries and wages decreased in dollars due to the impact of Hurricane Helene, including the temporary closure of four stores, of which three currently remain closed, disruption at other stores due to storm-related power losses and difficulties for associates to get to work due to the damages caused by Hurricane Helene.

Repairs and maintenance expense increased due to the cleanup and repairs required by Hurricane Helene.

Bank charges decreased due to decreased activity related to loss of internet connectivity after the storm, which temporarily disrupted the ability to accept credit and debit cards.

Depreciation and amortization increased due to acquired real property and implementation of information technology systems and upgrades.

Professional fees increased in dollars due to professional services required as a result of Hurricane Helene and investments the Company has made in its information technology systems and in technology transformation projects.

Other Income. Other income totaled $3.3 million for the three months ended December 28, 2024 compared with $3.6 million for the three months ended December 30, 2023.

Interest Expense. Interest expense totaled $5.0 million for the three-month period ended December 28, 2024 compared with $5.7 million for the three-month period ended December 30, 2023. Total debt at December 28, 2024 was $529.4 million compared with $546.9 million at December 30, 2023.

Income Taxes. Income tax expense totaled $5.3 million for the three months ended December 28, 2024, reflecting an effective tax rate of 24.1% of pretax income. Income tax expense totaled $14.1 million for the three months ended December 30, 2023, reflecting an effective tax rate of 24.6% of pretax income.

Net Income. Net income totaled $16.6 million for the three-month period ended December 28, 2024 compared with $43.4 million for the three-month period ended December 30, 2023. Basic and diluted earnings per share for Class A Common Stock were $0.89 and $0.87, respectively, for the December 2024 quarter, compared to $2.33 and $2.28, respectively, for the December 2023 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.81 for the December 2024 quarter compared with $2.12 for the December 2023 quarter.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $37.8 million for the three-month period ended December 28, 2024. The Company’s capital expenditures included the continued construction of a new store opening in 2025, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2025 currently include investments of approximately $120 to $160 million. The Company currently plans to dedicate the majority of its fiscal 2025 capital expenditures to continued improvement of its store base, including the re-opening of the stores temporarily closed due to Hurricane Helene, remodeling, and continued investment in one store expected to open in fiscal 2025, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

Notwithstanding higher anticipated capital expenditures for fiscal 2025, the Company currently expects that its annual capital expenditures will be in the range of approximately $100 to $160 million going forward to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity

The Company used $43.6 million net cash for operations for the three months ended December 28, 2024 compared with $15.5 million provided by operations for the three months ended December 30, 2023. The decrease was primarily attributable to lower net income and higher working capital needs.

Cash used by investing activities for the three-month periods ended December 28, 2024 and December 30, 2023 totaled $33.9 million and $62.4 million, respectively, primarily related to reduced capital expenditures.

Cash used by financing activities totaled $6.7 million for both the three-month periods ended December 28, 2024 and December 30, 2023.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which none were issued at December 28, 2024. The Company is not required to maintain compensating balances in connection with the Line. At December 28, 2024, the Company had no borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036. The Project was completed in 2012.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions have agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $49.9 million as of December 28, 2024. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $17.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $115.0 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, or the failure of the Company to meet certain financial covenants designated in its loan documents. As of December 28, 2024, the Company was in compliance with these covenants.

The Company’s principal sources of liquidity are expected to be cash flow from operations, borrowings under the Line and long-term debt financing. The Company believes, based on its current results of operations and financial condition, that its financial resources, including the Line, short- and long-term financing expected to be available to it and operating cash flow, will be sufficient to meet planned capital expenditures and working capital requirements for the foreseeable future, including any debt service requirements of additional borrowings. However, there is no assurance that any such sources of financing will be available to the Company when needed on acceptable terms, or at all.

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, natural disasters, changing demographics, and pandemics or other health emergencies, as well as the additional factors discussed below under “Forward Looking Statements” and under the heading “Risk Factors” contained in our most recently filed Annual Report on Form 10-k, as well as under similar headings in our Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 per share on its Class A Common Stock and $0.15 per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. In addition, the Bonds and the Line contain provisions that restrict the ability of the Company to pay cash dividends in excess of two times the current quarterly per share amounts.

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

Twelve Months Ended
December 2024
All items	2.9%
Food at home	1.8%
Energy	(0.5)%

Forward Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties, many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include the resurgence of the

COVID-19 pandemic or variants of the virus on our business and economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company under the Exchange Act, on December 27, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $132.0 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company with the Securities and Exchange Commission, on December 27, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 28, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2024. After consideration of the matters discussed above and the changes in internal control over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 28, 2024.

(b) Changes in Internal Control over Financial Reporting

The Company is currently planning and performing tests of internal controls over financial reporting for fiscal year 2025.

No changes in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended December 28, 2024, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 or Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended December 28, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

___________________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: February 6, 2025	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: February 6, 2025	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)