Form 10-Q
period 2025-03-29
INGLES MARKETS INC
filed 2025-05-08
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2025

or

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

As of May 6, 2025, the registrant had 14,547,280 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,447,096 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 29,	September 28,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$297,329,467	$353,687,911
Receivables - net	99,199,456	78,266,383
Inventories	491,182,499	462,084,658
Other current assets	21,450,954	31,508,803
Total Current Assets	909,162,376	925,547,755
Property and Equipment - Net	1,521,897,577	1,526,708,462
Operating lease right of use assets	27,404,826	27,247,555
Other Assets	47,956,904	48,378,943
Total Assets	$2,506,421,683	$2,527,882,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,520,876	$17,520,876
Current portion of operating lease liabilities	4,825,700	4,995,837
Current portion of finance lease liabilities	695,257	674,759
Accounts payable - trade	178,838,264	198,329,197
Accrued expenses and current portion of other long-term liabilities	83,529,992	99,101,275
Total Current Liabilities	285,410,089	320,621,944
Deferred Income Taxes	62,173,000	63,767,000
Long-Term Debt	504,073,620	515,101,562
Noncurrent operating lease liabilities	23,946,380	24,276,818
Noncurrent finance lease liabilities	2,032,350	2,385,179
Other Long-Term Liabilities	56,973,386	55,981,122
Total Liabilities	934,608,825	982,133,625
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stock:
Class A, $0.05 par value; 150,000,000 shares authorized; 14,547,055 shares issued and outstanding at March 29, 2025; 14,544,925 shares issued and outstanding at September 28, 2024	727,353	727,247
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; 4,447,321 shares issued and outstanding at March 29, 2025; 4,449,451 shares issued and outstanding at September 28, 2024	222,366	222,472
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	7,241,718	6,737,631
Retained earnings	1,563,621,421	1,538,061,740
Total Stockholders’ Equity	1,571,812,858	1,545,749,090
Total Liabilities and Stockholders’ Equity	$2,506,421,683	$2,527,882,715

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 29,	March 30,
	2025	2024
Net sales	$1,331,273,155	$1,367,479,701
Cost of goods sold	1,020,296,521	1,045,594,741
Gross profit	310,976,634	321,884,960
Operating and administrative expenses	289,144,009	284,762,087
(Loss) Gain from sale or disposal of assets	(192,287)	7,686,184
Income from operations	21,640,338	44,809,057
Other income, net	2,842,253	3,381,398
Interest expense	4,878,576	5,587,829
Income before income taxes	19,604,015	42,602,626
Income tax expense	4,498,000	10,704,000
Net income	$15,106,015	$31,898,626

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(2,423,650)	$1,510,471
Income tax benefit (expense)	590,000	(369,000)
Other comprehensive (loss) income, net of tax	(1,833,650)	1,141,471
Comprehensive income	$13,272,365	$33,040,097

Per share amounts:
Class A Common Stock
Basic earnings per common share	$0.81	$1.72
Diluted earnings per common share	$0.80	$1.68
Class B Common Stock
Basic earnings per common share	$0.74	$1.56
Diluted earnings per common share	$0.74	$1.56
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Net sales	$2,619,387,821	$2,848,541,531
Cost of goods sold	2,007,276,472	2,177,855,492
Gross profit	612,111,349	670,686,039
Operating and administrative expenses	569,852,982	574,588,617
Gain from sale or disposal of assets	2,953,915	8,339,044
Income from operations	45,212,282	104,436,466
Other income, net	6,139,638	6,987,947
Interest expense	9,889,565	11,294,186
Income before income taxes	41,462,355	100,130,227
Income tax expense	9,768,000	24,838,000
Net income	$31,694,355	$75,292,227

Other comprehensive income (loss):
Change in fair value of interest rate swap	$666,087	$(3,557,085)
Income tax (expense) benefit	(162,000)	869,000
Other comprehensive income (loss), net of tax	504,087	(2,688,085)
Comprehensive income	$32,198,442	$72,604,142

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.70	$4.05
Diluted earnings per common share	$1.67	$3.96
Class B Common Stock
Basic earnings per common share	$1.55	$3.68
Diluted earnings per common share	$1.55	$3.68
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 29, 2025 AND MARCH 30, 2024

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	(Loss) Income	Earnings	Total
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572
Net income	—	—	—	—	—	—	31,898,626	31,898,626
Other comprehensive income, net of income tax	—	—	—	—	—	1,141,471	—	1,141,471
Cash dividends	—	—	—	—	—	—	(3,067,200)	(3,067,200)
Common stock conversions	525	26	(525)	(26)	—	—	—	—
Balance, March 30, 2024	14,536,700	$726,835	4,457,676	$222,884	$—	$10,545,546	$1,513,947,204	$1,525,442,469

Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	16,588,340	16,588,340
Other comprehensive income, net of income tax	—	—	—	—	—	2,337,737	—	2,337,737
Cash dividends	—	—	—	—	—	—	(3,067,331)	(3,067,331)
Common stock conversions	825	41	(825)	(41)	—	—	—	—
Balance, December 28, 2024	14,545,750	$727,288	4,448,626	$222,431	$—	$9,075,368	$1,551,582,749	$1,561,607,836
Net income	—	—	—	—	—	—	15,106,015	15,106,015
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,833,650)	—	(1,833,650)
Cash dividends	—	—	—	—	—	—	(3,067,343)	(3,067,343)
Common stock conversions	1,305	65	(1,305)	(65)	—	—	—	—
Balance, March 29, 2025	14,547,055	$727,353	4,447,321	$222,366	$—	$7,241,718	$1,563,621,421	$1,571,812,858

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 29,	March 30,
	2025	2024
Cash Flows from Operating Activities:
Net income	$31,694,355	$75,292,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	61,535,627	58,022,599
Non cash operating lease cost	2,391,047	3,363,519
Gain from sale or disposal of assets	(2,953,915)	(8,339,044)
Receipt of advance payments on purchase contracts	2,095,888	1,150,677
Recognition of advance payments on purchase contracts	(1,185,721)	(1,529,141)
Deferred income taxes	(1,756,000)	(2,757,000)
Changes in operating assets and liabilities:
Receivables	(20,933,073)	(1,837,366)
Inventory	(29,097,841)	14,729,941
Other assets	11,145,974	(9,112,237)
Operating lease liabilities	(3,048,892)	(3,363,973)
Accounts payable and accrued expenses	(30,474,876)	(39,646,215)
Net Cash Provided by Operating Activities	19,412,573	85,973,987
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	4,080,447	3,711,585
Capital expenditures	(61,976,954)	(98,355,767)
Net Cash Used by Investing Activities	(57,896,507)	(94,644,183)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(11,407,504)	(11,405,040)
Repayment of finance lease	(332,332)	(313,025)
Dividends paid	(6,134,674)	(6,133,813)
Net Cash Used by Financing Activities	(17,874,510)	(17,851,878)
Net Decrease in Cash and Cash Equivalents	(56,358,444)	(26,522,074)
Cash and cash equivalents at beginning of period	353,687,911	328,539,922
Cash and Cash Equivalents at End of Period	$297,329,467	$302,017,848

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 29, 2025 and March 30, 2024

A. BASIS OF PREPARATION

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of March 29, 2025 and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 29, 2025 and March 30, 2024, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the six months ended March 29, 2025 and March 30, 2024. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these condensed consolidated unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company under the Securities Exchange Act of 1934, on December 27, 2024.

The results of operations for the three-month and six-month periods ended March 29, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $483,827 at March 29, 2025 and $474,684 at September 28, 2024.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consist of the following:

	March 29,	September 28,
	2025	2024
Property, payroll and other taxes payable	$17,339,679	$22,592,669
Salaries, wages and bonuses payable	37,182,297	48,869,003
Self-insurance liabilities	16,918,606	16,477,444
Interest payable	4,779,784	4,984,248
Other	7,309,626	6,177,911
	$83,529,992	$99,101,275

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $37.3 million at March 29, 2025. Of this amount, $16.9 million was accounted for as a current liability and $20.4 million as a long-term liability, which included $3.7 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable. At September 28, 2024, the Company’s self-insurance reserves totaled $35.9 million of which $16.5 million was accounted for as a current liability and $19.4 million as a long-term liability, which included $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $12.0 million and $9.4 million for the three-month periods ended March 29, 2025 and March 30, 2024, respectively. For the six-month periods ended March 29, 2025 and March 30, 2024, employee insurance expense, net of employee contributions totaled $23.2 million and $22.4 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at March 29, 2025 and September 28, 2024.

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

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which $500,000 was issued at March 29, 2025. The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions would hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $45.4 million as of March 29, 2025. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $15.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $113.0 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended March 29, 2025, the Company recorded $1.8 million of other comprehensive loss, and for the six months ended March 29, 2025, the Company recorded $0.5 million of other comprehensive income, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $9.6 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 29, 2025. For the three months ended March 30, 2024, the Company recorded $1.1 million of other comprehensive income, and for the six months ended March 30, 2024, the Company recorded $2.7 million of other comprehensive loss, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $14.0 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 30, 2024.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. The Company was in compliance with all financial covenants at March 29, 2025.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 29, 2025, property and equipment with an undepreciated cost of approximately $247.7 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. At March 29, 2025, the Company had excess net worth totaling $513.9 million calculated under covenants in the Bonds, various floating rate loans, and the Line. This amount is available to pay dividends; however, certain loan agreements containing provisions outlining minimum tangible net worth requirements restrict the ability of the Company to pay cash dividends in excess of two times the current annual per share dividends paid on the Company’s Class A Common Stock and Class B Common Stock. Further, the Company is prevented from paying cash dividends at any time that it is in default under the indenture governing the Notes. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 17, 2025 to stockholders of record on April 10, 2025.

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

	Three Months Ended		Six Months Ended
	March 29, 2025		March 29, 2025
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$11,819,907	$3,286,108	$24,799,038	$6,895,317
Conversion of Class B to Class A shares	3,286,108	—	6,895,317	—
Net income allocated, diluted	$15,106,015	$3,286,108	$31,694,355	$6,895,317

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,546,039	4,448,337	14,545,631	4,448,745
Conversion of Class B to Class A shares	4,448,337	—	4,448,745	—
Weighted average shares outstanding, diluted	18,994,376	4,448,337	18,994,376	4,448,745

Earnings per share
Basic	$0.81	$0.74	$1.70	$1.55
Diluted	$0.80	$0.74	$1.67	$1.55

	Three Months Ended		Six Months Ended
	March 30, 2024		March 30, 2024
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,944,280	$6,954,346	$58,839,087	$16,453,140
Conversion of Class B to Class A shares	6,954,346	—	16,453,140	—
Net income allocated, diluted	$31,898,626	$6,954,346	$75,292,227	$16,453,140

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,536,449	4,457,927	14,527,072	4,467,304
Conversion of Class B to Class A shares	4,457,927	—	4,467,304	—
Weighted average shares outstanding, diluted	18,994,376	4,457,927	18,994,376	4,467,304

Earnings per share
Basic	$1.72	$1.56	$4.05	$3.68
Diluted	$1.68	$1.56	$3.96	$3.68

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

Operating Leases – Rent expense for all operating leases totaled $2.0 million and $3.7 million for the three and six months ended March 29, 2025, respectively. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $420.0 thousand included amortization expense of $357.0 thousand, which was included in operating and administrative expense, and $87.7 thousand of interest expense for the six months ended March 29, 2025.

Future maturities of lease liabilities as of March 29, 2025 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$2,992,032	$420,000
2026	5,992,190	840,000
2027	5,482,431	840,000
2028	3,943,840	840,000
2029	2,955,264	101,500
Thereafter	16,625,088	—
Total lease payments	$37,990,845	$3,041,500
Less amount representing interest	9,218,765	313,893
Present value of lease liabilities	$28,772,080	$2,727,607

Lease extensions exercised during the six months ended March 29, 2025 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $4.1 million on the Condensed Consolidated Balance Sheets as of March 29, 2025. At March 29, 2025, the weighted average remaining lease term for the Company’s operating leases was 14.1 years. The weighted average discount rates used to determine operating lease liability balances and finance lease liability balances were 4.3% and 6.0%, respectively.

Leases as Lessor

At March 29, 2025, the Company owned and operated 101 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 29, 2025	March 29, 2025
Rents earned on owned and subleased properties:
Base rentals	$7,928,216	$14,526,958
Variable rentals	78,502	157,004
Total	8,006,718	14,683,962
Depreciation on owned properties leased to others	(2,155,209)	(4,310,418)
Other shopping center expenses	(1,129,957)	(2,239,023)
Total	$4,721,552	$8,134,521

Future minimum operating lease receipts at March 29, 2025 were as follows:

Fiscal Year
Remainder of 2025	$10,371,633
2026	17,512,431
2027	14,131,226
2028	11,533,448
2029	8,356,254
Thereafter	28,183,691
Total minimum future rental income	$90,088,683

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Revenues from unaffiliated customers:
Grocery	$492,048	$490,490	$969,583	$1,012,295
Non-foods	286,174	305,921	575,617	664,018
Perishables	348,132	349,135	682,434	717,119
Fuel	150,649	169,742	294,434	347,629
Total Retail	$1,277,003	$1,315,288	$2,522,068	$2,741,061
Other	54,270	52,192	97,320	107,481
Total revenues from unaffiliated customers	$1,331,273	$1,367,480	$2,619,388	$2,848,542

Income from operations:
Retail	$12,925	$38,732	$34,114	$92,123
Other	8,715	6,076	11,098	12,313
Total income from operations	$21,640	$44,809	$45,212	$104,436

	March 29,	September 28,
	2025	2024
Assets:
Retail	$2,173,697	$2,198,732
Other	334,346	331,150
Elimination of intercompany receivable	(1,621)	(1,999)
Total assets	$2,506,422	$2,527,883

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 29, 2025 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$317,625	Level 2
Facility Bonds due 2036	45,380	45,380	Level 2
Secured notes payable and other	126,214	126,214	Level 2
Interest rate swap derivative contracts asset	9,597	9,597	Level 2
Non-qualified retirement plan assets	26,675	26,675	Level 2

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

The Company is currently working with its insurance carriers to reach final determinations with respect to inventory loss claims related to the impact of Hurricane Helene. The final amount of the claim is currently being assessed and the timing and exact amount of insurance proceeds remain uncertain. The Company did not recognize an asset for the insurance recovery receivable in the Consolidated Balance Sheet as of March 29, 2025, because recovery was not yet deemed probable. The Company will continue to monitor the claims process and will adjust its impact on financials statements accordingly in future periods.

Subsequent to March 29, 2025, the Company entered into an agreement to receive a partial payment of $4.2 million towards the ultimate settlement of the inventory loss claims. We will continue to work with the insurance carriers to reach final determination with respect to the total recovery of the inventory loss claims.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan is prohibited from selling shares of the Company’s Class A Common Stock. During the six months ended March 29, 2025, no such loans were made, repaid, or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in North Carolina (75), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). At March 29, 2025, three of the four stores temporarily closed due to damages sustained in Hurricane Helene remained closed, but they are expected to reopen at various times later during 2025 and 2026.

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to the same storm, for which insurance proceeds of $1.5 million were received during the six months ended March 29, 2025. These recorded losses did not include future repairs and rebuilds, nor did they account for revenue lost due to store closures or electronic payment disruptions. As of the date of this Quarterly Report on Form 10-Q, one of the four stores temporarily closed due to hurricane impacts has reopened, and the three remaining stores are currently expected to reopen at various times later during 2025 and 2026. In addition, during the six months ended March 29, 2025, the Company incurred approximately $6.7 million in cleanup and repair costs as a result of Hurricane Helene.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At March 29, 2025, the Company’s self-insurance reserves totaled $37.3 million. This amount included $3.7 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 29, 2025.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $36.4 million and $35.8 million for the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively. For the six-month periods ended March 29, 2025 and March 30, 2024, vendor allowances applied as a reduction of merchandise costs totaled $71.5 million and $72.6 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.4 million and $2.3 million for the fiscal quarters ended March 29, 2025 and March 30, 2024, respectively. For the six-month periods ended March 29, 2025 and March 30, 2024, vendor advertising allowances recorded as a reduction of advertising expense totaled $3.7 million and $4.2 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three and six-month periods ended March 29, 2025 and March 30, 2024 both include 13 and 26 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 29, 2025, comparable store sales included 194 stores, which excludes the three stores that remain closed due to the impact of Hurricane Helene. For the three- and six-month periods ended March 30, 2024, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 29,	March 30,	March 29,	March 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	23.4%	23.5%	23.4%	23.5%
Operating and administrative expenses	21.8%	20.8%	21.7%	20.1%
Gain from sale or disposal of assets	—%	0.6%	0.1%	0.3%
Income from operations	1.6%	3.3%	1.8%	3.7%
Other income, net	0.2%	0.2%	0.2%	0.2%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	0.3%	0.8%	0.4%	0.9%
Net income	1.1%	2.3%	1.2%	2.6%

Three Months Ended March 29, 2025 Compared to the Three Months Ended March 30, 2024

Net income for the second quarter of fiscal 2025 totaled $15.1 million, compared with net income of $31.9 million for the second quarter of fiscal 2024. This decrease related to decreased sales and increased expenses, as described below.

Net Sales. Net sales decreased by $36.2 million, or 2.7%, to $1.33 billion for the three months ended March 29, 2025 compared to $1.37 billion for the three months ended March 30, 2024. Excluding fuel sales, total grocery comparable store sales increased 0.8% over the comparative fiscal quarter. Ingles operated 197 stores at March 29, 2025; however, three stores damaged by Hurricane Helene remained closed at March 29, 2025. Ingles operated 198 stores at March 30, 2024.

Sales by product category (in thousands) were as follows:

	Three Months Ended
	March 29,	March 30,
	2025	2024
Grocery	$492,048	$490,490
Non-foods	286,174	305,921
Perishables	348,132	349,135
Fuel	150,649	169,742
Total retail grocery	$1,277,003	$1,315,288

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended March 29, 2025 are summarized as follows (in thousands):

Total retail sales for the three months ended March 30, 2024	$1,315,288
Comparable store sales decrease (including fuel)	(8,770)
Effect of Easter in second quarter of fiscal 2024	(9,723)
Impact of stores that remained closed	(27,884)
Impact of stores closed in fiscal 2025	(2,750)
Other	10,842
Total retail sales for the three months ended March 29, 2025	$1,277,003

Gross Profit. Gross profit for the three-month period ended March 29, 2025 totaled $311.0 million, a decrease of $10.9 million, or 3.4%, compared with gross profit of $321.9 million for the three-month period ended March 30, 2024. Gross profit as a percentage of sales was 23.4% and 23.5% for the three months ended March 29, 2025 and March 30, 2024, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased by $4.4 million, or 1.5%, to $289.1 million for the three months ended March 29, 2025, from $284.8 million for the three months ended March 30, 2024. As a percentage of sales, operating and administrative expenses were 21.8% and 20.8% for the March 2025 and March 2024 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase
	(Decrease)	(Decrease) as a
	in millions	% of sales
Repairs and maintenance	$2.8	0.21%
Professional fees	$1.1	0.09%
Insurance	$(1.1)	(0.08)%
Depreciation and amortization	$1.0	0.08%

Repairs and maintenance increased due to the cleanup and repairs required by Hurricane Helene.

Professional fees increased due to professional services required as a result of Hurricane Helene and investsments the Company has made in its information technology systems and in technology transformation projects.

Insurance expense decreased due to lower claim volume for our self-insured employee benefit plans.

Depreciation and amortization expense increased due to acquired property and the implementation of technology systems.

Loss or Gain from Sale or Disposal of Assets. Loss from the sale or disposal of assets totaled $0.2 million for the three months ended March 29, 2025. Gain from the sale or disposal of assets totaled $7.7 million for the three months ended March 30, 2024, primarily from the exchange of adjacent property.

Interest Expense. Interest expense totaled $4.9 million for the three-month period ended March 29, 2025 compared with $5.6 million for the three-month period ended March 30, 2024. The decrease related primarily to lower interest rates applicable to our variable rate indebtedness. Total debt at March 29, 2025 was $521.6 million compared with $539.1 million at March 30, 2024.

Income Taxes. Income tax expense totaled $4.5 million for the three months ended March 29, 2025, reflecting an effective tax rate of 22.9% of pretax income. Income tax expense totaled $10.7 million for the three months ended March 30, 2024, reflecting an effective tax rate of 25.1% of pretax income.

Net Income. Net income totaled $15.1 million for the three-month period ended March 29, 2025 compared with $31.9 million for the three-month period ended March 30, 2024. Basic and diluted earnings per share for Class A Common Stock were $0.81 and $0.80, respectively, for the March 2025 quarter, compared to $1.72 and $1.68, respectively, for the March 2024 quarter. Basic and diluted earnings per share for Class B Common Stock were each $0.74 for the March 2025 quarter compared with $1.56 for the March 2024 quarter.

Six Months Ended March 29, 2025 Compared to the Six Months Ended March 30, 2024

Net income for the first half of fiscal 2025 totaled $31.7 million, compared with net income of $75.3 million for the first half of fiscal 2024. The decrease related primarily to decreased sales and increased expenses, as described below.

Net Sales. Net sales decreased by $229.2 million, or 8.0%, to $2.62 billion for the six months ended March 29, 2025 compared with $2.85 billion for the six months ended March 30, 2024. The Company estimates that approximately $55 to $65 million of revenue was lost during the three-week period immediately following the storm due to road and power outages which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions as a result of Hurricane Helene. Excluding fuel sales, total grocery comparable store sales decreased 4.6% over the comparative six-month period.

Sales by product category (in thousands) were as follows:

	Six Months Ended
	March 29,	March 30,
	2025	2024
Grocery	$969,583	$1,012,295
Non-foods	575,617	664,018
Perishables	682,434	717,119
Fuel	294,434	347,629
Total retail grocery	$2,522,068	$2,741,061

Changes in retail grocery sales for the quarter ended March 29, 2025 are summarized as follows (in thousands):

Total retail sales for the six months ended March 30, 2024	$2,741,061
Comparable store sales decrease (including fuel)	(153,508)
Effect of Easter in second quarter of fiscal 2024	(9,723)
Impact of stores that remained closed	(57,573)
Impact of stores closed in fiscal 2025	(2,750)
Other	4,561
Total retail sales for the six months ended March 29, 2025	$2,522,068

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the six-month period ended March 29, 2025 totaled $612.1 million, a decrease of $58.6 million, or 8.7%, compared with gross profit of $670.7 million for the six-month period ended March 30, 2024. Gross profit as a percentage of sales was 23.4% and 23.5% for the six months ended March 29, 2025 and March 30, 2024, respectively.

Operating and Administrative Expenses. Operating and administrative expenses decreased by $4.7 million, or 0.8%, to $569.9 million for the six months ended March 29, 2025, from $574.6 million for the six months ended March 30, 2024. As a percentage of sales, operating and administrative expenses were 21.8% and 20.2% for the March 2025 and March 2024 six-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

	(Decrease)	(Decrease)
	Increase	Increase as a
	in millions	% of sales
Salaries and wages	$(10.3)	(0.39)%
Repairs and maintenance	$5.6	0.22%
Professional fees	$2.6	0.10%
Depreciation and amortization	$2.6	0.10%

Salaries and wages decreased due to the impact of Hurricane Helene, including the temporary closure of four stores, of which three currently remain closed, disruption at other stores due to storm-related power losses and difficulties for associates to get to work due to the damages caused by Hurricane Helene.

Repairs and maintenance expense increased due to the cleanup and repairs required by Hurricane Helene.

Professional fees increased due to professional services required as a result of Hurricane Helene and investments the Company has made in its information technology systems and in technology transformation projects.

Depreciation and amortization increased due to acquired property and implementation of information technology systems and upgrades.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $3.0 million for the six months ended March 29, 2025, as compared to $8.3 million for the six months ended March 30, 2024.

Interest Expense. Interest expense totaled $9.9 million for the six-month period ended March 29, 2025 compared with $11.3 million for the six-month period ended March 30, 2024. The decrease related primarily to lower interest rates applicable to our variable rate indebtedness. Total debt at March 29, 2025 was $521.6 million compared with $539.1 million at March 30, 2024.

Income Taxes. Income tax expense totaled $9.8 million for the six months ended March 29, 2025, reflecting an effective tax rate of 23.6% of pretax income. Income tax expense totaled $24.8 million for the six months ended March 30, 2024, reflecting an effective tax rate of 24.8% of pretax income.

Net Income. Net income totaled $31.7 million for the six-month period ended March 29, 2025 compared with $75.3 million for the six-month period ended March 30, 2024. Basic and diluted earnings per share for Class A Common Stock were $1.70 and $1.67, respectively, for the six months ended March 29, 2025, compared to $4.05 and $3.96, respectively, for the six months ended March 30, 2024. Basic and diluted earnings per share for Class B Common Stock were each $1.55 for the six months ended March 29, 2025 compared with $3.68 for the six months ended March 30, 2024.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $62.0 million for the six-month period ended March 29, 2025. The Company’s capital expenditures included the continued construction of a new store, restoration work on one of the remaining three temporarily closed stores due to Hurricane Helene, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2025 currently include investments of approximately $120 to $160 million. The Company currently plans to dedicate the majority of its fiscal 2025 capital expenditures to continued improvement of its store base, including the re-opening of the stores temporarily closed due to Hurricane Helene, remodeling and continued investment in one store expected to open in fiscal 2025, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company currently expects that its annual capital expenditures will be in the range of approximately $120 to $160 million going forward in order to maintain a modern store base and to re-open the remaining temporarily closed stores. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity

The Company generated $19.4 million net cash from operations for the six months ended March 29, 2025 compared with $85.9 million for the six months ended March 30, 2024. Cash from operations decreased by $66.6 million due to lower net income for the six months ended March 29, 2025 compared with the six months ended March 30, 2024 due to reduced income and increases in working capital needs.

Cash used by investing activities for the six-month periods ended March 29, 2025 and March 30, 2024 totaled $57.9 million and $94.6 million, respectively, consisting primarily of capital expenditures.

Cash used by financing activities totaled $17.9 million for both the six-month periods ended March 29, 2025 and March 30, 2024.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that matures in June 2026. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which $500,000 was issued at March 29, 2025. The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036. The Project was completed in 2012.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions have agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $45.4 million as of March 29, 2025. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $15.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $113.0 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, or the failure of the Company to meet certain financial covenants designated in its loan documents. As of March 29, 2025, the Company was in compliance with these covenants.

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

Twelve Months Ended
March 2025
All items	2.4%
Food at home	2.4%
Energy	(3.3)%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $128.5 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company with the Securities and Exchange Commission, on December 27, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 29, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2024. After consideration of the matters discussed above and the changes in internal controls over financial reporting discussed below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 29, 2025.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended March 29, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 or Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 8, 2025	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: May 8, 2025	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)