Form 10-Q
period 2025-06-28
INGLES MARKETS INC
filed 2025-08-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2025

or

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

As of August 5, 2025, the registrant had 14,547,280 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,447,096 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 28,	September 28,
	2025	2024
ASSETS
Current Assets:
Cash and cash equivalents	$336,087,418	$353,687,911
Receivables - net	102,278,488	78,266,383
Inventories	487,544,523	462,084,658
Other current assets	21,759,942	31,508,803
Total Current Assets	947,670,371	925,547,755
Property and Equipment - Net	1,524,320,024	1,526,708,462
Operating lease right of use assets	26,215,709	27,247,555
Other Assets	48,943,071	48,378,943
Total Assets	$2,547,149,175	$2,527,882,715

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,453,257	$17,520,876
Current portion of operating lease liabilities	4,891,015	4,995,837
Current portion of finance lease liabilities	705,738	674,759
Accounts payable - trade	189,658,667	198,329,197
Accrued expenses and current portion of other long-term liabilities	88,709,349	99,101,275
Total Current Liabilities	301,418,026	320,621,944
Deferred Income Taxes	67,575,000	63,767,000
Long-Term Debt	500,558,202	515,101,562
Noncurrent operating lease liabilities	22,694,410	24,276,818
Noncurrent finance lease liabilities	1,851,936	2,385,179
Other Long-Term Liabilities	59,194,803	55,981,122
Total Liabilities	953,292,377	982,133,625
Stockholders’ Equity
Preferred stock, $0.05 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value per share; 150,000,000 shares authorized; 14,547,280 shares issued and outstanding at June 28, 2025; 14,544,925 shares issued and outstanding at September 28, 2024	727,364	727,247
Class B, convertible to Class A, $0.05 par value per share; 100,000,000 shares authorized; 4,447,096 shares issued and outstanding at June 28, 2025; 4,449,451 shares issued and outstanding at September 28, 2024	222,355	222,472
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	6,154,069	6,737,631
Retained earnings	1,586,753,010	1,538,061,740
Total Stockholders’ Equity	1,593,856,798	1,545,749,090
Total Liabilities and Stockholders’ Equity	$2,547,149,175	$2,527,882,715

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 28,	June 29,
	2025	2024
Net sales	$1,346,221,519	$1,393,539,073
Cost of goods sold	1,018,891,349	1,063,780,771
Gross profit	327,330,170	329,758,302
Operating and administrative expenses	290,131,745	286,250,439
Gain from sale or disposal of assets	143,235	643,003
Income from operations	37,341,660	44,150,866
Other income, net	2,769,378	3,553,582
Interest expense	4,856,083	5,358,849
Income before income taxes	35,254,955	42,345,599
Income tax expense	9,056,000	10,624,000
Net income	$26,198,955	$31,721,599

Other comprehensive loss:
Change in fair value of interest rate swap	$(1,445,649)	$(341,610)
Income tax benefit	358,000	79,000
Other comprehensive loss, net of tax	(1,087,649)	(262,610)
Comprehensive income	$25,111,306	$31,458,989

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.41	$1.71
Diluted earnings per common share	$1.38	$1.67
Class B Common Stock
Basic earnings per common share	$1.28	$1.55
Diluted earnings per common share	$1.28	$1.55
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Net sales	$3,965,609,341	$4,242,080,604
Cost of goods sold	3,026,167,821	3,241,636,263
Gross profit	939,441,520	1,000,444,341
Operating and administrative expenses	859,984,727	860,839,056
Gain from sale or disposal of assets	3,097,150	8,982,047
Income from operations	82,553,943	148,587,332
Other income, net	8,909,015	10,541,529
Interest expense	14,745,648	16,653,035
Income before income taxes	76,717,310	142,475,826
Income tax expense	18,824,000	35,462,000
Net income	$57,893,310	$107,013,826

Other comprehensive loss:
Change in fair value of interest rate swap	$(779,562)	$(3,898,695)
Income tax benefit	196,000	948,000
Other comprehensive loss, net of tax	(583,562)	(2,950,695)
Comprehensive income	$57,309,748	$104,063,131

Per share amounts:
Class A Common Stock
Basic earnings per common share	$3.11	$5.76
Diluted earnings per common share	$3.05	$5.63
Class B Common Stock
Basic earnings per common share	$2.83	$5.23
Diluted earnings per common share	$2.83	$5.23
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 28, 2025 AND JUNE 29, 2024

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	43,393,601	43,393,601
Other comprehensive loss, net of income tax	—	—	—	—	—	(3,829,556)	—	(3,829,556)
Cash dividends	—	—	—	—	—	—	(3,066,613)	(3,066,613)
Common stock conversions	39,100	1,955	(39,100)	(1,955)	—	—	—	—
Balance, December 30, 2023	14,536,175	$726,809	4,458,201	$222,910	$—	$9,404,075	$1,485,115,778	$1,495,469,572
Net income	—	—	—	—	—	—	31,898,626	31,898,626
Other comprehensive income, net of income tax	—	—	—	—	—	1,141,471	—	1,141,471
Cash dividends	—	—	—	—	—	—	(3,067,200)	(3,067,200)
Common stock conversions	525	26	(525)	(26)	—	—	—	—
Balance, March 30, 2024	14,536,700	$726,835	4,457,676	$222,884	$—	$10,545,546	$1,513,947,204	$1,525,442,469
Net income	—	—	—	—	—	—	31,721,599	31,721,599
Other comprehensive loss, net of income tax	—	—	—	—	—	(262,610)	—	(262,610)
Cash dividends	—	—	—	—	—	—	(3,067,208)	(3,067,208)
Common stock conversions	8,225	411	(8,225)	(411)	—	—	—	—
Balance, June 29, 2024	14,544,925	$727,246	4,449,451	$222,473	$—	$10,282,936	$1,542,601,595	$1,553,834,250

Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	16,588,340	16,588,340
Other comprehensive income, net of income tax	—	—	—	—	—	2,337,737	—	2,337,737
Cash dividends	—	—	—	—	—	—	(3,067,331)	(3,067,331)
Common stock conversions	825	41	(825)	(41)	—	—	—	—
Balance, December 28, 2024	14,545,750	$727,288	4,448,626	$222,431	$—	$9,075,368	$1,551,582,749	$1,561,607,836
Net income	—	—	—	—	—	—	15,106,015	15,106,015
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,833,650)	—	(1,833,650)
Cash dividends	—	—	—	—	—	—	(3,067,343)	(3,067,343)
Common stock conversions	1,305	65	(1,305)	(65)	—	—	—	—
Balance, March 29, 2025	14,547,055	$727,353	4,447,321	$222,366	$—	$7,241,718	$1,563,621,421	$1,571,812,858
Net income	—	—	—	—	—	—	26,198,955	26,198,955
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,087,649)	—	(1,087,649)
Cash dividends	—	—	—	—	—	—	(3,067,366)	(3,067,366)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, June 28, 2025	14,547,280	$727,364	4,447,096	$222,355	$—	$6,154,069	$1,586,753,010	$1,593,856,798

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Cash Flows from Operating Activities:
Net income	$57,893,310	$107,013,826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	92,213,807	87,531,782
Non cash operating lease cost	3,549,941	4,896,220
Gain from sale or disposal of assets	(3,097,150)	(8,982,047)
Receipt of advance payments	3,049,897	1,514,169
Recognition of advance payments	(1,613,580)	(2,200,032)
Deferred income taxes	4,004,000	(1,052,000)
Changes in operating assets and liabilities:
Receivables	(24,012,105)	7,997,010
Inventory	(25,459,866)	10,313,669
Other assets	8,405,171	(7,620,010)
Operating lease liabilities	(4,205,325)	(4,894,593)
Accounts payable and accrued expenses	(16,529,962)	(5,261,985)
Net Cash Provided by Operating Activities	94,198,138	189,256,009
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	4,473,273	4,508,796
Capital expenditures	(91,384,460)	(143,029,116)
Net Cash Used by Investing Activities	(86,911,187)	(138,520,320)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(14,845,045)	(14,842,548)
Debt issuance costs	(338,094)	—
Repayment of finance lease	(502,265)	(473,086)
Dividends paid	(9,202,040)	(9,201,020)
Net Cash Used by Financing Activities	(24,887,444)	(24,516,654)
Net (Decrease) Increase in Cash and Cash Equivalents	(17,600,493)	26,219,035
Cash and cash equivalents at beginning of period	353,687,911	328,539,922
Cash and Cash Equivalents at End of Period	$336,087,418	$354,758,957

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 28, 2025 and June 29, 2024

A. BASIS OF PREPARATION

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of June 28, 2025 and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 28, 2025 and June 29, 2024, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the nine months ended June 28, 2025 and June 29, 2024. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in our audited annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these condensed consolidated unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company under the Securities Exchange Act of 1934, as amended, on December 27, 2024.

The results of operations for the three-month and nine-month periods ended June 28, 2025 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $404,304 at June 28, 2025 and $474,684 at September 28, 2024.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consisted of the following:

	June 28,	September 28,
	2025	2024
Property, payroll and other taxes payable	$20,337,411	$22,592,669
Salaries, wages and bonuses payable	42,496,032	48,869,003
Self-insurance liabilities	16,568,668	16,477,444
Interest payable	1,281,372	4,984,248
Other	8,025,866	6,177,911
	$88,709,349	$99,101,275

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $500,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $36.8 million at June 28, 2025. Of this amount, $16.6 million was accounted for as a current liability and $20.2 million as a long-term liability, which included $3.9 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable. At September 28, 2024, the Company’s self-insurance reserves totaled $35.9 million of which $16.5 million was accounted for as a current liability and $19.4 million as a long-term liability, which included $4.1 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $12.8 million and $9.4 million for the three-month periods ended June 28, 2025 and June 29, 2024, respectively. For the nine-month periods ended June 28, 2025 and June 29, 2024, employee insurance expense, net of employee contributions totaled $36.0 million and $31.9 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that we have a legal obligation to remove tanks at various times in the future and accordingly determined that we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center, as well as in the aggregate, at June 28, 2025 and September 28, 2024.

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

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which a single letter of credit in the amount of $500,000 was outstanding at June 28, 2025. The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The final maturity date of the Bonds is January 1, 2036. The Project was completed in 2012.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $45.4 million as of June 28, 2025. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $14.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $111.1 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three and nine months ended June 28, 2025, the Company recorded $1.1 million and $0.6 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $8.2 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 28, 2025. For the three and nine months ended June 29, 2024, the Company recorded $0.3 million and $3.0 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $13.6 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 29, 2024.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants at June 28, 2025.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 28, 2025, property and equipment with an undepreciated cost of approximately $245.9 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, maintenance of certain financial ratios. The Line permits the Company to pay dividends on its common stock, as long as the Company is in compliance with certain financial covenants. In addition, the terms of the indenture may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on July 17, 2025 to stockholders of record on July 10, 2025.

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

	Three Months Ended		Nine Months Ended
	June 28, 2025		June 28, 2025
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$20,501,422	$5,697,533	$45,299,894	$12,593,416
Conversion of Class B to Class A shares	5,697,533	—	12,593,416	—
Net income allocated, diluted	$26,198,955	$5,697,533	$57,893,310	$12,593,416

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,547,273	4,447,103	14,546,178	4,448,198
Conversion of Class B to Class A shares	4,447,103	—	4,448,198	—
Weighted average shares outstanding, diluted	18,994,376	4,447,103	18,994,376	4,448,198

Earnings per share
Basic	$1.41	$1.28	$3.11	$2.83
Diluted	$1.38	$1.28	$3.05	$2.83

	Three Months Ended		Nine Months Ended
	June 29, 2024		June 29, 2024
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$24,809,358	$6,912,241	$83,650,769	$23,363,057
Conversion of Class B to Class A shares	6,912,241	—	23,363,057	—
Net income allocated, diluted	$31,721,599	$6,912,241	$107,013,826	$23,363,057

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,538,845	4,455,531	14,530,996	4,463,380
Conversion of Class B to Class A shares	4,455,531	—	4,463,380	—
Weighted average shares outstanding, diluted	18,994,376	4,455,531	18,994,376	4,463,380

Earnings per share
Basic	$1.71	$1.55	$5.76	$5.23
Diluted	$1.67	$1.55	$5.63	$5.23

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

Operating Leases – Rent expense for all operating leases totaled $1.8 million for the three months ended June 28, 2025 and $5.5 million for the nine months ended June 28, 2025. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $630.0 thousand included amortization expense of $535.5 thousand, which was included in operating and administrative expense, and $127.7 thousand of interest expense for the nine months ended June 28, 2025.

Future maturities of lease liabilities as of June 28, 2025 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2025	$1,496,016	$210,000
2026	5,992,190	840,000
2027	5,482,431	840,000
2028	3,943,840	840,000
2029	2,955,264	101,500
Thereafter	16,624,517	—
Total lease payments	$36,494,258	$2,831,500
Less amount representing interest	8,908,833	273,826
Present value of lease liabilities	$27,585,425	$2,557,674

Lease extensions exercised during the nine months ended June 28, 2025 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $3.9 million on the Condensed Consolidated Balance Sheet for the nine months ended June 28, 2025. At June 28, 2025, the weighted average remaining lease term for the Company’s operating leases was 14.2 years. As of June 28, 2025, the weighted average discount rates used to determine operating lease and finance lease liability balances were 4.3% and 6.0%, respectively.

Leases as Lessor

At June 28, 2025, the Company owned and operated 101 shopping centers in conjunction with its supermarket operations. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 28, 2025	June 28, 2025
Rents earned on owned and subleased properties:
Base rentals	$6,925,929	$21,452,887
Variable rentals	78,502	235,506
Total	7,004,431	21,688,393
Depreciation on owned properties leased to others	(2,155,209)	(6,465,627)
Other shopping center expenses	(1,089,640)	(3,328,663)
Total	$3,759,582	$11,894,103

Future minimum operating lease receipts at June 28, 2025 were as follows:

Fiscal Year
Remainder of 2025	$5,187,089
2026	17,565,465
2027	14,192,185
2028	11,600,248
2029	8,276,104
Thereafter	27,315,891
Total minimum future rental income	$84,136,982

K. SEGMENT INFORMATION

The Company operates one primary business segment, retail grocery sales. “Other” includes our remaining operations – fluid dairy and shopping center rentals. Information about the Company’s operations by lines of business (amounts in thousands) is as follows:

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Revenues from unaffiliated customers:
Grocery	$478,310	$478,099	$1,447,893	$1,490,393
Non-foods	295,100	303,619	870,717	967,638
Perishables	357,752	362,409	1,040,186	1,079,528
Fuel	161,829	194,695	456,263	542,324
Total Retail	$1,292,991	$1,338,822	$3,815,059	$4,079,883
Other	53,231	54,717	150,550	162,198
Total revenues from unaffiliated customers	$1,346,222	$1,393,539	$3,965,609	$4,242,081

Income from operations:
Retail	$30,433	$37,556	$64,547	$129,678
Other	6,909	6,595	18,007	18,909
Total income from operations	$37,342	$44,151	$82,554	$148,587

	June 28,	September 28,
	2025	2024
Assets:
Retail	$2,217,491	$2,198,732
Other	331,187	331,150
Elimination of intercompany receivable	(1,529)	(1,999)
Total assets	$2,547,149	$2,527,883

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 28, 2025 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$321,125	Level 2
Facility Bonds due 2036	45,380	45,380	Level 2
Secured notes payable and other	122,631	122,631	Level 2
Interest rate swap derivative contracts asset	8,151	8,151	Level 2
Non-qualified retirement plan assets	28,888	28,888	Level 2

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

M. COMMITMENTS AND CONTINGENCIES

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, results of operations, or cash flows.

The Company is currently working with its insurance carriers to reach final determinations with respect to inventory loss claims related to the impact of Hurricane Helene. The final amount of the claims is currently being assessed, and the timing and exact amount of insurance proceeds remain uncertain. The Company did not recognize an asset for the insurance recovery receivable in the Consolidated Balance Sheet as of June 28, 2025 because recovery was not yet deemed probable. The Company will continue to monitor the claims process and will accordingly adjust its impact on the Company’s financial statements in future periods. On May 1, 2025 the Company entered into an agreement and received a partial payment of $4.2 million towards the ultimate settlement of the inventory loss claims. The proceeds were recorded as a reduction of cost of goods sold. We will continue to work with the insurance carriers to reach final determinations with respect to the total recovery of the inventory loss claims.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan is prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 28, 2025, no such loans were made, repaid or outstanding.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 197 supermarkets in North Carolina (75), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1). At June 28, 2025, three of the four stores temporarily closed due to damage sustained in Hurricane Helene remained closed, but they are expected to reopen at various times during late 2025 or 2026.

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. The Company received insurance proceeds of $4.2 million during the three months ended June 28, 2025 as a partial payment for inventory loss while the Company continues to work with its insurance carriers to reach final determinations with respect to its inventory loss claims. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to the same storm, for which the Company received insurance proceeds of $2.0 million during the nine months ended June 28, 2025. These recorded losses did not include future repairs and rebuilds, nor did they account for revenue lost due to store closures or electronic payment disruptions. As of the date of this Quarterly Report on Form 10-Q, one of the four stores temporarily closed due to hurricane impacts has reopened, and the three remaining stores are currently expected to reopen at various times during late 2025 or in 2026. In addition, during the nine months ended June 28, 2025, the Company incurred approximately $6.9 million in cleanup and repair costs as a result of Hurricane Helene.

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA includes a broad range of tax reform provisions with multiple effective dates. We are currently assessing the OBBBA’s impact on our consolidated financial statements.

Critical Accounting Policies and Estimates

Critical accounting policies are those policies that management believes are important to the presentation of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate the effect of matters that are inherently uncertain. Estimates are based on historical experience and other factors believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management estimates, by their nature, involve judgments regarding future uncertainties, and actual results may therefore differ materially from these estimates.

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At June 28, 2025, the Company’s self-insurance reserves totaled $36.8 million. This amount included $3.9 million of expected self-insurance recoveries from excess cost insurance or other sources that were recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 28, 2025.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $42.0 million and $34.3 million for the fiscal quarters ended June 28, 2025 and June 29, 2024, respectively. For the nine-month periods ended June 28, 2025 and June 29, 2024, vendor allowances applied as a reduction of merchandise costs totaled $113.5 million and $106.9 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.2 million and $2.1 million for the fiscal quarters ended June 28, 2025 and June 29, 2024, respectively. For the nine-month periods ended June 28, 2025 and June 29, 2024, vendor advertising allowances recorded as a reduction of advertising expense totaled $5.9 million and $6.3 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 28, 2025 and June 29, 2024 each include 13 and 39 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and nine-month periods ended June 28, 2025, comparable store sales included 194 stores, which excludes the three stores that remain closed due to the impact of Hurricane Helene. For the three- and nine-month periods ended June 29, 2024, comparable store sales included 198 stores.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 28,	June 29,	June 28,	June 29,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.3%	23.7%	23.7%	23.6%
Operating and administrative expenses	21.5%	20.5%	21.7%	20.3%
Gain from sale or disposal of assets	—%	—%	0.1%	0.2%
Income from operations	2.8%	3.2%	2.1%	3.5%
Other income, net	0.2%	0.3%	0.3%	0.2%
Interest expense	0.4%	0.4%	0.4%	0.4%
Income tax expense	0.7%	0.8%	0.5%	0.8%
Net income	1.9%	2.3%	1.5%	2.5%

Three Months Ended June 28, 2025 Compared to the Three Months Ended June 29, 2024

Net income for the third quarter of fiscal 2025 totaled $26.2 million, compared with net income of $31.7 million for the third quarter of fiscal 2024. The decrease related primarily to an increase in operating and administrative expenses as a percentage of sales.

Net Sales. Net sales decreased by $47.3 million, or 3.4%, to $1.35 billion for the three months ended June 28, 2025 compared with $1.39 billion for the three months ended June 29, 2024. Excluding fuel sales, total grocery comparable store sales increased 1.2% over the comparative fiscal quarter. Ingles operated 197 stores at June 28, 2025; however, three stores damaged by Hurricane Helene remained closed at June 28, 2025. Ingles operated 198 stores at June 29, 2024.

Sales by product category were as follows (in thousands):

	Three Months Ended
	June 28,	June 29,
	2025	2024
Grocery	$478,310	$478,099
Non-foods	295,100	303,619
Perishables	357,752	362,409
Fuel	161,829	194,695
Total retail grocery	$1,292,991	$1,338,822

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the quarter ended June 28, 2025 are summarized as follows (in thousands):

Total retail sales for the three months ended June 29, 2024	$1,338,822
Comparable store sales decrease (including fuel)	(16,206)
Impact of stores that remained closed	(26,777)
Impact of stores closed in fiscal 2025	(2,072)
Other	(776)
Total retail sales for the three months ended June 28, 2025	$1,292,991

Gross Profit. Gross profit for the three-month period ended June 28, 2025 totaled $327.3 million, a decrease of $2.4 million, or 0.7%, compared with gross profit of $329.8 million for the three-month period ended June 29, 2024. Gross profit as a percentage of sales was 24.3% and 23.7% for the three months ended June 28, 2025 and June 29, 2024, respectively. Gross profit for the three-months ended June 28, 2025 included insurance proceeds of $4.2 million for inventory loss claims related to the impact of Hurricane Helene.

Operating and Administrative Expenses. Operating and administrative expenses increased by $3.9 million, or 1.4%, to $290.1 million for the three months ended June 28, 2025, from $286.3 million for the three months ended June 29, 2024. As a percentage of sales, operating and administrative expenses were 21.5% and 20.5% for the June 2025 and June 2024 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Insurance	$2.3	0.17%
Depreciation and amortization	$1.9	0.14%
Repairs and maintenance	$1.7	0.13%

Insurance expense increased due to higher claim volume for the Company’s self-insured employee benefit plans.

Depreciation and amortization expense increased due to acquired property and the implementation of technology systems.

Repairs and maintenance increased due to a higher level of building maintenance and higher refrigerant costs and repairs.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $143.2 thousand for the three months ended June 28, 2025. During the quarter ended June 29, 2024, the gain from the sale or disposal of assets was $643.0 thousand.

Interest Expense. Interest expense totaled $4.9 million for the three-month period ended June 28, 2025 and $5.4 million for the three month period ended June 29, 2024. Total debt at June 2025 was $518.0 million compared with $535.9 million at June 2024.

Income Taxes. Income tax expense totaled $9.1 million for the three months ended June 28, 2025 and $10.6 million for the three months ended June 29, 2024, reflecting effective tax rates of 25.7% and 25.1%, respectively.

Net Income. Net income totaled $26.2 million for the three-month period ended June 28, 2025 compared with $31.7 million for the three-month period ended June 29, 2024. Basic and diluted earnings per share for Class A Common Stock were $1.41 and $1.38, respectively, for the June 2025 quarter, compared to $1.71 and $1.67, respectively, for the June 2024 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.28 for the June 2025 quarter compared with $1.55 for the June 2024 quarter.

Nine Months Ended June 28, 2025 Compared to the Nine Months Ended June 29, 2024

Net income for the nine months ended June 28, 2025 totaled $57.9 million, compared with net income of $107.0 million for the nine months ended June 29, 2024.

Net Sales. Net sales decreased by $276.5 million, or 6.5%, to $3.97 billion for the nine months ended June 28, 2025 compared with $4.24 billion for the nine months ended June 29, 2024. Hurricane Helene severely impacted western North Carolina at the end of September 2024, and the Company estimates that approximately $55 to $65 million of revenue was lost during the three-week period immediately following the storm due to road and power outages which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions as a result of Hurricane Helene. Excluding fuel sales, total grocery comparable store sales decreased 2.7% over the comparative nine-month period.

Sales by product category were as follows (in thousands):

	Nine Months Ended
	June 28,	June 29,
	2025	2024
Grocery	$1,447,893	$1,490,393
Non-foods	870,717	967,638
Perishables	1,040,186	1,079,528
Fuel	456,263	542,324
Total retail grocery	$3,815,059	$4,079,883

Changes in retail grocery sales for the nine months ended June 28, 2025 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 29, 2024	$4,079,883
Comparable store sales decrease (including fuel)	(169,714)
Impact of stores that remained closed	(84,350)
Impact of stores closed in fiscal 2025	(4,822)
Other	(5,938)
Total retail sales for the nine months ended June 28, 2025	$3,815,059

The “Grocery” category includes grocery, dairy, and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Gross Profit. Gross profit for the nine-month period ended June 28, 2025 totaled $939.4 million, a decrease of $61.0 million, or 6.1%, compared with gross profit of $1.0 billion for the nine-month period ended June 29, 2024. Gross profit as a percentage of sales was 23.7% and 23.6% for the nine months ended June 28, 2025 and June 29, 2024, respectively.

Operating and Administrative Expenses. Operating and administrative expenses decreased by $0.9 million, or 0.1%, to $860.0 million for the nine months ended June 28, 2025, from $860.8 million for the nine months ended June 29, 2024. As a percentage of sales, operating and administrative expenses were 21.7% and 20.3% for the June 2025 and June 2024 nine-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		(Decrease)
	(Decrease)	Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$(11.1)	(0.28)%
Repairs and maintenance	$7.4	0.19%
Depreciation and amortization	$4.5	0.11%
Professional fees	$4.1	0.10%

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

Gain from Sale or Disposal of Assets. During the nine months ended June 28, 2025, the gain from the sale or disposal of assets totaled $3.1 million, compared to $9.0 million during the nine months ended June 29, 2024. The decrease related primarily to the exchange of adjacent properties during the nine months ended June 29, 2024.

Interest Expense. Interest expense totaled $14.7 million for the nine-month period ended June 28, 2025 compared with $16.7 million for the nine-month period ended June 29, 2024.

Income Taxes. Income tax expense totaled $18.8 million for the nine months ended June 28, 2025, and $35.5 million for the nine months ended June 29, 2024, reflecting effective tax rates of 24.5% and 24.9%, respectively.

Net Income. Net income totaled $57.9 million for the nine-month period ended June 28, 2025 compared with $107.0 million for the nine-month period ended June 29, 2024. Basic and diluted earnings per share for Class A Common Stock were $3.11 and $3.05, respectively, for the nine months ended June 28, 2025, compared to $5.76 and $5.63, respectively, for the nine months ended June 29, 2024. Basic and diluted earnings per share for Class B Common Stock were each $2.83 for the nine months ended June 28, 2025 compared with $5.23 for the nine months ended June 29, 2024.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $91.4 million for the nine-month period ended June 28, 2025. The Company’s capital expenditures included the continued construction of a new store opening in 2025, restoration repairs to reopen one store, and restoration work on the three remaining stores temporarily closed due to Hurricane Helene, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2025 currently include investments of approximately $120 to $160 million. The Company currently plans to dedicate the remainder of its fiscal 2025 capital expenditures to continued improvement of its store base, including the reopening of the stores temporarily closed due to Hurricane Helene, remodeling and continued investment in one store expected to open by the end of fiscal 2025, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company currently expects that its annual capital expenditures will be in the range of approximately $120 to $160 million going forward in order to maintain a modern store base and to reopen the remaining temporarily closed stores. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity

The Company generated $94.2 million of net cash from operations for the nine-month period ended June 28, 2025 compared with $189.3 million for the nine-month period ended June 29, 2024. Net cash from operations decreased due to lower net income and increases in working capital needs during the June 2025 nine-month period compared with the June 2024 nine-month period.

Cash used by investing activities for the nine-month periods ended June 28, 2025 and June 29, 2024 totaled $86.9 million and $138.5 million, respectively, consisting primarily of capital expenditures.

Cash used by financing activities totaled $24.9 million for the nine-month period ended June 28, 2025 compared with $24.5 million for the nine-month period ended June 29, 2024.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which a single letter of credit in the amount of $500,000 was outstanding at June 28, 2025. The Company is not required to maintain compensating balances in connection with the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina which was completed in 2012. The final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $45.4 million as of June 28, 2025. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. The Company has an interest rate swap agreement for a current notional amount of $14.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. The Company has an interest rate swap agreement for a current notional amount of $111.1 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, or the failure of the Company to meet certain financial covenants designated in its loan documents. As of June 28, 2025, the Company was in compliance with these covenants.

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

It is possible that, in the future, the Company’s results of operations and financial condition will be different from that described in this Quarterly Report on Form 10-Q based on a number of factors. These factors may include, among others, increased competition, changing regional and national economic conditions, adverse climatic conditions affecting food production and delivery, natural disasters, changing demographics, and pandemics or other health emergencies, as well as the additional factors discussed below under “Forward-Looking Statements” and under the heading “Risk Factors” contained in our most recently filed Annual Report on Form 10-K, as well as under similar headings in our Quarterly Reports on Form 10-Q and our other filings with the Securities and Exchange Commission.

Quarterly Cash Dividends

Since December 27, 1993, the Company has paid regular quarterly cash dividends of $0.165 per share on its Class A Common Stock and $0.15 per share on its Class B Common Stock for an annual rate of $0.66 and $0.60 per share, respectively.

The Company expects to continue paying regular cash dividends on a quarterly basis. However, the Board of Directors periodically reconsiders the declaration of dividends. The Company pays these dividends at the discretion of the Board of Directors and the continuation of these payments, the amount of such dividends, and the form in which the dividends are paid (cash or stock) depends upon the results of operations, the financial condition of the Company and other factors which the Board of Directors deems relevant. The Line permits the Company to pay dividends on its common stock, as long as the Company is in compliance with certain financial covenants.

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

Twelve Months Ended
June 2025
All items	2.7%
Food at home	2.4%
Energy	(0.8)%

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include public health emergencies and pandemics; economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company under the Exchange Act, on December 27, 2024.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, the Company is a party to interest rate swap agreements for a current aggregate notional amount of $125.1 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 28, 2024, filed by the Company with the Securities and Exchange Commission, on December 27, 2024.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 28, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2024. After consideration of the matters discussed above, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 28, 2025.

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

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended June 28, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

10.1	*+	Amendment No. 3 to Credit Agreement, dated as of June 17, 2025, by and among Ingles Markets, Incorporated, Bank of America, N.A., as administrative agent, and each of the lenders party thereto..

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 28, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

+Pursuant to Item 601(a)(5) of Regulation S-K, schedules and similar attachments to this exhibit have been omitted because they do not contain information material to an investment or voting decision and such information is not otherwise disclosed in such exhibit. The Company will supplementally provide a copy of any omitted schedule or similar attachment to the U.S. Securities and Exchange Commission or its staff upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 7, 2025	/s/ James W. Lanning
James W. Lanning
President and Chief Executive Officer (principal executive officer)

Date: August 7, 2025	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)