Form 10-K
period 2025-09-27
INGLES MARKETS INC
filed 2025-11-26
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 27, 2025

or

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

Registrant’s telephone number, including area code: (828) 669-2941

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

As of March 29, 2025, the aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing sales price of the Class A Common Stock on The NASDAQ Global Select Market on March 29, 2025, was approximately $938.1 million. As of November 24, 2025, the registrant had 14,548,611 shares of Class A Common Stock outstanding and 4,445,765 shares of Class B Common Stock outstanding.

Certain information required in Part III hereof is incorporated by reference to the Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this report.

Ingles Markets, Incorporated

Annual Report on Form 10-K

September 27, 2025

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

PART I

Item 1. BUSINESS

General

Ingles Markets, Incorporated, a North Carolina corporation (collectively with its subsidiaries, “Ingles,” or the “Company,” “we,” “us” or “our”), is a leading supermarket chain in the southeast United States and operates a total of 194 supermarkets in North Carolina (72), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1), excluding three stores that remain temporarily closed due to damage sustained during Hurricane Helene.

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized impairment losses of $30.4 million related to inventory and $4.5 million related to property and equipment, in each case that was damaged or destroyed by Hurricane Helene. These recorded losses do not include future repairs and rebuilds, nor did they account for revenue lost due to store closures or electronic payment disruptions.

The Company’s properties, including its distribution center, were impacted; however, the distribution center returned to full operation within two weeks following the storm. Four stores sustained damage that required that they be temporarily closed, of which, as of the date of this Annual Report on Form 10-K, three remain closed and are currently expected to reopen at various times during 2026 or in 2027. In addition, for the year ended September 27, 2025, the Company incurred approximately $9.0 million in cleanup and repair costs and received aggregate insurance proceeds of $6.2 million.

Legislative Update

On July 4, 2025, the One Big Beautiful Bill Act (“OBBB”) was signed into law. The OBBB reinstated several key income tax provisions that were initially part of the U.S. Tax Cuts and Jobs Act of 2017, but which have been phased out in recent years or were set to expire in 2025, and made other changes to income tax provisions, many of which are not effective until 2026. The OBBB, among other things, repealed the mandatory capitalization of domestic research and development expenditures under Internal Revenue Code Section 174, extended the ability to take 100% bonus depreciation, reinstituted the EBITDA based Section 163(j) calculation, revised international tax regimes, and accelerated the phase out of clean energy credits. The Company has evaluated the impact of the OBBB and does not believe it will have a material impact on its consolidated financial statements. The Company will continue to monitor future guidance and developments related to the OBBB and will update its income tax disclosures as appropriate.

Overview

The Company remodels, expands and relocates stores in the aforementioned communities and builds stores in new locations to retain and grow its customer base while retaining a high level of customer service and convenience. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables, and non-food products. Non-food products include fuel centers, pharmacies, health and beauty care products and general merchandise. The Company also offers quality private label items, organic and locally-sourced items throughout its market areas.

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

Substantially all of the Company’s stores are located within 280 miles of the Company’s warehouse and distribution facilities, near Asheville, North Carolina. The Company operates 1.65 million square feet of warehouse and distribution facilities. These facilities supply the Company’s supermarkets with approximately 58.8% of the goods the Company sells. The remaining 41.2% is purchased from third parties and is generally delivered directly to the stores. The close proximity of the Company’s purchasing and distribution operations to its stores facilitates the timely distribution of consistently high quality perishable and non-perishable items.

To further ensure product quality, the Company also owns and operates a milk processing and packaging plant that supplies approximately 65% of the milk products sold by the Company’s supermarkets as well as a variety of organic milk, fruit juices and bottled water products. In addition, the milk processing and packaging plant sells approximately 81% of its products to other retailers, food service distributors and grocery warehouses in 18 states, which provides the Company with an additional source of revenue. The milk processing and packaging plant did not sustain physical damage as a result of Hurricane Helene but was temporarily impacted by water supply disruptions for approximately one month.

The Company owns the real property for 174 of its supermarkets (including the three temporarily closed stores), either in free-standing stores or as the anchor tenant in a Company-owned shopping center. The Company also owns 29 undeveloped sites suitable for a free-standing store or other development by the Company or a third party. The Company’s owned real estate, including undeveloped sites, is generally located in the same geographic region as its supermarkets.

Common Stock and Corporate Information

The Company has been publicly traded since September 1987. The Company’s Class A Common Stock is listed on The NASDAQ Global Select Market under the symbol “IMKTA.” The Company’s Class B Common Stock is not publicly listed or traded. As of September 27, 2025, Mr. Robert P. Ingle II, our Chairman, beneficially owned approximately 72.5% of the combined voting power and 22.7% of the total number of shares of the Company’s outstanding Class A and Class B Common Stock (in each case including stock held by the Company’s Investment/Profit Sharing Plan and Trust of which Mr. Ingle II serves as one of the trustees). Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

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

Business

The Company operates one primary business segment, retail grocery, on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 27, 2025 and September 28, 2024 each consisted of 52 weeks of operations. The consolidated statements of income for the fiscal year ended September 30, 2023 had 53 weeks. Income from operations for the primary business segment, retail grocery sales, included the charges for impairment losses from Hurricane Helene of $34.9 million for fiscal year ended September 28, 2024. For fiscal year 2025, our expense allocation methodology changed to include direct and indirect costs associated with the shopping center rentals that were previously included in the retail segment. Fiscal years 2024 and 2023 have been recast to be comparable. Information about the Company’s operations is as follows (for information regarding the Company’s industry segments, see Note 11, “Segment Information” to the Consolidated Financial Statements contained in this Annual Report on Form 10-K):

	Fiscal Years Ended
			(dollars in millions)
	September 27, 2025		September 28, 2024		September 30, 2023
Revenues from unaffiliated customers:
Grocery	$1,934.4		$1,983.2		$2,062.4
Non-foods	1,167.6		1,273.3		1,326.9
Perishables	1,404.7		1,441.1		1,482.1
Fuel	620.9		724.2		792.5
Total retail	5,127.6	96.1%	5,421.8	96.1%	5,663.9	96.1%
Other revenues	206.4	3.9%	217.8	3.9%	228.9	3.9%
	$5,334.0	100.0%	$5,639.6	100.0%	$5,892.8	100.0%
Income from operations:
Retail	$100.5	85.5%	$131.0	89.0%	$271.2	92.8%
Income from all other	17.1	14.5%	16.2	11.0%	21.1	7.2%
	117.6	100.0%	147.2	100.0%	292.3	100.0%
Other income, net	12.0		14.2		8.3
Interest expense	19.7		21.9		22.1
Income before income taxes	$109.9		$139.5		$278.5

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

The “Other” category consists of fluid dairy operations and shopping center rentals.

Supermarket Operations

At September 27, 2025, the Company operated 185 supermarkets under the name “Ingles,” and nine supermarkets under the name “Sav-Mor” with locations in western North Carolina, western South Carolina, northern Georgia, eastern Tennessee, southwestern Virginia and northeastern Alabama. The foregoing figures exclude the three stores that remain temporarily closed due to damage sustained during Hurricane Helene. The “Sav-Mor” store concept accommodates smaller shopping areas and carries dry groceries, dairy, fresh meat and produce, all of which are displayed in a modern, readily accessible environment.

The following table sets forth certain information with respect to the Company’s supermarket operations.

	Number of Supermarkets			Percentage of Total
	at Fiscal Year Ended			Net Sales for Fiscal Years Ended
	September 27,	September 28,	September 30,	September 27,	September 28,	September 30,
	2025	2024	2023	2025	2024	2023
North Carolina	72	75	75	41%	41%	41%
South Carolina	35	35	35	19%	19%	19%
Georgia	64	65	65	32%	32%	32%
Tennessee	21	21	21	8%	8%	8%
Virginia	1	1	1	—	—	—
Alabama	1	1	1	—	—	—
	194	198	198	100%	100%	100%

The Company believes that today’s supermarket customers focus on convenience, quality and value in an attractive store environment. As a result, the Company’s shopping experience combines a high level of customer service, convenience-oriented quality product offerings and low overall pricing. The Company’s modern stores provide products and services such as home meal replacement items, delicatessens, bakeries, floral departments, greeting cards and broad selections of local organic, beverage and health-related items. At September 27, 2025, the Company operated 112 pharmacies and 106 fuel stations, in each case at the Company’s grocery store locations. The Company plans to continue to incorporate these departments in substantially all future new and remodeled stores. The

Company trains its associates to provide friendly service and to actively address the needs of customers. These associates reinforce the Company’s distinctive service-oriented image.

Selected statistics on the Company’s supermarket operations are presented below:

	Fiscal Year Ended
	September 27,	September 28,	September 30,	September 24,	September 25,
	2025	2024	2023	2022	2021
Weighted Average Sales Per Store (000’s) (1)	$25,916	$27,341	$28,565	$27,622	$23,926
Total Square Feet at End of Year (000’s)	11,138	11,405	11,403	11,342	11,342
Average Total Square Feet per Store	57,411	57,602	57,589	57,281	57,281
Average Square Feet of Selling Space per Store (2)	40,188	40,322	40,313	40,097	40,097
Weighted Average Sales per Square Foot of Selling Space (1) (2)	656	676	709	689	609

(1)Weighted average sales per store include the effects of decreases in square footage due to the three stores that remain temporarily closed due to damage sustained during Hurricane Helene, as well as one store permanently closed store in fiscal year 2025.

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

The Ingles Curbside service allows customers to order any product in the Company’s stores online. The order is picked by store associates and loaded into the customer’s vehicle. This service is currently offered at 131 of the Company’s stores.

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

Purchasing and Distribution

The Company currently supplies approximately 58.8% of its supermarkets’ inventory requirements from its modern warehouse and distribution facilities. The Company has 1.65 million square feet of office, warehouse and distribution facilities at its headquarters near Asheville, North Carolina. The Company believes that its warehouse and distribution facilities contain sufficient capacity for the continued expansion of its store base for the foreseeable future.

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

The remaining 41.2% of the Company’s inventory requirements, primarily beverages, pharmacy, fuel, bread and snack foods, are supplied directly to the Company’s supermarkets by local distributors and manufacturers.

Goods from the warehouse and distribution facilities and the milk processing and packaging plant are distributed to the Company’s stores by a fleet of 189 tractors and 819 trailers that the Company owns, operates and maintains. The Company invests on an ongoing basis in the maintenance, upgrade and replacement of its tractor and trailer fleet. The Company also operates truck servicing and fuel storage facilities at its warehouse and distribution facilities. The Company reduces its overall distribution costs by capitalizing on back-haul opportunities (contracting with third parties to transport their merchandise on our trucks that would otherwise be empty).

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

Store Development, Expansion and Remodeling

The Company believes that the appearance and design of its stores are integral components of its customers’ shopping experience and aims to develop one of the most modern supermarket chains in the industry. The ongoing modernization of the Company’s store base involves (i) the construction of new stores with continuously updated designs, and (ii) the replacement, remodeling or expansion of existing stores. The Company’s goal is to maintain clean, well-lit stores with attractive architectural and display features that enhance the image of its stores as catering to the changing lifestyle needs of quality-conscious consumers who demand increasingly diverse product offerings. The construction of new stores by independent contractors is closely monitored and controlled by the Company. During fiscal year 2025, the Company continued construction on a new store and continued or commenced remodeling projects on several existing stores.

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

The following table sets forth, for the fiscal years indicated, the Company’s new store development, including the effect of the Company’s store remodeling activities, which has generally increased the average square footage of its stores:

	2025	2024	2023	2022	2021
Number of Stores:
Opened	—	—	—	—	2
Closed	4	—	—	—	1
Stores open at end of period	194	198	198	198	198
Size of Stores:
Less than 42,000 sq. ft.	45	45	45	46	46
42,000 up to 51,999 sq. ft.	22	22	22	22	22
52,000 up to 61,999 sq. ft.	45	46	47	47	47
At least 62,000 sq. ft.	82	85	84	83	83
Average store size (sq. ft.)	57,411	57,602	57,589	57,281	57,281

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

Competition

The supermarket industry is highly competitive and characterized by narrow profit margins. The degree of competition the Company’s stores encounter varies by location, primarily based on the size of the community in which the store is located and its proximity to other communities. Additionally, competition for consumers’ food dollars has intensified in recent years due to the addition or expansion of food sections by many non-grocery retailers (physical and online) and by restaurants. The Company’s principal competitors are, in alphabetical order, Aldi, Inc., Earth Fare, Inc., Food City (K-VA-T Food Stores, Inc.), Food Lion (Koninlijke Ahold Delhaize America N.V.), The Fresh Market, Inc., Harris Teeter (owned by The Kroger Co.), The Kroger Co., Lidl (Lidl Stiftung & Co. KG), Publix Super Markets, Inc., Sprouts Farmers Market, Inc., Target Corporation, Wal-Mart Stores, Inc., and Whole Foods Market.

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

Human Capital

At September 27, 2025, the Company had approximately 25,551 associates, of which 92% were supermarket personnel. Approximately 57% of supermarket personnel work on a part-time basis. Management considers labor relations to be good. The Company values its associates and believes that associate loyalty and enthusiasm are key elements of its operating performance. The Company continues to respond to the tight labor market by increasing resources devoted to associate recruitment and retention, and by expanding the ways in which it markets itself to prospective associates; however, there remains competition for labor, resulting in higher costs to attract and retain associates.

The Company has various programs to ensure adequate store staffing levels at any given time during the week. Store managers are given tools to assist with scheduling and levels of staffing. We provide flexible scheduling to accommodate the needs of our full and part-time associates, and we also provide incentives for associates based on the achievement of operating and safety goals. The Company has invested in technology that allows efficient remote work environments for associates who do not work in our stores or distribution center.

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

The current expiration dates for significant trade and service marks are as follows: “Ingles” – December 9, 2026; “Laura Lynn” – March 13, 2034; “Harvest Farms Organic” – August 21, 2028; and “The Ingles Advantage” – August 30, 2035. Each registration may be renewed for an additional ten-year term prior to its expiration. The Company intends to timely file all renewals. Each of the Company’s trademark license agreements has a one year term which, with respect to one license, is automatically renewed annually, unless the owner of the trademark provides notice of termination prior to the expiration date and, with respect to the other licenses, are renewed periodically by letter from the licensor.

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

The Company operates fuel stations at 106 of its store locations, which excludes two fuel locations temporarily closed due to Hurricane Helene. While the Company obtains gasoline and diesel fuel from several different suppliers, long-term disruption in the availability and wholesale price of fuel for resale could have a material adverse effect on the Company’s business, financial condition and/or results of operations.

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

	Twelve Months Ended
	September 27,	September 28,
	2025	2024
All items	3.0%	2.4%
Food at home	2.7%	1.3%
Energy	2.8%	(6.8)%

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

Mr. Ingle II’s beneficial ownership represented approximately 72.5% of the combined voting power of all classes of the Company’s capital stock as of September 27, 2025. As a result, Mr. Ingle II has the power to elect a majority of the Company’s directors and approve any action requiring the approval of the holders of the Company’s Class A Common Stock and Class B Common Stock, including adopting certain amendments to the Company’s charter and approving mergers or sales of substantially all of the Company’s assets. Beneficial ownership is calculated in accordance with Rule 13d-3 promulgated under the Exchange Act.

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

The Company’s Vice President of Information Technology, Director of Information Security, Director of Systems Engineering, and Director of Retail Platforms manage the Company’s information security policies and have oversight of our cybersecurity systems and methodologies risks, as well as assessing and managing cybersecurity risk. The Director of Information Security holds cybersecurity certifications as a Certified Information Systems Security Professional and GIAC Penetration Tester. Risk is evaluated on an ongoing basis to determine the likelihood and magnitude of a potential impact. In addition, the Director of Internal Audit is a Certified Internal Auditor and is actively involved in the annual internal general IT controls audit and partners with a third party to assist. The results of all internal audits, including information technology issues, and updates on the Company’s incident response program and results are shared with the Company’s Audit Committee of the Board of Directors which reports to the full Board of Directors.

The Company is constantly evolving its information security strategy and responses for new and emerging threats. As of the date of this Annual Report on Form 10-K, the Company has not encountered risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Company’s business strategy, results of operations or financial position.

Item 2. PROPERTIES

Owned Properties

The Company owns the real property for 174 of its supermarkets (including the three temporarily closed stores), either as free-standing stores or as the anchor tenant in a Company-owned shopping center. The Company also owns 29 undeveloped sites which are suitable for a free-standing store or shopping center development. The Company additionally owns various outparcels and other acreage located adjacent to the shopping centers and supermarkets it owns. Real estate owned by the Company is generally located in the same geographic regions as its supermarkets. The Company’s shopping center rental operations are part of the Company’s “all other” segment. See Note 1 to the Consolidated Financial Statements contained in this Annual Report on Form 10-K.

The shopping centers owned by the Company contain an aggregate of 9.2 million square feet of leasable space, of which 4.4 million square feet is used by the Company’s supermarkets. The remainder of the leasable space in these shopping centers is leased or held for lease by the Company to third-party tenants. A breakdown by size of the shopping centers owned and operated by the Company as of September 27, 2025 was as follows:

Size	Number
Less than 50,000 square feet	19
50,000 – 100,000 square feet	41
More than 100,000 square feet	40
Total	100

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

The Company’s milk processing and packaging subsidiary, Milkco, Inc., owns a 140,000 square foot manufacturing and storage facility in Asheville, North Carolina. In addition to the plant, the 20-acre property includes truck cleaning and fuel storage facilities. While our manufacturing and storage facility did not sustain physical damage as a result of Hurricane Helene, the water outage and ban on water usage, which was not lifted until November 2024, impacted operations and results for the first quarter of fiscal year 2025.

Certain long-term debt of the Company is secured by the owned properties. See Note 7, “Long-Term Debt” to the Consolidated Financial Statements of this Annual Report on Form 10-K for further details.

Leased Properties

The Company operates supermarkets at 23 locations leased from various unaffiliated third parties. The Company has five owned store buildings that are on ground leases. The Company leases one other former supermarket location, which is subleased to a third party. The majority of these leases require the Company to pay property taxes, utilities, insurance, repairs and certain other expenses incidental to occupation of the premises. In addition to base rent, most leases contain provisions that require the Company to pay additional percentage rent (ranging from 0.75% to 1.00%) if sales exceed a specified amount.

Rental rates generally range from $3.09 to $8.49 per square foot. During fiscal 2025, 2024 and 2023, the Company paid cash supermarket rent of $6.2 million, $8.3 million and $9.4 million, respectively. These amounts exclude property taxes, utilities, insurance, repairs, other expenses, and non-cash rent adjustments. The following table summarizes lease expiration dates as of September 27, 2025, with respect to the initial and any renewal option terms of leased supermarkets properties:

Year of Expiration	Number of
(Including Renewal Terms)	Leases Expiring
2025-2036	4
2037-2051	1
2052 or after	19

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

As of November 24, 2025, there were approximately 296 holders of record of the Company’s Class A Common Stock and 83 holders of record of the Company’s Class B Common Stock.

Dividends

The Company has paid cash dividends on its Common Stock in each of the past 41 fiscal years, except for the 1984 fiscal year when the Company paid a 3% stock dividend. During both fiscal 2025 and fiscal 2024, the Company paid annual dividends totaling $0.66 per share of Class A Common Stock and $0.60 per share of Class B Common Stock, paid in quarterly installments of $0.165 and $0.15 per share, respectively. The Company’s last dividend payment was made on October 16, 2025 to common stockholders of record on October 09, 2025. For additional information regarding the dividend rights of the Class A Common Stock and Class B Common Stock, please see Note 8, “Stockholders’ Equity” to the Consolidated Financial Statements of this Annual Report on Form 10-K.

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

Repurchase of Equity Securities

None.

Stock Performance Graph

Set forth below are a graph and accompanying table comparing the five-year cumulative total stockholder return on the Class A Common Stock with the five-year cumulative total return of (i) the S&P 500 Comprehensive-Last Trading Day Index and (ii) a peer group of companies in the Company's line of business. The 2025 peer group consists of the following companies: Koninklijke Ahold Delhaize N.V., Weis Markets, Inc., The Kroger Co., SpartanNash Co., Sprouts Farmers Markets, Inc., and Village Super Market, Inc.

The comparisons cover the five-years ended September 27, 2025 and assume that $100 was invested after the close of the market on September 26, 2020, and that dividends were reinvested quarterly. Returns of the companies included in the peer group reflected below have been weighted according to each company’s stock market capitalization at the beginning of each year presented.

INGLES MARKETS, INCORPORATED
COMPARATIVE RETURN TO STOCKHOLDERS

INDEXED RETURNS OF INITIAL $100 INVESTMENT*

Company/Index	2021	2022	2023	2024	2025
Ingles Markets, Incorporated Class A Common Stock	$181.94	$229.03	$212.58	$211.60	$197.59
S&P 500 Comprehensive – Last Trading Day Index	$130.01	$109.89	$133.65	$182.23	$214.30
Peer Group	$118.49	$116.74	$130.59	$168.33	$194.78

*Assumes $100 invested in the Class A Common Stock of Ingles Markets, Incorporated after the close of the market on September 26, 2020.

The foregoing stock performance information, including the graph, shall not be deemed to be “soliciting material” or to be filed with the Securities and Exchange Commission.

Item 6. [Reserved]

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles is a leading supermarket chain in the Southeast United States and operates a total of 194 supermarkets in North Carolina (72), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1), excluding three stores that remain temporarily closed due to damage sustained during Hurricane Helene. Ingles supermarkets offer customers a wide variety of nationally advertised food products, including grocery, meat and dairy products, produce, frozen foods and other perishables and non-food products. Non-food products include fuel centers, pharmacies, health/beauty/cosmetic products and general merchandise. The Company offers quality private label items in most of its departments. In addition, the Company focuses on selling products to its customers through the development of certified organic products, bakery departments and prepared foods including delicatessen sections. As of September 27, 2025, the Company operated 112 in-store pharmacies and 106 fuel stations. Ingles also operates a fluid dairy and earns shopping center rentals.

Recent Developments

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. The Company received insurance proceeds of $4.7 million for the year ended September 27, 2025 as a partial payment for inventory loss, and the Company continues to work with its insurance carriers to reach final determinations with respect to its inventory loss claims. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to Hurricane Helene, for which the Company received insurance proceeds of $1.5 million for the year ended September 27, 2025. These recorded losses did not include future repairs and rebuilds, nor did they account for revenue lost due to store closures or electronic payment disruptions. Four stores sustained damage that required that they be temporarily closed, of which, as of the date of this Annual Report on Form 10-K, three remain closed and are currently expected to reopen at various times during 2026 or in 2027. In addition, for the year ended September 27, 2025, the Company incurred approximately $9.0 million in cleanup and repair costs as a result of Hurricane Helene.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability, and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, liability coverage is maintained. The Company’s self-insurance reserves totaled $38.3 million and $35.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 27, 2025, and September 28, 2024, respectively. These amounts were inclusive of expected recoveries from excess cost insurance or other sources that are recorded as receivables of $3.3 million at September 27, 2025 and $4.1 million at September 28, 2024.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily comprised of our individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred and determined that no impairments existed as of September 27, 2025.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a reduction of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method for store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $151.9 million, $146.9 million and $128.9 million for the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.2 million, $8.9 million, and $8.5 million for the fiscal years ended September 27, 2025, September 28, 2024, and September 30, 2023, respectively.

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

Results of Operations

Fiscal Year

Ingles operates on a 52- or 53-week fiscal year ending on the last Saturday in September. The consolidated statements of income for the fiscal years ended September 27, 2025 and September 28, 2024 each consisted of 52 weeks of operations. The consolidated statements of income for the fiscal year ended September 30, 2023 consisted of 53 weeks.

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

Comparable store sales for the fiscal year ended September 27, 2025 included 194 stores, which excluded three stores temporarily closed due to damage from Hurricane Helene. Hurricane Helene severely impacted western North Carolina at the end of September 2024, and the Company estimates that approximately $55 to $65 million of revenue was lost during the three-week period immediately following the storm due to road and power outages which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions. Comparable store sales for the fiscal years ended September 28, 2024 and September 30, 2023, included 198 stores. Because the impacts of Hurricane Helene occurred during the last two days of the fiscal year ended September 28, 2024, comparable store sales included all 198 stores.

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

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales.

	Fiscal Year Ended September
	September 27,	September 28,	September 30,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Gross profit	23.9	23.0	23.8
Operating and administrative expenses	21.7	20.6	18.9
Gain from sale or disposal of assets	—	0.2	0.1
Income from operations	2.2	2.6	5.0
Other income, net	0.3	0.3	0.2
Interest expense	0.4	0.4	0.4
Income before income taxes	2.1	2.5	4.8
Income tax expense	0.5	0.6	1.2
Net income	1.6	1.9	3.6

Fiscal Year Ended September 27, 2025 Compared to the Fiscal Year Ended September 28, 2024

Net income for the fiscal year ended September 27, 2025 was $83.6 million, compared with net income of $105.5 million for the fiscal year ended September 28, 2024. Results for fiscal year 2025 as compared to fiscal year 2024 were affected by the impact of Hurricane Helene. For the fiscal year ended September 27, 2025, the Company incurred $9.0 million of cleanup and repair expenses, which were partially offset by insurance proceeds of $1.5 million. The Company also received insurance proceeds of $4.7 million related to inventory losses, which were recorded as a reduction of cost of goods sold. The Company has estimated that approximately $55 to $65 million of lost revenue due to the temporarily closed stores and electronic payment disruptions experienced during the three weeks after the storm, most of which was during fiscal year 2025. For the fiscal year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene and a property and equipment loss of $4.5 million. Net income as a percentage of sales was 1.6% for fiscal year 2025 compared with 1.9% for fiscal year 2024.

Net Sales. Net sales for the fiscal year ended September 27, 2025, totaled $5.33 billion, compared with $5.64 billion for the fiscal year ended September 28, 2024. Excluding fuel sales, total grocery comparable store sales decreased 1.7% over the comparative twelve-month period. As described above under “Comparable Store Sales”, the Company estimates that it lost approximately $14.0 million in sales for the last two days of the fiscal year ended September 28, 2024 due to the disruptions caused by Hurricane Helene.

Management analyzes comparable stores sales for the 52 weeks of fiscal year 2025 with the corresponding 52 weeks of fiscal year 2024. On this basis, retail grocery comparable store sales excluding fuel decreased 1.7% for fiscal year 2025 compared to fiscal year 2024. The number of transactions (excluding fuel) decreased 4.2% while the average transaction size (excluding fuel) increased by 0.1%. Comparing fiscal year 2025 with 2024, fuel gallons sold decreased 5.4% and per gallon fuel prices decreased 9.4%.

Sales by product category for the fiscal years ended September 27, 2025 and September 28, 2024 were as follows:

	(dollars in thousands)
	2025	2024
Grocery	$1,934,445	$1,983,198
Non-foods	1,167,586	1,273,324
Perishables	1,404,687	1,441,039
Fuel	620,924	724,230
Total retail grocery	$5,127,642	$5,421,791

The “Grocery” category includes grocery, dairy and frozen foods.

The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

The “Perishables” category includes meat, produce, deli and bakery.

Changes in retail grocery sales for the fiscal year ended September 27, 2025 are summarized as follows (in thousands):

Total retail grocery sales for the fiscal year ended September 28, 2024	$5,421,791
Comparable store sales decrease	(168,824)
Lost sales from temporarily closed stores	(111,217)
Lost sales from closed store	(7,016)
Other	(7,092)
Total retail grocery sales for the fiscal year ended September 27, 2025	$5,127,642

Gross Profit. Gross profit for the fiscal year ended September 27, 2025 decreased $25.7 million, or 2.0%, to $1.27 billion compared with $1.30 billion for the fiscal year ended September 28, 2024. As a percentage of sales, gross profit totaled 23.9% for the fiscal year ended September 27, 2025 as compared to 23.0% for the fiscal year ended September 28, 2024. The decrease in gross profit resulted primarily from the lost revenue from the temporarily closed stores and the electronic payment disruptions due to Hurricane Helene partially offset by insurance proceeds of $4.7 million. Retail grocery gross profit as a percentage of total sales (excluding fuel) increased 0.8 basis points in fiscal year 2025, compared with fiscal year 2024.

Operating and Administrative Expenses. Operating and administrative expenses decreased $2.9 million, or 0.3%, to $1.159 billion for the fiscal year ended September 27, 2025 from $1.162 billion for the fiscal year ended September 28, 2024. As a percentage of sales, operating and administrative expenses were 21.7% and 20.6% for fiscal years 2025 and 2024, respectively. Excluding fuel, which does not have significant direct operating expenses, the ratio of operating expenses to sales was 24.4% for fiscal year 2025 compared with 23.4% for fiscal year 2024. The costs of clean up and repairs incurred in fiscal year 2025 as a result of Hurricane Helene were $9.0 million, which were partially offset by insurance proceeds of $1.5 million. Included in the operating expenses for fiscal year 2024 was the asset impairment write off of $4.5 million due to Hurricane Helene.

A breakdown of the primary changes in operating and administrative expenses is as follows.

		(Decrease)
	(Decrease)	Increase
	Increase	as a % of
	(in millions)	sales
Salaries and wages	$(12.7)	(0.24)%
Repairs and maintenance	$10.8	0.20%
Professional fees	$7.4	0.14%
Miscellaneous	$(5.8)	(0.11)%

Salaries and wages decreased due to the impact of Hurricane Helene, including the temporary closure of four stores, of which three currently remain closed, disruption at other stores due to storm-related power losses and difficulties for associates to get to work due to the damage caused by Hurricane Helene.

Repairs and maintenance expense increased as a result of the cleanup and repair costs incurred as a result of Hurricane Helene.

Professional fees increased due to professional services required as a result of Hurricane Helene and investments the Company has made in its information technology systems and in technology transformation projects.

Miscellaneous expenses decreased primarily related to insurance proceeds of $1.5 million received in fiscal year 2025 and the $4.2 million impairment loss recorded in fiscal year 2024.

Gain from Sale or Disposal of Assets. Gains on sale or disposal of assets totaled $2.4 million for fiscal year 2025 and $9.1 million for fiscal year 2024. The decrease was primarily related to the swap of shopping center properties that occurred in January 2024.

Other Income, Net. Other income, net totaled $12.1 million and $14.2 million for the fiscal years ended September 27, 2025 and September 28, 2024, respectively. Other income consisted primarily of interest earned, which decreased for the 2025 fiscal year due to a combination of lower deposits in interest bearing accounts and lower rates of interest earned on the Company’s cash balances.

Interest Expense. Interest expense totaled $19.7 million for the fiscal year ended September 27, 2025 and $21.9 million for the fiscal year ended September 28, 2024. Total debt was $514.8 million at the end of fiscal year 2025 compared with $532.6 million at the end of fiscal year 2024.

Income Taxes. Income tax expense totaled $26.3 million for fiscal year 2025, reflecting an effective tax rate of 24.0%. This compares with an income tax expense totaling $34.0 million and an effective tax rate of 24.3% for fiscal year 2024.

Net Income. Net income totaled $83.6 million for the fiscal year ended September 27, 2025 compared with net income of $105.5 million for the fiscal year ended September 28, 2024. Basic and diluted earnings per share for Class A Common Stock were $4.50 and $4.40, respectively, for the fiscal year ended September 27, 2025 compared with $5.68 and $5.56, respectively, for the fiscal year ended September 28, 2024. Basic and diluted earnings per share for Class B Common Stock were each $4.09 for the fiscal year ended September 27, 2025 compared with $5.16 of basic and diluted earnings per share for the fiscal year ended September 28, 2024.

Fiscal Year Ended September 28, 2024 Compared to the Fiscal Year Ended September 30, 2023

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in Ingles Annual Report on Form 10-K for the year ended September 28, 2024, filed with the SEC on December 27, 2024, for a discussion of the year ended September 28, 2024 as compared to September 30, 2023.

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

Capital expenditures totaled $114.5 million and $210.9 million for fiscal years 2025 and 2024, respectively, with the decrease driven primarily by more purchases of new sites and land parcels during fiscal year 2024 as compared to fiscal year 2025. Capital expenditures included predominately the purchase of store sites and land parcels totaling 9 and 16, respectively, for fiscal years 2025 and 2024.

Capital expenditures include upgrading and replacing store equipment, technology investments, those related to the Company’s distribution operation and its milk processing plant, and expenditures for stores to open in subsequent fiscal years.

Ingles’ capital expenditure plans for fiscal year 2026 include investments of approximately $120 to $140 million. The Company currently plans to dedicate the majority of its fiscal 2026 capital expenditures to continued improvement of its store base, including the reopening of its temporarily closed stores, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company currently expects that its net annual capital expenditures will be in the range of approximately $120 to $140 million going forward in order to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and aggregate investment by the Company in those projects. The number of projects may also fluctuate due to the types of projects pursued including new stores, major store remodels/expansions, and build-out of tenant space under the long-term leases. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives, material costs and its financial condition.

In general, the Company finances its capital expenditures to the extent possible from cash on hand and cash flow from operations. Additional financing sources for capital expenditures could include borrowings under the Company’s $150 million committed line of credit (described below), other borrowings that could be collateralized by unencumbered real property and equipment with a net book value of approximately $1.3 billion, and the public debt or equity markets. The Company has used each of these to finance past capital expenditures and expects to have them available in the future.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project. Construction commitments at September 27, 2025 totaled $4.9 million.

Liquidity

The Company generated $154.1 million of cash from operations for fiscal 2025 compared with $262.5 million for fiscal year 2024. The decrease was primarily due to the decrease in net income, increased receivables for electronic payments and the replenishment of inventory following Hurricane Helene.

Cash used by investing activities for fiscal year 2025 totaled $109.9 million compared with $206.2 million for fiscal year 2024. The decrease in cash used in investing activities was primarily due to capital expenditures, which decreased by $96.4 million in fiscal year 2025 as compared to fiscal year 2024.

The Company’s cash used by net financing activities totaled $31.6 million and $31.2 million for fiscal years 2025 and 2024, respectively.

The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”).

In June 2021, the Company issued at par $350.0 million aggregate principal amount of 4.00% senior notes due 2031 (the “Notes”).

The Company has a $150.0 million unsecured senior line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which one in the amount of $500,000 was issued at September 27, 2025. The Company is not required to maintain compensating balances in connection with the Line. At September 27, 2025, the Company had no other borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of Recovery Zone Facility Bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, such financial institutions hold the Bonds until December 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding aggregate principal amount of the Bonds was $45.4 million at September 27, 2025. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $12.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $109.1 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps is measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Company’s Line, Bonds and the Notes indenture in the event of default under any one instrument.

The Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Bonds and the Line to the Company are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its respective loan documents. As of September 27, 2025, the Company was in compliance with these covenants.

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

Outlook and Trends in the Company’s Markets

The Company continually assesses and modifies its business model to meet the changing needs and expectations of its customers. In connection with this review, the Company assesses the trends present in the markets in which it competes. Generally, it is difficult to predict whether a trend will continue for a sustained period of time and it is possible that new trends will develop that will affect an existing trend. The Company believes that the following trends are likely to continue for at least the next fiscal year:

•Impacts of Hurricane Helene , including the costs to repair and reopen our temporarily closed stores, will impact fiscal year 2026 results.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The table below presents principal amounts and related weighted average interest rates by year of maturity for the Company’s debt obligations at September 27, 2025 and September 28, 2024, respectively (in thousands):

September 27, 2025	2026	2027	2028	2029	2030	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$8,234	$7,750	$80,083	$—	$123,567	$123,567
Average interest rate	5.98%	5.98%	5.89%	5.88%	5.88%	—%	5.90%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$22,730	$45,380	$45,380
Average year-end interest rate	4.37%	4.37%	4.37%	4.37%	4.37%	4.37%	4.37%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$327,250
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

September 28, 2024	2025	2026	2027	2028	2029	Thereafter	Total	Fair Value
Line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Average variable interest rate	—%	—%	—%	—%	—%	—%	—%
Long-term debt, variable interest rate (1)(2)	$13,750	$13,750	$13,750	$8,237	$7,750	$80,083	$137,320	$137,320
Average year-end interest rate (1)(2)	6.93%	6.93%	6.93%	6.82%	6.80%	6.80%	6.84%
Recovery Zone Bonds, variable interest rate	$4,530	$4,530	$4,530	$4,530	$4,530	$27,260	$49,910	$49,910
Average year-end interest rate	5.10%	5.10%	5.10%	5.10%	5.10%	5.10%	5.10%
Senior Notes, fixed interest rate	$—	$—	$—	$—	$—	$350,000	$350,000	$317,625
Average interest rate	—%	—%	—%	—%	—%	4.00%	4.00%

(1)Excludes interest rate swap that fixes at 3.962% the interest rate on $12.5 million of variable interest rate debt.

(2)Excludes interest rate swap that fixes at 2.998% the interest rate on $109.1 million of variable interest rate debt.

The Company will occasionally utilize financial or derivative instruments for interest rate risk management but has typically not utilized highly leveraged financial instruments. On the basis of the fair value of the Company’s market sensitive instruments at September 27, 2025, the Company does not anticipate that near-term changes in interest and exchange rates will result in material near-term losses in future earnings, fair values or cash flows.

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

As required by Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 27, 2025, the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 27, 2025.

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

The Company has assessed the effectiveness of its internal control over financial reporting as of September 27, 2025, using the criteria described in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on its assessment of the design and related testing of the Company’s internal control over financial reporting, management has concluded that, as of September 27, 2025, the Company maintained effective internal control over financial reporting based on the criteria set forth in the COSO framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change during the Company’s fiscal quarter ended September 27, 2025 in the Company’s internal control over financial reporting that was identified in connection with the evaluation required by Exchange Act Rule 13a-15(d) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the three-month period ended September 27, 2025, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item, including the information concerning the Company’s directors and officers, audit committee, and compliance with Section 16 of the Exchange Act, is incorporated herein by reference to the information to be contained in the Company’s definitive Proxy Statement to be used in connection with the solicitation of proxies for the Company's 2026 annual meeting of stockholders. The definitive Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) pursuant to Regulation 14A no later than 120 days after September 27, 2025.

The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Securities Trading Policy is incorporated by reference as Exhibit 19.1 to this Annual Report on Form 10-K.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Documents filed as part of this report:

1. The following financial statements of the Registrant are included in response to Item 8 of this Annual Report on Form 10-K:

Consolidated Balance Sheets as of September 27, 2025 and September 28, 2024;

Consolidated Statements of Income and Other Comprehensive Income for the years ended September 27, 2025, September 28, 2024, and September 30, 2023;

Consolidated Statements of Changes in Stockholders’ Equity for the years ended September 27, 2025, September 28, 2024, and September 30, 2023;

Consolidated Statements of Cash Flows for the years ended September 27, 2025, September 28, 2024, and September 30, 2023;

Notes to Consolidated Financial Statements.

2. Exhibits

(b)Exhibits:

3.1

Composite Articles of Incorporation of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2022, File No. 0-14706, filed with the Commission on May 5, 2022 and incorporated herein by this reference).

4
3.2	*

Second Amended and Restated Bylaws of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, filed with the Commission on September 23, 2025 and incorporated herein by this reference).

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

10.10	+

Amendment No. 3 to Credit Agreement, dated as of June 17, 2025, by and among Ingles Markets, Incorporated, Bank of America, N.A., as administrative agent, and each of the lenders party thereto (included as Exhibit 10.1 to Ingles Markets, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended June 28, 2025, filed with the Commission on August 7, 2025 and incorporated herein by this reference).

19.1	*

Ingles Markets, Incorporated Securities Trading Policy (included as Exhibit 19.1 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, previously filed with the Commission on December 27, 2024 and incorporated herein by this reference).

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

Ingles Markets, Incorporated Executive Officer Clawback Policy (included as Exhibit 97.1 to Ingles Markets, Incorporated’s Annual Report on Form 10-K for the fiscal year ended September 28, 2024, previously filed with the Commission on December 27, 2024 and incorporated herein by this reference).

101	*

The following financial information from the Annual Report on Form 10-K for the fiscal year ended September 27, 2025 formatted as Inline XBRL (Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Income; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Changes in Stockholders’ Equity; and (v) the Notes to the Consolidated Financial Statements.

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

Item 16. FORM 10-K SUMMARY

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Ingles Markets, Incorporated

Black Mountain, North Carolina

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Ingles Markets, Incorporated and subsidiaries (the "Company") as of September 27, 2025 and September 28, 2024, the related consolidated statements of income and other comprehensive income, changes in stockholders’ equity, and cash flows for each of the three fiscal years in the period ended September 27, 2025 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 27, 2025 and September 28, 2024, and the results of its operations and its cash flows for each of the three fiscal years in the period ended September 27, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

November 26, 2025

We have served as the Company's auditor since 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Ingles Markets, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Ingles Markets, Incorporated and subsidiaries (the “Company”) as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 27, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 27, 2025, of the Company and our report dated November 26, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

November 26, 2025

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 27, 2025 AND SEPTEMBER 28, 2024

	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$366,245,951	$353,687,911
Receivables (less allowance for doubtful accounts of $512,680 – 2025 and $474,684 – 2024)	106,355,244	78,266,383
Inventories	482,979,330	462,084,658
Other	19,976,402	31,508,803
Total current assets	975,556,927	925,547,755
PROPERTY AND EQUIPMENT, NET	1,515,070,221	1,526,708,462
OPERATING LEASE RIGHT OF USE ASSETS	25,139,210	27,247,555
OTHER ASSETS	50,288,285	48,378,943
TOTAL ASSETS	$2,566,054,643	$2,527,882,715

	2025	2024
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$17,477,241	$17,520,876
Current portion of operating lease liabilities	4,968,121	4,995,837
Current portion of finance lease liabilities	716,377	674,759
Accounts payable - trade	179,226,467	198,329,197
Accrued expenses and current portion of other long-term liabilities	100,514,387	99,101,275
Total current liabilities	302,902,593	320,621,944
DEFERRED INCOME TAXES	65,040,000	63,767,000
LONG-TERM DEBT	497,289,417	515,101,562
NONCURRENT OPERATING LEASE LIABILITIES	21,549,312	24,276,818
NONCURRENT FINANCE LEASE LIABILITIES	1,668,802	2,385,179
OTHER LONG-TERM LIABILITIES	61,672,942	55,981,122
Total liabilities	$950,123,066	$982,133,625
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock:
Class A, $0.05 par value; 150,000,000 shares authorized; issued and outstanding, 14,548,611 shares for 2025, 14,544,925 shares for 2024	727,431	727,247
Class B, convertible to Class A, $0.05 par value; 100,000,000 shares authorized; issued and outstanding, 4,445,765 shares for 2025, 4,449,451 shares for 2024	222,288	222,472
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	5,597,024	6,737,631
Retained earnings	1,609,384,834	1,538,061,740
Total stockholders’ equity	1,615,931,577	1,545,749,090
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,566,054,643	$2,527,882,715

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FISCAL YEARS ENDED SEPTEMBER 27, 2025,

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

	2025	2024	2023
Net sales	$5,334,032,609	$5,639,609,434	$5,892,781,732
Cost of goods sold	4,059,892,018	4,339,774,157	4,487,866,518
Gross profit	1,274,140,591	1,299,835,277	1,404,915,214
Operating and administrative expenses	1,158,944,275	1,161,797,093	1,115,380,833
Gain from sale or disposal of assets	2,383,539	9,106,047	2,769,751
Income from operations	117,579,855	147,144,231	292,304,132
Other income, net	12,068,052	14,216,870	8,269,117
Interest expense	19,710,406	21,859,800	22,068,290
Income before income taxes	109,937,501	139,501,301	278,504,959
Income tax expense	26,345,000	33,960,000	67,693,000
Net income	$83,592,501	$105,541,301	$210,811,959

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(1,514,607)	$(8,584,000)	$1,094,080
Income tax benefit (expense)	374,000	2,088,000	(267,000)
Other comprehensive (loss) income, net of tax	(1,140,607)	(6,496,000)	827,080
Comprehensive (loss) income	$82,451,894	$99,045,301	$211,639,039

Per-share amounts:
Class A Common Stock
Basic earnings per common share	$4.50	$5.68	$11.35
Diluted earnings per common share	$4.40	$5.56	$11.10
Class B Common Stock
Basic earnings per common share	$4.09	$5.16	$10.32
Diluted earnings per common share	$4.09	$5.16	$10.32
Cash dividends per common share:
Class A	$0.66	$0.66	$0.66
Class B	$0.60	$0.60	$0.60

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FISCAL YEARS ENDED SEPTEMBER 27, 2025,

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

					PAID-IN	ACCUMULATED
	CLASS A		CLASS B		CAPITAL IN	OTHER
	COMMON STOCK		COMMON STOCK		EXCESS OF	COMPREHENSIVE	RETAINED
	SHARES	AMOUNT	SHARES	AMOUNT	PAR VALUE	INCOME (LOSS)	EARNINGS	TOTAL
Balance, September 24, 2022	14,377,575	$718,879	4,616,801	$230,840	$—	$12,406,551	$1,246,238,155	$1,259,594,425
Net income	—	—	—	—	—	—	210,811,959	210,811,959
Other comprehensive income net of tax						827,080		827,080
Cash dividends
Class A	—	—	—	—	—	—	(9,511,647)	(9,511,647)
Class B	—	—	—	—	—	—	(2,749,677)	(2,749,677)
Common stock conversions	119,500	5,975	(119,500)	(5,975)	—	—	—	—
Balance, September 30, 2023	14,497,075	$724,854	4,497,301	$224,865	$—	$13,233,631	$1,444,788,790	$1,458,972,140
Net income	—	—	—	—	—	—	105,541,301	105,541,301
Other comprehensive loss net of tax						(6,496,000)		(6,496,000)
Cash dividends
Class A	—	—	—	—	—	—	(9,588,957)	(9,588,957)
Class B	—	—	—	—	—	—	(2,679,394)	(2,679,394)
Common stock conversions	47,850	2,393	(47,850)	(2,393)	—	—	—	—
Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	83,592,501	83,592,501
Other comprehensive loss net of tax						(1,140,607)		(1,140,607)
Cash dividends
Class A	—	—	—	—	—	—	(9,600,567)	(9,600,567)
Class B	—	—	—	—	—	—	(2,668,840)	(2,668,840)
Common stock conversions	3,686	184	(3,686)	(184)	—	—	—	—
Balance, September 27, 2025	14,548,611	$727,431	4,445,765	$222,288	$—	$5,597,024	$1,609,384,834	$1,615,931,577

See Notes to Consolidated Financial Statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FISCAL YEARS ENDED SEPTEMBER 27, 2025,

SEPTEMBER 28, 2024 AND SEPTEMBER 30, 2023

	2025	2024	2023
Cash Flows From Operating Activities:
Net income	$83,592,501	$105,541,301	$210,811,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	122,890,499	121,622,579	115,979,172
Non cash operating lease cost	4,828,794	6,184,012	6,878,571
Gain from sale or disposal of assets	(2,383,539)	(9,106,047)	(2,769,751)
Inventory and Property loss due to Helene	—	34,956,523	—
Receipt of advance payments on purchases contracts	3,112,239	3,250,328	4,154,945
Recognition of advance payments on purchase contracts	(2,113,414)	(3,179,373)	(3,156,909)
Deferred income taxes	1,647,000	(1,332,000)	(6,658,000)
Changes in operating assets and liabilities
Receivables	(28,088,862)	29,340,527	(10,413,074)
Inventory	(20,894,673)	1,331,223	(35,914,236)
Other assets	8,108,453	(16,087,132)	(10,743,707)
Operating lease liabilities	(5,475,671)	(6,187,984)	(6,866,749)
Accounts payable, accrued expenses and other liabilities	(11,125,434)	(3,817,249)	5,109,120
Net Cash Provided By Operating Activities	154,097,893	262,516,708	266,411,341
Cash Flows From Investing Activities:
Proceeds from sales of property and equipment	4,564,647	4,670,841	3,495,707
Capital expenditures	(114,500,588)	(210,855,602)	(173,591,468)
Net Cash Used By Investing Activities	(109,935,941)	(206,184,761)	(170,095,761)
Cash Flows From Financing Activities:
Repayment of Financing Lease	(674,759)	(635,559)	(231,291)
Debt issuance costs	(377,201)	—	—
Principal payments on long-term borrowings	(18,282,545)	(18,280,048)	(22,481,560)
Dividends paid	(12,269,407)	(12,268,351)	(12,261,324)
Net Cash Used By Financing Activities	(31,603,912)	(31,183,958)	(34,974,175)
Increase in Cash and Cash Equivalents	12,558,040	25,147,989	61,341,405
Cash and Cash Equivalents at Beginning of Year	353,687,911	328,539,922	267,198,517
Cash and Cash Equivalents at End of Year	$366,245,951	$353,687,911	$328,539,922

See Notes to Consolidated Financial Statements.

Ingles Markets, Incorporated and Subsidiaries

Notes To Consolidated Financial Statements

Fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023

1. Summary of Significant Accounting Policies

Nature of Operations – Ingles Markets, Incorporated (“Ingles” or the “Company”), a leading supermarket chain in the southeast United States, operates 194 supermarkets in North Carolina (72), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1), excluding three stores that remain temporarily closed due to damage sustained during Hurricane Helene.

Principles of Consolidation – The consolidated financial statements include the accounts of Ingles Markets, Incorporated and its wholly owned subsidiaries, Sky King, Inc., Ingles Markets Investments, Inc., Milkco, Inc., Land O Sky, LLC, Shopping Center Financing, LLC, and Shopping Center Financing II, LLC. All significant inter-company balances and transactions are eliminated in consolidation.

Fiscal Year – The Company’s fiscal year ends on the last Saturday in September. Fiscal years 2025 and 2024 each consisted of 52 weeks. Fiscal year 2023 consisted of 53 weeks.

Segment Information – The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores). Our remaining operations -- fluid dairy and shopping center rentals do not meet either the quantitative and qualitative criteria as defined under ASC 280, Segment Reporting. The Company defines its segments as those operations for which the Company’s chief operating decision maker (“CODM”) regularly reviews results for operational decision making purposes, analyze performance and allocate resources.

New Accounting Pronouncements – In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The ASU provides optional guidance to ease the potential burden in accounting for reference rate reform on financial reporting in response to the risk of cessation of the London Interbank Offered Rate (“LIBOR”). This amendment provides for optional expedients and exceptions for applying generally accepted accounting principles to contracts and hedging relationships that are affected by LIBOR and other reference rates. The ASU generally allows for hedge accounting to continue if the hedge was highly effective or met other standards prior to reference rate reform. Entities are permitted to apply the amendments to all contracts, cash flow and net investment hedge relationships that existed as of March 12, 2020. The relief provided in this ASU extended through December 31, 2024. The U.S. Dollar LIBOR panel ceased following June 30, 2023, and the Company’s debt agreements and interest rate swaps that utilized LIBOR discontinued the use of LIBOR and adopted the Secured Overnight Financing Rate (“SOFR”), which did not materially impact our consolidated audited financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires companies to enhance the disclosures about segment expenses. The new standard requires the disclosure of the Company’s CODM, expanded incremental line-item disclosures of significant segment expenses used by the CODM for decision-making, and the inclusion of previous annual only segment disclosure requirements on a quarterly basis. This ASU should be applied retrospectively for fiscal years beginning after December 15, 2023, and early adoption is permitted. The Company adopted this guidance for the fiscal year ended September 27, 2025 and determined that the impact was not material to the Company’s consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software costs by removing all references to prescriptive and sequential software development stages. The new standard requires entities to consider whether significant development uncertainty has been resolved before starting to capitalize software costs and aligns disclosure requirements with ASC 360, Property, Plant, and Equipment. The ASU is effective for annual and interim reporting periods beginning after December 15, 2027, and can be applied prospectively, retrospectively, or using a modified transition method, with early adoption permitted. The Company is currently evaluating the impacts of this guidance on the Company's consolidated financial statements.

Cash and Cash Equivalents – Outstanding checks in excess of bank balances are included in the line item “Accounts payable – trade” on the Consolidated Balance Sheets. There were no such balances at September 27, 2025 and September 28, 2024, respectively.

At September 27, 2025 demand deposits aggregating approximately $359.7 million in five banks exceed the $250,000 FDIC insurance limit per bank.

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

Inventories – Substantially all of the Company’s inventory consists of finished goods. Warehouse inventories are valued at the lower of average cost or market. Store inventories are valued using the retail method under which inventories at cost (and the resulting gross margins) are determined by applying a calculated cost-to-retail ratio to the retail value of inventories. As an integral part of valuing inventory at cost, management makes certain judgments and estimates for gross margins, allowances for vendor consideration, markdowns and shrinkage. Warehousing and distribution costs are not included in the valuation of inventories. The Company reviews its judgments and estimates regularly and makes adjustments where facts and circumstances dictate. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene. In calculating the impairment loss amount, management used the product cost as the cost basis since the inventory is sold by the Company with no additional modifications. This loss included products destroyed or damaged at stores and at the warehouse. Warehouse inventory is covered through the Company’s insurance policy. A claim made by the Company under that policy was made and the Company has received $4.7 million and is in the process of working with insurers on the remaining claim.

Property, Equipment and Depreciation – Property and equipment are stated at cost and depreciated over the estimated useful lives by the straight-line method. Buildings are generally depreciated over 30 years. Store, office and warehouse equipment is generally depreciated over three years to 10 years. Transportation equipment is generally depreciated over three years to five years. Leasehold improvements are depreciated over the shorter of the subject lease term or the useful life of the asset, generally from three years to 30 years. Depreciation and amortization expense totaled $122.9 million, $121.6 million and $116.0 million for fiscal years 2025, 2024 and 2023, respectively.

Asset Impairments – The Company accounts for the impairment of long-lived assets in accordance with FASB Accounting Standards Codification (“FASB ASC”) Topic 360. Asset groups are primarily composed of individual store and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, less costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. For the year ended September 28, 2024, the Company recognized a property and equipment impairment loss of $4.5 million pertaining to Hurricane Helene. No additional impairments were recognized for the year ended September 27, 2025.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide retirement benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Participant retirement account balances are liabilities of the Company. Assets of the plan are assets of the Company and are held in trust for associates and distributed upon retirement, death, disability, in-service distributions, or termination of employment. In accordance with the trust, the Company may not use these assets for general corporate purposes. Life insurance policies and marketable securities held in the trust are included in the caption “Other assets” in the Consolidated Balance Sheets. The liability to plan participants totaled $32.5 million at September 27,

2025 and $28.9 million at September 28, 2024. The settlement of this obligation is dependent upon participant elections to withdraw funds, which cannot be predicted.

Self-Insurance – The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. There are risks and uncertainties associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1,000,000 per occurrence for workers’ compensation, and for general liability, and $500,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators, which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The Company’s self-insurance reserves totaled $38.3 million and $35.9 million for employee group insurance, workers’ compensation insurance and general liability insurance at September 27, 2025 and September 28, 2024, respectively. These amounts include expected recoveries from excess cost insurance or other sources of $3.3 million at September 27, 2025 and $4.1 million at September 28, 2024, and are recorded as receivables. The Company is required in certain cases to pledge certificates of deposit or obtain surety bonds to support its self-insured status. The Company carries casualty insurance on only those properties for which it is required to do so. The Company has elected to self-insure its other properties.

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

The Company files income tax returns with federal and various state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations by tax authorities for the years before tax year 2021. Examinations may challenge certain of the Company’s tax positions. Actual results could materially differ from these estimates and could significantly affect the effective tax rate and cash flows in the future years.

Valuation allowances are established when necessary to reduce deferred tax assets to the amount more likely than not expected to be realized.

Gross unrecognized tax benefits as well as interest and penalties related to uncertain tax positions could affect the Company’s effective tax rate. These amounts are insignificant for fiscal years 2025, 2024, and 2023.

Pre-Opening Costs – Costs associated with the opening of new stores are expensed when incurred.

Per-Share Amounts – The Company calculates earnings per share using the two-class method in accordance with FASB ASC Topic 260.

Advertising – The Company expenses advertising as incurred. Advertising and promotion expenses, net of vendor allowance reimbursements, totaled $16.3 million, $14.5 million and $14.6 million for fiscal years 2025, 2024 and 2023, respectively.

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

Cost of Goods Sold – In addition to the direct product cost, cost of goods sold for the grocery segment includes inbound freight charges and costs of the Company’s distribution network. Milk processing is a manufacturing process. Therefore, cost of goods sold include direct product and production costs, inbound freight, purchasing and receiving costs, inspection costs, warehousing costs, internal transfer costs, and other costs of distribution. Depreciation expense included in costs of goods sold totaled $16.3 million, $16.4 million and $15.2 million for fiscal years 2025, 2024 and 2023, respectively. Inventory losses of $30.4 million were included in cost of goods sold from Hurricane Helene in fiscal year 2024. Insurance proceeds of $4.7 million were received in fiscal year 2025.

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

The Company recognizes fluid dairy revenues at the time the risk of loss shifts to the customer pursuant to our terms of sale. Therefore, approximately 44.1% of fluid dairy revenues are recognized when the product is picked up by the customer at our facility.

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

Vendor Allowances – The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the vendors’ products. These allowances generally relate to short term arrangements with vendors, often relating to a period of a month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to system constraints, the use of the retail method for store inventory, and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $151.9 million, $146.9 million and $128.9 million for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period that the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $8.2 million, $8.9 million and $8.5 million for the fiscal years ended September 27, 2025, September 28, 2024 and September 30, 2023, respectively.

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

2. Income Taxes

Deferred Income Tax Liabilities and Assets – Deferred income taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax laws and rates. Significant components of the Company’s deferred tax liabilities and assets were as follows:

	2025	2024
Deferred tax liabilities:
Property and equipment tax/book differences	$83,050,000	$81,318,000
Interest rate swaps	1,799,000	2,173,000
Property tax method	1,860,000	1,324,000
Section 481a adjustment	1,164,000	—
Right of use asset	6,641,000	7,350,000
Total deferred tax liabilities	94,514,000	92,165,000
Deferred tax assets:
Insurance reserves	6,000,000	4,929,000
Advance payments on purchases contracts	986,000	746,000
Vacation accrual	2,178,000	1,959,000
Inventory	688,000	1,566,000
Deferred compensation	7,824,000	6,986,000
Lease liability	7,010,000	7,868,000
Other	4,788,000	4,344,000
Total deferred tax assets	29,474,000	28,398,000
Net deferred tax liabilities	$65,040,000	$63,767,000

Refundable current income taxes totaling $3.0 million and $16.9 million at September 27, 2025 and September 28, 2024, respectively, are included in the line item “Other current assets” on the Consolidated Balance Sheets.

Income Tax Expense - Income tax expense differs from the amounts computed by applying the statutory federal rates to income before income taxes. The reasons for the differences were as follows:

	2025	2024	2023
Federal tax at statutory rate	$23,098,000	$29,295,000	$58,396,000
State income tax, net of federal tax benefits	3,237,000	3,892,000	9,247,000
Federal tax credits	(960,000)	(1,239,000)	(1,449,000)
Other	970,000	2,012,000	1,499,000
Total	$26,345,000	$33,960,000	$67,693,000

Current and deferred income tax expense (benefit) was as follows:

	2025	2024	2023
Current:
Federal	$20,498,000	$29,394,000	$61,562,000
State	4,200,000	5,898,000	12,789,000
Total current expense	24,698,000	35,292,000	74,351,000
Deferred:
Federal	1,722,000	(565,000)	(5,802,000)
State	(75,000)	(767,000)	(856,000)
Total deferred (benefit) expense	1,647,000	(1,332,000)	(6,658,000)
Total expense	$26,345,000	$33,960,000	$67,693,000

3. Property and Equipment

Property and equipment, net, consisted of the following:

	2025	2024
Land	$520,884,460	$503,677,113
Construction in progress	51,061,254	37,545,222
Buildings	1,483,128,038	1,470,754,512
Store, office and warehouse equipment	1,143,005,764	1,118,250,135
Transportation equipment	89,246,739	88,465,993
Leasehold improvements	55,469,185	59,748,005
Finance lease right-of-use assets	3,946,422	3,946,422
Total	3,346,741,862	3,282,387,402
Less accumulated depreciation and amortization	1,831,671,641	1,755,678,940
Property and equipment - net	$1,515,070,221	$1,526,708,462

4. Property Held for Lease and Rental Income

At September 27, 2025, the Company owned and operated 101 shopping centers in conjunction with its supermarket operations, which includes one of the three stores that remains temporarily closed due to its location in a shopping center that remains closed as a result of damage sustained during Hurricane Helene which is located in a shopping center. The Company leases a portion of its shopping center properties to third parties. The leases are non-cancelable operating lease agreements for periods ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Consolidated Statements of Income.

	2025	2024	2023
Rents earned on owned and subleased properties:
Base rentals	$30,559,595	$26,658,958	$24,964,305
Variable rentals	141,049	314,009	203,823
Total	30,700,644	26,972,967	25,168,128
Depreciation on owned properties leased to others	(9,262,235)	(8,620,836)	(7,788,344)
Direct shopping center expenses, excluding overhead allocations	(3,981,962)	(3,819,139)	(3,752,407)
Total	$17,456,447	$14,532,992	$13,627,377

Owned properties leased or held for lease to others under operating leases by major classes are summarized as follows:

	September 27,	September 28,
	2025	2024
Land	$114,417,119	$112,871,892
Buildings	309,855,505	305,862,582
Total	424,272,624	418,734,474
Less accumulated depreciation	(137,362,918)	(127,936,997)
Total	$286,909,706	$290,797,477

The above amounts are included on the Consolidated Balance Sheets in the caption “Property and equipment, net.”

The following is a schedule of minimum future rental income on non-cancelable operating leases as of September 27, 2025:

Fiscal Year
2026	$21,645,537
2027	18,688,120
2028	16,028,346
2029	12,631,080
2030	9,976,273
Thereafter	49,332,572
Total minimum future rental income	$128,301,928

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

Operating Leases - Rent expense for all operating leases of $7.4 million, $9.7 million and $10.6 million for fiscal years 2025, 2024 and 2023, respectively, is included in operating and administrative expenses. These amounts included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost. Sub-lease rental income of $0.3 million for each of fiscal years 2025, 2024 and 2023, was included as a reduction of rental expense.

Finance Leases –Finance lease cost of $840.0 thousand included amortization expense of $674.8 thousand, included in operating and administrative expense, and $165.2 thousand of interest expense for fiscal year 2025. Fiscal year 2024 finance lease cost of $318.5 thousand included amortization expense of $275.6 thousand, included in operating and administrative expense, and $82.3 thousand of interest expense. Finance lease cost of $270.7 thousand included amortization expense of $231.3 thousand, included in operating and administrative expense, and $87.2 thousand of interest expense for fiscal year 2023.

Future maturities of lease liabilities as of September 27, 2025 were as follows:

Fiscal Year	Operating Leases	Finance Leases
2026	$6,052,190	$840,000
2027	5,542,431	840,000
2028	3,958,840	840,000
2029	2,955,264	101,500
2030	1,576,004	—
Thereafter	15,053,932	—
Total lease payments	35,138,661	2,621,500
Less amount representing interest	8,621,228	236,321
Present value of lease liabilities	$26,517,433	$2,385,179

On the Consolidated Balance Sheets, lease extensions exercised during fiscal year 2025 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $3.8 million each during the year ended September 27, 2025. The weighted average remaining lease term for the Company’s operating leases is 14.4 years. No new financing leases were entered into during fiscal year 2025. The weighted average discount rate used to determine operating lease liability balances as of September 27, 2025 was 4.2%, and was 6.0% for finance lease liability balances.

6. Supplementary Balance Sheet Information

Accrued Expenses and Current Portion of Other Long-Term Liabilities - Accrued expenses and current portion of other long-term liabilities are summarized as follows:

	2025	2024
Property, payroll, and other taxes payable	$24,420,782	$22,592,669
Salaries, wages, and bonuses payable	46,997,042	48,869,003
Self-insurance liabilities:
Employee group insurance	6,317,748	5,849,118
Workers’ compensation insurance	5,191,814	4,937,591
General liability insurance	6,261,466	5,690,735
Interest	4,752,916	4,984,248
Other	6,572,619	6,177,911
Total accrued expenses and current portion of other long-term liabilities	$100,514,387	$99,101,275

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $48.0 million, $44.3 million and $35.2 million for fiscal years 2025, 2024 and 2023, respectively.

Other Long-Term Liabilities - Other long-term liabilities are summarized as follows:

	2025	2024
Advance payments on purchases contracts	$4,062,274	$3,063,450
Nonqualified investment plan liability	32,459,144	28,916,206
Self-insurance liabilities:
Workers’ compensation insurance	11,758,783	12,137,235
General liability insurance	8,723,594	7,331,787
Other	7,332,622	5,927,404
Other long-term liabilities	64,336,417	57,376,082
Less current portion	2,663,475	1,394,960
Total other long-term liabilities	$61,672,942	$55,981,122

The Company’s fuel operations contain underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Topic ASC 410 and determined that we have a legal obligation to remove tanks at a point in the future and accordingly determined we have met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded are immaterial for each fuel center as well as in the aggregate at September 27, 2025 and September 28, 2024.

Advance Payments on Purchases Contracts - The Company has entered into agreements with suppliers whereby payment is received in advance and earned based on purchases of product from these suppliers in the future. The unearned portion, included in other long-term liabilities, will be recognized in the results of operations in accordance with the terms of the contract.

7. Long-Term Debt

Long-term debt and short-term loans were as follows:

	September 27,	September 28,
	2025	2024
Bonds payable:
Senior notes, interest rate of 4.00%, maturing 2031	$350,000,000	$350,000,000
Recovery Zone Facility Bonds, maturing 2036	45,380,000	49,910,000
Notes payable due to banks, weighted average interest rate of 6.57% for 2025 and 7.49% for 2024	123,567,360	137,319,905
Less unamortized prepaid loan costs	(4,180,702)	(4,607,467)
Total long-term debt	514,766,658	532,622,438
Less current portion	17,477,241	17,520,876
Long-term debt, net of current portion	$497,289,417	$515,101,562

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

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which one in the amount of $500,000 was issued at September 27, 2025. The Company is not required to maintain compensating balances in connection with the Line. At September 27, 2025, the Company had no other borrowings outstanding under the Line.

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

The Notes, the Bonds and the Line contain provisions that under certain circumstances would permit the acceleration of the indebtedness under such instruments or would otherwise permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants related to the Notes, the Bonds and Line at September 27, 2025.

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. The Company has an interest rate swap agreement for a current notional amount of $12.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company closed a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. The Company has an interest rate swap agreement for a current notional amount of $109.1 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the current notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the fiscal year ended September 27, 2025, the Company recorded $1.1 million of other comprehensive loss, net of income tax benefits, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $7.4 million were recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 27, 2025. For the fiscal year ended September 28, 2024, the Company recorded $6.5 million of other comprehensive loss, net of income tax benefits, in its Consolidated Statements of Comprehensive Income. Unrealized gains of $8.9 million were recorded as an asset at fair value in the line “Other Assets” on the Consolidated Balance Sheet as of September 28, 2024.

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

At September 27, 2025, property and equipment with an undepreciated cost of approximately $241.7 million was pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, minimum levels of net worth and maintenance of certain financial ratios. While there are no current restrictions on net income or retained earnings available for the payment of dividends, certain loan agreements contain provisions outlining minimum tangible net worth requirements that restrict the ability of the Company to pay cash dividends in excess of the current annual per share dividends paid on the Company’s Class A and Class B Common Stock.

Components of interest costs were as follows:

	2025	2024	2023
Total interest costs	$21,521,716	$22,572,596	$23,056,378
Interest capitalized	(1,811,310)	(712,796)	(988,088)
Interest expense	$19,710,406	$21,859,800	$22,068,290

Maturities of long-term debt at September 27, 2025 were as follows:

Fiscal Year
2026	$18,280,000
2027	18,280,000
2028	12,764,026
2029	12,280,000
2030	84,613,334
Thereafter	372,730,000
Less unamortized prepaid loan costs	(4,180,702)
Total	$514,766,658

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

	Year Ended
	September 27, 2025
	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$65,410,575	$18,181,926
Conversion of Class B to Class A shares	18,181,926	—
Net income allocated, diluted	$83,592,501	$18,181,926
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,546,620	4,447,756
Conversion of Class B to Class A shares	4,447,756	—
Weighted average shares outstanding, diluted	18,994,376	4,447,756
Earnings per share
Basic	$4.50	$4.09
Diluted	$4.40	$4.09

	Year Ended		Year Ended
	September 28, 2024		September 30, 2023
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$82,518,040	$23,023,261	$163,599,005	$47,212,954
Conversion of Class B to Class A shares	23,023,261	—	47,212,954	—
Net income allocated, diluted	$105,541,301	$23,023,261	$210,811,959	$47,212,954
Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,534,479	4,459,897	14,417,916	4,576,460
Conversion of Class B to Class A shares	4,459,897	—	4,576,460	—
Weighted average shares outstanding, diluted	18,994,376	4,459,897	18,994,376	4,576,460
Earnings per share
Basic	$5.68	$5.16	$11.35	$10.32
Diluted	$5.56	$5.16	$11.10	$10.32

10. Employee Benefit Plans

Investment/Profit Sharing Plan – The purpose of the qualified investment/profit sharing plan is to provide retirement benefits to eligible associates. Assets of the plan, including the Company’s Class B Common Stock, are held in trust for associates and distributed upon retirement, death, disability or termination of employment. Company contributions are discretionary and are determined quarterly by the Board of Directors. The plan includes a 401(k) feature. Company contributions to the plan, included in operating and administrative expenses, were approximately $6.3 million, $5.7 million and $5.7 million for fiscal years 2025, 2024 and 2023, respectively.

Nonqualified Investment Plan – The purpose of the Executive Nonqualified Excess Plan is to provide benefits similar to the Company’s Investment/Profit Sharing Plan to certain of the Company’s management associates who are otherwise subject to limited participation in the 401(k) feature of the Company’s Investment/Profit Sharing Plan. Company contributions to the plan, included in operating and administrative expenses, were approximately $511,000, $564,000 and $509,000 for fiscal years 2025, 2024 and 2023, respectively.

Cash Bonuses – The Company pays monthly bonuses to various managerial personnel based on the performance of the operating units managed by these personnel. The Company pays discretionary annual bonuses to certain associates who do not receive monthly performance bonuses. The Company pays discretionary bonuses to certain executive officers based on Company performance. Operating and administrative expenses include bonuses of approximately $20.5 million, $29.2 million and $34.4 million for fiscal years 2025, 2024 and 2023, respectively. The accrued liability for cash bonuses totaled $18.6 million at September 27, 2025 and $21.5 million at September 28, 2024. These amounts are included in the caption “Accrued expenses and current portion of other long-term liabilities” in the Consolidated Balance Sheets.

Medical Care Plan - Medical and dental benefits are provided to qualified associates under a self-insured plan. Expenses under the plan include claims paid, administrative expenses and an estimated liability for claims incurred but not yet paid.

11. Segment Information

The reportable segments were determined based on information reviewed by the Company’s CODM for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores) and includes four categories of product sales: grocery, non-foods, perishables and fuel. The “All Other” segment includes the results of non-reportable segments, fluid dairy and shopping center rentals, which do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting. In fiscal year 2025, expense allocation methodology changed to include direct and indirect costs associated with the shopping center rentals that were previously included in the retail segment. Fiscal years 2024 and 2023 were recast to be comparable. The CODM utilizes operating income to assess the Company’s operating performance and to make decisions about allocating resources to each segment. The CODM does not review assets in evaluating results. Therefore, such information is not provided. The Company’s President and Chief Executive Officer is the CODM. The accounting policies are the same as those described in the summary of significant accounting policies.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM. For fiscal year ended September 28, 2024, income from operations for the primary business segment, retail grocery sales, included the charges for impairment losses from Hurricane Helene of $34.9 million.

A reconciliation of net income (amounts in thousands):

	2025	2024	2023
Retail grocery revenue
Grocery (1)	$1,934,445	$1,983,198	$2,062,416
Non-foods (2)	1,167,586	1,273,324	1,326,907
Perishables (3)	1,404,687	1,441,039	1,482,089
Fuel	620,924	724,230	792,524
Total retail grocery revenue	5,127,642	5,421,791	5,663,936
All other revenue	206,391	217,818	228,846
Total revenues from unaffiliated customers	$5,334,033	$5,639,609	$5,892,782

Total retail grocery revenue	$5,127,642	$5,421,791	$5,663,936
Less retail grocery expenses:
Merchandise costs (4)	3,913,286	4,151,150	4,325,262
Salary and wages	578,132	590,921	577,319
Insurance costs	56,515	54,875	39,311
Repair and maintenance	91,761	81,136	78,416
Bank charges	60,019	62,164	61,712
Depreciation and amortization	94,242	93,384	90,391
Utilities	61,466	63,819	61,344
Other retail grocery expenses (5)	171,685	158,400	158,961
Impairment loss (6)	—	34,957	—
Retail grocery operating income	$100,536	$130,986	$271,220
Other operating income (7)	17,044	16,159	21,084
Other income	12,068	14,217	8,269
Interest	19,710	21,860	22,068
Taxes	26,345	33,960	67,693
Net income	$83,593	$105,541	$210,812

(1)The “Grocery” category includes grocery, dairy, and frozen foods.

(2)The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

(3)The “Perishable” category includes meat, produce, deli and bakery.

(4)Merchandise costs include product costs, net of discounts and allowances, warehousing, distribution and freight.

(5)Other retail grocery expenses includes supplies, taxes and licenses, advertising, professional fees and other expenses.

(6)Impairment loss includes inventory impairment of $30.4 million and asset impairment of $4.5 million, in each case recognized as a result of damage sustained during Hurricane Helene.

(7)Other operating income includes operating income from shopping center rentals, fluid dairy and the gain or loss on the disposal of fixed assets.

12. Commitments and Contingencies

Various legal proceedings and claims arising in the ordinary course of business are pending against the Company. In the opinion of management, the ultimate liability, if any, from all pending legal proceedings and claims is not expected to materially affect the Company’s financial position, the results of its operations or its cash flows.

Construction commitments at September 27, 2025 totaled $4.9 million. The Company expects these commitments to be fulfilled during fiscal year 2026.

The Company has entered into supply contracts to provide approximately 87% of the fuel sold in its fuel centers. Pricing is based on certain market indices at the time of purchase. The suppliers can modify or terminate the contracts if the Company does not meet certain minimum monthly purchase requirements.

There have been no other material changes in contractual obligations and commercial commitments subsequent to September 27, 2025 other than as described elsewhere in this Annual Report on Form 10-K.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 27, 2025 were as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes due 2031	$350,000	$327,250	Level 2
Facility Bonds due 2036	45,380	45,380	Level 2
Secured notes payable and other	119,387	119,387	Level 2
Interest rate swaps derivative contract asset	7,416	7,416	Level 2
Non-qualified retirement plan assets	29,881	29,881	Level 2

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified plan assets at September 28, 2024 were as follows (in thousands):

	Carrying
	Amount	Fair Value	Fair Value Measurements
Senior Notes due 2031	$350,000	$317,625	Level 2
Facility Bonds due 2036	49,910	49,910	Level 2
Secured notes payable and other	132,712	132,712	Level 2
Interest rate swaps derivative contract assets	8,931	8,931	Level 2
Non-qualified retirement plan assets	27,126	27,126	Level 2

The fair values for Level 2 measurements were determined primarily using market yields and taking into consideration the underlying terms of the debt.

14. Cash Flow Information

Supplemental disclosure of cash flow information is as follows:

	2025	2024	2023
Cash paid during the year for:
Interest (net of amounts capitalized)	$19,941,738	$21,987,218	$21,546,878
Income taxes	11,090,974	45,765,414	78,406,107
Non cash items:
Property and equipment additions included in accounts payable	8,286,970	10,082,470	5,067,861

15. Related Party Transactions

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan was prohibited from selling shares of the Company’s Class A Common Stock. At September 27, 2025 and September 28, 2024 there were no loans outstanding.

16. Subsequent Events

In fiscal year 2025, the Company received insurance proceeds of $1.5 million related to property damage sustained during Hurricane Helene. The proceeds were recorded as a reduction of operating expenses. On May 1, 2025, the Company entered into an agreement and received a partial payment of $4.2 million towards the ultimate settlement of the inventory loss claims. In addition, the Company received an additional $500 thousand from a different policy. The proceeds were recorded as a reduction of cost of goods sold. The Company did not recognize an asset for the remaining insurance recovery receivable in the Consolidated Balance Sheet as of September 27, 2025 because recovery was not yet deemed probable. The Company is currently working with its insurance carriers to reach final determinations with respect to inventory loss claims related to the impact of Hurricane Helene. The final amount of the claims is currently being assessed, and the timing and exact amount of remaining insurance proceeds remain uncertain. The Company will continue to monitor the claims process and will accordingly adjust its impact on the Company’s financial statements in future periods.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
President, Chief Executive Officer
and Chief Operating Officer
(principal executive officer)

Date: November 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert P. Ingle, II	November 26, 2025
Robert P. Ingle, II, Chairman and Director

/s/ James W. Lanning	November 26, 2025
James W. Lanning, President, Chief Executive Officer,
Chief Operating Officer and Director
(principal executive officer)

/s/ Patricia E. Jackson	November 26, 2025
Patricia E. Jackson, CPA,
Vice President-Finance, Chief Financial Officer, and Director
(principal financial and accounting officer)

/s/ Catherine L. Phillips	November 26, 2025
Catherine L. Phillips, CPA, Secretary and Controller

/s/ L. Keith Collins	November 26, 2025
L. Keith Collins, Director

/s/ Fred D. Ayers	November 26, 2025
Fred D. Ayers, Director

/s/ Laura Sharp	November 26, 2025
Laura Sharp, Director

/s/ Brenda S. Tudor	November 26, 2025
Brenda S. Tudor, Director

/s/ Ernest E. Ferguson	November 26, 2025
Ernest E. Ferguson, Director