Form 10-K/A
period 2025-09-27
INGLES MARKETS INC
filed 2026-01-22
CIK 50493

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

EXPLANATORY NOTE

Ingles Markets, Incorporated, a North Carolina corporation (the “Company,” “Ingles,” “our,” “us” or “we”), is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to our Annual Report on Form 10-K for the fiscal year ended September 27, 2025 (the “Form 10-K”), which was filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 26, 2025, to provide the information required by Part III of Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after end of our fiscal year.

We are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form 10-K. This Amendment No. 1 amends and restates in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Form 10-K.

In addition, as required by Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), updated certifications of the Company’s principal executive officer and principal financial officer are included as Exhibits 31.1 and 31.2 to this Amendment No. 1. Accordingly, Item 15(a)(3) of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

No other changes have been made to the Form 10-K, other than those described above. This Amendment No. 1 does not reflect events occurring after the original filing date of the Form 10-K, nor does this Amendment No. 1 modify or update in any way the consolidated financial statements, notes to such consolidated financial statements, opinions, consents or any other items or disclosures made in the Form 10-K, other than as specifically described above. Accordingly, this Amendment No. 1 should be read in conjunction with the Form 10-K and the Company’s other filings with the SEC subsequent to the filing of the Form 10-K.

Ingles Markets, Incorporated

Amendment No. 1 to Annual Report on Form 10-K

September 27, 2025

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Each identified director and executive officer provided his or her biographical information set forth below. Except as otherwise indicated, each such person has been engaged in his or her most recent occupation or employment for more than five years.

DIRECTORS AND EXECUTIVE OFFICERS
Robert P. Ingle, II

Robert P. Ingle, II has been a member of the Board of Directors (the “Board”) since February 1997, has served as Chairman of the Board since May 2004, and served as Chief Executive Officer from March 2011 until March 2016. He has been employed by the Company in a variety of positions since 1985. Mr. Ingle brings many years of grocery industry experience to the Board. Mr. Ingle is 57.

James W. Lanning

Mr. Lanning has served as a director of the Company since May 2003 and was appointed Chief Executive Officer in March 2016. He has served as President since March 2003. He has been employed by the Company in a variety of positions since 1975. Mr. Lanning brings leadership development skills and many years of grocery industry experience to the Board. Mr. Lanning is 66.

Patricia E. Jackson

Ms. Jackson has served as a director of the Company since March 2022 and was appointed as Chief Financial Officer in February 2022. Ms. Jackson is a certified public accountant. She previously served as the Company’s Controller from 2010 to February 2022. Ms. Jackson brings considerable auditing, accounting and finance expertise to the Board. Mr. Jackson is 61.

Fred D. Ayers

Mr. Ayers has served as a director of the Company since February 2006. Mr. Ayers retired in 2002 as a senior officer of Wachovia Bank (now Wells Fargo). He has served on numerous boards and remains active in the Asheville community. Mr. Ayers brings many years of auditing, accounting and finance experience to the Board. Mr. Ayers is 83.

L. Keith Collins

Mr. Collins previously served as the President of Milkco, Inc., a subsidiary of the Company, from September 2011 to September 2022, and was a member of the Board from December 2011 to February 2018. Mr. Collins served as Vice President from 2004 to 2011, and other positions dating back to 1990. Mr. Collins has over 42 years of dairy operations and management experience and remains active in service to his community. Mr. Collins is 68.

Ernest E. Ferguson

Mr. Ferguson has served as a director of the Company since December 2014. Mr. Ferguson retired in 2007 as a senior vice president and commercial sales director of Wachovia Bank (now Wells Fargo). He has continued to serve on numerous boards and remains active in the Asheville community. Mr. Ferguson brings many years of auditing, accounting and finance experience to the Board Mr. Ferguson is 78.

Laura Ingle Sharp

Ms. Sharp has been a director of the Company since February 1997. She has in the past served the Company in several capacities on a full-time and part-time basis. Ms. Sharp has been an associate or Director of the Company, or its subsidiaries for many years, and as such is qualified to serve on the Board. Ms. Sharp is 69.

Brenda S. Tudor

Ms. Tudor has served as a director of the Company since 2014. Ms. Tudor is a certified public accountant. She retired May 31, 2019, as President and Chief Financial Officer of Morgan-Keefe Builders, Inc., a role she held since 2006. Ms. Tudor brings auditing, accounting, and finance skills as well as knowledge of the grocery industry to the Board. Ms. Tudor is 68.

Michael David Hogan

Mr. Hogan has served as President of the Company’s subsidiary, Milkco, since October 1, 2022. Mr. Hogan has served as Plant Operations Manager in the Dairy industry since 2014, serving in that capacity with Milkco since 2019. Mr. Hogan is 43.

Robert P. Ingle, II and Laura Ingle Sharp are brother and sister. There are no other family relationships among any of the directors or executive officers of the Company. Based upon the voting power of Mr. Robert P. Ingle, II, the majority holder of the outstanding shares of Class B Common Stock in the election of directors, the Company meets the definition of a “Controlled

Company” for purposes of the Nasdaq corporate governance rules. Under the Nasdaq corporate governance rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “Controlled Company” and may elect not to comply with certain corporate governance requirements, including the requirement that a majority of the board members be “Independent Directors.”

Involvement in Certain Legal Proceedings

The Company’s directors and named executive officers are not parties to any material legal proceedings.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its senior financial officers, including without limitation, its Chief Executive Officer, Chief Financial Officer and Controller. The full text of the Code of Ethics is published on the Company’s website at www.ingles-markets.com under the caption “Corporate”. In the event that the Company makes any amendments to, or grants any waivers of, a provision of the Code of Ethics applicable to its principal executive officer, principal financial officer or principal accounting officer, the Company intends to disclose such amendment or waiver on its website. Information on the Company’s website, however, does not form a part of this Amendment No.1.

Advance Notice Bylaws

As previously reported, On September 19, 2025, the Board adopted the Company’s Second Amended and Restated Bylaws, which amended and restated in their entirety the Company’s Amended and Restated By-Laws to, among other things, provide for customary advance notice requirements with respect to shareholders’ nominations of director candidates and business proposals in connection with the Company’s annual meeting of shareholders. These provisions generally require that shareholders provide the Company with advance notice of any director nominations, including the requirement to provide customary information regarding both the nominating shareholder and the proposed director candidate.

Committees of the Board of Directors

The Board had two standing committees during fiscal 2025: an Executive Committee; and an Audit/Compensation Committee. The Company did not have a separate nominating committee during fiscal 2025. As a controlled company, Nasdaq rules do not require that the Company have a nominating committee.

The Executive Committee. The Executive Committee can exercise the powers of the full Board between meetings of the Board, except for powers that may not be delegated to a committee of the Board under the North Carolina Business Corporation Act. During fiscal 2025, the Executive Committee consisted of Messrs. Robert P. Ingle, II and James W. Lanning and Ms. Patricia E. Jackson.

The Audit/Compensation Committee. The Board has established, through the Company’s By-laws, an Audit/Compensation Committee. When acting in its capacity as Audit Committee, this committee acts under the authority of and has the responsibilities described in the Company’s Audit Committee Charter. The Audit Committee Charter is available on the Company’s website at www.ingles-markets.com (information contained on or accessible through our website is not part of this Amendment No. 1). In this capacity, the committee is responsible for, among other things, recommending the engagement of the Company’s independent registered public accounting firm, approving the fees and services to be provided by the independent registered public accounting firm, overseeing the independent registered public accounting firm, reviewing and evaluating significant matters relating to the audit and internal controls of the Company, reviewing the scope and results of audits by, and recommendations of, the Company’s independent registered public accounting firm and establishing and administering the Company’s Related Party Transaction policy. In addition, the committee reviews the audited consolidated financial statements of the Company and the results of internal audits, including information technology controls that comprise a portion of the Company’s processes in place to identify, assess and manage risks from information security vulnerabilities and cybersecurity threats.

The Audit/Compensation Committee does not have a separate Compensation Committee charter. When the committee is acting in its capacity as the Compensation Committee, the Board has empowered the committee to:

•Approve compensation levels and increases in compensation of each executive officer and of other associates of the Company whose annual base salary is in excess of $500,000; and

•approve all incentive payments to executive officers and any incentive payments in excess of $250,000, paid in cash or property, in any calendar year to any other associate that does not work in one of the Company’s supermarkets.

Furthermore, the committee, when acting as the Compensation Committee, administers the Company’s associate benefit plans and other compensation matters where independent, disinterested administration is required by applicable tax or securities laws and regulations. Where such laws or regulations require that grants or awards under a stock-based employee benefit plan be made by the full Board or by a committee of non-employee or outside directors, the committee or the Board, as appropriate, makes such decisions.

During fiscal 2025, the Audit/Compensation Committee consisted of Messrs. Ayers and Ferguson and Ms. Tudor. The Board has determined that each member of the committee is independent for purposes of the provisions of the Sarbanes-Oxley Act of 2002, the applicable rules of the SEC, and the Nasdaq corporate governance rules regarding audit committees. The Board has also determined that Mr. Ayers is an “audit committee financial expert” as defined under the rules of the SEC.

Insider Trading Policy

The Company has adopted an insider trading policy which governs the purchase, sale and/or any other dispositions of the Company’s securities by the Company and its directors, officers and employees and is reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable exchange listing standards. A copy of our Securities Trading Policy was filed as an exhibit to our Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The following discussion and analysis are intended to provide an understanding of the compensation earned by each of the Company’s named executive officers (“Executive Officers”) and describes the Company’s compensation objectives and policies as applied to these Executive Officers.

Compensation Philosophy. The objectives of the Company’s compensation program are to (1) attract, motivate, develop and retain top quality executives who will drive long-term shareholder value and (2) deliver competitive total compensation packages based upon both Company and individual performance. The Company wants its executives to balance the risks and related opportunities inherent in its industry and in the performance of their duties and share the upside opportunity and the downside risks once actual performance is measured.

The Audit/Compensation Committee is responsible for administering executive compensation. The duties of this committee are described under Item 10 above. To achieve the objectives of the Company’s compensation program, the Company’s Chief Executive Officer and the Audit/Compensation Committee have set forth a compensation program for its Executive Officers that is reviewed annually. It includes the following elements:

•Base annual cash salary;

•Annual cash incentive bonuses; and

•Retirement, health and other benefits.

The Company does not have any employment, change of control or severance agreements with any of its Executive Officers. The Company believes in trust, loyalty and commitment from both the Company and the Executive Officers and believes that such agreements are not necessary to achieve its goals and the needs of the Executive Officers.

Factors Considered in Determining Compensation. The Company’s Chairman of the Board, Chief Executive Officer, and members of management periodically review the compensation paid by the Company to its Executive Officers and other associates. Based on the Company’s general performance and that of the individual Executive Officer, final subjective determinations are made with respect to any changes to be made to that compensation. Bonuses paid to officers of the Company’s subsidiary, Milkco, Inc. (“Milkco”), are based on a percentage of Milkco’s earnings before taxes and payment of bonuses.

Neither the full Board nor the Audit/Compensation Committee generally reviews or ratifies the decisions of the Chairman of the Board, Chief Executive Officer, and members of management relating to executive compensation unless otherwise required by the Company’s By-laws, by resolutions adopted by the Board, or by the North Carolina Business Corporation Act. Decisions are made by the Board or the Audit/Compensation Committee if such decisions require the adoption of documents relating to employee benefit plans or programs. In addition, the Audit/Compensation Committee is required by resolution of the Board to approve any increases in compensation that the Company will pay to an associate whose base salary is in excess of $500,000, all incentive compensation that the Company will pay to Executive Officers and any incentive payments in excess of $250,000 that the Company will pay to any other associate who does not work in one of the Company’s supermarkets. Certain managers that work in the Company’s supermarkets are paid incentive compensation based on each individual store’s operating profit. These incentive payments may exceed $250,000 and are not approved by the Audit/Compensation Committee.

Elements of Executive Compensation

Base Salary. Base salary is used to attract and retain Executive Officers and is determined by using publicly available comparisons with industry competitors and other relevant factors, including, among others, the seniority of the individual, the functional role of the position, the level of the individual’s responsibility and ability to replace the individual. The information is used subjectively without benchmarking in the determination of base salaries. The base salaries paid to the Executive Officers during fiscal 2025 are shown in the Summary Compensation Table presented in this Amendment No. 1.

Cash Incentive Bonus Awards. Annual cash bonuses are a significant component of each Executive Officer’s compensation, reflecting the Company’s belief that management’s contribution to long-term shareholder returns comes from maximizing earnings and the potential of the Company.

Each Executive Officer of the Company receives a bonus, the amount of which is subjectively determined by taking into consideration Company profitability and the Executive Officer’s performance for the fiscal year to which the bonus relates. This subjective determination is made by the Chairman of the Board, Chief Executive Officer, and in certain circumstances, consultation with members of management, and approved by the Audit/Compensation Committee. Mr. Hogan, President of the Company’s subsidiary, Milkco, Inc., also receives a performance-based incentive bonus equal to a percentage of Milkco’s earnings before taxes and payment of bonuses, up to a maximum of $49,950 per year. Based on Milkco’s expected financial performance, the Company anticipates that Mr. Hogan will receive at or near the maximum bonus.

Retirement, Health and Other Benefits.

Investment/Profit Sharing Plan. The Company maintains the Ingles Markets, Incorporated Investment/Profit Sharing Plan (the “Profit Sharing Plan”) to provide retirement benefits to eligible associates, including Executive Officers. The Profit Sharing Plan includes 401(k) associate elective contributions, discretionary employer matching contributions and discretionary profit sharing contribution features. The assets of the Profit Sharing Plan are held in trust for participants and are available for distribution upon the retirement, disability, death, in-service following age 59 1∕2 (upon request) or other termination of employment of the participant. Quarterly, the Company, in its discretion, determines the amount of any Company profit sharing contributions and the amount of any matching contributions to be made based on participants’ 401(k) contributions for the quarter. During fiscal 2025, the Company matched associate contributions at a rate of $0.75 for each dollar of associate contributions up to 5% of the associate’s salary.

Associates who participate in the Profit Sharing Plan may contribute to their 401(k) account between 1% and 50% (in increments of 1%) of their compensation by way of salary reductions that cannot exceed a maximum amount that varies annually in accordance with the Internal Revenue Code. Highly compensated participants are limited to 3%. The Company also makes available to Profit Sharing Plan participants the ability to direct the investment of their 401(k) accounts (including the Company’s matching contributions) in various investment funds, including a fund holding Class A Common Stock of the Company.

The Company did not make a discretionary profit sharing contribution to the Profit Sharing Plan for fiscal 2025. Company discretionary employer matching cash contributions to the Profit Sharing Plan totaled $6.3 million for fiscal 2025. These contributions were allocated to the matching contribution accounts in each participant’s 401(k) account. The Company’s contributions to each of the Executive Officers are reflected in the Summary Compensation Table presented below. As of September 27, 2025, all of the Executive Officers who are named in the Summary Compensation Table were 100% vested in their accounts. Participants’ interests in employer contributions allocated to their accounts vest over two years; 50% year one and 100% year two.

Nonqualified Investment Plan. The Company maintains an Executive Nonqualified Excess Plan to provide benefits similar to the Profit Sharing Plan to certain of the Company’s highly compensated associates and pharmacists (in the Company’s stores) who are otherwise limited in their associate elective contributions under the 401(k) feature of the Profit Sharing Plan. Associates who participate in the Executive Nonqualified Excess Plan may contribute between 1% and 75% of base pay and up to 100% of bonus pay (in increments of 1%) of their compensation by way of salary reductions. In addition, the Company may make discretionary matching contributions. The Company’s contributions to each of the Executive Officers are reflected in the Summary Compensation Table. During fiscal 2025, the Company matched associate contributions at a rate of $0.75 for each dollar of associate contributions up to 2% of the associate’s earnings. As of September 27, 2025, all the Executive Officers named in the Summary Compensation Table were 100% vested in their accounts. Participants’ interests in contributions allocated to their accounts vest over six years. Company contributions to the Nonqualified Excess Plan were approximately $511,000 in fiscal 2025.

Insurance. The Company currently makes available to its Executive Officers and all associates a comprehensive health, dental, vision, life and disability insurance program. The health care insurance offers a variety of coverage options, at the associate’s discretion. The Company maintains, at its expense, for the benefit of each of its full-time associates, life insurance policies in amounts up to $500,000 based on the compensation of the associate. The premiums paid by the Company for the benefit of Executive Officers are included in the Summary Compensation Table.

Shareholder Vote on Executive Compensation

At the annual meeting of shareholders of the Company held on March 3, 2025, the Company’s shareholders voted, on an advisory, non-binding basis, on the compensation paid to the Company’s Executive Officers, otherwise referred to as “say on pay.”

The Company’s shareholders voted overwhelmingly to approve, on an advisory basis, the compensation of the

Company’s Executive Officers. The Company’s Board considered the recommendations of the shareholders and determined that the Company would not make any material modifications to the compensation arrangements for the Executive Officers.

Executive Compensation Summary

The following tables set forth information concerning the compensation of the Company’s Chief Executive Officer, Chief Financial Officer and each of its other Executive Officers for the fiscal years indicated.

SUMMARY COMPENSATION TABLE

				Non-Equity
				Incentive Plan	All Other
Name and Principal	Fiscal	Salary	Bonus	Compensation	Compensation	Total
Position	Year	($)	($)	($)	($)(1)	($)
James W. Lanning	2025	1,120,000	1,945,000	—	65,472	3,130,472
Chief Executive Officer and President	2024	1,120,000	1,945,000	—	67,883	3,132,883
	2023	1,118,462	2,115,000	—	57,518	3,290,980

Robert P. Ingle	2025	1,195,000	6,085,000	—	134,155	7,414,155
Chairman of the Board	2024	1,195,000	6,085,000	—	142,380	7,422,380
	2023	1,194,904	6,645,000	—	111,468	7,951,372

Patricia E. Jackson	2025	475,577	300,000	—	26,488	802,065
Vice President Finance, Chief Financial Officer	2024	441,923	275,000	—	26,746	743,669
	2023	411,442	315,000	—	19,158	745,600

Michael D. Hogan	2025	340,962	65,000	49,950	19,389	475,301
President, Milkco, Inc.	2024	326,538	40,000	49,950	18,962	435,451
	2023	321,058	50,000	49,950	17,962	438,970

(1)All other fiscal 2025 compensation for each of the Executive Officers consists of the following:

	Fiscal 2025
	James W. Lanning	Robert P. Ingle, II	Patricia E. Jackson	Michael D. Hogan
Employer Match for 401(k) Plan	$7,875	$7,875	$13,397	$8,004
Employer Match for Non-Qualified Plan	46,119	109,200	11,259	6,517
Life Insurance	888	888	845	606
Accidental Death & Dismemberment and Long-Term Disability Insurance	990	990	987	962
Travel Expenses	9,600	15,202	—	3,300

Director Compensation

Directors who are not officers of the Company or any of its subsidiaries are paid an annual retainer of $15,000 plus $1,250 for each Board or committee meeting they attend. Audit/Compensation Committee members other than the Chairman of such committee are paid an additional annual retainer of $10,000 for service on such committee, and the Chairman of the Audit/Compensation Committee is paid an additional annual retainer of $15,000.

The following director compensation table sets forth, for the fiscal year ended September 27, 2025, the total compensation paid by the Company to its outside directors, all of which was paid in cash.

Name	Fees Earned or Paid in Cash ($)	Total ($)
Fred D. Ayers	42,500	42,500
Ernest E. Ferguson	37,508	37,508
John R. Lowden*	17,500	17,500
Laura Ingle Sharp	20,000	20,000
Brenda S. Tudor	37,508	37,508

________

*Mr. Lowden resigned from the Board effective November 21, 2025.

Management of Compensation – Related Risk

The Board has considered and determined that risks arising from the Company’s compensation policies and practices for its associates, including the Executive Officers, are not reasonably likely to have a material adverse effect on the Company.

CEO Pay Ratio

SEC rules require that the Company disclose the total annual compensation of James W. Lanning, our Chief Executive Officer (“CEO”), the median of the total annual compensation of all associates other than Mr. Lanning (“Median Annual Compensation”), as well as their ratio to each other (referred to as the “CEO pay ratio”), which we based on data as of September 19, 2025 (the “Determination Date”). Our associate population consists of a number of part-time associates, most of them compensated on an hourly basis. As noted in our Form 10-K, approximately 57% of the Company’s associates work on a part-time basis. The Company’s median associate for fiscal 2025 was a full-time, hourly associate who was paid for less than forty hours during the week containing the Determination Date.

For fiscal 2025:

•Mr. Lanning’s total compensation: $3,130,472

•Median Annual Compensation: $23,748

•Ratio of CEO total compensation to Median Annual Compensation: 132:1

•To identify the Median Annual Compensation, we took the following steps:

○For the week containing the Determination Date, 23,833 active associates received cash compensation. This population consisted of full-time, part-time and temporary associates for the Company and all of its subsidiaries.

○The Company used gross wages including salary, wages, overtime and any other cash compensation for the week containing the Determination Date to identify the median associate.

○For this associate, we multiplied the weekly wages by 52 weeks to determine Median Annual Compensation of $23,748.14.

○We calculated the CEO pay ratio taking into account that CEO compensation includes amounts other than weekly salary.

SEC rules for the CEO pay ratio allow companies to adopt a variety of methodologies and to make reasonable estimates and assumptions that reflect their compensation practices. Due to the use of estimates, assumptions, adjustments and statistical sampling permitted by Item 402(u), pay ratio disclosure may involve a degree of imprecision. Accordingly, our pay ratio is merely a reasonable estimate calculated in a manner consistent with Item 402(u) and may not be comparable to the pay ratio disclosures of other companies.

Policies and Practices Related to the Grant of Certain Equity Awards

In response to Item 402(x)(1) of Regulation S-K, the Company has not granted new awards of stock options, stock appreciation rights, or similar option-like instruments within four business days before or one business day after the release of a Quarterly Report on Form 10-Q, Annual Report on Form 10-K, or Current Report on Form 8-K that discloses material nonpublic information.

Accordingly, the Company has no specific policy or practice on the timing of awards of such options in relation to the disclosure of material nonpublic information by the Company. In the event that the Company determines to grant new awards of such options, the Board of Directors will evaluate the appropriate steps to take in relation to the foregoing.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Executive compensation decisions made during fiscal 2025, that were not made exclusively by the Board or the Audit/Compensation Committee, were made by the Chairman of the Board, the Chief Executive Officer, and in certain instances consultation with appropriate members of management. Messrs. Ayers and Ferguson and Ms. Tudor did not have any relationships with the Company that would require disclosure under “Transactions With Related Persons,” nor would any relationship be considered a compensation committee interlock requiring disclosure in this Amendment No. 1 pursuant to SEC rules and regulations. None of the Company’s named executive officers served as a member of a compensation committee or a director of another entity under the circumstances requiring disclosure in this Amendment No. 1 pursuant to SEC rules and regulations.

Audit/Compensation Committee Report on Executive Compensation

The Audit/Compensation Committee has reviewed and discussed with management the “Compensation Discussion and Analysis” set forth above in this Proxy Statement. Based on such review, the related discussions and such other matters deemed relevant and appropriate by the Audit/Compensation Committee, the Audit/Compensation Committee has recommended to the Board that the “Compensation Discussion and Analysis” be included in this Amendment No 1.

SUBMITTED BY:
THE AUDIT/COMPENSATION COMMITTEE

Fred D. Ayers Ernest E. Ferguson Brenda S. Tudor

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

STOCKHOLDER MATTERS

Except where indicated in the footnotes below, the following table sets forth the number of shares of Class A Common Stock and Class B Common Stock owned beneficially as of December 27, 2025, by each director, each of the executive officers of the Company named in the Summary Compensation Table, all directors and executive officers as a group and each person known by the Company to be a beneficial owner of more than five percent (5%) of either class of the outstanding Common Stock. The table also sets forth the percentage of each class of Common Stock held by such shareholders. As of December 27, 2025, there were 14,548,611 shares of Class A Common Stock and 4,445,765 shares of Class B Common Stock outstanding. Except as otherwise indicated, each beneficial owner has sole voting and investment power with respect to the Common Stock listed.

	Number of Shares Owned Beneficially				Percentage of Common Stock				Percentage of Total Voting Power

Name	Class A(2)		Class B		Class A(2)		Class B
Directors and Named
Executive Officers:
Robert P. Ingle, II(1)	4,275,873	(3)(4)	4,275,873	(3)(4)	22.7%	(3)(4)	96.2%	(3)(4)	72.5%	(3)(4)
James W. Lanning(1)	82,623	(3)	72,623	(3)	0.6%	(3)	1.6%	(3)	1.2%	(3)
Michael David Hogan(1)	—		—		*		*		*
Laura Ingle Sharp(1)	—		—		*		*		*
Patricia E. Jackson(1)	72,623	(3)	72,623	(3)	0.5%	(3)	1.6%	(3)	1.2%	(3)
Fred D. Ayers(1)	463		—		*		*		*
Brenda S. Tudor(1)	300		—		*		*		*
Ernest E. Ferguson(1)	250		—		*		*		*
L. Keith Collins(1)	899		—		*		*		*
5% Shareholders:
Mario J. Gabelli et al(5)	981,105	(6)	—		6.7%	(6)	*		1.7%	(6)
Dimensional Fund Advisors, LP(7)	993,777	(8)	—		6.8%	(8)	*		1.7%	(8)
The Vanguard Group (9)	1,177,521	(10)	—		8.1%	(10)	*		2.0%	(10)
BlackRock, Inc.(11)	1,218,101	(12)	—		8.4%	(12)	*		2.1%	(12)
River Road Asset Management, LLC (13)	976,424	(14)	—		6.7%	(14)	*		1.7%	(14)
Brandes Investment Partners, LP(15)	1,160 533	(16)			8.0%	(16)			2.0%	(16)
Ingles Investment/Profit Sharing Plan(1)	72,623		72,623		0.5%		1.6%		1.2%
All Directors and Executive Officers as a group (9 persons)	4,287,785	(3)	4,275,873	(3)	22.8%	(3)	96.2%	(3)	72.5%	(3)

* Less than 1%.

(1)The address of all beneficial owners, apart from Mr. Hogan, is P.O. Box 6676, Asheville, North Carolina 28816. Mr. Hogan’s address is 220 Deaverview Road, Asheville, North Carolina 28806.

(2)Each share of Class B Common Stock is convertible, at any time at the option of the holder, into one share of Class A Common Stock. If the holder of any shares of Class B Common Stock transfers the shares to anyone other than a “qualified transferee” as defined in the Company’s Articles of Incorporation, then each share of Class B Common Stock will automatically convert into a share of Class A Common Stock. Accordingly, for each holder of Class B Common Stock the number of shares and percentage of Class A Common Stock set forth in this table also reflect the Class A Common Stock into which such shareholder’s shares of Class B Common Stock are convertible. However, these converted shares are not used to calculate such percentages for any other shareholder in this table. The number of shares and percentage of Class A Common Stock held by all directors and executive officers as a group also reflects the conversion into Class A Common Stock of each share of Class B Common Stock held by each director and executive officer. Because the Class B Common Stock converts into Class A Common Stock on a one to one basis, the number of shares of Class B Common Stock noted in the table above also represents the number of shares of Class A Common Stock each holder would beneficially own upon conversion of the Class B Common Stock beneficially owned by them.

(3)Includes the 72,623 shares of Class B Common Stock held by the Company’s Profit Sharing Plan, of which Messrs. Ingle II and Lanning and Ms. Jackson are trustees. The trustees, by a majority vote, have sole voting power and dispositive power with respect to such shares. However, Messrs. Ingle II and Lanning and Ms. Jackson disclaim beneficial ownership of such shares.

(4)Includes a total of 4,203,250 shares of Class B Common Stock held in a trust of which Mr. Ingle II is sole trustee with sole voting power and dispositive power with respect to such shares and an LLC.

(5)The address of this beneficial owner is GAMCO Investors, Inc., One Corporate Center, Rye, New York 10580-1435.

(6)The information as to Mario J. Gabelli (includes entities controlled directly or indirectly by Mario Gabelli, collectively, the “Gabelli Entities”) with respect to the number of shares beneficially owned by the Gabelli Entities is derived from its Schedule 13D/A filed with the Securities and Exchange Commission on August 24, 2022. All other information regarding the Gabelli Entities is derived from such Schedule. Such Schedule discloses that (i) Mario Gabelli is the chief investment officer for most of the Gabelli Entities signing such statements and is deemed to have beneficial ownership of the shares owned by all Gabelli Entities, (ii) Mario Gabelli and the Gabelli Entities do not admit that they constitute a group within the meaning of Section 13(d) of the Exchange Act and the rules and regulations thereunder and (iii) Mario Gabelli and the Gabelli Entities have the sole power to vote or direct the vote and dispose or to direct the disposition of all the shares of which they are beneficial owners. The Gabelli Entities that beneficially own shares of the Company’s Class A Common Stock are registered investment advisors and beneficially own such shares in an agent capacity.

(7)The address for this beneficial owner is 6300 Bee Cave Road, Building One, Austin, TX 78746.

(8)The information as to the number of shares beneficially owned by Dimensional Fund Advisors LP is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on April 15, 2025. All other information as to Dimensional Fund Advisors LP is also derived from such Schedule. Dimensional Fund Advisors LP, an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager or sub-advisor to certain other commingled funds, group trusts and separate accounts (such investment companies, trusts and accounts, collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) may possess voting and/or investment power over the securities of the Company that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Company held by the Funds. However, all securities reported in such Schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

(9)The address for this beneficial owner is 100 Vanguard Blvd., Malvern, PA 19355.

(10)The information as to this beneficial owner with respect to the number of shares beneficially owned by The Vanguard Group is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on February 13, 2024.

(11)The address for this beneficial owner is 50 Hudson Yards, New York, NY 10001.

(12)The shares are beneficially owned by subsidiaries of BlackRock, Inc. The information as to this beneficial owner with respect to the number of shares beneficially owned by BlackRock, Inc. is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on January 25, 2024.

(13)The address for this beneficial owner is 462 S. 4th Street, Suite 2000, Louisville, KY 40202.

(14)The information as to this beneficial owner with respect to the number of shares beneficially owned by River Road Asset Management, LLC is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on February 6, 2025.

(15)The address for this beneficial owner is 4275 Executive Square, 5th Floor, La Jolla, CA 92037.

(16)The information as to this beneficial owner with respect to the number of shares beneficially owned by Brandes Investment Partners, LP is derived from its Schedule 13G/A filed with the Securities and Exchange Commission on November 13, 2025.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The Company monitors related party relationships and related party transactions by requiring that each director and executive officer notify the Company’s Chief Financial Officer and Executive Committee in advance of any proposed transaction that may be considered a transaction with a related person. The Company has adopted a formal Related Party Transactions policy that requires, among other things: notification to the Company’s Chief Financial Officer in advance of any upcoming transaction that may be considered a transaction with a related person; and review and approval or disapproval by the Audit Committee of the Board for any such proposed transaction in excess of $120,000 to ensure compliance with such policy, Nasdaq rules, and SEC regulations. In addition, each director and executive officer completes an annual questionnaire that requires disclosure of all transactions with related persons. All transactions with related persons described below were reviewed and approved by the Audit Committee.

The Company from time to time extends short-term, non-interest bearing loans to the Company’s Profit Sharing Plan to allow the Profit Sharing Plan to meet distribution obligations during a time when the Profit Sharing Plan is prohibited from selling shares of the Company’s Class A Common Stock. During fiscal 2025, the Company provided no such loans to the Company’s Profit Sharing Plan and as of the date of this filing, there were no loans outstanding.

The Company from time-to-time purchases from the Profit Sharing Plan shares of the Company’s Class B Common Stock to meet distribution obligations of the Profit Sharing Plan. There were no such transactions during fiscal 2025. The per share purchase price for these transactions is equal to the closing sales price of the Company’s Class A Common Stock on the Nasdaq Global Select Market for the day prior to the purchase.

The Company is a party to a lease with a limited liability corporation, of which Robert P. Ingle II, the Company’s Chairman of the Board, is one of its principals. The Company’s aggregate annual lease payment obligations under this lease are currently approximately $160,000.

The Company believes that the transactions described above were on terms no less favorable to the Company than those available from unaffiliated third parties in transactions negotiated at arms-length. The Company does not intend to enter into any transactions in the future with or involving any of its executive officers or directors or any members of their immediate family on terms that would be less favorable to the Company than those that would be available from unaffiliated third parties in arms-length transactions.

Director Independence

The Board reviews director independence annually based on the rules of Nasdaq. On such basis, the Board has affirmatively determined that Messrs. Ayers, Ferguson and Collins and Ms. Tudor are independent. As noted in Item 10 above, during fiscal 2025, the Audit/Compensation Committee consisted of Messrs. Ayers and Ferguson and Ms. Tudor. The Board has determined that each member of the committee is independent for purposes of the provisions of the Sarbanes-Oxley Act of 2002, the applicable rules of the SEC, and the Nasdaq corporate governance rules regarding audit committees.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company incurred fees in fiscal years 2025 and 2024 for services performed by Deloitte & Touche LLP (“Deloitte”) as set forth in the table below.

Deloitte

	Year Ended September 27, 2025	Year Ended September 28, 2024
Audit Fees	$1,400,000	$1,245,000
Audit-related Fees	—	—
Tax Fees	—	—
All Other Fees	5,700	—
Total Fees	$ 1,405,700	$1,245,000

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

The Company’s Audit/Compensation Committee pre-approved all services described above for fiscal 2025, including non-audit services, and has determined that these fees and services are compatible with maintaining the independence of Deloitte. The Company’s Audit/Compensation Committee requires that each service provided by Deloitte be pre-approved by the committee. However, the committee has empowered the chair of the committee to grant such approval on its behalf as to matters that arise between Audit/Compensation Committee meetings.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following are filed as part of this Amendment No. 1:

(a) N/A

(b) Exhibits

Exhibit No. Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

*Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INGLES MARKETS, INCORPORATED

By:	/s/ James W. Lanning
James W. Lanning
President, Chief Executive Officer
and Chief Operating Officer
(principal executive officer)

Date: January 22, 2026