Form 10-Q
period 2026-03-28
INGLES MARKETS INC
filed 2026-05-07
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2026

or

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

As of May 5, 2026, the registrant had 14,548,836 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,445,540 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 28,	September 27,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$418,002,177	$366,245,951
Receivables - net	101,217,456	106,355,244
Inventories	479,405,507	482,979,330
Other current assets	20,210,681	19,976,402
Total Current Assets	1,018,835,821	975,556,927
Property and Equipment - Net	1,503,038,298	1,515,070,221
Operating lease right of use assets	23,287,305	25,139,210
Other Assets	49,754,229	50,288,285
Total Assets	$2,594,915,653	$2,566,054,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,479,948	$17,477,241
Current portion of operating lease liabilities	4,590,632	4,968,121
Current portion of finance lease liabilities	738,138	716,377
Accounts payable - trade	181,135,489	179,226,467
Accrued expenses and current portion of other long-term liabilities	100,991,356	100,514,387
Total Current Liabilities	304,935,563	302,902,593
Deferred Income Taxes	59,950,000	65,040,000
Long-Term Debt	486,283,767	497,289,417
Noncurrent operating lease liabilities	20,079,010	21,549,312
Noncurrent finance lease liabilities	1,294,211	1,668,802
Other Long-Term Liabilities	60,370,979	61,672,942
Total Liabilities	932,913,530	950,123,066
Stockholders’ Equity
Preferred stock, $0.05 par value; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value per share; 150,000,000 shares authorized; 14,548,686 shares and 14,584,611 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	727,435	727,431
Class B, convertible to Class A, $0.05 par value per share; 100,000,000 shares authorized; 4,445,690 shares and 4,445,765 shares issued and outstanding at March 28, 2026 and September 27, 2025, respectively	222,284	222,288
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	5,406,558	5,597,024
Retained earnings	1,655,645,846	1,609,384,834
Total Stockholders’ Equity	1,662,002,123	1,615,931,577
Total Liabilities and Stockholders’ Equity	$2,594,915,653	$2,566,054,643

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 28,	March 29,
	2026	2025
Net sales	$1,307,863,099	$1,331,273,155
Cost of goods sold	982,604,471	1,020,296,521
Gross profit	325,258,628	310,976,634
Operating and administrative expenses	291,151,766	289,144,009
Gain (loss) from sale or disposal of assets	364,225	(192,287)
Income from operations	34,471,087	21,640,338
Other income, net	2,765,415	2,842,253
Interest expense	4,495,087	4,878,576
Income before income taxes	32,741,415	19,604,015
Income tax expense	8,474,000	4,498,000
Net income	$24,267,415	$15,106,015

Other comprehensive income (loss):
Change in fair value of interest rate swap	$448,086	$(2,423,650)
Income tax (expense) benefit	(109,000)	590,000
Other comprehensive income (loss), net of tax	339,086	(1,833,650)
Comprehensive income	$24,606,501	$13,272,365

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.31	$0.81
Diluted earnings per common share	$1.28	$0.80
Class B Common Stock
Basic earnings per common share	$1.19	$0.74
Diluted earnings per common share	$1.19	$0.74
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Six Months Ended
	March 28,	March 29,
	2026	2025
Net sales	$2,680,840,665	$2,619,387,821
Cost of goods sold	2,021,024,334	2,007,276,472
Gross profit	659,816,331	612,111,349
Operating and administrative expenses	586,567,692	569,852,982
Gain from sale or disposal of assets	357,571	2,953,915
Income from operations	73,606,210	45,212,282
Other income, net	5,682,735	6,139,638
Interest expense	9,102,160	9,889,565
Income before income taxes	70,186,785	41,462,355
Income tax expense	17,791,000	9,768,000
Net income	$52,395,785	$31,694,355

Other comprehensive (loss) income:
Change in fair value of interest rate swap	$(250,466)	$666,087
Income tax benefit (expense)	60,000	(162,000)
Other comprehensive (loss) income, net of tax	(190,466)	504,087
Comprehensive income	$52,205,319	$32,198,442

Per share amounts:
Class A Common Stock
Basic earnings per common share	$2.82	$1.70
Diluted earnings per common share	$2.76	$1.67
Class B Common Stock
Basic earnings per common share	$2.56	$1.55
Diluted earnings per common share	$2.56	$1.55
Cash dividends per common share
Class A Common Stock	$0.33	$0.33
Class B Common Stock	$0.30	$0.30

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED MARCH 28, 2026 AND MARCH 29, 2025

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (loss)	Earnings	Total
Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	16,588,340	16,588,340
Other comprehensive income, net of income tax	—	—	—	—	—	2,337,737	—	2,337,737
Cash dividends	—	—	—	—	—	—	(3,067,331)	(3,067,331)
Common stock conversions	825	41	(825)	(41)	—	—	—	—
Balance, December 28, 2024	14,545,750	$727,288	4,448,626	$222,431	$—	$9,075,368	$1,551,582,749	$1,561,607,836
Net income	—	—	—	—	—	—	15,106,015	15,106,015
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,833,650)	—	(1,833,650)
Cash dividends	—	—	—	—	—	—	(3,067,343)	(3,067,343)
Common stock conversions	1,305	65	(1,305)	(65)	—	—	—	—
Balance, March 29, 2025	14,547,055	$727,353	4,447,321	$222,366	$—	$7,241,718	$1,563,621,421	$1,571,812,858

Balance, September 27, 2025	14,548,611	$727,431	4,445,765	$222,288	$—	$5,597,024	$1,609,384,834	$1,615,931,577
Net income	—	—	—	—	—	—	28,128,370	28,128,370
Other comprehensive loss, net of income tax	—	—	—	—	—	(529,552)	—	(529,552)
Cash dividends	—	—	—	—	—	—	(3,067,386)	(3,067,386)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 27, 2025	14,548,611	$727,431	4,445,765	$222,288	$—	$5,067,472	$1,634,445,818	$1,640,463,009
Net income	—	—	—	—	—	—	24,267,415	24,267,415
Other comprehensive income, net of income tax	—	—	—	—	—	339,086	—	339,086
Cash dividends	—	—	—	—	—	—	(3,067,387)	(3,067,387)
Common stock conversions	75	4	(75)	(4)	—	—	—	—
Balance, March 28, 2026	14,548,686	$727,435	4,445,690	$222,284	$—	$5,406,558	$1,655,645,846	$1,662,002,123

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	March 28,	March 29,
	2026	2025
Cash Flows from Operating Activities:
Net income	$52,395,785	$31,694,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	60,366,075	61,535,627
Non cash operating lease cost	2,280,073	2,391,047
Gain from sale or disposal of assets	(357,571)	(2,953,915)
Deferred income taxes	(5,030,000)	(1,756,000)
Changes in operating assets and liabilities:
Receivables	5,137,788	(20,933,073)
Inventory	3,573,824	(29,097,841)
Other assets	49,311	11,145,974
Operating lease liabilities	(2,275,959)	(3,048,892)
Accounts payable, accrued expenses, and other liabilities	6,062,175	(29,564,709)
Net Cash Provided by Operating Activities	122,201,501	19,412,573
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	473,457	4,080,447
Capital expenditures	(53,026,130)	(61,976,954)
Net Cash Used by Investing Activities	(52,552,673)	(57,896,507)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(11,405,000)	(11,407,504)
Repayment of finance lease	(352,829)	(332,332)
Dividends paid	(6,134,773)	(6,134,674)
Net Cash Used by Financing Activities	(17,892,602)	(17,874,510)
Net Increase (Decrease) in Cash and Cash Equivalents	51,756,226	(56,358,444)
Cash and cash equivalents at beginning of period	366,245,951	353,687,911
Cash and Cash Equivalents at End of Period	$418,002,177	$297,329,467

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Six Months Ended March 28, 2026 and March 29, 2025

A. BASIS OF PREPARATION

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of March 28, 2026 and the results of operations and changes in stockholders’ equity for the three-month and six-month periods ended March 28, 2026 and March 29, 2025, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the six months ended March 28, 2026 and March 29, 2025. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these condensed consolidated unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2025, filed by the Company under the Securities Exchange Act of 1934, as amended, on November 26, 2025, as amended on January 22, 2026.

The results of operations for the three-month and six-month periods ended March 28, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $512,687 at March 28, 2026 and $512,680 at September 27, 2025.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consisted of the following:

	March 28,	September 27,
	2026	2025
Property, payroll and other taxes payable	$14,727,017	$24,420,782
Salaries, wages and bonuses payable	39,181,401	46,997,042
Self-insurance liabilities	16,680,945	17,771,028
Interest payable	4,606,787	4,752,916
Income taxes	18,687,508	—
Other	7,107,698	6,572,619
	$100,991,356	$100,514,387

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $650,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $36.0 million at March 28, 2026. Of this amount, $16.7 million was accounted for as a current liability and $19.3 million as a long-term liability, which included $3.2 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable. At September 27, 2025, the Company’s self-insurance reserves totaled $38.3 million of which $17.8 million was accounted for as a current liability and $20.5 million as a long-term liability, which included $3.3 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $11.3 million and $12.0 million for the three-month periods ended March 28, 2026 and March 29, 2025, respectively. For both the six-month periods ended March 28, 2026 and March 29, 2025, employee insurance expense, net of employee contributions totaled $23.2 million.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that it had a legal obligation to remove tanks at various times in the future and accordingly determined that the Company had met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center as well as in the aggregate, at March 28, 2026 and September 27, 2025.

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

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which a single letter of credit in the amount of $900,000 was issued at March 28, 2026. The Company is not required to maintain compensating balances in connection with the Line. At March 28, 2026, the Company had no other borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $40.9 million as of March 28, 2026. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. As of March 28, 2026, the Company had an interest rate swap agreement for a notional amount of $9.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. As of March 28, 2026, the Company had an interest rate swap agreement for a notional amount of $105.3 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three months ended March 28, 2026, the Company recorded $0.3 million of other comprehensive income, and for the six months ended March 28, 2026, the Company recorded $0.2 million of other comprehensive loss, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $7.2 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 28, 2026. For the three months ended March 29, 2025, the Company recorded $1.8 million of other comprehensive loss, and for the six months ended March 29, 2025, the Company recorded $0.5 million of other comprehensive income, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $9.6 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of March 29, 2025.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants at March 28, 2026.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At March 28, 2026, property and equipment with an undepreciated cost of approximately $237.1 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, maintenance of certain financial ratios. The Line permits the Company to pay dividends on its common stock, as long as the Company is in compliance with certain financial covenants. In addition, the terms of the indenture governing the Notes may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

H. DIVIDENDS

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on October 16, 2025 to stockholders of record on October 9, 2025.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on January 15, 2026 to stockholders of record on January 8, 2026.

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on April 16, 2026 to stockholders of record on April 9, 2026.

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

	Three Months Ended		Six Months Ended
	March 28, 2026		March 28, 2026
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$18,991,649	$5,275,766	$41,004,780	$11,391,005
Conversion of Class B to Class A shares	5,275,766	—	11,391,005	—
Net income allocated, diluted	$24,267,415	$5,275,766	$52,395,785	$11,391,005

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,548,684	4,445,692	14,548,648	4,445,728
Conversion of Class B to Class A shares	4,445,692	—	4,445,728	—
Weighted average shares outstanding, diluted	18,994,376	4,445,692	18,994,376	4,445,728

Earnings per share
Basic	$1.31	$1.19	$2.82	$2.56
Diluted	$1.28	$1.19	$2.76	$2.56

	Three Months Ended		Six Months Ended
	March 29, 2025		March 29, 2025
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$11,819,907	$3,286,108	$24,799,038	$6,895,317
Conversion of Class B to Class A shares	3,286,108	—	6,895,317	—
Net income allocated, diluted	$15,106,015	$3,286,108	$31,694,355	$6,895,317

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,546,039	4,448,337	14,545,631	4,448,745
Conversion of Class B to Class A shares	4,448,337	—	4,448,745	—
Weighted average shares outstanding, diluted	18,994,376	4,448,337	18,994,376	4,448,745

Earnings per share
Basic	$0.81	$0.74	$1.70	$1.55
Diluted	$0.80	$0.74	$1.67	$1.55

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

Operating Leases – Rent expense for all operating leases totaled $1.8 million and $3.5 million for the three and six months ended March 28, 2026, respectively. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $420.0 thousand included amortization expense of $352.8 thousand, which was included in operating and administrative expense, and $67.2 thousand of interest expense for the six months ended March 28, 2026.

Future maturities of lease liabilities as of March 28, 2026 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2026	$2,826,848	$420,000
2027	5,527,431	840,000
2028	4,092,000	840,000
2029	3,088,424	101,500
2030	1,709,164	—
Thereafter	15,743,167	—
Total lease payments	$32,987,034	$2,201,500
Less amount representing interest	8,317,392	169,151
Present value of lease liabilities	$24,669,642	$2,032,349

Lease extensions exercised during the six months ended March 28, 2026 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $2.0 million on the Condensed Consolidated Balance Sheets as of March 28, 2026. At March 28, 2026, the weighted average remaining lease term for the Company’s operating leases was 14.9 years. The weighted average discount rates used to determine operating lease liability balances and finance lease liability balances were 4.3% and 6.0%, respectively.

Leases as Lessor

At March 28, 2026, the Company owned and operated 102 shopping centers in conjunction with its supermarket operations, including one of the three stores located in a shopping center that remains temporarily closed as a result of damage sustained during Hurricane Helene. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

	Three Months Ended	Six Months Ended
	March 28, 2026	March 28, 2026
Rents earned on owned and subleased properties:
Base rentals	$7,570,389	$14,934,478
Variable rentals	35,262	70,525
Total	7,605,651	15,005,003
Depreciation on owned properties leased to others	(2,357,646)	(4,715,292)
Other shopping center expenses	(1,386,653)	(2,257,226)
Total	$3,861,352	$8,032,485

Future minimum operating lease receipts at March 28, 2026 were as follows:

Fiscal Year
Remainder of 2026	$11,324,066
2027	19,785,659
2028	16,770,768
2029	13,338,720
2030	10,667,494
Thereafter	49,897,792
Total minimum future rental income	$121,784,499

K. SEGMENT INFORMATION

The reportable segments were determined based on information reviewed by the Company’s CODM for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores) and includes four categories of product sales: grocery, non-foods, perishables and fuel. The “All Other” segment includes the results of non-reportable segments, fluid dairy and shopping center rentals, which do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting. Beginning in fiscal year 2025, expense allocation methodology changed to include direct and indirect costs associated with the shopping center rentals that were previously included in the retail segment. The results for the three and six months ended March 29, 2025 were recast to be comparable. The CODM utilizes operating income to assess the Company’s operating performance and to make decisions about allocating resources to each segment. The CODM does not review assets in evaluating results. Therefore, such information is not provided. The Company’s President and Chief Executive Officer is the CODM. The accounting policies are the same as those described in the summary of significant accounting policies.

The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

See below for a reconciliation of net income (amounts in thousands):

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Retail grocery revenue
Grocery (1)	$489,864	$492,048	$991,994	$969,583
Non-foods (2)	264,891	286,174	570,353	575,617
Perishables (3)	353,590	348,132	713,253	682,434
Fuel	147,930	150,649	300,065	294,434
Total retail grocery revenue	$1,256,275	$1,277,003	$2,575,665	$2,522,068
All other revenue	51,588	54,270	105,176	97,320
Total revenues from unaffiliated customers	$1,307,863	$1,331,273	$2,680,841	$2,619,388

Total retail grocery revenue	$1,256,275	$1,277,003	$2,575,665	$2,522,068
Less retail grocery expenses:
Merchandise costs (4)	947,027	983,287	1,949,660	1,936,395
Salary and wages	146,515	148,066	296,280	284,045
Insurance costs	11,036	13,609	26,955	27,205
Repair and maintenance	23,332	22,693	45,152	44,628
Bank charges	15,075	14,646	31,099	28,564
Depreciation and amortization	22,656	23,340	45,586	46,965
Utilities	16,345	16,298	30,991	31,105
Other retail grocery expenses (5)	45,006	39,789	85,824	84,348
Retail grocery operating income	$29,283	$15,275	$64,118	$38,813
Other operating income (6)	5,188	6,366	9,488	6,399
Other income	2,765	2,842	5,683	6,140
Interest expense	4,495	4,879	9,102	9,890
Taxes	8,474	4,498	17,791	9,768
Net income	$24,267	$15,106	$52,396	$31,694

(1)The “Grocery” category includes grocery, dairy, and frozen foods.

(2)The “Non-foods” category includes alcoholic beverages, tobacco, pharmacy, and health/beauty/cosmetic products.

(3)The “Perishables” category includes meat, produce, deli and bakery.

(4)Merchandise costs include product costs, net of discounts and allowances, warehousing, distribution and freight.

(5)Other retail grocery expenses include supplies, taxes and licenses, advertising, professional fees and other expenses.

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at March 28, 2026 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$325,500	Level 2
Facility Bonds due 2036	40,850	40,850	Level 2
Secured notes payable and other	112,914	112,914	Level 2
Interest rate swap derivative contracts asset	7,166	7,166	Level 2
Non-qualified retirement plan assets	29,307	29,307	Level 2

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

Subsequent to March 28, 2026, the Company received a additional payment of $5.8 million towards the final settlement of the inventory loss claims related to Hurricane Helene. The Company did not recognize an asset for the insurance recovery receivable in the Consolidated Balance Sheet as of March 28, 2026 but the recovery was treated as a gain contingency since not resolved until after the end of the period.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan is prohibited from selling shares of the Company’s Class A Common Stock. During the six months ended March 28, 2026, no such loans were made, repaid, or outstanding.

Subsequent to March 28, 2026, the Company loaned the Company’s Investment/Profit Sharing Plan $150,000 to meet distribution obligations.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 194 supermarkets in North Carolina (72), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1), excluding three stores that remain temporarily closed due to damage sustained during Hurricane Helene.

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene, for which insurance proceeds of $4.7 million were received during fiscal year 2025. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024 pertaining to the same storm, for which insurance proceeds of $1.5 million were received during fiscal year 2025.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $650,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At March 28, 2026, the Company’s self-insurance reserves totaled $36.0 million. This amount included $3.2 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the six-month period ended March 28, 2026.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $38.2 million and $36.4 million for the fiscal quarters ended March 28, 2026 and March 29, 2025, respectively. For the six-month periods ended March 28, 2026 and March 29, 2025, vendor allowances applied as a reduction of merchandise costs totaled $76.6 million and $71.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.4 million for both fiscal quarters ended March 28, 2026 and March 29, 2025. For the six-month periods ended March 28, 2026 and March 29, 2025, vendor advertising allowances recorded as a reduction of advertising expense totaled $4.8 million and $3.7 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three and six-month periods ended March 28, 2026 and March 29, 2025 both include 13 and 26 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and six-month periods ended March 28, 2026 and March 29, 2025, comparable store sales included 194 stores, which excludes the three stores that remained closed due to the impact of Hurricane Helene.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Six Months Ended
	March 28,	March 29,	March 28,	March 29,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.9%	23.4%	24.6%	23.4%
Operating and administrative expenses	22.3%	21.8%	21.9%	21.7%
Gain from sale or disposal of assets	—%	—%	0.1%	0.1%
Income from operations	2.6%	1.6%	2.8%	1.8%
Other income, net	0.2%	0.2%	0.2%	0.2%
Interest expense	0.3%	0.4%	0.3%	0.4%
Income tax expense	0.6%	0.3%	0.7%	0.4%
Net income	1.9%	1.1%	2.0%	1.2%

Three Months Ended March 28, 2026 Compared to the Three Months Ended March 29, 2025

Net income for the second quarter of fiscal 2026 totaled $24.3 million, compared with net income of $15.1 million for the second quarter of fiscal 2025. This increase related to decreased cost of goods sold and increased vendor income offset by increased expenses, as described below.

Net Sales. Net sales decreased by $23.4 million, or 1.8%, to $1.31 billion for the three months ended March 28, 2026 compared to $1.33 billion for the three months ended March 29, 2025. The Medicare maximum fair price (MFP) change that became effective on January 1, 2026 reduced drug prices for 10 drugs. The impact of the MFP change resulted in a decrease in sales. Excluding fuel sales, total grocery comparable store sales decreased 1.6% over the comparative fiscal quarter. Ingles operated 194 stores at March 28, 2026 and March 29, 2025, excluding three stores damaged by Hurricane Helene that remained closed at March 28, 2026 and March 29, 2025.

Changes in retail grocery sales for the quarter ended March 28, 2026 are summarized as follows (in thousands):

Total retail sales for the three months ended March 29, 2025	$1,277,003
Comparable store sales decrease (including fuel)	(20,869)
Other	141
Total retail sales for the three months ended March 28, 2026	$1,256,275

Gross Profit. Gross profit for the three-month period ended March 28, 2026 totaled $325.3 million, an increase of $14.3 million, or 4.6%, compared with gross profit of $311.0 million for the three-month period ended March 29, 2025. Gross profit as a percentage of sales was 24.9% and 23.4% for the three months ended March 28, 2026 and March 29, 2025, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased by $2.0 million, or 0.7%, to $291.2 million for the three months ended March 28, 2026, from $289.1 million for the three months ended March 29, 2025. As a percentage of sales, operating and administrative expenses were 22.3% and 21.8% for the March 2026 and March 2025 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase
	(Decrease)	(Decrease) as a
	in millions	% of sales
Salaries and wages	$2.9	0.22%
Insurance	$(2.6)	(0.20)%
Miscellaneous	$1.6	0.13%

Salaries and wages increased due to overall increased cost to attract and retain associates in the Company’s market area.

Insurance expense decreased due to lower claim volume for our self-insured employee benefit plans

Miscellaneous expense increased as compared to prior year expenses that were offset by $0.5 million of insurance proceeds and $0.7 million for straight line rent credits from the purchase of a ground lease.

Loss or Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.4 million for the three months ended March 28, 2026. Loss from the sale or disposal of assets totaled $0.2 million for the three months ended March 29, 2025.

Other Income. Other income totaled $2.8 million for the three months ended March 28, 2026 and for the three months ended March 29, 2025.

Interest Expense. Interest expense totaled $4.5 million for the three months ended March 28, 2026 compared with $4.9 million for the three months ended March 29, 2025. The decrease related primarily to lower interest rates applicable to our variable rate indebtedness. Total debt at March 28, 2026 was $503.8 million compared with $521.6 million at March 29, 2025.

Income Taxes. Income tax expense totaled $8.5 million for the three months ended March 28, 2026, reflecting an effective tax rate of 25.9% of pretax income. Income tax expense totaled $4.5 million for the three months ended March 29, 2025, reflecting an effective tax rate of 22.9% of pretax income.

Net Income. Net income totaled $24.3 million for the three months ended March 28, 2026 compared with $15.1 million for the three months ended March 29, 2025. Basic and diluted earnings per share for Class A Common Stock were $1.31 and $1.28, respectively, for the March 2026 quarter, compared to $0.81 and $0.80, respectively, for the March 2025 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.19 for the March 2026 quarter compared with $0.74 for the March 2025 quarter.

Six Months Ended March 28, 2026 Compared to the Six Months Ended March 29, 2025

Net income for the first half of fiscal 2026 totaled $52.4 million, compared with net income of $31.7 million for the first half of fiscal 2025. The increase related primarily to increased sales offset by increased expenses, as described below.

Net Sales. Net sales increased by $61.5 million, or 2.4%, to $2.68 billion for the six months ended March 28, 2026 compared with $2.62 billion for the six months ended March 29, 2025. For the six months ended March 29, 2025, the Company estimated that approximately $55 to $65 million of revenue was lost during the three-week period immediately following Hurricane Helene due to road and power outages which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions as a result of the storm. Excluding fuel sales, total grocery comparable store sales decreased 2.2% for the six months ended March 28, 2026 as compared to the same period in 2025.

Changes in retail grocery sales for the quarter ended March 28, 2026 are summarized as follows (in thousands):

Total retail sales for the six months ended March 29, 2025	$2,522,068
Comparable store sales increase (including fuel)	55,030
Impact of stores closed in fiscal 2025	(2,098)
Other	665
Total retail sales for the six months ended March 28, 2026	$2,575,665

Gross Profit. Gross profit for the six months ended March 28, 2026 totaled $659.8 million, an increase of $47.7 million, or 7.8%, compared with gross profit of $612.1 million for the six months ended March 29, 2025. Gross profit as a percentage of sales was 24.6% and 23.4% for the six months ended March 28, 2026 and March 29, 2025, respectively.

Operating and Administrative Expenses. Operating and administrative expenses increased by $16.7 million, or 2.9%, to $586.6 million for the six months ended March 28, 2026, from $569.9 million for the six months ended March 29, 2025. As a percentage of sales, operating and administrative expenses were 21.9% and 21.8% for the March 2026 and March 2025 six-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

	Increase	Increase
	(Decrease)	(Decrease)
	in millions	% of sales
Salaries and wages	$11.6	0.43%
Miscellaneous	$3.7	0.14%
Bank charges	$2.5	0.09%
Professional fees	$(1.4)	(0.05)%

Salaries and wages normalized as compared to prior year which saw decreases in salaries and wages due to storm-related disruptions, power losses and difficulties for associates to get to work due to the damages caused by Hurricane Helene.

Miscellaneous expenses included costs associated with closed projects and additional fees associated with annual shareholder meeting. Prior year expenses were offset by $1.5 million of insurance proceeds from property loss due to Hurricane Helene and $0.7 million for straight line rent credits from the purchase of a ground lease.

Bank charges increased due to merchant processing fees associated with increased volume of credit card transactions.

Professional fees decreased due to reduced fees associated with technology transformation projects ongoing services.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $0.4 million for the six months ended March 28, 2026, as compared to $3.0 million for the six months ended March 29, 2025.

Interest Expense. Interest expense totaled $9.1 million for the six months ended March 28, 2026 compared with $9.9 million for the six months ended March 29, 2025. The decrease related primarily to lower interest rates applicable to our variable rate indebtedness. Total debt at March 28, 2026 was $503.8 million compared with $521.6 million at March 29, 2025.

Income Taxes. Income tax expense totaled $17.8 million for the six months ended March 28, 2026, reflecting an effective tax rate of 25.3% of pretax income. Income tax expense totaled $9.8 million for the six months ended March 29, 2025, reflecting an effective tax rate of 23.6% of pretax income.

Net Income. Net income totaled $52.4 million for the six months ended March 28, 2026 compared with $31.7 million for the six months ended March 29, 2025. Basic and diluted earnings per share for Class A Common Stock were $2.82 and $2.76, respectively, for the six months ended March 28, 2026, compared to $1.70 and $1.67, respectively, for the six months ended March 29, 2025. Basic and diluted earnings per share for Class B Common Stock were each $2.56 for the six months ended March 28, 2026 compared with $1.55 for the six months ended March 29, 2025.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $53.0 million for the six months ended March 28, 2026. The Company’s capital expenditures included the continued construction of a new store expected to open in fiscal 2026, restoration work on the three stores that remain temporarily closed stores due to Hurricane Helene, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2026 currently include investments of approximately $120 to $140 million. The Company currently plans to dedicate the majority of its fiscal 2026 capital expenditures to continued improvement of its store base, including the re-opening of the three stores temporarily closed due to Hurricane Helene, remodeling and continued investment in one store expected to open in fiscal 2026, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment and improvements to the Company’s milk processing plant.

The Company currently expects that its annual capital expenditures will be in the range of approximately $120 to $140 million going forward to maintain a modern store base. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity and Cash Flows

The Company generated $122.2 million net cash from operations for the six months ended March 28, 2026 compared with $19.4 million for the six months ended March 29, 2025. Cash from operations increased by $102.8 million due to higher net income for the six months ended March 28, 2026 compared with the six months ended March 29, 2025 and decreases in working capital needs primarily related to replenishment of inventory in the prior year due to Hurricane Helene.

Cash used by investing activities for the six-month periods ended March 28, 2026 and March 29, 2025 totaled $52.6 million and $57.9 million, respectively, consisting primarily of capital expenditures.

Cash used by financing activities totaled $17.9 million for both the six-month periods ended March 28, 2026 and March 29, 2025, which primarily consisted of payments on our long-term borrowings and dividends paid on our common stock.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”), as amended in June 2025, matures in June 2030 . The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which a single letter of credit in the amount of $900,000 was issued at March 28, 2026. The Company is not required to maintain compensating balances in connection with the Line. At March 28, 2026, the Company had no other borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions have agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $40.9 million as of March 28, 2026. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. As of March 28, 2026, the Company has an interest rate swap agreement for a notional amount of $9.5 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. As of March 28, 2026, the Company has an interest rate swap agreement for a notional amount of $105.3 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, or the failure of the Company to meet certain financial covenants designated in its loan documents. As of March 28, 2026, the Company was in compliance with these covenants.

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

Twelve Months Ended
March 2026
All items	3.3%
Food at home	1.9%
Energy	12.5%

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “expect”, “anticipate”, “intend”, “plan”, “likely”, “goal”, “believe”, “seek”, “will”, “may”, “would”, “should” and similar expressions are intended to identify forward-looking statements. While these forward-looking statements and the related assumptions are made in good faith and reflect the Company’s current judgment regarding the direction of the Company’s business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested or described by such forward-looking statements. Such statements are based upon a number of assumptions and estimates which are inherently subject to significant risks and uncertainties many of which are beyond the Company’s control. Some of these assumptions inevitably will not materialize, and unanticipated events will occur which will affect the Company’s results. Some important factors (but not necessarily all factors) that affect the Company’s revenues, financial position, growth strategies, profitability and operating results, or that otherwise could cause actual results to differ materially from those expressed in or implied by any forward-looking statement, include public health emergencies and pandemics; economic conditions generally in the Company’s operating area; the Company’s ability to successfully implement its expansion and operating strategies and to manage rapid expansion; pricing pressures and other competitive factors; reduction in per gallon retail fuel prices; the maturation of new and expanded stores; the Company’s ability to reduce costs and achieve improvements in operating results; the availability and terms of financing; increases in labor and utility costs; success or failure in the ownership and development of real estate; changes in the laws and government regulations applicable to the Company; disruptions in the efficient distribution of food products; changes in accounting policies, standards, guidelines or principles as may be adopted by regulatory agencies as well as the Financial Accounting Standards Board; and those factors contained under the heading “Risk Factors” in Item 1A of Part I of our most recent Annual Report on Form 10-K for the year ended September 27, 2025, filed by the Company under the Exchange Act, on November 26, 2025, as amended January 22, 2026.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, as of March 28, 2026, the Company was a party to interest rate swap agreements for an aggregate notional amount of $114.8 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025, filed by the Company with the Securities and Exchange Commission, on November 26, 2025, as amended on January 22, 2026.

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

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 28, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2025. Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 28, 2026.

(b) Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the Company’s last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended March 28, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 or Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: May 7, 2026	/s/ James W. Lanning
James W. Lanning
Chief Executive Officer and President (principal executive officer)

Date: May 7, 2026	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)