Form 10-Q
period 2026-06-27
INGLES MARKETS INC
filed 2026-08-06
CIK 50493

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2026

or

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

As of August 4, 2026, the registrant had 14,552,886 shares of Class A Common Stock, $0.05 par value per share, outstanding and 4,441,490 shares of Class B Common Stock, $0.05 par value per share, outstanding.

INGLES MARKETS, INCORPORATED

Part I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 27,	September 27,
	2026	2025
ASSETS
Current Assets:
Cash and cash equivalents	$455,086,566	$366,245,951
Receivables - net	102,682,302	106,355,244
Inventories	479,654,229	482,979,330
Other current assets	19,341,207	19,976,402
Total Current Assets	1,056,764,304	975,556,927
Property and Equipment - Net	1,501,440,844	1,515,070,221
Operating lease right of use assets	22,143,716	25,139,210
Other Assets	53,156,005	50,288,285
Total Assets	$2,633,504,869	$2,566,054,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$17,481,301	$17,477,241
Current portion of operating lease liabilities	4,614,190	4,968,121
Current portion of finance lease liabilities	868,368	716,377
Accounts payable - trade	189,916,078	179,226,467
Accrued expenses and current portion of other long-term liabilities	116,328,035	100,514,387
Total Current Liabilities	329,207,972	302,902,593
Deferred Income Taxes	51,743,000	65,040,000
Long-Term Debt	483,045,941	497,289,417
Noncurrent operating lease liabilities	18,910,931	21,549,312
Noncurrent finance lease liabilities	1,659,574	1,668,802
Other Long-Term Liabilities	64,145,568	61,672,942
Total Liabilities	948,712,986	950,123,066
Stockholders’ Equity
Preferred stock, $0.05 par value per share; 10,000,000 shares authorized; no shares issued	—	—
Common stocks:
Class A, $0.05 par value per share; 150,000,000 shares authorized; 14,552,786 shares and 14,548,611 shares issued and outstanding at June 27, 2026 and September 27, 2025, respectively	727,640	727,431
Class B, convertible to Class A, $0.05 par value per share; 100,000,000 shares authorized; 4,441,590 shares and 4,445,765 shares issued and outstanding at June 27, 2026 and September 27, 2025, respectively	222,079	222,288
Paid-in capital in excess of par value	—	—
Accumulated other comprehensive income	5,364,406	5,597,024
Retained earnings	1,678,477,758	1,609,384,834
Total Stockholders’ Equity	1,684,791,883	1,615,931,577
Total Liabilities and Stockholders’ Equity	$2,633,504,869	$2,566,054,643

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	June 27,	June 28,
	2026	2025
Net sales	$1,368,324,128	$1,346,221,519
Cost of goods sold	1,035,879,885	1,018,891,349
Gross profit	332,444,243	327,330,170
Operating and administrative expenses	298,005,144	290,131,745
Gain from sale or disposal of assets	44,127	143,235
Income from operations	34,483,226	37,341,660
Other income, net	3,037,263	2,769,378
Interest expense	4,503,187	4,856,083
Income before income taxes	33,017,302	35,254,955
Income tax expense	7,118,000	9,056,000
Net income	$25,899,302	$26,198,955

Other comprehensive loss:
Change in fair value of interest rate swap	$(72,152)	$(1,445,649)
Income tax benefit	30,000	358,000
Other comprehensive loss, net of tax	(42,152)	(1,087,649)
Comprehensive income	$25,857,150	$25,111,306

Per share amounts:
Class A Common Stock
Basic earnings per common share	$1.39	$1.41
Diluted earnings per common share	$1.36	$1.38
Class B Common Stock
Basic earnings per common share	$1.27	$1.28
Diluted earnings per common share	$1.27	$1.28
Cash dividends per common share
Class A Common Stock	$0.165	$0.165
Class B Common Stock	$0.150	$0.150

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Net sales	$4,049,164,793	$3,965,609,341
Cost of goods sold	3,056,904,220	3,026,167,821
Gross profit	992,260,573	939,441,520
Operating and administrative expenses	884,572,836	859,984,727
Gain from sale or disposal of assets	401,698	3,097,150
Income from operations	108,089,435	82,553,943
Other income, net	8,719,998	8,909,015
Interest expense	13,605,347	14,745,648
Income before income taxes	103,204,086	76,717,310
Income tax expense	24,909,000	18,824,000
Net income	$78,295,086	$57,893,310

Other comprehensive loss:
Change in fair value of interest rate swap	$(322,618)	$(779,562)
Income tax benefit	90,000	196,000
Other comprehensive loss, net of tax	(232,618)	(583,562)
Comprehensive income	$78,062,468	$57,309,748

Per share amounts:
Class A Common Stock
Basic earnings per common share	$4.21	$3.11
Diluted earnings per common share	$4.12	$3.05
Class B Common Stock
Basic earnings per common share	$3.83	$2.83
Diluted earnings per common share	$3.83	$2.83
Cash dividends per common share
Class A Common Stock	$0.495	$0.495
Class B Common Stock	$0.450	$0.450

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED JUNE 27, 2026 AND JUNE 28, 2025

					Paid-in	Accumulated
	Class A		Class B		Capital in	Other
	Common Stock		Common Stock		Excess of	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Par Value	Income (Loss)	Earnings	Total
Balance, September 28, 2024	14,544,925	$727,247	4,449,451	$222,472	$—	$6,737,631	$1,538,061,740	$1,545,749,090
Net income	—	—	—	—	—	—	16,588,340	16,588,340
Other comprehensive income, net of income tax	—	—	—	—	—	2,337,737	—	2,337,737
Cash dividends	—	—	—	—	—	—	(3,067,331)	(3,067,331)
Common stock conversions	825	41	(825)	(41)	—	—	—	—
Balance, December 28, 2024	14,545,750	$727,288	4,448,626	$222,431	$—	$9,075,368	$1,551,582,749	$1,561,607,836
Net income	—	—	—	—	—	—	15,106,015	15,106,015
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,833,650)	—	(1,833,650)
Cash dividends	—	—	—	—	—	—	(3,067,343)	(3,067,343)
Common stock conversions	1,305	65	(1,305)	(65)	—	—	—	—
Balance, March 29, 2025	14,547,055	$727,353	4,447,321	$222,366	$—	$7,241,718	$1,563,621,421	$1,571,812,858
Net income	—	—	—	—	—	—	26,198,955	26,198,955
Other comprehensive loss, net of income tax	—	—	—	—	—	(1,087,649)	—	(1,087,649)
Cash dividends	—	—	—	—	—	—	(3,067,366)	(3,067,366)
Common stock conversions	225	11	(225)	(11)	—	—	—	—
Balance, June 28, 2025	14,547,280	$727,364	4,447,096	$222,355	$—	$6,154,069	$1,586,753,010	$1,593,856,798

Balance, September 27, 2025	14,548,611	$727,431	4,445,765	$222,288	$—	$5,597,024	$1,609,384,834	$1,615,931,577
Net income	—	—	—	—	—	—	28,128,370	28,128,370
Other comprehensive loss, net of income tax	—	—	—	—	—	(529,552)	—	(529,552)
Cash dividends	—	—	—	—	—	—	(3,067,386)	(3,067,386)
Common stock conversions	—	—	—	—	—	—	—	—
Balance, December 27, 2025	14,548,611	$727,431	4,445,765	$222,288	$—	$5,067,472	$1,634,445,818	$1,640,463,009
Net income	—	—	—	—	—	—	24,267,415	24,267,415
Other comprehensive income, net of income tax	—	—	—	—	—	339,086	—	339,086
Cash dividends	—	—	—	—	—	—	(3,067,387)	(3,067,387)
Common stock conversions	75	4	(75)	(4)	—	—	—	—
Balance, March 28, 2026	14,548,686	$727,435	4,445,690	$222,284	$—	$5,406,558	$1,655,645,846	$1,662,002,123
Net income	—	—	—	—	—	—	25,899,302	25,899,302
Other comprehensive loss, net of income tax	—	—	—	—	—	(42,152)	—	(42,152)
Cash dividends	—	—	—	—	—	—	(3,067,390)	(3,067,390)
Common stock conversions	4,100	205	(4,100)	(205)	—	—	—	—
Balance, June 27, 2026	14,552,786	$727,640	4,441,590	$222,079	$—	$5,364,406	$1,678,477,758	$1,684,791,883

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	June 27,	June 28,
	2026	2025
Cash Flows from Operating Activities:
Net income	$78,295,086	$57,893,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	90,462,072	92,213,807
Non cash operating lease cost	3,428,636	3,549,941
Gain from sale or disposal of assets	(401,698)	(3,097,150)
Deferred income taxes	(13,207,000)	4,004,000
Changes in operating assets and liabilities:
Receivables	3,672,942	(24,012,105)
Inventory	3,325,101	(25,459,866)
Other assets	(2,555,144)	8,405,171
Operating lease liabilities	(3,425,454)	(4,205,325)
Accounts payable, accrued expenses and other liabilities	29,589,914	(15,093,645)
Net Cash Provided by Operating Activities	189,184,455	94,198,138
Cash Flows from Investing Activities:
Proceeds from sales of property and equipment	642,207	4,473,273
Capital expenditures	(76,388,921)	(91,384,460)
Net Cash Used by Investing Activities	(75,746,714)	(86,911,187)
Cash Flows from Financing Activities:
Principal payments on long-term borrowings	(14,842,500)	(14,845,045)
Debt issuance costs	—	(338,094)
Repayment of finance lease	(552,463)	(502,265)
Dividends paid	(9,202,163)	(9,202,040)
Net Cash Used by Financing Activities	(24,597,126)	(24,887,444)
Net Increase (Decrease) in Cash and Cash Equivalents	88,840,615	(17,600,493)
Cash and cash equivalents at beginning of period	366,245,951	353,687,911
Cash and Cash Equivalents at End of Period	$455,086,566	$336,087,418

See notes to unaudited condensed consolidated financial statements.

INGLES MARKETS, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED UNAUDITED INTERIM FINANCIAL STATEMENTS

Three Months and Nine Months Ended June 27, 2026 and June 28, 2025

A. BASIS OF PREPARATION

In the opinion of management, the accompanying condensed consolidated unaudited interim financial statements contain all adjustments necessary to present fairly the financial position as of June 27, 2026 and the results of operations and changes in stockholders’ equity for the three-month and nine-month periods ended June 27, 2026 and June 28, 2025, and cash flows of Ingles Markets, Incorporated, a North Carolina corporation (“Ingles”, the “Company”, “we”, “us”, or “our”), for the nine months ended June 27, 2026 and June 28, 2025. The adjustments made are of a normal recurring nature. Certain information and footnote disclosures included in our annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. It is suggested that these condensed consolidated unaudited interim financial statements be read in conjunction with the audited financial statements and the notes thereto included in the Annual Report on Form 10-K for the year ended September 27, 2025, filed by the Company under the Securities Exchange Act of 1934, as amended, on November 26, 2025, as amended on January 22, 2026.

The results of operations for the three-month and nine-month periods ended June 27, 2026 are not necessarily indicative of the results to be expected for the full fiscal year.

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

D. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Receivables are presented net of an allowance for doubtful accounts of $740,946 at June 27, 2026 and $512,680 at September 27, 2025.

E. INCOME TAXES

The Company’s effective tax rate differs from the federal statutory rate primarily as a result of state income taxes and tax credits.

The Company has unrecognized tax benefits and could incur interest and penalties related to uncertain tax positions. These amounts are insignificant and are not expected to significantly increase or decrease within the next twelve months.

F. ACCRUED EXPENSES AND CURRENT PORTION OF OTHER LONG-TERM LIABILITIES

Accrued expenses and current portion of other long-term liabilities consisted of the following:

	June 27,	September 27,
	2026	2025
Property, payroll and other taxes payable	$20,761,428	$24,420,782
Salaries, wages and bonuses payable	44,591,918	46,997,042
Self-insurance liabilities	16,474,769	17,771,028
Interest payable	1,101,883	4,752,916
Income taxes	24,317,196	—
Other	9,080,841	6,572,619
	$116,328,035	$100,514,387

Self-insurance liabilities are established for general liability claims, workers’ compensation and employee group medical and dental benefits based on claims filed and estimates of claims incurred but not reported. The Company is currently insured for covered costs in excess of $1.0 million per occurrence for workers’ compensation and for general liability and $650,000 per covered person for medical care benefits for a policy year. The Company’s self-insurance reserves totaled $36.0 million at June 27, 2026. Of this amount, $16.5 million was accounted for as a current liability and $19.5 million as a long-term liability, which included $3.3 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable. At September 27, 2025, the Company’s self-insurance reserves totaled $38.3 million of which $17.8 million was accounted for as a current liability and $20.5 million as a long-term liability, which included $3.3 million of expected self-insurance recoveries from excess cost insurance or other sources that was recorded as a receivable.

Employee insurance expense, including workers’ compensation and medical care benefits, net of employee contributions, totaled $13.7 million and $12.8 million for the three-month periods ended June 27, 2026 and June 28, 2025, respectively. For the nine-month periods ended June 27, 2026 and June 28, 2025, employee insurance expense, net of employee contributions totaled $37.0 million and $36.0 million, respectively.

The Company’s fuel operations use underground tanks for the storage of gasoline and diesel fuel. The Company reviewed FASB Accounting Standards Codification Topic 410 (“FASB ASC 410”) and determined that it had a legal obligation to remove tanks at various times in the future and accordingly determined that the Company had met the requirements for an asset retirement obligation. The Company followed the FASB ASC 410 model for determining the asset retirement cost and asset retirement obligation. The amounts recorded were immaterial for each fuel center, as well as in the aggregate, at June 27, 2026 and September 27, 2025.

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

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate or SOFR. The Line allows the Company to issue up to $10.0 million of letters of credit, of which a single letter of credit in the amount of $900,000 was issued at June 27, 2026. At June 27, 2026, the Company had no other borrowings under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $40.9 million as of June 27, 2026. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

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

In September 2017, the Company refinanced approximately $60 million of secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate, which matures in October 2027. As of June 27, 2026, the Company had an interest rate swap agreement for a notional amount of $8.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate, which matures in January 2030. As of June 27, 2026, the Company had an interest rate swap agreement for a notional amount of $103.3 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The Company recognizes differences between the variable rate interest payments and the fixed interest rate settlements with the swap counterparties as an adjustment to interest expense each period over the life of the swaps. The Company has designated the swaps as cash flow hedges and records the changes in the estimated fair value of the swaps to other comprehensive income each period. For the three and nine months ended June 27, 2026, the Company recorded $42.2 thousand and $232.6 thousand of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $7.1 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 27, 2026. For the three and nine months ended June 28, 2025, the Company recorded $1.1 million and $0.6 million of other comprehensive loss, respectively, net of income taxes, in its Condensed Consolidated Statements of Comprehensive Income. Unrealized gains of $8.2 million were included as an asset at fair value in the line “Other Assets” on the Condensed Consolidated Balance Sheet as of June 28, 2025.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, and the failure of the Company to meet certain financial covenants designated in its loan documents. The Company was in compliance with all financial covenants at June 27, 2026.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under all long-term debt agreements in the event of default under any one instrument.

At June 27, 2026, property and equipment with an undepreciated cost of approximately $234.7 million were pledged as collateral for long-term debt. Long-term debt and Line agreements contain various restrictive covenants requiring, among other things, maintenance of certain financial ratios. The Line permits the Company to pay dividends on its common stock, as long as the Company is in compliance with certain financial covenants. In addition, the terms of the indenture governing the Notes may restrict the ability of the Company to pay additional cash dividends based on certain financial parameters.

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

The Company paid cash dividends of $0.165 for each share of Class A Common Stock and $0.15 for each share of Class B Common Stock on July 16, 2026 to stockholders of record on July 9, 2026.

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

	Three Months Ended		Nine Months Ended
	June 27, 2026		June 27, 2026
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$20,270,014	$5,629,288	$61,274,804	$17,020,282
Conversion of Class B to Class A shares	5,629,288	—	17,020,282	—
Net income allocated, diluted	$25,899,302	$5,629,288	$78,295,086	$17,020,282

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,549,762	4,444,614	14,549,019	4,445,357
Conversion of Class B to Class A shares	4,444,614	—	4,445,357	—
Weighted average shares outstanding, diluted	18,994,376	4,444,614	18,994,376	4,445,357

Earnings per share
Basic	$1.39	$1.27	$4.21	$3.83
Diluted	$1.36	$1.27	$4.12	$3.83

	Three Months Ended		Nine Months Ended
	June 28, 2025		June 28, 2025
	Class A	Class B	Class A	Class B
Numerator: Allocated net income
Net income allocated, basic	$20,501,422	$5,697,533	$45,299,894	$12,593,416
Conversion of Class B to Class A shares	5,697,533	—	12,593,416	—
Net income allocated, diluted	$26,198,955	$5,697,533	$57,893,310	$12,593,416

Denominator: Weighted average shares outstanding
Weighted average shares outstanding, basic	14,547,273	4,447,103	14,546,178	4,448,198
Conversion of Class B to Class A shares	4,447,103	—	4,448,198	—
Weighted average shares outstanding, diluted	18,994,376	4,447,103	18,994,376	4,448,198

Earnings per share
Basic	$1.41	$1.28	$3.11	$2.83
Diluted	$1.38	$1.28	$3.05	$2.83

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

Operating Leases – Rent expense for all operating leases totaled $1.7 million and $5.2 million for the three and nine months ended June 27, 2026, respectively. This amount included short-term (less than one year) leases, common area expenses, and variable lease costs, all of which were insignificant. Cash paid for lease liabilities in operating activities approximates operating lease cost.

Finance Leases – Finance lease cost of $649.4 thousand included amortization expense of $552.4 thousand, which was included in operating and administrative expense, and $97.0 thousand of interest expense for the nine months ended June 27, 2026.

Future maturities of lease liabilities as of June 27, 2026 were as follows:

Fiscal Year	Operating Leases	Finance Leases
Remainder of 2026	$1,413,688	$249,200
2027	5,527,431	996,800
2028	4,092,000	996,800
2029	3,088,424	258,300
2030	1,709,164	156,800
Thereafter	15,742,641	120,394
Total lease payments	$31,573,348	$2,778,294
Less amount representing interest	8,048,227	250,352
Present value of lease liabilities	$23,525,121	$2,527,942

Lease extensions exercised during the nine months ended June 27, 2026 increased the line items “Operating lease right of use assets” and “Noncurrent operating lease liabilities” by $1.9 million on the Condensed Consolidated Balance Sheet as of June 27, 2026. At June 27, 2026, the weighted average remaining lease term for the Company’s operating leases was 15.2 years and, the weighted average discount rates used to determine operating lease and finance lease liability balances were 4.3% and 6.0%, respectively.

Leases as Lessor

At June 27, 2026, the Company owned and operated 102 shopping centers in conjunction with its supermarket operations, including one of the three stores located in a shopping center that remains temporarily closed as a result of damage sustained during Hurricane Helene. The Company leases to others a portion of its shopping center properties. The leases are non-cancelable operating lease agreements for terms ranging up to 20 years.

Rental income is included in the line item “Net sales” on the Condensed Consolidated Statements of Income. Depreciation on owned properties leased to others and other shopping center expenses are included in the line item “Cost of goods sold” on the Condensed Consolidated Statements of Income.

	Three Months Ended	Nine Months Ended
	June 27, 2026	June 27, 2026
Rents earned on owned and subleased properties:
Base rentals	$6,797,397	$21,731,875
Variable rentals	35,262	105,786
Total	6,832,659	21,837,661
Depreciation on owned properties leased to others	(2,352,645)	(7,067,937)
Other shopping center expenses	(1,416,876)	(3,674,102)
Total	$3,063,138	$11,095,622

Future minimum operating lease receipts at June 27, 2026 were as follows:

Fiscal Year
Remainder of 2026	$5,663,706
2027	20,136,388
2028	17,193,161
2029	13,715,567
2030	11,019,895
Thereafter	50,202,601
Total minimum future rental income	$117,931,318

K. SEGMENT INFORMATION

The reportable segments were determined based on information reviewed by the Company’s CODM for operational decision-making purposes, and the segment information is prepared on the same basis that the CODM reviews such financial information. The Company operates one primary business segment, retail grocery sales (representing the aggregation of individual retail stores) and includes four categories of product sales: grocery, non-foods, perishables and fuel. The “All Other” segment includes the results of non-reportable segments, fluid dairy and shopping center rentals, which do not meet both quantitative and qualitative criteria as defined under ASC 280, Segment Reporting. Beginning in fiscal year 2025, expense allocation methodology changed to include direct and indirect costs associated with the shopping center rentals that were previously included in the retail segment. The results for the three and nine months ended June 28, 2025 were recast to be comparable. The CODM utilizes operating income to assess the Company’s operating performance and to make decisions about allocating resources to each segment. The CODM does not review assets in evaluating results. Therefore, such information is not provided. The Company’s President and Chief Executive Officer is the

CODM. The accounting policies are the same as those described in the summary of significant accounting policies. The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

See below for a reconciliation of net income (amounts in thousands):

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Retail grocery revenue
Grocery (1)	$468,291	$478,310	$1,460,286	$1,447,893
Non-foods (2)	268,491	295,100	838,844	870,717
Perishables (3)	359,742	357,752	1,072,994	1,040,186
Fuel	213,596	161,829	513,661	456,263
Total retail grocery revenue	$1,310,120	$1,292,991	$3,885,785	$3,815,059
All other revenue	58,204	53,231	163,380	150,550
Total revenues from unaffiliated customers	$1,368,324	$1,346,222	$4,049,165	$3,965,609

Total retail grocery revenue	$1,310,120	$1,292,991	$3,885,785	$3,815,059
Less retail grocery expenses:
Merchandise costs (4)	994,047	981,124	2,943,707	2,917,519
Salary and wages	149,168	146,300	445,448	430,345
Insurance costs	15,429	14,752	42,384	41,957
Repair and maintenance	23,392	22,565	68,545	67,193
Bank charges	16,549	15,475	47,648	44,040
Depreciation and amortization	22,593	23,422	68,179	70,388
Utilities	15,002	14,505	45,993	45,610
Other retail grocery expenses (5)	42,964	42,067	128,787	126,413
Retail grocery operating income	$30,976	$32,782	$95,094	$71,595
Other operating income (6)	3,507	4,559	12,995	10,959
Other income	3,037	2,769	8,720	8,909
Interest expense	4,503	4,856	13,605	14,746
Taxes	7,118	9,056	24,909	18,824
Net income	$25,899	$26,199	$78,295	$57,893

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

The carrying amount and fair value of the Company’s debt, interest rate swaps, and non-qualified retirement plan assets at June 27, 2026 were as follows (in thousands):

	Carrying		Fair Value
	Amount	Fair Value	Measurements
Senior Notes due 2031	$350,000	$328,125	Level 2
Facility Bonds due 2036	40,850	40,850	Level 2
Secured notes payable and other	109,677	109,677	Level 2
Interest rate swap derivative contracts asset	7,093	7,093	Level 2
Non-qualified retirement plan assets	32,749	32,749	Level 2

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

During April 2026, the Company received a payment of $5.8 million for the final settlement of the inventory loss claims related to Hurricane Helene.

N. RELATED PARTY TRANSACTIONS

The Company will from time to time make short-term non-interest bearing loans to the Company’s Investment/Profit Sharing Plan to allow the plan to meet distribution obligations during a time when the plan is prohibited from selling shares of the Company’s Class A Common Stock. During the nine months ended June 27, 2026, the Company loaned $150,000 to the plan, which the plan repaid.

Subsequent to June 27, 2026, the Company loaned the plan $270,000.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ingles, a leading supermarket chain in the Southeast, operates 195 supermarkets in North Carolina (73), Georgia (64), South Carolina (35), Tennessee (21), Virginia (1) and Alabama (1), excluding three stores that remain temporarily closed due to damage sustained in Hurricane Helene. The Company opened one new store in North Carolina during the quarter ended June 27, 2026.

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

Impact of Hurricane Helene

On September 27, 2024, Hurricane Helene severely impacted western North Carolina, including the area where the Company’s headquarters are located, resulting in catastrophic flooding and destruction, power and communication outages, water outages, major road closures, and loss of life. For the year ended September 28, 2024, the Company recognized an impairment loss of $30.4 million related to inventory damaged or destroyed by Hurricane Helene, for which insurance proceeds of $5.8 million and $4.7 million were received during fiscal year 2026 and 2025, respectively. Additionally, the Company recognized a property and equipment impairment loss of $4.5 million for the year ended September 28, 2024, pertaining to the same storm, for which insurance proceeds of $1.5 million were received during fiscal year 2025.

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

Self-Insurance

The Company is self-insured for workers’ compensation, general liability and group medical and dental benefits. Risks and uncertainties are associated with self-insurance; however, the Company has limited its exposure by maintaining excess liability coverage of $1.0 million per occurrence for workers’ compensation and for general liability, and $650,000 per covered person for medical care benefits for a policy year. Self-insurance liabilities are established based on claims filed and estimates of claims incurred but not reported. The estimates are based on data provided by the respective claims administrators which is then applied to appropriate actuarial methods. These estimates can fluctuate if historical trends are not predictive of the future. The majority of the Company’s properties are self-insured for casualty losses and business interruption; however, the Company maintains liability coverage. At June 27, 2026, the Company’s self-insurance reserves totaled $36.0 million. This amount included $3.3 million of expected self-insurance recoveries from excess cost insurance or other sources that are recorded as a receivable.

Asset Impairments

The Company accounts for the impairment of long-lived assets in accordance with FASB ASC Topic 360. Asset groups are primarily composed of our individual stores and shopping center properties. For assets to be held and used, the Company tests for impairment using undiscounted cash flows and calculates the amount of impairment using discounted cash flows. For assets held for sale, impairment is recognized based on the excess of remaining book value over expected recovery value. The recovery value is the fair value as determined by independent quotes or expected sales prices developed by internal associates, net of costs to sell. Estimates of future cash flows and expected sales prices are judgments based upon the Company’s experience and knowledge of local operations and cash flows that are projected for several years into the future. These estimates can fluctuate significantly due to changes in real estate market conditions, the economic environment, capital spending decisions and inflation. The Company monitors the carrying value of long-lived assets for potential impairment each quarter based on whether any indicators of impairment have occurred. There were no asset impairments during the nine-month period ended June 27, 2026.

Vendor Allowances

The Company receives funds for a variety of merchandising activities from the many vendors whose products the Company buys for resale in its stores. These incentives and allowances are primarily composed of volume or purchase based incentives, advertising allowances, slotting fees, and promotional discounts. The purpose of these incentives and allowances is generally to help defray the costs incurred by the Company for stocking, advertising, promoting and selling the applicable vendor’s products. These allowances generally relate to short term arrangements with vendors, often relating to a period of one month or less, and are negotiated on a purchase-by-purchase or transaction-by-transaction basis. Whenever practical, vendor discounts and allowances that relate to buying and merchandising activities are recorded as a component of item cost in inventory and recognized in merchandise costs when the item is sold. Due to the use of the retail method of store inventory and the nature of certain allowances, it is sometimes not practicable to apply allowances to the item cost of inventory. In those instances, the allowances are applied as a reduction of merchandise costs using a rational and systematic methodology, which results in the recognition of these incentives when the inventory related to the vendor consideration received is sold. Vendor allowances applied as a reduction of merchandise costs totaled $41.7 million and $42.0 million for the fiscal quarters ended June 27, 2026 and June 28, 2025, respectively. For the nine-month periods ended June 27, 2026 and June 28, 2025, vendor allowances applied as a reduction of merchandise costs totaled $118.3 million and $113.5 million, respectively. Vendor advertising allowances that represent a reimbursement of specific identifiable incremental costs of advertising the vendor’s specific products are recorded as a reduction to the related expense in the period in which the related expense is incurred. Vendor advertising allowances recorded as a reduction of advertising expense totaled $2.2 million for fiscal quarters ended June 27, 2026 and June 28, 2025. For the nine-month periods ended June 27, 2026 and June 28, 2025, vendor advertising allowances recorded as a reduction of advertising expense totaled $7.0 million and $5.9 million, respectively.

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

Results of Operations

Ingles operates on a 52 or 53-week fiscal year ending on the last Saturday in September. The Condensed Consolidated Statements of Income for the three- and nine-month periods ended June 27, 2026 and June 28, 2025 each include 13 and 39 weeks of operations, respectively. Comparable store sales are defined as sales by retail stores in operation for five full fiscal quarters. Sales from replacement stores, major remodels and the addition of fuel stations to existing stores are included in the comparable store sales calculation from the date thereof. A replacement store is a newly-opened store that replaces an existing nearby store that has closed. A major remodel entails substantial remodeling of an existing store and includes additional retail square footage. For the three- and nine-month periods ended June 27, 2026 and June 28, 2025, comparable store sales included 194 stores, which excludes the three stores that remained closed due to the impact of Hurricane Helene.

The following table sets forth, for the periods indicated, selected financial information as a percentage of net sales. For information regarding the business’ segments, see Note K “Segment Information” to the Condensed Consolidated Financial Statements.

	Three Months Ended		Nine Months Ended
	June 27,	June 28,	June 27,	June 28,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Gross profit	24.3%	24.3%	24.5%	23.7%
Operating and administrative expenses	21.8%	21.5%	21.9%	21.7%
Gain from sale or disposal of assets	—%	—%	—%	0.1%
Income from operations	2.5%	2.8%	2.6%	2.1%
Other income, net	0.2%	0.2%	0.2%	0.3%
Interest expense	0.3%	0.4%	0.3%	0.4%
Income tax expense	0.5%	0.7%	0.6%	0.5%
Net income	1.9%	1.9%	1.9%	1.5%

Three Months Ended June 27, 2026 Compared to the Three Months Ended June 28, 2025

Net income for the third quarter of fiscal 2026 totaled $25.9 million, compared with net income of $26.2 million for the third quarter of fiscal 2025.

Net Sales. Net sales increased by $22.1 million, or 1.6%, to $1.37 billion for the three months ended June 27, 2026 compared with $1.35 billion for the three months ended June 28, 2025. Excluding fuel sales, total grocery comparable store sales decreased 3.1% over the comparative fiscal quarter. Ingles operated 195 stores at June 27, 2026, which included one new store that opened on June 17, 2026 and 194 stores at June 28, 2025, in each case excluding three stores damaged by Hurricane Helene that remained closed at both June 27, 2026 and June 28, 2025.

Changes in retail grocery sales for the quarter ended June 27, 2026 are summarized as follows (in thousands):

Total retail sales for the three months ended June 28, 2025	$1,292,991
Comparable store sales increase (including fuel)	15,894
Sales growth store opened fiscal 2026	1,410
Other	(175)
Total retail sales for the three months ended June 27, 2026	$1,310,120

Gross Profit. Gross profit for the three-month period ended June 27, 2026 totaled $332.4 million, an increase of $5.1 million, or 1.6%, compared with gross profit of $327.3 million for the three-month period ended June 28, 2025. Gross profit as a percentage of sales was 24.3% for both the three months ended June 27, 2026 and June 28, 2025. Gross profit for the three-months ended June 27, 2026 included insurance proceeds of $5.8 million for inventory loss claims related to the impact of Hurricane Helene.

Operating and Administrative Expenses. Operating and administrative expenses increased by $7.9 million, or 2.7%, to $298.0 million for the three months ended June 27, 2026, from $290.1 million for the three months ended June 28, 2025. As a percentage of sales, operating and administrative expenses were 21.8% and 21.5% for the June 2026 and June 2025 quarters, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$3.7	0.27%
Miscellaneous	$2.2	0.16%
Bank charges	$1.1	0.08%

Salaries and wages increased due to overall increased cost to attract and retain associates in the Company’s market area, which has experienced significant wage inflation over the last several years.

Miscellaneous expense increased as compared to prior year expenses, which had been offset by $0.5 million of insurance proceeds and $0.7 million for straight line rent credits from the purchase of a ground lease.

Bank charges increased due to higher credit card usage, which entails more card swipes and related fees.

Gain from Sale or Disposal of Assets. Gain from the sale or disposal of assets totaled $44.1 thousand for the three months ended June 27, 2026. During the quarter ended June 28, 2025, the gain from the sale or disposal of assets was $143.2 thousand.

Interest Expense. Interest expense totaled $4.5 million for the three-month period ended June 27, 2026 and $4.9 million for the three-month period ended June 28, 2025. Total debt at June 2026 was $500.5 million compared with $518.0 million at June 2025.

Income Taxes. Income tax expense totaled $7.1 million for the three months ended June 27, 2026 and $9.1 million for the three months ended June 28, 2025, reflecting effective tax rates of 21.6% and 25.7%, respectively. During the three months ended June 28, 2025 the Company’s annual estimated pre-tax book income was upwardly adjusted, which increased the related federal and state income tax expense for the quarter.

Net Income. Net income totaled $25.9 million for the three-month period ended June 27, 2026 compared with $26.2 million for the three-month period ended June 28, 2025. Basic and diluted earnings per share for Class A Common Stock were $1.39 and $1.36, respectively, for the June 2026 quarter, compared to $1.41 and $1.38, respectively, for the June 2025 quarter. Basic and diluted earnings per share for Class B Common Stock were each $1.27 for the June 2026 quarter compared with $1.28 for the June 2025 quarter.

Nine Months Ended June 27, 2026 Compared to the Nine Months Ended June 28, 2025

Net income for the nine months ended June 27, 2026 totaled $78.3 million, compared with net income of $57.9 million for the nine months ended June 28, 2025.

Net Sales. Net sales increased by $83.6 million, or 2.1%, to $4.05 billion for the nine months ended June 27, 2026 compared with $3.97 billion for the nine months ended June 28, 2025. Hurricane Helene severely impacted western North Carolina at the end of September 2024, and the Company estimates that approximately $55 to $65 million of revenue was lost during the three-week period immediately following the storm due to road and power outages, which prevented some stores from opening or maintaining normal store hours, as well as due to electronic payment disruptions as a result of Hurricane Helene. Excluding fuel sales, total grocery comparable store sales increased 0.4% over the comparative nine-month period.

Changes in retail grocery sales for the nine months ended June 27, 2026 are summarized as follows (in thousands):

Total retail sales for the nine months ended June 28, 2025	$3,815,059
Comparable store sales increase (including fuel)	70,924
Sales growth store opened fiscal 2026	1,410
Impact of stores closed in fiscal 2025	(2,098)
Other	490
Total retail sales for the nine months ended June 27, 2026	$3,885,785

Gross Profit. Gross profit for the nine-month period ended June 27, 2026 totaled $992.3 million, an increase of $52.8 million, or 5.6%, compared with gross profit of $939.4 million for the nine-month period ended June 28, 2025. Gross profit as a percentage of sales was 24.5% and 23.7% for the nine months ended June 27, 2026 and June 28, 2025, respectively. Gross profit for the nine-months ended June 27, 2026 included insurance proceeds of $5.8 million for inventory loss claims related to the impact of Hurricane Helene.

Operating and Administrative Expenses. Operating and administrative expenses increased by $24.6 million, or 2.9%, to $884.6 million for the nine months ended June 27, 2026, from $860.0 million for the nine months ended June 28, 2025. As a percentage of sales, operating and administrative expenses were 21.9% and 21.7% for the June 2026 and June 2025 nine-month periods, respectively.

A breakdown of the major changes in operating and administrative expenses is as follows:

		Increase
	Increase	as a % of
	in millions	sales
Salaries and wages	$15.3	0.38%
Miscellaneous	$5.9	0.15%
Bank charges	$3.6	0.09%

Salaries and wages normalized as compared to the prior year period, which saw decreases in salaries and wages due to storm-related disruptions, power losses and difficulties for associates to get to work due to the damage caused by Hurricane Helene.

Miscellaneous expenses included costs associated with closed projects and additional fees associated with the Company’s annual shareholder meeting. Prior year expenses were offset by $1.5 million of insurance proceeds from property loss due to Hurricane Helene and $0.7 million for straight line rent credits from the purchase of a ground lease.

Bank charges increased due to merchant processing fees associated with increased volume of credit card transactions

Gain from Sale or Disposal of Assets. During the nine months ended June 27, 2026, the gain from the sale or disposal of assets totaled $401.7 thousand, compared to $3.1 million during the nine months ended June 28, 2025. The gain from the sale or disposal of assets during the nine months ended June 28, 2025 included the sale of real property and trade in value for rolling stock.

Interest Expense. Interest expense totaled $13.6 million for the nine-month period ended June 27, 2026 compared with $14.7 million for the nine-month period ended June 28, 2025.

Income Taxes. Income tax expense totaled $24.9 million for the nine months ended June 27, 2026, and $18.8 million for the nine months ended June 28, 2025, reflecting effective tax rates of 24.1% and 24.5%, respectively.

Net Income. Net income totaled $78.3 million for the nine-month period ended June 27, 2026 compared with $57.9 million for the nine-month period ended June 28, 2025. Basic and diluted earnings per share for Class A Common Stock were $4.21 and $4.12, respectively, for the nine months ended June 27, 2026, compared to $3.11 and $3.05, respectively, for the nine months ended June 28, 2025. Basic and diluted earnings per share for Class B Common Stock were each $3.83 for the nine months ended June 27, 2026 compared with $2.83 for the nine months ended June 28, 2025.

Liquidity and Capital Resources

Capital Expenditures

Capital expenditures totaled $76.4 million for the nine-month period ended June 27, 2026. The Company’s capital expenditures included the continued construction of a new store, which opened in June 2026, restoration repairs to reopen one store, and restoration work on the three remaining stores temporarily closed due to Hurricane Helene, the expansion and remodeling of existing stores, the acquisition of sites, new technology, and upgrades of the Company’s transportation fleet and facilities.

The Company’s capital expenditure plans for fiscal 2026 currently include investments of approximately $120 to $130 million. The Company currently plans to dedicate the remainder of its fiscal 2026 capital expenditures to continued improvement of its store base, including the reopening of the stores temporarily closed due to Hurricane Helene, as well as technology improvements, upgrading and replacing existing store, warehouse and transportation equipment, and improvements to the Company’s milk processing plant.

The Company currently expects that its annual capital expenditures will be in the range of approximately $120 to $130 million going forward in order to maintain a modern store base and to reopen the remaining temporarily closed stores. Among other things, planned expenditures for any given future fiscal year will be affected by the availability of financing, which can affect both the number of projects pursued at any given time and the cost of those projects. The number of projects may also fluctuate due to the varying costs of the types of projects pursued including new stores and major remodel/expansions. The Company makes decisions on the allocation of capital expenditure dollars based on many factors including the competitive environment, other Company capital initiatives and its financial condition.

The Company does not generally enter into commitments for capital expenditures other than on a store-by-store basis at the time it begins construction on a new store or begins a major or minor remodeling project.

Liquidity and Cash Flows

The Company generated $189.2 million of net cash from operations for the nine-month period ended June 27, 2026 compared with $94.2 million for the nine-month period ended June 28, 2025. Net cash from operations increased due to higher net income and decreases in working capital needs during the June 2026 nine-month period compared with the June 2025 nine-month period. For the nine -month period ended June 28, 2025, the Company experienced increased working capital needs to replenish inventory following the impact of Hurricane Helene.

Cash used by investing activities for the nine-month periods ended June 27, 2026 and June 28, 2025 totaled $75.7 million and $86.9 million, respectively, consisting primarily of capital expenditures.

Cash used by financing activities totaled $24.6 million for the nine-month period ended June 27, 2026 compared with $24.9 million for the nine-month period ended June 28, 2025. Cash used by financing activities primarily comprises our debt service obligations and dividends paid on our common stock.

In June 2021, the Company issued $350.0 million aggregate principal amount of senior notes due 2031 (the “Notes”). The Notes bear an interest rate of 4.00% per annum and were issued at par.

The Company has a $150.0 million line of credit (the “Line”) that, as amended in June 2025, matures in June 2030. The Line provides the Company with various interest rate options based on the prime rate, the Federal Funds Rate, or SOFR. The Line allows the Company to issue up to $10.0 million in letters of credit, of which a single letter of credit in the amount of $900,000 was issued at June 27, 2026. The Company is not required to maintain compensating balances in connection with the Line. At June 27, 2026, the Company had no other borrowings outstanding under the Line.

In December 2010, the Company completed the funding of $99.7 million of bonds (the “Bonds”) for the construction of new warehouse and distribution space adjacent to its existing space in Buncombe County, North Carolina (the “Project”). The Project was completed in 2012, and the final maturity date of the Bonds is January 1, 2036.

Under a Continuing Covenant and Collateral Agency Agreement (the “Covenant Agreement”) between certain financial institutions and the Company, the financial institutions have agreed to hold the Bonds until December 17, 2029, subject to certain events. Mandatory redemption of the Bonds by the Company in the annual amount of $4.5 million began on January 1, 2014. The outstanding balance of the Bonds was $40.9 million as of June 27, 2026. The Company may redeem the Bonds without penalty or premium at any time prior to December 17, 2029.

In September 2017, the Company refinanced approximately $60 million secured borrowing obligations with a SOFR-based amortizing floating rate loan secured by real estate maturing in October 2027. As of June 27, 2026, the Company has an interest rate swap agreement for a notional amount of $8.0 million at a fixed rate of 3.962%. Under this agreement, the Company pays monthly the fixed rate of 3.962% and receives the one-month SOFR plus 1.75%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest rate swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.5 million and mature October 1, 2027.

In December 2019, the Company entered into a $155 million SOFR-based amortizing floating rate loan secured by real estate maturing in January 2030. As of June 27, 2026, the Company has an interest rate swap agreement for a notional amount of $103.3 million at a fixed rate of 2.998%. Under this agreement, the Company pays monthly the fixed rate of 2.998% and receives the one-month SOFR plus 1.60%. The interest rate swap effectively hedges floating rate debt in the same amount as the notional amount of the interest swap. Both the floating rate debt and the interest rate swap have monthly principal amortization of $0.65 million and mature in fiscal year 2030.

The fair market value of the interest rate swaps are measured quarterly with adjustments recorded in other comprehensive income.

The Company’s long-term debt agreements generally have cross-default provisions which could result in the acceleration of payments due under the Line, Bonds and Notes indenture in the event of default under any one instrument.

The Company’s long-term debt agreements generally contain provisions that under certain circumstances would permit lending institutions to terminate or withdraw their respective extensions of credit to the Company. Included among the triggering factors permitting the termination or withdrawal of the Line are certain events of default, including both monetary and non-monetary defaults, the initiation of bankruptcy or insolvency proceedings, or the failure of the Company to meet certain financial covenants designated in its loan documents. As of June 27, 2026, the Company was in compliance with these covenants.

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

Twelve Months Ended
June 2026
All items	3.5%
Food at home	2.7%
Energy	15.7%

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As disclosed under “Liquidity” in Part I Item 2 of this Quarterly Report on Form 10-Q, as of June 27, 2026 the Company was a party to interest rate swap agreements for an aggregate notional amount of $111.3 million. Otherwise, the Company does not typically utilize financial instruments for trading or other speculative purposes, nor does it typically utilize highly leveraged financial instruments. There have been no other material changes in the market risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended September 27, 2025, filed by the Company with the Securities and Exchange Commission, (the “SEC”), on November 26, 2025, as amended on January 22, 2026.

Item 4. CONTROLS AND PROCEDURES

(a)Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to provide reasonable assurance of achieving the objective that information in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified and pursuant to the regulations of the SEC. Disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, include controls and procedures designed to ensure the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. It should be noted that the Company’s system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met.

As required by SEC Rule 13a-15(b), the Company carried out an evaluation, under the supervision and with participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 27, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. In making this evaluation, it considered matters previously identified and disclosed in connection with the filing of its Annual Report on Form 10-K for fiscal 2025. Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2026.

(b) Changes in Internal Control over Financial Reporting

No changes in internal control over financial reporting occurred during the fiscal quarter ended June 27, 2026 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 5. OTHER INFORMATION

During the three months ended June 27, 2026, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

Item 6. EXHIBITS

(a) Exhibits.

3.1

Third Amended and Restated Bylaws of Ingles Markets, Incorporated (included as Exhibit 3.1 to Ingles Markets, Incorporated’s Current Report on Form 8-K, filed with the Commission on May 5, 2026, and incorporated herein by this reference).

31.1	*	Rule 13a-14(a) Certification

31.2	*	Rule 13a-14(a) Certification

32.1	**	Certification Pursuant to 18 U.S.C. Section 1350

32.2	**	Certification Pursuant to 18 U.S.C. Section 1350

101	*

The following financial information from the Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2026, formatted in iXBRL (Inline Extensible Business Reporting Language) and furnished electronically herewith: (i) the Consolidated Statements of Earnings; (ii) the Consolidated Balance Sheets; (iii) the Consolidated Statements of Cash Flows; (iv) the Consolidated Statements of Comprehensive Income; and (v) the Notes to the Consolidated Financial Statements.

104	*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INGLES MARKETS, INCORPORATED

Date: August 6, 2026	/s/ James W. Lanning
James W. Lanning
President and Chief Executive Officer (principal executive officer)

Date: August 6, 2026	/s/ Patricia E. Jackson
Patricia E. Jackson, CPA
Vice President-Finance and Chief Financial Officer (principal financial and accounting officer)